Form 10-K
period 2004-12-31
OccuLogix, Inc.
filed 2005-03-14
CIK 1299139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO _____

                                  -------------

                        COMMISSION FILE NUMBER 000-551030

                                 OccuLogix, Inc.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                 59 343 4771
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

                     2600 Skymark Avenue, Unit 9, Suite 201
                          Mississauga, Ontario L4W 5B2
                    (Address of principal executive offices)
                                 (905) 602-0887
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)


          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The  aggregate  market  value  of  the  voting  common  stock  held  by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2004: Not applicable because trading of the Registrant's Common Stock on the NASDAQ National Market did not commence until December 9, 2004. The Registrant has no non-voting common stock.

         As of March 9, 2005, there were 41,806,768 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders of the Registrant to be held June 24, 2005 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements.

         Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Information regarding market and industry statistics contained in this Form 10-K is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources and cannot assure you of the accuracy of the market and industry data we have included.

ITEM 1.  BUSINESS.

OVERVIEW

     We are an ophthalmic therapeutic company founded to commercialize innovative treatments for eye diseases, including age-related macular degeneration, or AMD. AMD is the leading cause of late onset visual impairment and legal blindness in people over the age of 50 in the United States and other Western industrialized societies. We believe that Dry AMD, the most common form of the disease, afflicts approximately 13.0 to 13.5 million people in the United States, representing approximately 85% to 90% of all AMD cases. Although the exact cause of AMD is not known, researchers have identified several factors that are associated with AMD, including poor microcirculation and the gradual build-up of cellular waste material in the retina. We believe that improved microcirculation increases the supply of oxygen and nutrients to the compromised retina and facilitates the removal of cellular waste material from the retina. We believe that a treatment that improves microcirculation in the retina can help to enhance the metabolic efficiency of the retina and the removal of waste material and thereby aid in the treatment of Dry AMD. We believe there is a significant opportunity for such a treatment.

     Our product, the RHEO(TM) System, is designed to improve microcirculation in the eye by filtering high molecular weight proteins and other macromolecules from the patient's plasma. The RHEO(TM) Therapy is used to perform Rheopheresis, which we refer to under our trade name RHEO(TM) System. Rheopheresis is a blood filtration process that selectively removes molecules from plasma. The RHEO(TM) System consists of the OctoNova Pump and a disposable treatment set, containing two filters, through which the patient's blood circulates. We believe that the RHEO(TM) System is the only Dry AMD treatment to target what we believe to be the underlying cause of AMD rather than its symptoms and that, based on preliminary data, appears to demonstrate improved vision in some patients. The only currently accepted treatment option for persons with advanced cases of Dry AMD are over-the-counter vitamins, antioxidants and zinc supplements that can reduce the five-year risk of conversion to Wet AMD, the other form of the disease, by approximately 25%.

    We are currently conducting a pivotal clinical trial, called MIRA-1, or Multicenter Investigation of Rheopheresis for AMD, which, if successful, is expected to support our application to the U.S. Food and Drug Administration, or FDA, to obtain approval to market the RHEO(TM) System in the United States. The MIRA-1 protocols require us to obtain a minimum of 150 complete clinical data sets. To that end, we had enrolled a total of 185 patients in MIRA-1 as of December 31, 2004. This completed the enrollment phase of MIRA-1, exceeding our goal of enrolling 180 subjects by December 31, 2004. We have collected complete 12-month post-treatment data sets for 87 of these patients. Of the remaining 98 patients, 82 are in the process of treatment or follow-up and the treatment of 16 patients did not result in complete data sets. We intend to derive the required 150 complete 12-month post-treatment data sets from our enrolled subjects. As of December 31, 2004, we had also submitted to the FDA the first three of four modules of the Pre-market Approval Application, or PMA, filing, the non-clinical portion. We intend to submit the fourth module, which consists of the follow-up clinical data, in two components. We expect that we will submit the first component following completion of our six-month data on at least 150 data sets, including the 12-month data sets for all patients for whom they are available; and that we will submit the second component following completion of our 12-month data on at least 150 data sets.

     The non-clinical portion of the PMA consists of technical data relating to components of the RHEO(TM) System. In late 2001, with the permission of the FDA, we submitted an interim analysis of 36 complete data sets from the first 43 patients enrolled. The remaining seven patients did not complete all of the required follow-up and thus their results do not qualify as a complete data set. Of the 36 data sets analyzed, 11 were from placebo patients. Fifty-eight percent of, or 11 of 19, patients in the MIRA-1 interim analysis entering the clinical trial with worse than legal driving vision, which is defined as best corrected visual acuity, or BCVA, of worse than 20/40, improved to meet or exceed the requirements to regain a driver's license. However, since MIRA-1 is a double masked, placebo-controlled study, we do not know the degree of such improvement, and we do not and will not have updated patient results until we have completed the clinical portion of the MIRA-1 study.

     As we cannot begin commercialization in the United States until we receive FDA approval, we do not expect to generate revenues in the United States until late 2006, at the earliest. However, in anticipation of commercialization in the United States, we are establishing a plan to educate members of the eye care community about RHEO(TM) Therapy. We are currently identifying multi-facility health care service providers including hospitals, dialysis clinics and ambulatory surgery centers, as well as private practices, which we believe may be interested in providing RHEO(TM) Therapy in their facilities. We believe that one of these potential providers may be TLC Vision Corporation or TLC Vision, an eye care services company, which we believe has relationships with a large number of optometrists and ophthalmologists in the United States.

     In 2003, we received Health Canada approval for the components of the RHEO(TM) System. The approval allows us to market the RHEO(TM) System in Canada for use in the treatment of patients suffering from dysproteinemia due, for example, to abnormal plasma viscosity and/or macular disease. Upon receiving our approval, we began limited commercialization of the RHEO(TM) System through sales of OctoNova pumps and disposable treatment sets to three clinics in Canada. In September 2004, we signed an agreement with a private Canadian company called Rheo Therapeutics Inc., which has agreed to purchase approximately 8,000 treatment sets and 20 OctoNova pumps by the end of 2005, with an option to purchase up to an additional 2,000 treatment sets, subject to availability. We believe that Rheo Therapeutics plans to open a number of commercial treatment centers in various Canadian cities where the RHEO(TM) Therapy will be performed. Dr. Jeffrey Machat, who is an investor in and one of the directors of Rheo Therapeutics, was a co-founder and former director of TLC Vision.

     We have exclusive rights to commercialize the RHEO(TM) System for ophthalmic uses in North America and the Caribbean. In order to sell or export a medical device in the European community, a Conformite Europeene or CE Mark, is required. Although Rheopheresis for the selective removal of molecules from plasma received CE Mark approval in 1998, we do not have the rights to commercialize the RHEO(TM) System in Europe.

OUR HISTORY AND MAJOR RELATIONSHIPS

     Shortly after our inception, we began commercialization of therapeutic apheresis by opening a therapeutic apheresis center in Florida. This site generated revenues of $900,200 and $1,277,800 for the years ended June 30, 1999 and 1998, respectively. The therapeutic apheresis center was closed in 1999 pursuant to a directive issued by the FDA. After obtaining an FDA investigational device exemption, we initiated a pivotal clinical trial called MIRA-1 to support an application to the FDA for approval to market the RHEO(TM) System, and have conducted this trial since 1999.

  Relationship with TLC Vision

     TLC Vision beneficially owns approximately 51.4% of our outstanding common stock, or 48.2% on a fully diluted basis. Elias Vamvakas, the Chairman and former CEO of TLC Vision, became our Chairman in 2003 and is now also our CEO. In addition, two of our other directors, Thomas N. Davidson and Richard L. Lindstrom, are also directors of TLC Vision. These three directors constitute the majority of our board. Mr. Vamvakas beneficially owns 3,384,989 common shares of TLC Vision, representing approximately 5.1% of TLC Vision's outstanding shares. As of December 31, 2004, Mr. Davidson beneficially owned 64,827 common shares of TLC Vision and Dr. Lindstrom beneficially owned 63,500 common shares of TLC Vision.

     On December 8 2004, we purchased TLC Vision's 50% interest in OccuLogix, L.P. in exchange for which we issued 19,070,234 shares of our common stock to TLC Vision. This resulted in OccuLogix, L.P. becoming our wholly-owned subsidiary. Accordingly, 100% of the results of the OccuLogix, L.P. operations are included in the consolidated financial statements since that date. We believe that our value resides solely in OccuLogix, L.P. to which we licensed all of the distribution and marketing rights for the RHEO(TM) System for ophthalmic indications to which we are entitled. Prior to the acquisition, our only profit stream has come from our share of OccuLogix, L.P. earnings. Our acquisition of TLC Vision's 50% ownership interest in OccuLogix, L.P. will transfer the earnings potential for sales of the RHEO(TM) System entirely to us.

     As part of the formation of OccuLogix, L.P. in July 2002, we licensed certain patent rights, trademark rights and know-how rights to OccuLogix, L.P. We also provided OccuLogix, L.P. with licenses to our in-house software as well as sublicensing software that we have licensed from TLC Vision. TLC Vision agreed to provide OccuLogix, L.P., upon request, with $200,000 in funding at an annual interest rate equal to the Bank of America prime rate of interest on the date the loan is made, plus two percent. As at December 8, 2004, Occulogix, L.P. had not requested for funding from TLC Vision.

     Occulogix, L.P.'s primary customer was RHEO Clinic Inc., a subsidiary of TLC Vision, for which Occulogix, L.P. has reported revenues of $401,236,
$459,730 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. RHEO Clinic uses the RHEO(TM) System to treat patients, for which it charges its customers (the patients) a per-treatment fee. RHEO Clinic has advised us that the OctoNova pumps purchased from Occulogix, L.P. are capitalized as fixed assets to be depreciated over a period of five years on a straight line basis and the treatment sets are disposed of after each treatment and expensed as a cost of sale. Rheo Clinic has further advised us that all of its revenues, in Canadian dollars, of $595,275, $836,696 and nil for the years ended December 31, 2004, 2003 and 2002, respectively, are derived from sales to unrelated third parties. The revenues reported from RHEO Clinic are unaudited and have not been independently verified by us. However, management believes the amounts to be accurate. We do not expect going forward that RHEO Clinic will be a significant source of revenue.

     Dr. Jeffrey Machat, a co-founder of TLC Vision, served as a director of TLC Vision from 1993 to 1999. From 1993 to 2001, Dr. Machat served as a Co-National Medical Director of TLC Vision. Dr. Machat is an independent contractor to TLC Vision York Mills Centre and pays the Centre a per-procedure facility fee for using the Centre to perform LASIK on his patients. Based on public filings, we believe that Dr. Machat is a shareholder of TLC Vision but does not own more than 5% of the shares of TLC Vision. We have been advised that Dr. Machat is a co-founder, shareholder, one of its three directors and serves as Rheo Therapeutics' National Medical Director. We have been advised that Dr. Machat owns 25% of the shares of Rheo Therapeutics. We have recently signed an agreement to provide the RHEO(TM) System in Canada to Rheo Therapeutics.

  Other Major Relationships

     In October 2003, our stockholders created a new company called Rheogenx BioSciences Corporation to further develop the use of the current components of the RHEO(TM) System for non-ophthalmic uses. At that time, we licensed our rights to the RHEO(TM) System and associated intellectual property to them for these non-ophthalmic uses, only to the extent that we have them or acquire them in the future. Under the terms of our license with Rheogenx, Rheogenx has the right to use the RHEO(TM) System patent rights, know-how rights and trademark rights for non-ophthalmic uses in Canada, the United States and Mexico. In exchange for these rights, Rheogenx compensates us for the full cost of the license, including royalties and applicable license fees. The license agreement may be terminated upon any breach of a material provision.

     The components of the RHEO(TM) System were developed by our suppliers, Diamed Med and Asahi Medical. In 2002, Apheresis Technologies, which is managed by John Cornish, one of our stockholders, our Vice President of Operations and one of our directors from April 1997 to September 2004 was spun off from us.

     The purpose of the spin off was to allow us to focus on our clinical trials. This spin off was accomplished by our transferring all the assets we had in connection with our plasma filter distribution business to our then wholly-owned subsidiary, Apheresis Technologies. In consideration for the transfer of those assets, Apheresis Technologies agreed to pay us $25,000. The full amount of this consideration was applied to amounts owing by us to Apheresis Technologies. Following this transfer, we distributed the stock we owned in Apheresis Technologies to our stockholders, such that the identity and relative ownership of our stockholders and Apheresis Technologies' stockholders were the same. We did not assume any liabilities in connection with this transfer. Shortly after the spin off, we entered into a distribution services agreement with Apheresis Technologies to provide us with logistical support, including warehousing, order fulfillment, shipping and billing services. We have the right to terminate this agreement at any time.

     In June 2003, we entered into a reimbursement agreement with Apheresis Technologies whereby we reimburse them for the applicable percentage of time that their employees provide services to us. One of these employees is John Cornish, our Vice President of Operations. While Mr. Cornish is one of our officers, he is not an employee. Although we do not pay a salary directly to Mr. Cornish, we reimburse Apheresis Technologies for the proportion of the time he spends on our business. Currently, we reimburse Apheresis Technologies for approximately 80% of his salary of $100,000 per year and his benefits.

     Our primary activities include commercialization of the RHEO(TM) System in Canada, working to obtain FDA regulatory approval for the RHEO(TM) System, and building an operating infrastructure to support potential U.S. sales following approval by the FDA.

INDUSTRY

OVERVIEW OF THE HUMAN EYE

     The human eye is composed of focusing elements in the front, the cornea and lens, and a light-sensing element in the back, the retina. Light falls on the photoreceptors that are part of the retina and is converted into electrical energy, which travels via the optic nerve to the brain. The brain processes the complex signals sent from the retina into vision. The central 5% of the area of the retina is the macula, the region responsible for seeing color and for the central vision necessary for activities including reading, face recognition, watching television and driving. Due to its extremely small size, any damage to the macula can result in significant visual impairment, including legal blindness. In the Western World, the major diseases that usually result in blindness in adults are those affecting the retina, including AMD.

                               [GRAPHIC OMITTED]

AGE-RELATED MACULAR DEGENERATION (AMD)

     AMD is a chronic, progressive disease of the macula that results in the loss of central vision. The most common symptoms include central distortion, loss of contrast sensitivity and loss of color vision, none of which can be corrected by refractive means, including glasses, contact lenses or laser eye surgery. Peripheral vision usually remains unaffected so that patients are often forced to look to the side of objects to see them, but are still unable to see detail. AMD typically affects people initially in one eye, with a high probability of occurrence in the second eye over time. People with AMD often have difficulty living independently and performing routine daily activities.

     We believe that approximately 15 million people in the United States suffer from AMD. According to a ten-year study published in Ophthalmology in October 2002, the prevalence of AMD among a selected sample of U.S. residents increased sharply with age, from 28.2% among people 65 to 74 years of age to 46.2% among people 75 years and older. A study by Duke University published in 2003 reported that the prevalence of AMD among a selected sample of U.S. residents aged 65 and older was 27% in 1999. According to the U.S. Census Bureau, the number of people in the United States aged 50 or older is approximately 80 million and is expected to increase by approximately 40% over the next two decades. We expect that this increase in the number of elderly people will result in a significant increase in the number of cases of AMD in the United States.

     AMD occurs in two forms -- a non-exudative "dry" form and an exudative "wet" form.

     DRY AMD. Dry AMD is the most common form of the disease. We believe that Dry AMD affects approximately 13.0 to 13.5 million people in the United States, or approximately 85% to 90% of all AMD cases. Dry AMD is characterized by a gradual decrease of visual acuity, by pigment abnormalities on the macula and by the build-up of protein and lipid deposits, called drusen. This build-up of macromolecules affects the microcirculation in the eye. Research suggests that the retinal cells, overwhelmed by the lack of oxygen and nutrients and the build-up of debris, enter into a dysfunctional state of dormancy. Without treatment, the retinal cells ultimately die and do not regenerate, leading to irreversible vision loss either through the progression of Dry AMD or conversion to Wet AMD. Patients with Dry AMD are classified at the time of diagnosis into four categories of worsening severity. The higher the category, the greater the risk of progression, or conversion, to Wet AMD within five years.

     The following table contains the principal characteristics of each category as described by the Age Related Eye Disease Report, or AREDS Report, No. 8:

                       RISK OF WET AMD

  CATEGORY            IN FIVE YEARS                       KEY CHARACTERISTICS
--------------       ----------------    ------------------------------------------------------
Category 1           No Risk             o   no pigment changes and less than five small drusen
                                         o   BCVA(1) better than 20/32 in each eye
                                         o   neither eye with Wet AMD
Category 2           Low Risk            o   any combination of multiple small drusen, one
                                             isolated
                     (Less than 2%)          intermediate drusen or mild pigment abnormalities
                                             in one or both eyes
                                         o   BCVA better than 20/32 in each eye
                                         o   neither eye with Wet AMD
Category 3(2)        Moderate Risk       o   any combination of at least one large drusen,
                                             extensive
                     (18%)                   intermediate drusen or geographic atrophy not
                                             involving the central macula
                                         o   neither eye with Wet AMD
                                         o   BCVA better than 20/32 in at least one eye
Category             4(2) High Risk      o   one eye with no  signs of Wet AMD (More
                                             than 42%)
                                         o   other eye with either Wet AMD or BCVA worse
                                             than 20/32 due to Dry AMD.

----------
(1) BCVA means best corrected visual acuity.
(2) Categories 3 and 4 are commonly referred to as "Advanced Dry AMD".

     WET AMD. We believe that Wet AMD affects approximately 1.5 to 2.0 million people in the United States, representing approximately 10% to 15% of all cases of AMD in the United States. Wet AMD occurs when new blood vessels grow into the macular tissues of the eye. This abnormal blood vessel growth generally is known as neovascularization. These new blood vessels tend to be fragile and often bleed, leaking fluid into the macula, resulting in loss of vision. Untreated, this blood vessel growth and leakage can lead to scarring, atrophy and, eventually, macular cell death. Wet AMD patients experience vision loss more rapidly than Dry AMD patients, usually within months of diagnosis. If treatment is not received in this small window of time, the damage is usually irreversible. As a result, the number of people who have Wet AMD that are considered "potentially treatable", or hoping for significant, positive visual outcomes, will stay relatively small each year as opposed to the number of people who have Dry AMD.

TREATMENT ALTERNATIVES FOR WET AND DRY AMD

  WET AMD

     There is currently no cure for Wet AMD. However, retinal specialists may treat the symptoms in an attempt to reduce blood vessel growth and leakage, using one of very few approved therapies currently available -- thermal laser treatment, photodynamic therapy and drug therapies. In addition, there are currently more than 30 therapies being evaluated in U.S. clinical studies for the treatment of Wet AMD. These treatments may slow the progression of the disease, but do not prevent the reoccurrence of abnormal blood vessel growth and do not restore lost vision.

     o THERMAL LASER TREATMENT AND PHOTODYNAMIC THERAPY. Thermal laser treatment of Wet AMD entails the use of a high-energy laser to destroy the abnormal blood vessels that are growing and leaking in the macula. This is a surgical procedure involving a medical device that was approved more than two decades ago by the FDA. Because the laser-treated portions of the retina are irreversibly destroyed due to collateral damage from intense heat, thermal laser treatment generally is now used only for the minority of Wet AMD patients whose abnormal blood vessel growth and vessel leakage occur away from the center of the macula. A more targeted approach, photodynamic therapy, involves the use of a light-activated drug named Visudyne, which was developed by QLT, Inc. This therapy involves a two-step process in which the drug is administered systemically by intravenous infusion, after which a dose of low energy light is delivered to the target site to activate the drug and destroy the newly-grown abnormal blood vessels.

     o DRUG THERAPIES. Rather than attempting to destroy abnormal blood vessels, many drug therapies are designed to slow or stop the proliferation of abnormal blood vessels before they can further damage the retina. Current ongoing drug therapies in clinical trials for Wet AMD, which have been developed by Eyetech Pharmaceuticals, Inc., Genentech, Inc. and Genaera Corporation, are believed to block the effect of vascular endothelial growth factor, a natural protein that stimulates the production and growth of blood vessels, using different mechanisms of action. Alcon Laboratories, Inc.'s Retaane is a modified steroid targeting enzymes produced by stimulated blood vessels by blocking the effects of multiple growth factors.

  DRY AMD

     Dry AMD is not a well-understood disease and there is no medical consensus regarding its underlying cause. As a result, there have been few resources devoted to developing a therapy for Dry AMD. However, there is some research that suggests a vascular component to the disease. This "vascular model" suggests that Dry AMD results from a disorder of the vascular microcirculation in the retina which leads to a reduction in the amount of oxygen and nutrients that reach the retina. This disorder also results in the accumulation of debris between the cellular layers of the retina and the subsequent formation of drusen. In addition, new studies have shown that AMD progression may be related to the presence of elevated blood levels of certain macromolecules. Current research has identified a number of high molecular weight blood components that may have a detrimental effect on normal cellular functions and microcirculation.

     There is currently no FDA-approved therapy for Dry AMD. Dry AMD is diagnosed and monitored by a primary eye care doctor, such as an optometrist or ophthalmologist, through a routine retinal exam. The AREDS Report provides evidence that vitamin, antioxidant and zinc supplements only reduce the five-year risk of conversion into Wet AMD by up to 25% for Category 3 and Category 4 Dry AMD cases. Regardless of the supplement treatments, Dry AMD may ultimately lead to irreversible vision loss, whether or not it converts into Wet AMD.

POTENTIAL CAUSES OF AMD

     The precise cause of AMD is not known. However, researchers have identified certain factors that are associated with AMD:

     o REDUCED METABOLIC EFFICIENCY OF RETINA. The macula must be able to function at an extremely high rate of metabolic efficiency to provide sharp vision. The macula, therefore, has an unusually high nutrient and oxygen requirement. Intact cell transport mechanisms are required to supply the necessary nutrients and oxygen. In addition to blood vessels in the retina, the macula receives its blood supply from a tiny meshwork of blood vessels, called the choroid, which lies underneath the retina. The blood supply in this network decreases in older people but even more so in some AMD patients. It has been proposed that the decreased blood flow in the retina of AMD patients reduces the metabolism in the retina resulting in significant degradation of visual function.

     o POOR WASTE MATERIAL DISPOSAL. Conversion of light in the retina into electrical energy is a photochemical process which produces a large quantity of cellular waste materials. Some researchers believe that life-long environmental, oxidative and chemical stresses progressively injure eye tissues, making it more difficult to clear away the waste material generated by the vision-producing cells. This may explain why waste products like drusen are often seen in the retinas of AMD patients and why their presence is associated with an increased risk of progressive vision loss.

     We believe that a treatment that improves microcirculation in the retina can help to enhance the metabolic efficiency of the retina and the removal of waste material and thereby aid in the treatment of Dry AMD. We believe there is a significant market opportunity for such a treatment.

OUR SOLUTION

     The RHEO(TM) System, which consists of a pump and a disposable treatment set, containing two filters, is designed to filter high molecular weight proteins and macromolecules from the patient's plasma, leading to improved microcirculatory function. Researchers involved in MIRA-1 believe that blood filtered with the RHEO(TM) System is able to flow more easily through the tiny capillaries of the eye and that the resulting improved microcirculation more effectively supplies the macular cells with oxygen and nutrients which facilitates removal of cellular waste materials. RHEO(TM) System represents a fundamentally new approach to treatment of Dry AMD and offers the following potential benefits:

     o    ADDRESSES  A  LARGE  AMD  PATIENT   POPULATION  WITH  LIMITED  CURRENT
          TREATMENT OPTIONS. Current Wet AMD treatments are effective only on patients who are newly-diagnosed with Wet AMD, of which there are approximately 200,000 in the United States each year. RHEO(TM) Therapy, however, is a treatment for most patients in the Category 3 and Category 4 Dry AMD populations, which, according to the AREDS Report, represent approximately 54% of the total U.S. AMD patients, or currently approximately 8 million people. RHEO(TM) Therapy is not appropriate for everyone in the Category 3 and Category 4 Dry AMD population. For example, RHEO(TM) Therapy would not be appropriate for potential patients who may have existing ailments that would make it unsafe for them to receive any blood transfusion type procedure.

     o PRESERVES OR IMPROVES VISION OF DRY AMD PATIENTS. Success in treating AMD is generally measured by the ability to slow or halt progression of the disease. We believe that RHEO(TM) Therapy is currently the only Dry AMD therapy that, based on preliminary data, appears to demonstrate improved vision in some patients. Furthermore, 58% of, or 11 of 19, patients in the MIRA-1 interim analysis entering the clinical trial with worse than legal driving vision improved to meet or exceed the requirements to regain a driver's license. However, since our MIRA-1 protocol does not require us to follow patients beyond 12 months, we have no data which would allow us to evaluate whether RHEO(TM) Therapy is effective on a long-term basis.

     o PATIENT-FRIENDLY PROCEDURE. RHEO(TM) Therapy is a form of therapeutic apheresis, a procedure that selectively removes molecules from the plasma. Apheresis has been used safely for more than twenty years in the United States and Europe to treat various diseases including leukemia, rheumatoid arthritis, sickle cell disease and several other medical conditions. Although RHEO(TM) Therapy is a patient-friendly procedure, it is time consuming, with an initial course of RHEO(TM) Therapy requiring eight procedures over a 10- to 12-week period, with each procedure lasting between two and four hours depending on patient weight and height. Patients recline in a comfortable chair and typically listen to music or otherwise relax during the procedure. As with any medical procedure, there are potential side effects associated with RHEO(TM) Therapy , which are all temporary and generally mild, including drops in blood pressure, abnormal heart rate, nausea, chills and localized bleeding, swelling, pain and numbness in the area of the arms where the needles are inserted.

     o LIMITED BARRIERS TO ADOPTION FOR EYE CARE PROFESSIONALS AND HEALTH CARE SERVICE PROVIDERS. We believe that the RHEO(TM) System requires lower capital expenditures and less physical space than equipment used in many other procedures performed by eye care professionals, including laser vision correction and cataract surgery. The RHEO(TM) System requires no special installation and minimal maintenance costs. We believe that RHEO(TM) Therapy, which can be administered by a nurse, can be easily integrated into our customers' workflow and offers an attractive source of additional revenues for both facilities and providers. However, our success is dependent upon achieving widespread acceptance of RHEO(TM) Therapy among ophthalmologists and optometrists who may be reluctant to accept RHEO(TM) Therapy.

     o COST-EFFECTIVE PROCEDURE. The initial course of RHEO(TM) Therapy is initially expected to cost between $16,000 and $25,600. We believe that Medicare and third-party payors will determine that the benefits of RHEO Thereapy(TM) will justify the cost of reimbursement. However, should Medicare and third-party payors decline to provide coverage of RHEO(TM) Therapy or set broad restrictions on patient coverage or on treatment settings in which RHEO(TM) Therapy is covered, our potential revenues may be significantly limited, particularly if potential patients deem our treatment to be too expensive. Nonetheless, we believe that to the extent that RHEO(TM) Therapy is not reimbursed by the government or private third-party payors, some patients with the economic means to do so will be willing to pay for RHEO(TM) Therapy themselves in order to avoid the consequences of uncorrectable impaired vision, including, but not limited to, the inability to drive.

OUR STRATEGY

     Our goal is to establish RHEO(TM) Therapy as the leading treatment for Dry AMD in North America. Key elements of our strategy include:

     o CREATING A PLAN TO DEVELOP MARKET AWARENESS OF RHEO(TM) THERAPY BY EDUCATING EYE CARE PROFESSIONALS AND PATIENTS. If RHEO(TM) Therapy is approved by the FDA, we intend to increase market awareness of RHEO(TM) Therapy by identifying and developing relationships with key opinion leaders in each of the eye care disciplines, including ophthalmologists and optometrists. We believe that these opinion leaders, some of whom are investigators in MIRA-1, will help establish acceptance of RHEO(TM) Therapy. If and when the FDA grants approval for the RHEO(TM) Therapy, we intend to launch a public relations campaign targeted directLY at patients and advocacy groups to alert them of our treatment. Members of our management team were leaders in creating market awareness of laser vision correction when it was introduced to the North American market in the 1990s and, in doing so, were effective in creating relationships with a large number of optometrists and ophthalmologists in the United States.

     o ESTABLISHING THIRD-PARTY REIMBURSEMENT FOR RHEO(TM) THERAPY. We believe that an insurance billing coDE established by the American Medical Association in January 2003 accurately characterizes the RHEO(TM) Therapy procedure. This code identifies therapeutic apheresis with extracorporeal selective adsorption or selective filtration and plasma reinfusion. The procedure for which this billing code currently applies is a category of low density lipids, or LDL, apheresis, which partially filters the "bad" cholesterol from the blood plasma. If and when the FDA grants marketing clearance for the RHEO (TM) SystEM , we plan on seeking a Medicare National Coverage Determination for RHEO(TM) Therapy for specified patienTS with Dry AMD, with the goal of securing Medicare coverage under the existing procedure code for use in treatment of Dry AMD. Currently, Medicare covers and pays for other FDA-licensed services billed with this code only when performed in a hospital outpatient setting. A payment rate for FDA-licensed services billed with this code when performed in a physician Medicare office-based setting has been established by the Center for Medicare and Medicaid Services, or CMS, effective on January 1, 2005. If RHEO(TM) TheraPY is cleared for marketing by the FDA and covered by Medicare for treatment of Dry AMD, we believe that this Medicare office-based reimbursement policy will similarly apply for this procedure and will provide a significant positive impact on our revenues. We also plan to assist our customers in securing coverage and appropriate reimbursement for RHEO(TM) Therapy from Medicare and private insurers through a dedicatED reimbursement group and the provision of detailed supporting documentation.

     o SECURING RELATIONSHIPS WITH KEY MULTI-FACILITY HEALTH CARE SERVICE PROVIDERS. To facilitate a rapid rollout of the RHEO(TM) System if and when we receive FDA approval, we are identifying key groups OF multi-facility health care service providers, including hospitals, dialysis clinics and ambulatory surgery centers, as well as private practices, which may be future treatment centers for the RHEO(TM) System. To date, our marketing activities have been limited to identifying to whom we will choose to market if and when we receive FDA approval. We are not currently in negotiations with any U.S. healthcare service provider to supply or license the RHEO(TM) System, nor can we pursue any suCH relationship unless and until we receive FDA approval. In advance of commercialization in the United States, we intend to develop a plan to ensure that there is an adequate supply of trained nurses to support our service provider partners. We intend to leverage the experience of clinics in Canada currently using the RHEO(TM) System to assist in training nurses and our service provider partners IN advance of FDA approval. The components of the RHEO(TM) System have had Health Canada approval since 2003. We currently supply three clinics in Canada which commercially provide RHEO(TM) Therapy to Dry AMD patienTS at the direction of their physician. We have recently signed an agreement to provide the RHEO(TM) System IN Canada to a private company called Rheo Therapeutics Inc. Dr. Machat, who is an investor in and one of the directors of Rheo Therapeutics, was a co-founder and former director of TLC Vision. We believe that our experience in Canada and the experience of one of our principal stockholders in Germany will allow us to develop best practice guidelines for integrating RHEO(TM) Therapy into a clinic setting.

     o ENSURING SUFFICIENT MANUFACTURING CAPACITY AND INVENTORY TO SUPPORT OUR COMMERCIALIZATION PLAN. We intend to work with our manufacturing and supplier partners to ensure that there is sufficient capacity and inventory to support our commercialization plans. In advance of FDA approval, we intend to accumulate an inventory of filters and pumps to support a rapid product launch. We have a distribution agreement with Asahi Medical which appoints us as Asahi Medical's exclusive distributor of filters in the United States, Canada, Mexico and certain other countries. We recently signed a purchase order with Asahi Medical for 9,600 filter sets (each filter set consists of one Plasmaflo filter and one Rheofilter), including 1,600 filter sets in the fourth quarter of 2004 and 4,000 filter sets for each of the following two quarters. We intend to order 4,000 filter sets per quarter in 2005 and 2006 in order to accumulate inventory in excess of our current requirements until we receive FDA approval in order to maximize the number of filters available to us due to manufacturing constraints on the number of cellulose acetate filters that Asahi Medical can produce. Each filter has a shelf life of three years. Based on our expected current requirements, we do not believe that the accumulated filters will expire before use. While we believe this strategy is prudent to maximize future revenues, holding inventory in this manner will decrease our short term liquidity. We will be working closely with Asahi Medical to develop and conduct clinical tests on a next generation polysulfone Rheofilter with similar characteristics to the current cellulose acetate Rheofilter. We believe that the proposed polysulfone Rheofilter will be able to be manufactured at significantly higher volumes and lower costs than the current filter technology.

     o MAINTAINING OUR INTELLECTUAL PROPERTY PORTFOLIO AND OTHER BARRIERS TO ENTRY. We believe that our intellectual property position may assist us in maintaining our competitive position. We also believe that the manufacturing process expertise relating to the production by Asahi Medical of the Rheofilter is protected by Asahi Medical as a trade secret. We believe that the exclusive nature of our supplier relationship with Asahi Medical gives us a competitive advantage. We intend to continue to strengthen our relationships with our exclusive suppliers and to strengthen our current patents and seek additional patent protection.

OUR PRODUCT

  THE RHEO(TM) SYSTEM

     The RHEO(TM) System employs a double filtration apheresis process, whereby a pair of single use blood aND plasma filters sequentially separate and partially remove the targeted plasma components. The system removes macromolecules greater than a specified size from the plasma. The RHEO(TM) System consists of two primary components:

     o OCTONOVA PUMP. The OctoNova pump is a microprocessor controlled device used to circulate blood and plasma from the patient through the filters, and back to the patient. The OctoNova pump is complemented by single-use sterilized tubing which creates a closed-loop system. Blood is pumped through the tubing with small gear-like sprockets that create a peristaltic action in the tube similar to that which occurs in our intestines. The smooth-edged teeth of the sprockets press against the outside surface of the tube pushing the blood along the length of the tube as the wheels turn all at the same rate and direction. No blood ever leaves the closed-loop system. The OctoNova pump was developed in the 1990s by Diamed and licensed to us in 2002. We are seeking FDA approval of the OctoNova pump as part of the RHEO(TM) System PMA.

     o DISPOSABLE TREATMENT SETS. Disposable treatment sets consist of the tubing and two filters, the Plasmaflo filter and the Rheofilter. One treatment set is used for each treatment undertaken by the patient. The Plasmaflo filter performs the initial function of separating the blood cells from the plasma. The Rheofilter is a single-use, hollow-fiber nanopore membrane, which is used to filter specific high molecular weight proteins and other macromolecules from the plasma. Following this, the filtered plasma is reconstituted with the blood cells and returned into the patient. The tubing and the filters are easily disposed after each patient procedure by the administering nurse, providing us with a recurring source of revenue. The Rheofilter was developed in the early 1980s by Asahi Medical. We are seeking FDA approval of the tubing and two filters as part of the RHEO(TM) System PMA. We are working TO complete the PMA with Asahi Medical, and upon FDA approval of the PMA we have an agreement to transfer this FDA approval to them. In that same agreement, Asahi Medical agreed to us being the exclusive distributor of the Plasmaflo filter and the Rheofilter in the United States, Canada, Mexico and the Caribbean for a term of ten years beginning at the date of the FDA approval, which term is automatically renewable for one year terms unless terminated upon six months' notice. The Rheofilter is currently made of a cellulose acetate filter material. We are working with Asahi Medical to develop a new filter made of polysulfone to replace the current filter. We believe Asahi Medical has delivered two versions of its new polysulfone filter to Germany to begin clinical trials to support the safety data necessary to obtain a CE Mark. Asahi Medical has informed us that the clinical trials should begin before the end of 2004 and should take approximately a year to complete. Following obtaining a CE Mark, we will work with Asahi to obtain the necessary approvals to use the new polysulfone filter in the RHEO(TM) System in CanaDA and the United States.

     The disposable treatment sets received Health Canada regulatory approval in 2002. The OctoNova pump received Health Canada approval in 2003. The Rheopheresis system components have also been granted a CE Mark in Europe, where the commercialization rights for Rheopheresis are exclusively held by Diamed, one of our stockholders and suppliers. We are currently conducting clinical studies with the goal of obtaining FDA approval and widespread physician acceptance of RHEO(TM) Therapy.

  THE RHEO(TM) PROCEDURE

     Each RHEO(TM) Therapy procedure typically takes between two and four hours to complete and begins by placiNG one intravenous line in each forearm of the patient. Blood is pumped from a large vein in one arm and circulated through the filtration system where the whole blood is separated from the plasma by the Plasmaflo filter. The plasma is filtered through the Rheofilter, which filters high molecular weight proteins and other macromolecules from the patient's plasma. The plasma is then remixed with the blood and is returned to the patient intravenously. Only approximately 1.25 pints of blood are outside the patient's body and at all times blood remains in a sterile closed circuit. Throughout the RHEO(TM) Therapy procedure, the attending nurse monitors tHE blood pressure, heart rate, oxygen saturation, cardiac rhythm and activated clotting time of the patient. The attending nurse also gauges the flow rates, temperature and pressures of the filters. No blood products or medications are added, other than a small amount of heparin to prevent clotting in the tubing system. We believe the initial course of eight procedures of RHEO(TM) Therapy given over a 10- to 12-week period provides the beST results for patients with Dry AMD. Typically, one or two booster procedures are given each 12 to 18 months thereafter to maintain the clinical benefits derived from the initial course of RHEO(TM) Therapy . The referriNG physician monitors post-procedure follow-up. The following graphic shows the RHEO(TM) Therapy process:

                                [GRAPHIC OMITTED]


  BACKGROUND OF RHEOPHERESIS

     Researchers discovered Rheopheresis for AMD during the search for a blood treatment for elevated cholesterol levels in the mid-1980s. Asahi Medical developed a filter aimed at selectively removing the low-density lipid, or LDL, macromolecules known as the "bad" cholesterol in an apheresis procedure. Although the filter successfully removed LDL, it also removed several other large molecules, including von Willebrand's factor, fibrinogen, lipoprotein A and C reactive protein. Researchers have confirmed that apheresis, a plasma filtering or exchange procedure, is a relatively safe procedure and that there do not appear to be negative consequences to also filtering out these large molecules. At approximately the same time, however, the first statin drug was proven to be effective in lowering LDL levels in the blood, thereby eliminating the need for an apheresis procedure to remove LDL. Shortly thereafter, Asahi Medical ceased its efforts to develop and commercialize apheresis treatment for elevated LDL levels.

     In the late 1980s, researchers at the University of Cologne in Germany were searching for a treatment for a small group of patients referred to the university with a condition known as refractory uveitis, a chronic inflammatory eye condition that was not responding to conventional therapy. Having learned that the Asahi Medical filters had the ability to remove large molecules from the blood and that the eye condition was related to significant levels of many of the same molecules, the researchers performed a small pilot study. The filtration procedure was effective for uveitis but also showed preliminary success in improving the vision of two patients in the study that also had AMD. This led the researchers to conduct several years of clinical research to develop apheresis for AMD in Germany. The research suggested that eight procedures over a 10- to 12-week period was the optimal treatment regime.

CLINICAL STUDIES

     We are currently conducting our FDA clinical trial, MIRA-1, or Multicenter Investigation of Rheopheresis for AMD. Two other clinical trials have been conducted by third parties: MAC-1, which was conducted in Germany from 1995 to 1998; and the Rheopheresis pilot study which was conducted by the University of Utah from 1997 to 1998. While the protocols of these three clinical trials were not identical, the results of each of them to date have been generally consistent.

     MIRA-1 is currently being conducted at eight treatment centers in the United States and Canada. We have an agreement with Promedica International, a contract research organization, to oversee each center. Promedica International provides study monitoring and site and data management services. We expect to pay Promedica International a total of approximately $1,500,000 for certain fees and expenses for the period from 2003 to the completion of the MIRA-1 study. Either party may terminate this agreement by giving the other thirty days' written notice.

  MIRA-1

     MIRA-1 is a randomized, placebo-controlled trial designed to evaluate the safety and efficacy of RHEO(TM) Therapy in patients with intermediate-to-late stage, or Category 3 and Category 4, Dry AMD.

     In September 1999, we received an Investigational Device Exemption from the FDA to begin MIRA-1. Between early 2000 and August 2001, we enrolled 98 patients in MIRA-1. In August 2001, due to financial constraints, we temporarily suspended the new enrollment of patients but continued to pursue follow-up with the remaining patients in MIRA-1. In late 2001, with permission of the FDA, we submitted the data sets of the 43 patients who had reached their full 12-month follow-up in MIRA-1 for independent third-party analysis. Over the course of the next several months, the FDA addressed a number of matters relating to MIRA-1. First, the FDA allowed us to submit the PMA in modules. Second, the FDA acknowledged that MIRA-1 is intended to be the pivotal trial for obtaining FDA approval for RHEO(TM) Therapy . Third, the FDA allowed us to treat the patients in the placebo groUP with RHEO(TM) Therapy free of charge once their full 12-month follow-up data had been obtained. Fourth, the FDA confirmed that we would be required to submit at least 150 full data sets from the 180 patients that were to be enrolled in the trial. Following disclosure of the interim results of MIRA-1 and these changes to the MIRA-1 protocol, we were able to obtain new financing. As a result of the new financing, in October 2003, we began screening additional patients for enrollment in MIRA-1 and since then we have opened five additional MIRA-1 sites and are now currently operating eight MIRA-1 sites.

     As of December 31, 2004, we had enrolled a total of 185 patients in MIRA-1. This completes the enrollment phase of MIRA-1, exceeding our goal of enrolling 180 subjects by December 31, 2004. We have collected complete 12-month post-treatment data sets for 87 of these patients. Of the remaining 98 patients, 82 are in the process of treatment or follow-up and the treatment of 16 patients did not result in complete data sets. We intend to derive the required 150 complete 12-month post-treatment data sets from our enrolled subjects. As of December 31, 2004, we had also submitted to the FDA the first three of four modules of the PMA filing, the non-clinical portion. These first three modules contain non-clinical results of bench tests and quality assurance, and document manufacturing processes on the components of the RHEO(TM) System. We intend to submit the fourth modulE, which consists of the follow-up clinical data, in two components. We expect that we will submit the first component following completion of our six-month data on at least 150 data sets, including the 12-month data sets for all patients for whom they are available; and that we will submit the second component following completion of our 12-month data on at least 150 data sets.

     To be included in MIRA-1, a patient's eyes must demonstrate intermediate-to-late stage Dry AMD, corresponding to Category 3 and Category 4, with ten or more intermediate or large drusen. Additionally, patients must show elevated serum levels of at least two out of three macromolecules associated in previous studies that suggested the best positive treatment outcomes. Primary eyes in the study must show no signs of Wet AMD and must demonstrate best corrected visual acuity, or BCVA, between 20/32 and 20/125, inclusive.

     Two out of every three patients are treated in the trial, while the third is a placebo or control patient. Patients receive eye exams prior to treatment and at three-, six-, nine-, and 12-month follow-up intervals. Each patient receives either eight RHEO(TM) Therapy or eight placebo procedures over ten weeks. Patients in tHE placebo-control group are made to believe that they are receiving RHEO(TM) Therapy. All subjects, including thoSE randomized to the placebo group, are shrouded from the neck down to prevent them from observing their treatment and receive actual needle sticks in both arms. Additionally, a partition is positioned in front of the OctoNova pump so that the patient cannot see the system. The machine is activated so that the patients can hear the background noise of the machine, but those patients in the placebo group are not connected to the tubing circuit. In addition, all subjects, including those randomized in the placebo group, are required to take the same dose of antioxidant vitamins that are commonly recommended for Dry AMD patients as a possible inhibitor of conversion into Wet AMD.

     The study's primary endpoint is the mean change in BCVA. In this trial, visual acuity is measured as the number of letters that the patient can read on the Early Treatment Diabetic Retinopathy Study, or ETDRS, eye chart. This is the standard eye chart used in these types of trials. Five letters on the ETDRS eye chart equate to one line of visual acuity. Secondary and tertiary endpoints include:

     o the ability to pass a vision test in order to regain a driver's license;

     o    vision improvement;

     o    vision loss;

     o    drusen reduction;

     o the Pepper Visual Skills for Reading Test, which is a measure of reading ability;

     o    the National Eye Institute visual functioning questionnaire; and

     o    progression to legal blindness.

     The following chart presents the interim 12-month results of the first 43 patients in the MIRA-1 study. Of these 43 patients, we only obtained 12-month results from 36 patients because three treated patients and four patients in the placebo group did not complete all of the required follow-up.

                                                                   TOTAL COHORT
                                                 ---------------------------------------------------
                                                 PRIMARY EYES      PLACEBO      NET LINES
                                                    (N=25)         (N=11)      DIFFERENCE   P VALUE
                                                 ------------    ------------  ----------   --------
Mean change BCVA............................      0.74           -0.87            1.61      0.0011
Vision improvement greater or equal to:
  3 lines...................................         3(12%)          0(0%)
  2 lines...................................         7(28%)          2(18%)
  1 line....................................        12(48%)          3(27%)
Vision loss greater or equal to:
  3 lines...................................         1(4%)           2(18%)
  2 lines...................................         2(8%)           2(18%)
Drusen reduction............................        29%             13%
Progression to legal blindness..............         0%             18%

    The following chart represents the subgroup of 28 patients with worse than legal driving vision, or a BCVA of worse than 20/40, prior to enrolling in the trial. Twenty-six patients (19 treatment and seven placebo) completed the entire 12 month follow-up; the remaining two patients in the placebo group who did not complete 12 month follow up are not included.

                                                               COHORT (SUB-GROUP) WITH BCVA
                                                   ----------------------------------------------------
                                                              WORSE THAN 20/40 AT ENROLLMENT
                                                   TREATMENT GROUP     PLACEBO     NET LINES
                                                        (N=19)            (N=7)    DIFFERENCE  P VALUE
                                                   ---------------     ----------  ----------  --------
Mean change BCVA..............................           +1.1          -1.9           3.00     0.0014
Improved to  >20/40 (legal driving vision)....             11(58%)        1(14%)
Vision improvement greater or equal to:
  3 lines.....................................              3(16%)        0(0%)
  2 lines.....................................              6(31%)        1(14%)
  1 line......................................             11(58%)        2(29%)
Vision loss greater or equal to:
  3 lines.....................................              1(5%)         2(29%)
  2 lines.....................................              1(5%)         2(29%)
Drusen reduction..............................             35%           14%


     Vision research typically uses a "standard measurement" called the "change in BCVA", which is measured using a chart that provides five letters per line of decreasing size or increasing difficulty. Each letter has a relative value of
0.2 or 20% of the entire line. A patient entering the study who gains two lines of vision will be able to read ten additional letters or two complete lines of vision.

     "Mean change" is the cumulative averaging of all patient results in a specific category. For example, a patient entering the study with 20/40 vision and gaining 1.4 lines following treatment would have improved to 20/32 plus two letters on the 20/25 line. This number, 1.4, would be included in the calculation with all other individual patient results when calculating the cumulative average.

     We do not know whether the completed MIRA-1 results will be consistent with the interim results, which are based on a very small number of subjects, or whether, if the results are consistent, the FDA would consider them sufficient to support our approval.

  LEARN STUDIES

     On February 28, 2005, we announced that the FDA had completed a review of the Long-term Efficacy in AMD from Rheopheresis in North America, or LEARN, protocols submitted to it by us on January 21, 2005 and has given us permission to initiate those two studies.

     LEARN-1 is an open-label multi-center study that will enroll up to 120 subjects who were treated in the MIRA-1 study. There will be up to 12 investigational sites where the subjects will be randomized in a 1:1 fashion to receive either two or four RHEO Therapy "booster" procedures. The results between the groups will be compared after three, six, nine and twelve months of follow-up from baseline.

     LEARN-2 is an open-label multi-center study that will enroll up to 60 subjects who were placebo patients in the MIRA-1 study. There will be up to 12 investigational sites where the subjects will receive eight RHEO Therapy procedures and will have a three-, six-, nine- and twelve-month follow-up from baseline evaluation.

  MAC-1

     The MAC-1 trial was a 40-patient study conducted in Germany by the University of Cologne from 1995 to 1998 and resulted in Rheopheresis for Dry AMD achieving the CE Mark. The patients were randomized into two groups, a treatment group and a placebo-control group. The treatment group was treated ten times over a period of 21 weeks.

     Unlike MIRA-1, the investigators and each patient knew whether that patient was in the treatment group or the control group because the 20 patients in the control group did not receive placebo treatments but were simply examined at the designated follow-up intervals. The MAC-1 study also included patients with signs of Wet AMD and included patients with significant soft drusen. Eighteen of the patients in the study had signs of Wet AMD and would have been excluded from MIRA-1 under the MIRA-1 protocol.

     The main parameter of the study was BCVA. Electrical activity in the eye was also recorded. Plasma and whole-blood speed and volume in the macular region were also measured. The results of MAC-1 were similar to the interim results that have been seen in MIRA-1: statistically significant relative improvement of
1.6 lines of BCVA immediately following the course of treatment, with the same level of benefit seen at 12-months. For patients with soft drusen, the average difference was 2.3 lines (p<0.01); for patients without soft drusen, the difference was only 0.64 lines (p=0.43). In the treated group, improvement in electrical activity was statistically significant, indicating that the cells of the retina were functioning more efficiently. The speed and volume of blood flow in the choridial arteries which supply blood to the retina were found to be decreased by 37% and 33%, respectively, in patients with AMD. Following treatment of those patients, blood flow increased by 22%. There were no serious adverse events noted.

  RHEOPHERESIS PILOT STUDY

     The study was conducted by physicians at the University of Utah Health Sciences Center in Salt Lake City, Utah under an Investigational Device Exemption from the FDA. The University of Utah's Institutional Review Board also provided approval for human experimentation prior to enrollment. The study involved 30 patients. The trial measured electrical activity in the cells of the macula before and after treatment. The results of this study were used to support the application for the Investigational Device Exemption to conduct MIRA-1.

  PERC STUDY

     In April 2004, RHEO Clinic Inc., a subsidiary of TLC Vision, received Institutional Review Board approval for and launched a new study called the Prospective Evaluation of Rheopheresis in Canada, or PERC.

     PERC is a single center study in Canada designed to examine the effect of RHEO(TM) Therapy on the outcoME variables for 60 patients with Dry AMD to gain a greater understanding of the treatment's method of action. As of December 31, 2004, 13 patients were enrolled in PERC. Each patient will receive a series of eight RHEO(TM) TheraPY over a 10- to 12-week period. Clinical data will be collected at three-month intervals for one year following the initial treatments.

     One objective of the study is to develop a complete description of the physiological changes produced by RHEO(TM) Therapy. This will be done using structural and functional objective tests and subjective measures of visiON in its broad context. This includes measurements of the size and shape of the retina, retinal electrical activity and vascular function as well as general visual performance using standard measurements of acuity, reading speed, and color and contrast sensitivity. Subjective vision assessments using the National Eye Institute Visual Functioning Questionnaire 25 will also be evaluated to gain understanding about general quality of life and AMD-specific visual symptoms.

     David T. Wong, MD, FRCSC or Fellow of the Royal College of Surgeons of Canada, is the principal investigator of the PERC study. Dr. Wong has been our Medical Director since July 2004. Dr. Wong is an Assistant Professor of Ophthalmology at the University of Toronto, Active Staff Ophthalmologist at St. Michael's Hospital and Director of Fellowship Training in Ophthalmology at the University of Toronto. Dr. Wong is a sub-specialist surgical ophthalmologist in the areas of the vitreous and retina of the eye. Dr. Wong is a member of numerous organizations including the Canadian Ophthalmology Society, American Academy of Ophthalmology, the American Society of Retina Specialists and the Association for Research in Vision and Ophthalmology. Dr. Wong is a frequently invited lecturer in North America, Asia and Europe, has authored numerous scientific papers and publications and is an investigator in numerous FDA clinical trials, including trials for QLT's Visudyne, Eyetech's Macugen and Alcon's Retaane.

  RHEONET REGISTRY

     The RHEONET Registry is a collaborative effort between the Apheresis Research Institute in Cologne, Germany and us. The registry contains a database of Rheopheresis procedures from centers and clinics performing Rheopheresis commercially in Germany, using systems sold by Diamed, and in Canada, using systems sold by us. In March 2004, a total of 3,314 Rheopheresis procedures on 529 patients were registered, including 365 patients with AMD. Ophthalmological data of 149 eyes of 108 patients with Dry AMD could be analyzed from the registry as of March 2004.

SUPPLIER RELATIONSHIPS

     We have  three  key  supplier  arrangements  --  with  Asahi  Medical,  who manufactures the treatment sets, including the Rheofilter and the Plasmaflo filter, and with Diamed and MeSys, the designer and the manufacturer, respectively, of the OctoNova pump. The Rheofilter, the Plasmaflo filter and the OctoNova pump are all key components of the RHEO(TM) System.

     RHEOFILTER AND PLASMAFLO FILTER. We purchase the Rheofilter and Plasmaflo filter from Asahi Medical. We make these purchases pursuant to a distribution agreement which appoints us as Asahi Medical's exclusive distributor of the Rheofilter and the Plasmaflo filter for use in treating AMD in the United States, Canada, Mexico and certain Caribbean countries, subject to us obtaining necessary regulatory approvals in those agreed countries where we choose to sell the filters. Under this agreement:

     o we may not market or sell any product that is similar to or competitive with the filters;

     o we must use our best efforts to support providers in their efforts to secure reimbursement from public and private U.S. health insurers on behalf of patients whose Dry AMD treatment involves utilization of these filters;

     o we must purchase a minimum of 9,000 filters during the one-year period commencing six months following FDA approval, 15,000 filters in the succeeding one-year period and 22,500 filters in the next succeeding one-year period. If we fail to meet our minimum purchase requirements under our agreement with Asahi Medical, our agreement may be terminated or rendered non-exclusive at the sole discretion of Asahi Medical; and

     o we must transfer the whole ownership of the FDA approval to Asahi Medical upon receipt. We will, however, continue to own the clinical trial data from MIRA-1. We have agreed with Asahi Medical to allow them to use the clinical data from MIRA-1 to obtain approval to sell the Rheofilters in other countries so long as we are granted a distributorship in those other countries.

     Although we have an obligation to purchase a minimum annual quantity of filters, Asahi Medical has the right to reject any order but may not unreasonably reject any order placed by us in order to satisfy our minimum purchase requirements. Under the agreement, Asahi Medical can cease to supply Rheofilters and Plasmaflo filters to us, after a 12-month notice period, in the event that: (1) Asahi Medical cannot economically supply the product; (2) due to special circumstances, such as patent infringement liability or product liability issues, Asahi Medical cannot supply the product; or (3) Asahi Medical develops an improved product, in which case, we have a right of first refusal to become the exclusive distributor of that new product in the same territories where we are the exclusive distributor of the Rheofilter on terms and conditions satisfactory to Asahi Medical and to us.

     Asahi Medical has indicated that they intend to discontinue manufacturing the cellulose acetate Rheofilter in 2008 and replace it with a newer polysulfone Rheofilter. We believe that Asahi Medical has delivered two versions of its new polysulfone filter to Germany to begin clinical tests to support the safety data necessary to obtain a CE Mark. Following obtaining a CE Mark, we will work with Asahi Medical to obtain the necessary approvals to use the new polysulfone filter in the RHEO(TM) System in Canada and the United States. Based on tHE discussion we have had with Asahi Medical to date, we expect to obtain distribution rights to this new filter on terms substantially equivalent to the terms for the existing filter. We are currently not seeking an alternative supplier of the Rheofilter because we believe that Asahi is the only manufacturer possessing the requisite technological and production capabilities to produce the Rheofilter.

     This agreement has a term of ten years from our obtaining FDA approval to use the filters to treat AMD, and is automatically renewable for one-year terms unless terminated upon six months' notice. In addition, Asahi Medical may terminate our agreement in certain circumstances, including:

     o    if we become insolvent or are petitioned into bankruptcy;

     o if we transfer all or an important part of our business to a third party;

     o if we are unable to obtain FDA approval and other necessary approvals in the territories for which we have distribution rights by the end of December 2006;

     o if we breach the agreement and do not remedy the default within 30 days of Asahi Medical notifying us that we are in default; or

     o if any essential changes in our management or ownership of our shares would adversely affect the sale of filters in the territories in which we have exclusive distribution rights.

     OCTONOVA PUMP. We purchase the OctoNova pump pursuant to a marketing and distribution agreement with Diamed, the developer of the OctoNova pump, and a distribution agreement with MeSys GmbH, the company that manufactures the pumps for Diamed.

     Under the agreement with Diamed we have been appointed Diamed's exclusive distributor of the OctoNova pump in the United States, Canada, Mexico and the Caribbean. Under this agreement:

     o we have committed to use our best efforts in promoting the sale and use of, and securing orders and developing the market for, the OctoNova pump in the territories for which we have distribution rights; and

     o    we are  obligated  to use our best  efforts  in  promoting  public and
          private  medical   insurance   reimbursement   for  the  treatment  of
          hemo-rheological disorders in microcirculation in the United States.

     This agreement has a term of ten years from FDA approval of the RHEO(TM) System, and is automatically renewabLE for one-year terms unless terminated upon six months' notice. In addition, Diamed may terminate this agreement in certain circumstances, including:

     o    if we become insolvent or are petitioned into bankruptcy;

     o if the whole or an important part of our business is transferred to a third party and such transfer would adversely affect the sale of the OctoNova pump;

     o if we breach the agreement and do not remedy the default within 30 days of Diamed notifying us that we are in default;

     o if any essential changes in our management or our share ownership would adversely affect the sale of the OctoNova pump;

     o    if our distribution agreement with MeSys is terminated; or

     o if we are unable to obtain FDA approval and other necessary approvals in the territories for which we have distribution rights by the end of 2006.

     Under this agreement, we have an obligation to purchase a minimum quantity of 1,000 OctoNova pumps before the fifth anniversary of FDA approval. If we fail to meet our minimum purchase requirements under our agreement with Diamed, our agreement may be terminated or rendered non-exclusive at the sole discretion of Diamed. Subsequent minimum purchase orders will be as mutually agreed.

     Under our agreement with MeSys, MeSys agrees to manufacture and sell to us the OctoNova pump. Under our agreement with MeSys, we have an obligation to purchase a minimum annual quantity of OctoNova pumps. This agreement expires on the third anniversary of our obtaining FDA approval to use the OctoNova pump to treat AMD. In addition, MeSys may terminate our agreement in certain circumstances, including:

     o    if we become insolvent or are petitioned into bankruptcy;

     o if we breach the agreement and do not remedy the default within 60 days of MeSys notifying us that we are in default;

     o    if Diamed's manufacturing agreement with MeSys is terminated; or

     o    if our marketing agreement with Diamed is terminated.


SALES AND MARKETING

     We currently have limited sales and marketing capabilities and no distribution capabilities. We will seek to develop our own sales and marketing infrastructure to commercialize the RHEO(TM) System. We have recruited a chiEF operating officer with significant sales, marketing and distribution experience. We intend to recruit our domestic ophthalmic sales force in the near future in order to have an established sales and marketing capability if and when we receive FDA approval to market the RHEO(TM) System in the United States.

     We expect to focus our sales and marketing efforts on multi-facility health care service providers, including hospitals, dialysis clinics and ambulatory surgery centers, as well as private eye care professionals, including optometrists and ophthalmologists. Each of these two groups would be serviced by separate dedicated sales forces, with knowledge of the particular needs and concerns of each group.

     In order to make the RHEO(TM) System more attractive to multi-facility health care service providers aND private eye care professionals, prior to commercialization in the United States, we will seek to create a training program for nurses, leveraging existing clinics in Canada and potential partners who already have experience in apheresis treatments, such as dialysis clinics, to ensure an adequate supply of trained nurses for our service provider partners.

       If the RHEO(TM) System is approved for commercialization by the FDA, we also intend to increase markET awareness of RHEO(TM) Therapy by identifying and developing relationships with key opinion leaders in each of tHE eye care disciplines, including ophthalmologists and optometrists. We believe that these opinion leaders, some of whom are investigators in MIRA-1, will help establish credibility for RHEO(TM) Therapy . If and when we obtain FDA approval, we intend to launch a public relations campaign targeted directly at patients and advocacy groups to alert them to this new treatment. Members of our management team were leaders in creating market awareness of laser vision correction when it was introduced to the North American market in the 1990s and in doing so they were effective in creating relationships with a large number of optometrists and ophthalmologists in the United States.

     We currently have an exclusive agreement with Apheresis Technologies to provide warehousing, order fulfillment, shipping, billing services and customer service related to shipping and billing for the RHEO(TM) System. Under this agreement, we pay Apheresis Technologies a basic service fee of 5% of the cost to us of the RHEO(TM) System. The agreement expires 10 years subsequent to approval by the FDA of the RHEO(TM) System uNLess otherwise terminated by us.

     In Canada, we are currently marketing and selling the RHEO(TM) System through a small, dedicated Canadian salES force. In September 2004, we signed an agreement with Rheo Therapeutics Inc., a private Canadian company, which has agreed to purchase approximately 8,000 treatment sets and an estimated 20 OctoNova pumps by the end of 2005, with an option to purchase up to an additional 2,000 treatment sets, subject to availability. Rheo Therapeutics pays a first-to-the-market favorable price of $750 per treatment set. However, we expect our pricing in the United States to be approximately $1,200 per treatment set. Under our agreement with Rheo Therapeutics, either party may terminate the agreement with 90 days' written notice to the other party. However, if Rheo Therapeutics gives notice to terminate the agreement before all of its orders have been shipped, Rheo Therapeutics is liable for the remaining balance of its orders. Dr. Machat, who is an investor in and one of the directors of Rheo Therapeutics, was a co-founder and former director of TLC Vision.

COMPETITION

     The pharmaceutical, biotechnology and medical industries are intensely competitive. We specifically target those afflicted with Dry AMD. While we are aware that a number of companies have developed or are in the process of developing treatments for Wet AMD, including Eyetech Pharmaceuticals, Inc./Pfizer Inc., Genentech, Inc./Novartis Ophthalmics, Alcon Laboratories, Inc., Iridex Corporation, QLT Inc. and Gen Vec, Inc., we are not aware of any companies developing treatments specifically for Dry AMD. This significantly enhances our competitive position. However, some of these companies may develop new treatments for Dry AMD or may develop modifications to their treatments for Wet AMD that may be effective for Dry AMD as well. In addition, other companies also may be involved in competitive activities of which we are not aware.

     While there are other suppliers who manufacture a pump that could be used in the RHEO(TM) Therapy , there aRE no other suppliers of Asahi's Rheofilter and consequently we believe that a third party could not readily make a system similar to the RHEO(TM) System. Furthermore, if a third party were to be successful in making a systEM similar to the RHEO(TM) System, it would be required to have that system approved for marketing in the United StatES by the FDA.

PATENTS AND PROPRIETARY RIGHTS

     Our success depends in part on our ability to develop a competitive intellectual property advantage over potential competitors for the treatment of Dry AMD. There is currently no FDA-approved therapy for Dry AMD and, to date, we are not aware of any other treatment in clinical development in North America. We own or have licenses to certain patents and we have exclusive arrangements with certain suppliers that we believe will help us develop this competitive advantage. We also rely on know-how, continuing technological innovation and in-licensing opportunities to further develop our proprietary position. Our ability and the ability of our licensors to obtain intellectual property protection for the RHEO(TM) System and related processes, and our abiliTY to operate without infringing the intellectual property rights of others and to prevent others from infringing our intellectual property rights will be an important factor to our success. Our strategy is to seek to protect our proprietary position by, among other methods, filing U.S. patent applications related to our technology, inventions and improvements that are important to the development of our business.

     One aspect of the RHEO(TM) System is a treatment method described in an issued U.S. patent which expires IN 2017. This patent, issued under U.S. patent number 6,245,038 and entitled "Method for Treatment of Ophthalmological Diseases", is directed to a process for treating ocular diseases using apheresis. We license this patent from the two co-owners of the patent under a separate license agreement with each owner. Under the license agreements, we have the exclusive right to use the claimed treatment method in the U.S. during the term of the patent. As part of those agreements, we are required to make royalty payments in the aggregate of 2% of the sales for the OctoNova pumps and filters, subject to minimum required payments in the aggregate amount of $25,000 during each calendar quarter.

     We expect that we will request re-examination of the patent licensed to us in 2005 at the U.S. Patent and Trademark Office and we believe that a more detailed claim set will be issued. Subsequent to entering into these license agreements, we determined that certain prior art publications written by the inventor related to the claimed subject matter may not have been considered by the Examiner during prosecution of this patent and that these references may affect the validity of certain patent claims as issued. We therefore intend to request re-examination in order to have the issued claims in this patent considered in view of these publications. During the re-examination proceeding, we also intend to submit additional claims, which are narrower in scope than the issued claims, and are limited to the use of plasma filtration processes for treatment of ophthalmological diseases.

     In addition, we own one issued patent in the United States, which expires in 2019. This patent, issued under U.S. patent number 6,551,266 and entitled "Rheological Treatment Methods and Related Apheresis Systems", is directed to methods of screening and identifying patient candidates for RHEO(TM) Therapy . We also have thrEE additional pending patent applications in the United States, Europe and Japan relating to the 6,551,266 patent.

     The patent position of companies like ours is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify a proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any part of our patent applications will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing our product or the length of term of patent protection that we may have for our processes. The reexamination of patent 6,245,038 may result in the patent being rejected and no claims of commercial value being issued or it may result in competitors acquiring intervening rights. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

     In addition to patent protection, we have registered the following U.S. trademarks:

          o    OCCULOGIX;

          o    OUR VISION IS YOUR VISION;

          o    RHEOTHERAPY;

          o    VASCULAR SCIENCES; and

          o    RHEOPHERESIS

     We also have the right to use the following registered trademarks from Asahi Medical: Rheofilter, and Plasmaflo.

     We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

GOVERNMENT REGULATION

     Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of the RHEO(TM) System, which is a medical device. In the United States, the FDA regulates medical devices under tHE Federal Food, Drug, and Cosmetic Act and implementing regulations. Failure to comply with the applicable FDA requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution.

     Unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA. Medical devices are classified into one of the three classes, class I, II or III, on the basis of the controls necessary to reasonably assure their safety and effectiveness. Class I devices are subject to general controls, such as labeling, premarket notification, and adherence to good manufacturing practices. Class II devices are subject to general and specific controls, such as performance standards, patient registries and FDA guidelines. Generally, class III devices are those which must receive approval of a PMA by the FDA to provide reasonable assurance of their safety and effectiveness. For example, life-sustaining, life-supporting, and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices, generally require approval of a PMA by the FDA.

     There are two review procedures by which medical devices can receive clearance or approval. Some products may qualify for clearance under a Section 510(k) procedure, in which the manufacturer provides a premarket notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product, that is that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than does a legally marketed device. In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding substantial equivalence.

     If the medical device does not qualify for the 510(k) procedure, either because it is not substantially equivalent to a legally marketed device or because it is a class III device required to have an approved PMA, then the FDA must approve a submitted PMA before marketing can begin. A PMA must demonstrate, among other matters, that the medical device is safe and effective. A PMA is typically a complex submission, usually including the results of preclinical and clinical studies, and preparing an application is a detailed and time-consuming process. The PMA must be accompanied by the payment of user fees which currently exceed $200,000 for most submissions. When modular submissions are used, the entire fee is due when the first module is submitted to the FDA. Once a PMA has been submitted, the FDA's review may be lengthy and may include requests for additional data. The FDA usually inspects device manufacturers before approval of a PMA, and the FDA will not approve the PMA unless the manufacturer's compliance with the quality systems regulation is satisfactory.

     The RHEO(TM) System is a class III device and will require approval of a PMA, which has not yet been submittED to the FDA. Once submitted, we cannot be sure when the FDA's review will be complete or that the FDA will approve a PMA for our product in a timely fashion, or at all. FDA requests for additional studies during the review period are not uncommon and can significantly delay approvals. Even if we were able to obtain approval of a PMA of a product for one indication, changes to the product, its indication or its labeling can require additional clearances or approvals.

     To obtain approval of a PMA, clinical studies demonstrating the safety and effectiveness of the medical device must be conducted. Prior to beginning such studies, an Investigational Device Exemption, or IDE, for the study must become effective. The IDE will automatically become effective 30 days after its receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the study. In that case, the concerns and questions must be resolved before the study can begin. Even after an IDE becomes effective, the FDA may suspend it at any time on various grounds, including a finding that patients are being exposed to an unacceptable health risk. The RHEO(TM) System is the subject of an effective IDE, but we cannot be sure that the FDA will not suspeND it, which would prevent us from completing the MIRA-1 and other studies.

     Regardless of whether a medical device requires FDA clearance or approval, a number of other FDA requirements apply to the device, its manufacturer and those who distribute it. Device manufacturers must be registered and their products listed with the FDA, and certain adverse events and product malfunctions must be reported to the FDA. The FDA also regulates the product labeling, promotion, and in some cases, advertising, of medical devices. In addition, manufacturers and their suppliers must comply with the FDA's quality system regulation which establishes extensive requirements for quality and manufacturing procedures. Thus, suppliers, manufacturers and distributors must continue to spend time, money and effort to maintain compliance, and failure to comply can lead to enforcement action. The FDA periodically inspects facilities to ascertain compliance with these and other requirements.

EMPLOYEES

     As of December 31, 2004, we had 17 full-time employees. Of our full-time workforce, seven employees are engaged in clinical trial activities and ten are engaged in business development, finance and administration. We also retain outside consultants. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good. To date, our strategy has been to limit the size of our full-time workforce and to outsource several of our key operating functions, including the management of the MIRA-1 clinical trial. We have also relied significantly on the resources of two of our major stockholders, TLC Vision and Diamed, to assist us in the planning and execution of our business plan to date.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

WE HAVE INCURRED LOSSES SINCE INCEPTION AND ANTICIPATE THAT WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

    We have incurred losses in each year since our inception in 1996. Our net loss for the fiscal years ended December 31, 2004, 2003, 2002 and 2001 was $21.8 million, $2.5 million, $2.9 million and $4.1 million, respectively. As of December 31, 2004, we had an accumulated deficit of $48.0 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital. We expect our clinical and regulatory expenses to increase in connection with MIRA-1 and any other clinical trials that we may initiate. In addition, subject to FDA approval of the RHEO(TM) System , we expect to incur significaNT sales, marketing and procurement expenses. As a result, we expect to continue to incur significant and increasing operating losses for the next several years. Because of the numerous risks and uncertainties associated with developing new medical therapies, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

OUR BUSINESS MAY NOT GENERATE THE CASH NECESSARY TO FUND OUR OPERATIONS.

    Since inception, we have funded our operations through private placements of our equity and debt securities, early stage revenues and a recently successful initial public offering, or IPO. Prior to the IPO, our cash resources were limited. We may need additional capital in the future, and our prospects for obtaining it are uncertain. We expect that the funding requirements for our operating activities will continue to increase substantially in the future, primarily due to the commercialization of the RHEO(TM) System . We may need to seEK additional funds in the future from a combination of sources, including product licensing, joint development and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future funding requirements cannot be satisfied with available cash resources. Additional capital may not be available on terms favorable to us, or at all. If adequate capital is unavailable, and if our operations do not generate cash, our commercialization of the RHEO(TM) System will be delayed and we may be unable to continue our operations.

WE DO NOT KNOW WHETHER WE WILL BE ABLE TO INCREASE OUR REVENUES, DERIVE REVENUES FROM SOURCES OTHER THAN SALES TO A RELATED PARTY OR BECOME PROFITABLE IN THE FUTURE.

    We were founded in 1996 but the focus of our operations since 2000 has shifted towards our ongoing pivotal trial, MIRA-1, for the RHEO(TM) System. Prior to 2000, our focus was on commercializing and performing therapeutIC apheresis, or blood filtering. We generated revenues of approximately $900,200 and $1,277,800 for the years ended June 30, 1999 and 1998, respectively, all of which were earned in the United States. For the years ended December 31, 2004 and 2003, we had revenues of $969,357 and $390,479, respectively of which $731,757 and $390,479, respectively, were derived from sales of the RHEO(TM) System to OccuLogix, L.P., a related party, which then selLS the RHEO(TM) System to three clinics in Canada, one of which is a related party, RHEO Clinic Inc., a subsidiary OF TLC Vision. For the period from July 2002 to December 8, 2004, our only customer was OccuLogix, L.P., a related party. Subsequent to December 8, 2004, OccuLogix, L.P. became wholly owned by us. Our ability to increase our revenues and to earn revenues in the United States is dependent on a number of factors, including:

     o    successfully completing MIRA-1 for the RHEO(TM) System;

     o    obtaining  FDA  approval to market the  RHEO(TM)  System in the United
          States;

     o successfully building the infrastructure and manufacturing capacity to market and sell the RHEO(TM) System;

     o achieving widespread acceptance of RHEO(TM) Therapy among physicians and patients; and

     o agreement of governmental and third-party payors to reimburse for RHEO(TM) Therapy.

    We do not anticipate that we will generate any revenues in the United States until late 2006, at the earliest. If we do not obtain FDA approval and are required to focus our efforts on marketing the RHEO(TM) System TO clinics in Canada, or if we are unable to generate significant revenues in the United
States, we may not become profitable, and we may be unable to continue our operations.

WE MAY BE UNABLE TO COMPLETE MIRA-1.

    We are required to obtain FDA approval to market the RHEO(TM) System in the United States. To support AN application for FDA approval, we are conducting, at our own expense, MIRA-1 to evaluate the safety and efficacy of RHEO Therapy in humans. Clinical testing is expensive, can take many years and has an uncertain outcome. Although we have submitted an interim analysis to the FDA, these results may not be indicative of the final results for MIRA-1. Failure can occur at any stage of the testing. We may encounter numerous factors during, or as a result of, MIRA-1 that could delay or prevent us from completing MIRA-1 and receiving FDA approval for a number of reasons, including:

     o we may be unable to obtain the complete number of data sets required by the protocol filed with the FDA if patients do not fulfill the requirement to have a 12-month follow-up visit, or otherwise;

     o    costs of MIRA-1 may be greater than we currently anticipate;

     o we, or the regulators, may suspend or terminate MIRA-1 if the participating patients are being exposed to unacceptable health risks; and

     o MIRA-1 may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing.

    MIRA-1 is currently being conducted at eight treatment centers in the United States and Canada. We are working with our contract research organization, Promedica International, and the following consulting organizations to conduct our MIRA-1 trial: McGarvey Group, Center for Clinical Research (Don Sanders,
PhD), Jules Stein Eye Institute, LabCorp, and Biostat International. If our relationship with any of these organizations terminates, we believe that we would be able to enter into arrangements with alternative third parties, however, such a change may delay the completion of MIRA-1. If these organizations or any replacements do not successfully carry out their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trial may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for the RHEO(TM) System.

EVEN IF WE COMPLETE MIRA-1, WE MAY NOT RECEIVE FDA APPROVAL TO MARKET THE RHEO(TM) SYSTEM IN THE UNITED STATES.

    Even if we complete MIRA-1 successfully, we may not receive FDA approval to market the RHEO(TM) System in tHE United States. Obtaining FDA approval is a lengthy and expensive process, and approval is uncertain. We may never receive FDA approval for the RHEO(TM) System or we may experience delays in receiving approval. Delays in obtainiNG or failure to obtain FDA approval would delay or prevent the successful commercialization of the RHEO(TM) SysteM, diminish our competitive advantage and/or defer or decrease our receipt of revenues. Even if we obtain FDA approval, this approval may only be for a limited or narrow class of Dry AMD patients, thereby diminishing the size of the class of prospective patients for whose use the RHEO(TM) System can be promoted.

    In addition, changes to the RHEO(TM) System can require additional FDA approvals. The RHEO(TM) System currENtly uses a cellulose acetate Rheofilter which is manufactured by Asahi Medical. We have been informed by Asahi Medical that it intends to discontinue manufacturing the cellulose acetate filter in 2008 and we are working with Asahi Medical to develop a new polysulfone filter to replace it. We will require FDA approval to replace the cellulose acetate Rheofilter with the new polysulfone Rheofilter which may require the generation and submission of additional clinical data which could delay the timing of the application and increase the cost of obtaining such approval. If we do not receive FDA approval for the new polysulfone Rheofilter or, if obtaining the approval takes longer than we expect, we may be unable to market the RHEO(TM) System.

OUR PURCHASE COMMITMENTS MAY ADVERSELY AFFECT OUR LIQUIDITY.

    We currently have commitments to purchase approximately $21.6 million of OctoNova pumps (based on current exchange rates) within five years after FDA approval and $13.3 million of Rheofilters and Plasmaflo filters over a three-year period beginning six months after FDA approval. We expect to fund our purchase commitments with up to $15.2 million from the proceeds of the IPO, cash from operations following FDA approval or, in the event we do not have sufficient cash from operations, other financing sources. Should these sources be insufficient to fund our purchase commitments, our liquidity may be adversely affected.

WE CURRENTLY DEPEND ON SINGLE SOURCES FOR KEY COMPONENTS OF THE RHEO(TM) SYSTEM .. THE LOSS OF ANY OF THESE SOURCES COULD DELAY OUR CLINICAL TRIALS OR PREVENT OR DELAY COMMERCIALIZATION OF THE RHEO(TM) SYSTEM .

    We currently depend on single sources for the filters and the OctoNova pump used in the RHEO(TM) System . WE have entered into a supply agreement for the filters with Asahi Medical and for the OctoNova pump with Diamed, which designed the OctoNova pump, and MeSys, which manufactures the pumps for Diamed. We currently have commitments to purchase $21.6 million of OctoNova pumps (based on current exchange rates) within five years after FDA approval and $13.3 million of Rheofilters and Plasmaflo filters over a three-year period beginning six months after FDA approval. If we fail to meet our minimum purchase requirements under our agreements with Diamed or Asahi Medical, those agreements may be terminated or rendered non-exclusive at the sole discretion of the supplier. If any of these suppliers ceases to supply components to us or does not supply an adequate number of components, our sales and growth could be restricted, potentially materially. If we do not achieve FDA approval and other necessary approvals in the territories for which we have distribution rights by the end of December 2006, Asahi Medical can terminate the supply agreement for the filters and Diamed can terminate the supply agreement for the pumps. Each of the agreements has a term ending ten years after the date of FDA approval, and is automatically renewable for one year terms unless terminated upon six months' notice. In addition, Diamed may terminate its agreement upon the termination of our manufacturing agreement with MeSys, which has a term of three years following FDA approval. We believe that establishing additional or replacement suppliers for these components may not be possible as these suppliers have trade secrets, patents and other intellectual property that may prevent a third party from manufacturing a suitable replacement product. Even if we switch to replacement suppliers and the supplier can manufacture the necessary components without violating any third-party intellectual property rights, we may face additional regulatory delays and the distribution of the RHEO(TM) SystEM could be interrupted for an extended period of time, which may delay or slow the commercialization of RHEO(TM) Therapy and adversely impact our financial condition and results of operations.

OUR SUPPLY AGREEMENT WITH ASAHI MEDICAL REQUIRES US TO TRANSFER THE FDA APPROVAL OF THE RHEO(TM) SYSTEM TO IT UPON RECEIPT WHICH WILL LIMIT OUR CONTROL OF THE FDA APPROVAL.

    In the 2001 supply agreement with Asahi Medical for the filters that are used in the RHEO(TM) System, we agreED to obtain the FDA approval in the name of Asahi Medical and to maintain that approval. In a subsequent 2003 amendment to that agreement, we agreed to transfer FDA approval to Asahi Medical upon receipt from the FDA. Any clinical data contained in the application for FDA approval continues to belong to us. Asahi Medical will have the right to use the data in any territory where Asahi Medical grants us a distributorship. This agreement also makes us the exclusive distributor of Asahi Medical's RHEO(TM) System filters in the United States, Canada, MexiCO and the Caribbean for a term of ten years beginning at the date of the FDA approval, and is automatically renewable for one-year terms unless terminated upon six months' notice. The agreement also provides that Asahi Medical may terminate the exclusivity provision if certain post-FDA approval minimum purchase requirements are not met. This transfer of FDA approval to Asahi Medical may limit our flexibility to make changes in the FDA approval such as the addition of alternate suppliers of RHEO(TM) System components without Asahi Medical's consenT, or limit our ability to prevent changes to the FDA approval that we might consider detrimental, such as the addition of labeling changes or the substitution of alternate component suppliers.

IF WE OR OUR SUPPLIERS FAIL TO COMPLY WITH THE EXTENSIVE REGULATORY REQUIREMENTS TO WHICH WE AND THE RHEO(TM) SYSTEM ARE SUBJECT, THE RHEO(TM) SYSTEM COULD BE SUBJECT TO RESTRICTIONS OR WITHDRAWALS FROM THE MARKET AND WE COULD BE SUBJECT TO PENALTIES.

    We, our suppliers and our products are subject to numerous FDA requirements covering the design of the RHEO(TM) System, testing, manufacturing, quality control, labeling, advertising, promotion and export of the RHEO(TM) SysteM and other matters. Failure to comply with statutes and regulations administered by the FDA could result in, among other things, any of the following actions:

    o    warning letters;

    o    fines and other civil penalties;

    o    unanticipated expenditures;

    o    withdrawal of FDA approval;

    o    delays in approving or refusal to approve the RHEO(TM) System;

    o    product recall or seizure;

    o    interruption of production;

    o    operating restrictions;

    o    injunctions; and

    o    criminal prosecution.

    We and our suppliers are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices are, in certain instances, subject to regulation by the Federal Trade Commission. We and our suppliers may be required to incur significant costs to comply with such laws and regulations in the future, and such laws and regulations may materially harm our business. Unanticipated changes in existing regulatory requirements, the failure of us or our manufacturers to comply with such requirements or the adoption of new requirements could materially harm our business.

WE MAY BE UNABLE TO COMMERCIALIZE THE RHEO(TM) SYSTEM SUCCESSFULLY IN THE UNITED STATES.

    Even if we successfully complete MIRA-1 and obtain FDA approval for the RHEO(TM) System, our success depends oN our ability to market and sell the RHEO(TM) System. Successful commercialization of the RHEO(TM) System depends On a number of factors, including:

    o achieving widespread acceptance of RHEO(TM) Therapy among physicians and patients;

    o   agreement  of   governmental   and   third-party   payors   to   provide
        reimbursement for RHEO(TM) Therapy;

    o   maintaining our relationships with our single source suppliers;

    o   obtaining sufficient quantities of components for the RHEO(TM) System;

    o   establishing adequate sales and marketing capabilities;

    o   obtaining sufficient facility space;

    o   our  ability  to  identify   and  sell  the   RHEO(TM)   System  to  key
        multi-facility health care providers as well aS to private eye care professional practices;

    o our ability to successfully sell the RHEO(TM) System at our projected selling price;

    o   whether  there   are  adverse  side  effects  or  unfavorable  publicity
        concerning the RHEO(TM) System; and

    o whether there is competition for the RHEO(TM) System from new or existing products, which may prove to bE safer, more efficacious or more cost-effective than the RHEO(TM) System.

RHEO(TM)  THERAPY  IS  BASED  ON  A  MODEL  THAT  HAS  NOT  ACHIEVED  WIDESPREAD
ACCEPTANCE, AND MAY BE PROVEN INCORRECT. IF WE ARE UNSUCCESSFUL IN ACHIEVING WIDESPREAD ACCEPTANCE OF RHEO(TM) THERAPY AMONG PHYSICIANS AND PATIENTS, OUR BUSINESS MAY NOT SUCCEED.

    AMD is not a well-understood disease and its underlying cause is not known. RHEO(TM) Therapy is based on A disease model that has not achieved widespread acceptance with eye care professionals. Unlike traditional therapeutic treatments for eye diseases, RHEO(TM) Therapy is a systemic approach for the treatment of Dry AMD, rather than a localized approach. Our success is dependent upon achieving widespread acceptance of RHEO(TM) TherapY among ophthalmologists and optometrists. Eye care professionals and health care service providers may not be willing to integrate RHEO(TM) Therapy into their workflow. In addition, because RHEO(TM) Therapy can be performeD by health care providers other than eye care professionals, eye care professionals may be reluctant to endorse RHEO(TM) Therapy.

    Even if we are successful in achieving widespread acceptance of RHEO(TM) Therapy among physicians, we may bE unable to achieve widespread acceptance among potential patients. An initial course of RHEO(TM) Therapy is timE consuming, requiring eight procedures over a 10- to 12-week period, with each procedure lasting between two and four hours. Some patients may be reluctant to undergo RHEO(TM) Therapy because of the time commitment. In addition, RHEO(TM) Therapy providers may not be easily accessible to all patients and some patients may be unwilling or unablE to travel to receive RHEO(TM) Therapy. If we are unable to achieve widespread acceptance, our financial conditioN and results of operations will be adversely affected.

    In August  1997,  our  predecessor  opened  its sole  client  facility,  the
Rheotherapy Center, in Tampa, Florida to perform therapeutic apheresis commercially. In 1999, the FDA's Office of Compliance issued a directive notifying our predecessor that further conducting of therapeutic apheresis would need to be conducted under the authority of an Investigational Device Exemption filed with the FDA. In a related action, our predecessor, on behalf of one of our founders, Dr. Richard C. Davis, made a payment in the amount of $10,000 to cover legal expenses incurred by the Florida Board of Medicine in prosecuting our predecessor's unauthorized advertising of new medical therapies. Our predecessor closed the Rheotherapy Center in 1999 and we have since received an Investigational Device Exemption and focused our resources on completing MIRA-1 in order to obtain FDA approval of the RHEO(TM) System. Dr. Davis was our Chief Executive Officer from January to June 2003 and was our Chief Science Officer from July 2003 to April 2004 and since then has served as a consultant to us. Dr. Davis is also a former director of ours. We believe that the activities of the Rheotherapy Center engendered opposition in certain segments of the eye care community to RHEO(TM) Therapy and if this opposition continues, acceptance of RHEO(TM) Therapy among eye care professionals and patients may be difficult to achieve.

IF RHEO(TM) THERAPY IS NOT REIMBURSED BY GOVERNMENTAL AND OTHER THIRD-PARTY PAYORS, OR IS ONLY REIMBURSED ON A LIMITED BASIS, OUR BUSINESS MAY NOT SUCCEED.

    Undergoing RHEO(TM) Therapy is expensive, with an initial course of treatment expected to initially cost betweeN $16,000 and $25,600 in the United States. Continuing efforts of governmental and third-party payors to contain or reduce the costs of health care could negatively affect the sale of the RHEO(TM) System. Our ability tO commercialize the RHEO(TM) System successfully will depend in substantial part on favorable determinations bY governmental payors, most prominently Medicare, private health insurers and state-funded health care coverage programs. Without the establishment of timely, favorable coverage and reimbursement policies, we may be unable to set or maintain price levels sufficient to realize an appropriate return on our investment in product development. Other significant insurance coverage limitations, such as narrow restrictions on patient coverage criteria and restrictions on treatment settings in which RHEO(TM) Therapy is covered, may also limit our potentiaL revenues.

OUR PATENTS MAY NOT BE VALID AND WE MAY NOT BE ABLE TO OBTAIN AND ENFORCE PATENTS TO PROTECT OUR PROPRIETARY RIGHTS FROM USE BY COMPETITORS.

    Our owned and licensed patents may not be valid and we may not be able to obtain and enforce patents and to maintain trade secret protection for our technology. The extent to which we are unable to do so could materially harm our business.

    We have applied for and will continue to apply for patents for certain processes used in the RHEO(TM) System. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with adequate protection from competition. In addition, we expect that we will seek to have the patent licensed to us re-examined in the next 12 months at the U.S. Patent and Trademark Office, and we believe that a more detailed claim set will be issued. The re-examination of this patent may result in the patent being rejected or no claims of commercial value being issued or it may result in competitors acquiring intervening rights. Furthermore, it is possible that patents issued or licensed to us may be challenged successfully. In that event, if we have a preferred competitive position because of such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, the components of the RHEO(TM) System could become subject to competition from the sale of generic products.

    Patents issued or licensed to us may be infringed by the products or processes of others. The cost of enforcing our patent rights against infringers, if such enforcement is required, could be significant, and the time demands could interfere with our normal operations. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical, biotechnology and medical technology industries. We may become a party to patent litigation and other proceedings. The cost to us of any patent litigation, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation more effectively than we can because of their substantially greater financial resources. Litigation may also absorb significant management time.

    Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to and will continue to attempt to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our corporate partners, collaborators, employees and consultants and other appropriate means, these measures may not effectively prevent disclosure of our proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information.

    Certain of our patent rights are licensed to us by third parties. If we fail to comply with the terms of these license agreements, our rights to those patents may be terminated, and we will be unable to conduct our business.

PATENTS OF OTHER COMPANIES COULD REQUIRE US TO STOP USING OR PAY TO USE REQUIRED TECHNOLOGY.

    It is possible that a court may find us to be infringing upon validly issued patents of third parties. In that event, in addition to the cost of defending the underlying suit for infringement, we may have to pay license fees and/or damages and we may be enjoined from conducting certain activities. Obtaining licenses under third-party patents can be costly, and such licenses may not be available at all. Under such circumstances, we may need to materially alter our products or processes and we may be unable to do so successfully.

IF WE ARE UNABLE TO ESTABLISH ADEQUATE SALES AND MARKETING CAPABILITIES, WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT REVENUE AND MAY NOT BECOME PROFITABLE.

    While our management team has some experience in marketing medical technology, we do not have a sales organization and have limited experience as a company in the sales, marketing and distribution of ophthalmic therapy products. In order to commercialize RHEO(TM) Therapy, we must develop our sales, marketing and distributioN capabilities or make arrangements with a third party to perform these functions. If and when marketing of the RHEO(TM) System is approved by the FDA, we currently plan to establish our own sales force to market the RHEO(TM) SyStem in the United States. Developing a sales force is expensive and time consuming and we may not be able to develop this capacity. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

OUR SUPPLIERS MAY NOT HAVE SUFFICIENT MANUFACTURING CAPACITY AND INVENTORY TO SUPPORT OUR COMMERCIALIZATION PLANS.

    Our success requires that our suppliers have adequate manufacturing capacity and inventory in order to facilitate a rapid rollout of the RHEO(TM) System. We have been informed by Asahi Medical that the currenT Rheofilter being used in the RHEO(TM) System will be discontinued in 2008 and that, even if it is not discontinued, Asahi Medical would not be able to produce enough of the current cellulose acetate Rheofilter to meet our anticipated demand. Although we are working with Asahi Medical to develop a new polysulfone filter that we believe Asahi Medical will be able to manufacture in larger quantities and at a lower cost to us, there can be no assurance that we and Asahi Medical will be successful in these efforts. Even if we are able to develop a new filter, we may not be able to obtain FDA approval for the new filter and the new filter may not be manufactured at a lower cost to us. If we are unable to obtain FDA approval for, or the necessary quantities of, this new filter, we may not be able to generate product revenue and may not become profitable.

    We plan to use between $9.5 million and $10.5 million of the net proceeds of our recent IPO to stockpile an inventory of filters from Asahi Medical. We recently signed a purchase order with Asahi Medical for 9,600 filter sets (each filter set consists of one Plasmaflo filter and one Rheofilter), including 1,600 filter sets in the fourth quarter of 2004 and 4,000 filter sets for each of the following two quarters. We intend to accumulate inventory in advance of FDA approval in order to maximize the number of filters available to us due to manufacturing constraints on the number of cellulose acetate filters that Asahi Medical can produce. However, we will not be in a position to commercially market the RHEO(TM) System in the United States until late 2006, at thE earliest. Each filter has a shelf life of approximately three years. It is possible that some or all of these filters will expire before they are used. Moreover, holding inventory in this manner will decrease our short term liquidity.

    Our ability to conduct MIRA-1 and commercialize the RHEO(TM) System, depends, in large part, on our ability tO have components manufactured at a competitive cost and in accordance with FDA and other regulatory requirements. We do not control the manufacturing processes of our suppliers. If current manufacturing processes are modified, or the source or location of our product supply is changed, voluntarily or involuntarily, the FDA will require us to demonstrate that the material produced from the modified or new process or facility is equivalent to the material used in the clinical trials or products previously approved. Any such modifications to the manufacturing process or supply may not achieve or maintain compliance with the applicable regulatory requirements. In many cases, prior approval by regulatory authorities may be required before any changes can be made, which may adversely affect our business.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO SELL TO KEY MULTI-FACILITY HEALTH CARE PROVIDERS AS WELL AS PRIVATE EYE CARE PROFESSIONAL PRACTICES.

    In order to facilitate a rapid rollout of the RHEO(TM) System if and when we receive FDA approval, we will neeD to establish relationships with key organized groups of multi-facility health care service providers, including hospitals, dialysis clinics and ambulatory surgery centers, as well as private practices. We may be unsuccessful in establishing these relationships, which could limit our ability to commercialize the RHEO(TM) System.

    We anticipate that RHEO(TM) Therapy will be prescribed by physicians and administered by nurses, and thereforE our service provider customers will need the support of an adequate supply of trained nurses. Training nurses to administer RHEO(TM) Therapy may be costly, and our customers may experience shortages of nurses from time to time. If there is a shortage of trained nurses to work in our customers' facilities, our commercialization of RHEO(TM) Therapy may be unsuccessful.

RHEO(TM) THERAPY MAY PRODUCE ADVERSE SIDE EFFECTS IN PATIENTS THAT PREVENT ITS ADOPTION OR THAT NECESSITATE WITHDRAWAL FROM THE MARKET.

    RHEO(TM) Therapy may produce unexpected side effects not previously observed during clinical trials. ThesE undesirable and unintended side effects in patients may prevent or limit its commercial adoption and use. Side effects that have been observed in MIRA-1 were all temporary and generally mild, and included temporary drops in blood pressure, abnormal heart rate, nausea, chills and localized bleeding, pain, numbness and swelling in the area of the arms where the needles were inserted. Even after approval by the FDA and other regulatory authorities, the RHEO(TM) System may later be found to produce adverse side effects that prevent widespread use oR necessitate withdrawal from the market. The manifestation of such side effects could cause our business to suffer. In some cases, regulatory authorities may require additional disclosure to patients that could add warnings or restrict usage based on unexpected side effects seen after marketing a medical treatment.

WE MAY FACE FUTURE PRODUCT LIABILITY CLAIMS THAT MAY RESULT FROM THE USE OF OUR PRODUCTS.

    The testing, manufacturing, marketing and sale of therapeutic products entails significant inherent risks of allegations of product liability. Our use of such products in clinical trials and our sale of the RHEO(TM) SysteM may expose us to liability claims. These claims might be made directly by patients, health care providers or others selling the RHEO(TM) System. We carry clinical trials and product liability insurance to cover certain claimS that could arise during MIRA-1 or during the commercial use of RHEO(TM) Therapy. We currently maintain clinicaL trials and product liability insurance with coverage limits of $1,000,000 in the aggregate annually. Such coverage, and any coverage obtained in the future, may be inadequate to protect us in the event of a successful product liability claim, and we may not be able to increase the amount of such insurance coverage or even renew it. A successful product liability claim could materially harm our business. In addition, substantial, complex or extended litigation could cause us to incur large expenditures and divert significant resources.

WE WILL NEED TO INCREASE THE SIZE OF OUR ORGANIZATION, AND WE MAY EXPERIENCE DIFFICULTIES IN MANAGING OUR GROWTH.

    In order to commercialize the RHEO(TM) System, we will need to expand our employee base for management oF operational, sales and marketing, financial and other resources. We do not expect to be able to commercially launch the RHEO(TM) System until late 2006, at the earliest. Future growth will impose significant additionaL responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize the RHEO(TM) System and tO compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

     o    manage MIRA-1 effectively;

     o integrate additional management, administrative, distribution and sales and marketing personnel;

     o develop our administrative, accounting and management information systems and controls; and

     o    hire and train additional qualified personnel.

    We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from achieving or maintaining profitability.

WE MAY FACE COMPETITION AND MAY NOT BE SUCCESSFUL IN ADDRESSING IT.

    The pharmaceutical, biotechnology and medical technology industries are characterized by rapidly changing technology and intense competition. AMD is not a well-understood disease and researchers are continuing to investigate different theories of the cause of AMD. If the cause of AMD is determined, competitors could potentially develop a treatment for Dry AMD that would replace RHEO(TM) Therapy. In addition, competitors maY develop alternative treatments for Dry AMD that prove to be superior to, or more cost-effective than, RHEO(TM) Therapy. Some of these competitors may include companies which have access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing, manufacturing and distributing products, conducting preclinical and clinical testing and obtaining regulatory approvals.

    We are aware of a number of companies which have developed or are in the process of developing treatments for Wet AMD, including Eyetech Pharmaceuticals, Inc./Pfizer Inc., Genentech, Inc./Novartis Ophthalmics, Alcon Laboratories, Inc., Iridex Corporation, Genaera Corporation, QLT, Inc. and GenVec, Inc. Some of these treatments are in late-stage clinical development or have been approved by the FDA. Some of these companies may develop new treatments for Dry AMD or may develop modifications to their treatments for Wet AMD that may be effective for Dry AMD as well. In addition, other companies also may be involved in competitive activities of which we are not aware.

WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

    Our success depends on the continued contributions of our executive officers and scientific personnel. Many of our key responsibilities have been assigned to a relatively small number of individuals. We will be required to hire eyecare specialists as well as personnel with skill sets in apheresis, nursing, training, equipment maintenance, finance, distribution, logistics, warehousing, sales and service to meet our personnel needs. There is competition for qualified personnel, and the failure to secure the services of key personnel or loss of services of key personnel could adversely affect our business.

FOR AS LONG AS TLC VISION OWNS A SUBSTANTIAL  PORTION OF OUR COMMON  STOCK,  OUR
OTHER   STOCKHOLDERS  MAY  BE  EFFECTIVELY  UNABLE  TO  AFFECT  THE  OUTCOME  OF
STOCKHOLDER VOTING.

     TLC Vision beneficially owns approximately 51.4% of our outstanding common stock, or 48.2% on a fully diluted basis. Accordingly, TLC Vision on its own could possess an effective controlling vote on matters submitted to a vote of the holders of our common stock.

    While it owns a substantial portion of our common stock, TLC Vision will effectively control decisions with respect to:

     o our business direction and policies, including the election and removal of our directors;

     o    mergers or other business combinations involving us;

     o    the acquisition or disposition of assets by us;

     o    our financing; and

     o    amendments to our certificate of incorporation and bylaws.

    Furthermore, TLC Vision may be able to cause or prevent a change of control of our company, and this concentration of ownership may have the effect of discouraging others from pursuing transactions involving a potential change of control of our company, in either case regardless of whether a premium is offered over then-current market prices.

CONFLICTS OF INTEREST MAY ARISE BETWEEN US AND TLC VISION, WHICH HAS THREE DIRECTORS ON OUR BOARD AND FOR WHICH OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN SERVES AS CHAIRMAN. OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER WILL ALSO DEVOTE A PORTION OF HIS TIME TO TLC VISION, WHICH MAY DIVERT HIS ATTENTION FROM OUR BUSINESS AND OPERATIONS.

    TLC Vision beneficially owns approximately 51.4% of our outstanding common stock, or 48.2% on a fully diluted basis. Messrs. Vamvakas and Davidson and Dr. Lindstrom, who comprise a majority of the members of our board of directors, are also directors of TLC Vision. Mr. Vamvakas beneficially owns 3,384,989 common shares of TLC Vision, representing approximately 5.1% of TLC Vision's outstanding shares. As of December 31, 2004, Mr. Davidson beneficially owned 64,827 common shares of TLC Vision and Dr. Lindstrom beneficially owned 63,500 common shares of TLC Vision. Because they are directors of TLC Vision, a conflict of interest could arise. Conflicts may arise between TLC Vision and us as a result of our ongoing agreements. We may not be able to resolve all potential conflicts with TLC Vision, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated third party.

    In addition, our Chairman and Chief Executive Officer, Mr. Vamvakas, also serves as Chairman of TLC Vision and, therefore, devotes a portion of his time to matters other than our business and operations. We believe that Mr. Vamvakas devotes approximately 20% of his time, on average, to TLC's operations, which may divert his attention from our business operations and which may adversely affect our business.

WE HAVE ENTERED INTO A NUMBER OF RELATED PARTY TRANSACTIONS WITH SUPPLIERS, CREDITORS, STOCKHOLDERS, OFFICERS AND OTHER PARTIES, EACH OF WHICH MAY HAVE INTERESTS WHICH CONFLICT WITH THOSE OF OUR PUBLIC STOCKHOLDERS.

    We have entered into several related party transactions with our suppliers, creditors, stockholders, officers and other parties, each of which may have interests which conflict with those of our public stockholders.

CERTAIN OF OUR DIRECTORS AND MANAGEMENT TEAM MEMBERS HAVE BEEN WITH US FOR ONLY A SHORT TIME.

    Thomas P. Reeves, our President and Chief Operating Officer, Stephen Kilmer, our Vice President, Corporate Affairs, Julie Fotheringham, our Vice President, Marketing, Joseph Zawaideh, our Vice President, Sales and our directors Thomas Davidson, Jay T. Holmes, and Richard L. Lindstrom have all served as members of our management team for less than one year. This poses a number of risks, including the risk that these persons may:

     o    have limited familiarity with our past practices;

     o lack experience in communicating effectively within the team and with other employees;

     o    lack settled areas of responsibility; and

     o    lack an established track record in managing our projected growth.

ITEM 2.  PROPERTIES.

         In December  2004,  we moved from our  previous  headquarters  which we subleased from TLC Vision to our new headquarters, which are also in Mississauga. We sublease our new headquarters from Echo Online Internet, Inc. The facility consists of approximately 5,237 square feet of office space utilized for corporate finance and clinical trial management personnel and our current arrangement expires on January 29, 2006. Our current annual lease obligation for rent for this facility is Cdn. $20,948. TLC Vision has advised us that it does not have any ownership interest in our new headquarters.

         We also lease space in a facility in Palm Harbor, Florida consisting of 5,020 square feet of space used for warehousing the RHEO(TM) System components and providing office space for our clinical trial personnel, JohN Cornish who is our Vice President of Operations, and administrative personnel and records. The facility consists of office and working space and an approximately 1,700 square foot warehouse in the back. Our lease on this property expires on December 31, 2005. Our current monthly lease obligation for rent for this facility is approximately $2,745. The landlord under this lease is Cornish Properties, which is owned by Mr. Cornish. Mr. Cornish was also one of our directors from April 1997 to September 2004.

         We believe that if our existing facilities are not adequate to meet our business requirements for the near-term, additional space will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not aware of any litigation involving us that is outstanding, threatened or pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 27, 2004, the majority of our stockholders authorized by written consent the following: to remove John Cornish and Richard C. Davis as directors; to elect Jay Holmes, Richard Lindstrom and Tom Davidson as directors; to remove Ray Gonzalez, Reinhard Klingel and W. David Sullins as directors; and to waive their rights that may arise pursuant to the Amended and Restated Investor's Rights Agreement in relation to the foregoing matters.

         On November 15, 2004, the majority of our stockholders approved by written consent the Company's Second Amended and Restated Certificate of Incorporation and conversion of Series A and B Convertible Preferred Stock into Common Stock and to ratify all actions in general since incorporation.

         On December 7, 2004, the majority of our stockholders authorized by written consent the approval and adoption of the Amended 2002 Stock Option Plan.

         All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

         These written consents were adopted by the majority holders of shares of our Common Stock, our Series A Convertible Preferred Stock and our Series B Convertible Preferred Stock, as applicable, issued and outstanding as of the date listed above.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET FOR COMMON EQUITY

         Our Common Stock commenced trading on the NASDAQ National Market System under the symbol "RHEO" and the Toronto Stock Exchange under the symbol "RHE" on December 9, 2004, in connection with our initial public offering which closed on December 16, 2004.

         The following table sets forth the range of high and low sales prices per share of our Common Stock on both the NASDAQ National Market System and the Toronto Stock Exchange for the fourth quarter of 2004. Prior to December 9, 2004, there was no established public trading market for our Common Stock. Therefore, 2004 fourth quarter high and low sales prices per share can only be calculated from December 9, 2004 through December 31, 2004.

                                                  Common Stock Prices
                                             ----------------------------
                                                High               Low
                                             ----------       -----------
NASDAQ National Market System

     2004 Fourth Quarter (December 9 to
       December 31, 2004)                     US$ 13.86           US$9.35

   Toronto Stock Exchange

     2004 Fourth Quarter (December 9 to
       December 31, 2004)                    CDN$ 16.50        CDN$ 12.04


         The closing share price for our Common Stock on March 9, 2005, as reported by the NASDAQ National Market System , was $8.03. The closing share price for our Common Stock on March 9, 2005, as reported by the Toronto Stock Exchange, was CDN$9.55.

         As of March 9, 2005 there were approximately 167 stockholders of record of our Common Stock.

         We have never declared or paid any cash dividends on shares of our capital stock. We currently intend to retain all available funds to support operations and to finance the growth and development of our business. Any determination related to payments of future dividends will be at the discretion of our board of directors after taking into account various factors that our board of directors deems relevant, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and debt restrictions.

          (a)     UNREGISTERED ISSUANCES OF CAPITAL STOCK

         On January 27, 2004, we issued an aggregate of 25,000 shares of Common Stock to Northlea Partners at a purchase price per share of $0.80 in consideration for cash.

         On March 22, 2004,  we issued an  aggregate of 24,750  shares of Common
Stock  to  Shirley   McGarvey  at  a  purchase  price  per  share  of  $0.13  in consideration for cash.

         On July 17, 2004, we issued an aggregate of 77,370 shares of Common Stock to Carolina Eye Associates, Gale Martin and the children of Richard C. Davis at a purchase price per share of $1.20, $1.20 and $4.00, respectively, in consideration for cash.

         On July 17, 2004, we issued an aggregate of 40,871 shares of Series A Convertible Preferred Stock to Alexander Eaton, M.D., Joshua Feldman, William Jacobsen, Charles Jones, Harvey Kahn, Ralph Katz, Joel Levin, Lorraine Mikolon, Gregory Mincey, M.D., Joseph Santaromita and Lior Sher at a purchase price per share of $7.83 in consideration for cash.

         On July 17, 2004, we issued an aggregate of 173,224 shares of Series A Convertible Preferred Stock to Capital Paradigms, Inc., David Israel, Richard Davis, Jr., Diamed, Dominion Financial Group Management, Inc., Burt Dubow, Jerre Freeman, M.D., James Gills, M.D., JTB VisionQuest, Northlea Partners, A.H. Rodriquez, Safe Harbor Fund I, L.P., Safe Harbor Managed Account 101-A, Ltd. and Paul Scharfer at a purchase price per share of $5.55 in consideration for cash.

         On July 17, 2004, we issued an aggregate of 165,189 shares of Series A Convertible Preferred Stock to Alan Akers, M.D., Gale Martin, M.D., John Retzlaff, M.D., Donald Sanders, M.D., Sanders Children's Trust and Wise in exchange for the cashless exercise of warrants.

         On July 28, 2004, we issued an aggregate of 152,500 shares of Common Stock to Dana Deupree, M.D., James Gills, M.D., JTB VisionQuest, Andrew Krusen and A.H. Rodriguez at a purchase price per share of $0.04 in consideration for cash.

         On July 28, 2004, we issued an aggregate of 12,500 shares of Common Stock to Gray Cary at a purchase price per share of $0.13 in consideration for cash.

         On July 28, 2004, we issued an aggregate of 32,250 shares of Common Stock to Burt Dubow, M.D., Tom Minero and A.H. Rodriquez at a purchase price per share of $2.00 in consideration for cash.

         On July 28, 2004, we issued an aggregate of 3,000 shares of Common Stock to Burt Dubow, M.D., at a purchase price per share of $4.00 in consideration for cash.

         On December 6, 2004, we issued an aggregate of 22,200 shares of Common Stock to Karen Coyle, Carol Jones and Don Strickland at a purchase price per share of $0.99 in consideration for cash.

         On December 8, 2004, we issued 4,622,605 shares of Common Stock to our Series A and Series B Convertible Preferred Stockholders upon the automatic conversion of all our outstanding shares of Series A and Series B Convertible Preferred Stock.

         On December 8, 2004, we issued 7,106,454 shares of common stock to TLC Vision and Diamed upon conversion of $7,000,000 aggregate principal amount of convertible debentures. The conversion price was $0.98502 per share.

         On December 8, 2004, we issued 19,070,234 shares of Common Stock to TLC Vision in connection with the purchase by us of TLC Vision's 50% interest in OccuLogix, L.P. This amount included 1,281,858 shares of Common Stock which have been issued upon the exchange of shares of OccuLogix ExchangeCo ULC, one of our Canadian subsidiaries which was subsequently dissolved, issued for tax purposes to TLC Vision in connection with the purchase of OccuLogix, L.P.

         On December 16, 2004, we issued an aggregate of 24,999 shares of Common Stock to Manus Kraff, Colman Kraff and Mira Perlman in exchange for the cashless exercises of warrants.

         No underwriters were involved in the foregoing sales of securities. The foregoing sales, with the exception of the December 8, 2004 conversion of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and the conversion of debentures held by TLC Vision and Diamed, were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relative to the sales by an issuer not involving any public offering, to the extent an exemption from such registration was required. All purchasers of our securities described above, with the exception of those involved in the December 8, 2004 conversion of the Series A Convertible Preferred Stock and Series B Convertible Preferred Sock and the conversion of debentures held by TLC Vision and Diamed, represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The December 8, 2004 issuances in connection with the conversion of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and the conversion of debentures held by TLC Vision and Diamed, were made in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 3(a)(9) under the Securities Act.

USE OF PROCEEDS FROM REGISTERED SECURITIES

         We registered 9,660,000 shares of our Common Stock (including 1,260,000 shares with respect to the underwriters' over-allotment option) in connection with our initial public offering under the Securities Act. Our Registration Statement on Form S-1 (Reg. No. 333-118204) in connection with our initial public offering was declared effective by the U.S. Securities and Exchange Commission ("SEC") on December 8, 2004 and closed on December 16, 2004. We sold 5,600,000 shares of our Common Stock in the offering and the selling shareholders sold 2,800,000 shares of Common Stock, all at the initial public offering price per share of $12.00. The underwriters of the offering were Citigroup Global Markets Inc., the sole book-runner, SG Cowen & Co., LLC and ThinkEquity Partners LLC.

         The aggregate purchase price of the offering was $100,800,000. Prior to the payment of expenses, we received proceeds from the offering in the amount of $62,496,000. The net offering proceeds to us after deducting total expenses were $59,429,925. We incurred total expenses in connection with the offering of $7,770,075, which consisted of direct payments of:

         (i)   $2,501,142 in legal, accounting and printing fees;

         (ii)  $4,704,000 in underwriters' discounts, fees and commissions; and

         (iii) $564,933 in miscellaneous expenses.

         No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

         We will use the net proceeds from our initial public offering to fund our ongoing pivotal clinical trial, MIRA-1, and related clinical trials, and to purchase and accumulate inventory and build infrastructure for commercialization of the RHEO System in the United States if and when we receive FDA approval. We will also use the funds to continue our expansion in Canada. We expect to use the remainder of the net proceeds for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA.

    In December 2004, we completed the acquisition of TLC Vision's 50% interest in OccuLogix, L.P. The transaction was effected as an all-stock purchase in which we issued 19,070,234 shares of our common stock valued at $228,842,808 to TLC Vision. See Note 3 to our consolidated financial statements included in Item 8 of this Form 10-K.

    The following tables set forth our selected historical consolidated financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 which have been derived from our consolidated financial statements included elsewhere in this Form 10-K and our consolidated financial statements included on Form S-1 for the years ended December 31, 2003, 2002, 2001 and 2000. The following tables should be read in conjunction with our financial statements, the related notes thereto and the information contained in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------------------
                                    2000         2001         2002         2003         2004
                                 ---------    ---------    ---------    ---------    ---------
                                        (in thousands except per share and unit amounts)
CONSOLIDATED STATEMENTS
  OF OPERATIONS DATA:

Revenues from related
  party ......................   $    --      $    --      $      94    $     390    $     732
                                 ---------    ---------    ---------    ---------    ---------
Revenues from third
  parties ....................        --           --           --           --            238
                                 ---------    ---------    ---------    ---------    ---------
Total revenues ...............        --           --             94          390          970
                                 ---------    ---------    ---------    ---------    ---------
  Cost of goods sold to
     related party ...........        --           --             81          373          689
  Cost of goods sold to
     third parties ...........        --           --           --           --            134
  Royalty costs ..............           6         --             78          109          135
                                 ---------    ---------    ---------    ---------    ---------
Gross margin (loss) ..........          (6)        --            (65)         (92)          12
Operating expenses
  General and administrative .       1,373          911          449        1,565       17,530
  Clinical and regulatory ....       3,202        1,873        1,447          731        3,995
  Sales and marketing ........        --           --           --           --            220
                                 ---------    ---------    ---------    ---------    ---------
                                     4,575        2,784        1,896        2,296       21,745
Other (expenses) income ......        (709)      (1,342)        (921)         (82)        (110)
                                 ---------    ---------    ---------    ---------    ---------
Earnings (loss) from
  discontinued operations ....         (15)          67         --           --           --
Net loss for the period before
  Income taxes ...............   $  (5,305)   $  (4,059)   $  (2,882)   $  (2,470)   $ (21,843)
Income tax benefit ...........        --           --           --           --             24
Net loss for the period ......   $  (5,305)   $  (4,059)   $  (2,882)   $  (2,470)   $ (21,819)
                                 =========    =========    =========    =========    =========
PER SHARE DATA:
Loss per share from
  continuing operations --
  basic and diluted ..........   $   (1.47)   $   (1.15)   $   (0.77)   $   (0.62)   $   (2.96)
Earnings per share from
  discontinued operations ....        --           0.02         --           --           --
                                 ---------    ---------    ---------    ---------    ---------
Net loss per share ...........   $   (1.47)   $   (1.13)   $   (0.77)   $   (0.62)   $   (2.96)
                                 =========    =========    =========    =========    =========
Weighted average number of
  shares used in per share
  calculations -- basic
  and diluted ................       3,603        3,603        3,735        3,977        7,370

                                                       AS OF DECEMBER 31,
                                 -------------------------------------------------------------
                                    2000         2001         2002         2003         2004
                                 ---------    ---------    ---------    ---------    ---------
CONSOLIDATED BALANCE
  SHEET DATA:
Cash and cash equivalents ....   $      83    $      (8)   $     602    $   1,237    $  17,531
Marketable securities ........        --           --           --           --         42,500
Working capital
  (deficiency) ...............        (834)      (2,848)      (1,780)      (2,538)      58,073
Total assets .................       1,135          768        1,038        1,868      301,601
Long-term debt (including
  current portion due to
  stockholders) ..............       5,220        7,820        1,507        3,694          517
Total liabilities ............       6,321        9,526        2,693        4,134       13,502
Common stock .................           4            4            4            5           42
Series A Convertible
Preferred
  Stock ......................           1            1            2            2         --
Series B Convertible
Preferred
  Stock ......................        --           --              1            1         --
Additional paid-in
  capital ....................      11,415       11,839       22,057       23,915      336,064
Accumulated deficit ..........     (16,606)     (20,602)     (23,718)     (26,188)     (48,007)
Total stockholders' equity
  (deficiency) ...............      (5,186)      (8,759)      (1,655)      (2,266)     288,098

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, included in item 8 of this Form 10-K. Unless otherwise specified, all dollar amounts are U.S. dollars.

OVERVIEW

    We are an ophthalmic therapeutic company founded to commercialize innovative treatments for eye diseases, including AMD. The RHEO(TM) System is used to perform Rheopheresis, a procedure that selectively removes moleculeS from plasma, which is designed to treat Dry AMD, the most common form of the disease. Shortly after our inception, we focused on commercializing therapeutic apheresis, including the opening and operation of the Rheotherapy Center, which generated revenues of $900,200 and $1,277,800 for the fiscal years ended June 30, 1999 and 1998 respectively. In 1999, the FDA's Office of Compliance issued a directive notifying the Rheotherapy Center that any further conducting of therapeutic apheresis would need to be conducted under the authority of an Investigational Device Exemption filed with the FDA which resulted in the closure of the Rheotherapy Center. Subsequent to the closure of the Rheotherapy Center, our focus changed primarily to conducting clinical trials and seeking regulatory approval for the RHEO(TM) System. In September 1999, we received an Investigational DevicE Exemption from the FDA to begin a pivotal clinical trial, MIRA-1, for the RHEO(TM) System. Between early 2000 anD August 2001, we enrolled 98 patients in MIRA-1. In August 2001, due to financial constraints, we downsized and temporarily suspended the enrollment of new patients. However, we continued to follow-up with the existing patients enrolled in MIRA-1. In late 2001, with permission of the FDA, we submitted for independent third party analysis data for the 43 enrolled patients for whom we had collected complete 12-month post-treatment data sets. The results of this data analysis were used to support our efforts to secure additional financing.

    In 2002 and 2003, we received a net aggregate of $5,951,870 of additional financing from Diamed, TLC Vision and other investors. As a result of this incremental funding, in October 2003, we hired new management and began screening additional patients for enrollment in MIRA-1. In addition, in 2003, we began limited commercialization of the RHEO(TM) System in three clinics in Canada.

    In September 2004, we signed an agreement with Rheo Therapeutics Inc., a private Canadian company, which has agreed to purchase approximately 8,000 treatment sets, and an estimated 20 OctoNova pumps by the end of 2005, with an option to purchase up to an additional 2,000 treatment sets, subject to availability. We believe that Rheo Therapeutics plans to open a number of commercial treatment centers in various Canadian cities where RHEO(TM) Therapy will be performed. Dr. Jeffrey Machat, who is an investor in and one of the directors of Rheo Therapeutics, was a co-founder and former director of TLC Vision.

     On December 8, 2004, we purchased TLC Vision's 50% interest in OccuLogix, L.P., which resulted in OccuLogix, L.P. becoming a wholly-owned subsidiary of us for total consideration and related costs of $229,611,616. Accordingly, 100% of the results of OccuLogix, L.P.'s operations are included in the consolidated financial statements since that date. We believe that our value resides solely in OccuLogix, L.P. to which we licensed all of the distribution and marketing rights for the RHEO(TM) System foR ophthalmic indications to which we are entitled. Prior to the acquisition, our only profit stream has come from our share of OccuLogix, L.P. earnings. Our acquisition of TLC Vision's 50% ownership interest in OccuLogix, L.P. will transfer the earnings potential for sales of the RHEO(TM) System entirely to us.

     In December 2004, 5,600,000 shares of our common stock at $12.00 per share were issued in connection with the initial public offering for gross cash proceeds of $67,200,000 (less issuance costs of $7,770,075).

    As of December 31, 2004, we had enrolled a total of 185 patients in MIRA-1. This completes the enrollment phase of MIRA-1, exceeding our goal of enrolling 180 subjects by December 31, 2004. We have collected complete 12-month post-treatment data sets for 87 of these patients. Of the remaining 98 patients, 82 are in the process of treatment or follow-up and the treatment of 16 patients did not result in complete data sets. We intend to derive the required 150 complete 12-month post-treatment data sets from our enrolled subjects. As of December 31, 2004, we had also submitted to the FDA the first three of four modules of the PMA filing, the non-clinical portion. We intend to submit the fourth module, which consists of the follow-up clinical data, in two components. We expect that we will submit the first component following completion of our six-month data on at least 150 data sets, including the 12-month data sets for all patients for whom they are available; and that we will submit the second component following completion of our 12-month data on at least 150 data sets.

REVENUES

    Up to the date of acquisition of TLC Vision's 50% interest in OccuLogix, L.P., we derived the majority of our revenues from sales of the OctoNova pump and disposable treatment sets, which include two disposable filters and tubing, to OccuLogix, L.P., which then sold the pumps and treatment sets to three clinics in Canada, one of which is a related party, RHEO Clinic Inc., a subsidiary of TLC Vision. Historically, we set sales prices at a level which would reimburse our cost of sales excluding the effects of ongoing minimum royalty commitment costs. Following the acquisition, our revenues have been derived from sales of the OctoNova pump and disposable treatment sets directly to RHEO Clinic Inc., and to other commercial providers of RHEO(TM) Therapy in Canada. WE believe that, in the future, sales of disposable treatment sets will provide a recurring source of revenue and that the percentage of our revenues that we derive from disposable treatment sets will increase over time as our installed base of OctoNova pumps increases. We also expect to derive additional revenues from miscellaneous services for annual calibration, maintenance and training, which are not already included in the initial sale and service of the RHEO(TM) System.

    OccuLogix, L.P.'s primary customer was RHEO Clinic Inc., a subsidiary of TLC Vision, for which OccuLogix, L.P. has reported revenues of $401,236, $459,730 and nil for the years ended December 31, 2004, 2003 and 2002, respectively. RHEO Clinic uses the RHEO(TM) System to treat patients, for which it charges its customers (thE patients) a per-treatment fee. RHEO Clinic has advised us that the OctoNova pumps purchased from OccuLogix, L.P. are capitalized as fixed assets to be depreciated over a period of five years on a straight line basis and the treatment sets are disposed of after each treatment and expensed as a cost of sale. RHEO Clinic has further advised us that all of its revenues, in Canadian dollars, of $595,275, $836,696 and nil for the years ended December 31, 2004, 2003 and 2002, respectively, are derived from sales to unrelated third parties. The revenues reported from RHEO Clinic are unaudited and have not been independently verified by us. However, management believes the amounts to be accurate.

COST OF SALES

    Cost of sales includes costs of goods sold and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the RHEO(TM) System, including the costs we incur for the purchase of component partS from our suppliers, applicable freight and shipping costs, fees related to warehousing, logistics inventory management and recurring regulatory costs associated with conducting business in Canada and ISO certification. We currently have a contract with a related party which performs warehousing, shipping and inventory management for us in exchange for a fee. The terms of this contract permit us to terminate the contract upon notice at any time. We expect that we will terminate this contract once we have the necessary infrastructure to perform such functions internally.

    To acquire the necessary licensing and distribution rights for the components of the RHEO(TM) System, we havE entered into agreements with Mr. Hans Stock and Dr. Richard Brunner, the owners of a patent that we license, that require us to pay them an aggregate of 2% of our cost of the disposable filter sets purchased from Asahi Medical and of sales of the Octo Nova pumps and the tube sets, (which together with the filter sets, make up the treatment sets), with minimum required payments to Mr. Stock and Dr. Brunner in the aggregate amount of $25,000 during each calendar quarter. This resulted in royalty payments for the years ended December 31, 2004, 2003 and 2002 of $100,000, $100,000 and $75,000, respectively. To date, the minimum required quarterly payments have exceeded the amounts that would have been payable absent the requirement of a minimum payment, and we are entitled to apply this excess in future periods if and when our revenue increases sufficiently to generate royalty payments in excess of the minimum payments. We treat these minimum royalty payments as an expense within cost of sales as they are only recoverable based on sufficient volume. We intend to use a portion of the net proceeds of our recent initial public offering to accumulate inventory levels to help ensure our ability to meet forecasted sales levels if and when we obtain FDA approval. As a result of the expected increase in sales, we expect royalty payments to increase in the future and to exceed the minimum requirement.

    We have entered into an agreement with Mr. Stock in consideration for assisting us in procuring a distribution agreement with Asahi Medical relating to the filters used in the RHEO(TM) System and for his commitmenT to assist in the procurement of distribution rights for new product lines. This agreement with Mr. Stock requires us to pay royalties of 5% of the price we pay to Asahi Medical for all products it supplies to us. We record these royalties as an expense when we sell the products. Royalty expenses incurred as a result of this agreement in the years ended December 31, 2004, 2003 and 2002 were $35,457, $9,234 and $598, respectively.

OPERATING EXPENSES

    Our operating expenses consist primarily of clinical and regulatory expenses and general and administrative expenses. Clinical and regulatory expenses consist primarily of those expenses related to MIRA-1. These expenses include payments to clinical trial sites for conducting the trial, costs of a contract research monitoring organization and other non-employee consultants and experts as well as compensation and overhead for those of our employees who are primarily involved in clinical trial activities. We expect clinical and regulatory expenses to remain relatively constant until MIRA-1 and the related clinical trials are complete.

    General and administrative expenses consist primarily of the costs of corporate operations and personnel, rent and legal and accounting expenses. As of December 31, 2004, we had 17 full-time employees. We expect that general and administrative expenses will increase in the future as we incur additional costs related to the growth of our business, as well as the costs associated with becoming a public company, including the costs of annual and periodic reporting and investor relations programs. General and administrative expenses also include the cost of 1,352,500 stock options granted to seven employees, five directors and three consultants in December 2003 at an exercise price of $0.99. The Company estimated the intrinsic value of these options to be $15,905,400 of which $513,077 and $15,392,323 have been expensed in the years ended December 31, 2003 and 2004, respectively. All of these options became fully vested upon the Company's initial public offering and therefore the remaining $15,392,323 of stock based compensation charges as of December 31, 2003 was expensed in the year ended December 31, 2004. Of these stock options, 500,000 options were granted to Elias Vamvakas, 300,000 options were granted to Irving Siegel, 100,000 options were granted to William Dumencu and 80,000 options were granted to each of David Eldridge and John Cornish. 292,500 options were granted to other employees, directors and consultants. Management estimated the intrinsic value of these options based on a range of then expected offering prices of our initial public offering. Management expects to issue stock options in the future to compensate and attract employees and directors. Also included in general and administrative expenses is the amortization of intangibles expense of $106,138 for the year ended December 31, 2004, of the intangible assets acquired on the acquisition of TLC Vision's 50% interest in OccuLogix, L.P.

    Historically, we have not incurred any sales and marketing expense because we have had limited commercialization and because recent sales have been to OccuLogix, L.P. In September 2004, we hired two full-time employees to begin establishing sales and marketing efforts to promote the use of the RHEO(TM) System in Canada and, upon FDA approval, in the United States. We have begun incurring sales and marketing expenses following the acquisition of TLC Vision's 50% interest in OccuLogix, L.P. and we expect these expenses to increase substantially in the future.

OTHER INCOME (EXPENSES)

Other income (expenses) consists primarily of interest, foreign exchange and a 50% share of equity earnings from OccuLogix, L.P.'s activities up to the date of our acquisition of TLC Vision's 50% interest. Net interest income (expense) reflects interest revenue from the Company's cash position offset by interest expense from convertible debentures and promissory notes, interest on amounts due to stockholders and the accretion of the value we assign to our outstanding warrants.

INCOME TAX BENEFIT

     Income tax benefit represents the amortization of the deferred tax liability net of an income tax liability for the year ended December 31, 2004. The deferred tax liability was recorded based on the difference between the fair value of the intangible asset acquired in December 2004 and its tax basis and is being amortized over 15 years, the estimated useful life of the intangible asset

RESULTS OF OPERATIONS

    The components of the RHEO(TM) System have been given regulatory approval in Canada. Our wholly owneD subsidiary, OccuLogix, L.P., is actively commercializing the sale of the RHEO(TM) System in Canada. Currently, thE cost of the treatments in Canada is not covered by third parties such as insurance companies or government health programs. As a result, sales levels have remained modest. We intend to pursue reimbursement of the treatment in Canada but believe that it will be necessary that both FDA approval of the RHEO(TM) System and a National CoveragE Decision by the CMS in the United States to reimburse patients for RHEO(TM) Therapy treatments be obtained before wE will be successful in obtaining reimbursement in Canada.

    At December 31, 2004, we had 2,749,199 options outstanding. The 1,352,500 options issued in December 2003, of which 1,330,300 were outstanding as at December 31, 2004, were issued within twelve months of our initial pubic offering date. These options have been accounted for based on their intrinsic value as determined based on a range of the then expected price of our initial public offering. While we believe that the exercise price of these options was based on fair value at the time of grant, we understand that the U.S. Securities and Exchange Commission has provided guidance which suggests that options issued within twelve months of an initial public offering should be retrospectively accounted for using the intrinsic value unless supported by significant third party transactions.

    The original value assigned to the options in December 2003 was consistent with the price used in the conversion of $500,000 of the principal of the Asahi Medical note to 507,604 shares of common stock at $0.98502 per share on November 30, 2003. It was also consistent with the price used in a subsequent offering to existing investors under our Investor Rights Agreement which provided an opportunity for our stockholders to maintain their ownership percentages subsequent to the Asahi Medical conversion. The $0.98502 per share price was established based on the pricing of our June 2003 agreement with TLC Vision and Diamed to fund $7.0 million in convertible debt. Discussions with Asahi Medical were ongoing at the time of the TLC Vision and Diamed transaction and we established a price that remained constant until the Asahi Medical note conversion occurred in November 2003. During the intervening period from June

2003 to November 2003, we did not experience any significant changes in our operations, including but not limited to our efforts related to clinical and regulatory activities which would have generated increased share value.

    We believe that prior to 2004, there was no progression in the value of the common stock. In early 2004, enrollment in the MIRA-1 clinical trial increased which in turn resulted in analysts following TLC Vision to ascribe increasing value in analysts reports to the investment by TLC Vision in us. In March 2004, we began discussions with underwriters about the recently successfully completed initial public offering process. Continued enrolment in MIRA-1 and the related clinical trials, expansion of the management team, a signed sales agreement for Canadian clinics and a greater acceptance of RHEO(TM) Therapy have had an impact on the value ascribeD to us in the recent initial public offering.

    The exercise price of stock options issued prior to 2003 was based on our most recent financing transactions. The exercise price of stock options issued upon the closing of our initial public offering was equal to the price of the shares issued in the offering. We consider these transactions to be indicative of fair value of our common stock.

    Significantly impacting the results of operations is the issuance of 1,352,500 options in December 2003 at an exercise price of $0.99, of which 657,500 were issued to employees, 600,000 were issued to directors and 95,000 were issued to consultants. We estimated the intrinsic value of these stock options to be $15,905,400, to be expensed over the 31-month vesting period at $513,077 per month starting in the month of December 2003. Management estimated the intrinsic value of these options based on a range of then expected offering prices of our initial public offering.

    Subsequent to the transaction in June 2003 in which TLC Vision and Diamed agreed to invest a combined $7.0 million in convertible debentures and $5.0 million in non-convertible debentures issued by us, we increased our efforts to complete the MIRA-1 clinical trial, resulting in increased clinical trial costs in the second half of 2003 as new trial sites were established. Clinical trial costs increased further in 2004 as these trial sites started incurring costs for the screening, enrollment and treatment of patients. The total potential funding of $12.0 million from TLC Vision and Diamed represented the forecasted costs to complete the MIRA-1, associated crossover clinical trials and associated corporate overhead costs. Enrollment in the MIRA-1 clinical trial had fully resumed by June 30, 2004 and was completed by December 31, 2004. We anticipate approximately $5.3 million to $6.6 million of the proceeds of the initial public offering will be used to complete the MIRA-1 trial, a related crossover trial and additional anticipated clinical trials.

    Following the acquisition of TLC Vision's 50% interest in OccuLogix, L.P., we expect revenues to increase to reflect direct sales to clinics using the RHEO(TM) System, while cost of sales is expected to remain materiallY unchanged. Clinical and regulatory expenses will not be impacted by the acquisition but general and administrative expenses will increase, reflecting the creation of the organizational structure necessary for the commercialization process. We have also begun to incur sales and marketing expenses related to establishing sales and marketing efforts to promote the use of the RHEO(TM) System in Canada and, upon FDA approval, in the UniteD States.

YEARS ENDED DECEMBER 31, 2004 AND 2003

    REVENUES. Revenues increased by 148% to $969,357 for the year ended December 31, 2004 from $390,479 for the year ended December 31, 2003. This increase was due to sales of treatment sets and pumps in the fourth quarter of the year to Rheo Therapeutics Inc. in accordance with the Product Purchase Agreement that we entered into with RHEO Therapeutics Inc. in September 2004.

    COST OF SALES. Cost of sales increased by 98% to $957,269 for the year ended December 31, 2004 from $482,780 for the year ended December 31, 2003, as a result of the increase in sales in the year.

    GROSS MARGIN. Gross margin was impacted by the sales of OccuLogix, L.P. (acquired on December 8, 2004). OccuLogix, L.P. sales, post-acquisition, to third parties generated sufficient profit to bring the consolidated gross margin positive.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 1,021% to $17,530,019 for the year ended December 31, 2004 from $1,564,362 for the year ended December 31, 2003. This increase resulted primarily from the requirement to expense the intrinsic value of options granted in December 2003 over the vesting period of these options. The Company estimated the intrinsic value of these options to be $15,905,400 which resulted in a monthly expense of $513,077 over the vesting period of the options. All of these options became fully vested upon the Company's initial public offering and therefore the remaining unamortized balance of stock based compensation charges as of December 31, 2003 was expensed in the year ended December 31, 2004. The expense for the years ended December 31, 2004 and 2003 was $15,392,323 and $513,077, respectively. Employee and related travel costs increased 141% to $1,126,641 for the year ended December 31, 2004 from $468,000 for the year ended December 31, 2003 as a result of our having received sufficient additional funding at the end of the first half of 2003 to fully resume operations and the hiring of new employees in 2004. Expenses related to the hiring of professionals increased 70% to $634,128 for the year ended December 31, 2004 from $374,000 for the year ended December 31, 2003, due primarily to costs related to the audit process. Amortization expense of the intangible assets acquired on the acquisition of TLC Vision's 50% interest in OccuLogix, L.P. was $106,138 for the year ended December 31, 2004. There was no comparable expense in the year ended December 31, 2003.

    CLINICAL AND REGULATORY EXPENSES. Clinical and regulatory expenses increased by 446% to $3,994,967 for the year ended December 31, 2004 from $731,166 for the year ended December 31, 2003, as a result of increased activities associated with MIRA-1. We increased our activities as a result of additional funding we have received from TLC Vision and Diamed since July 2003.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were $219,556 for the year ended December 31, 2004 with no comparable expense for year ended December 31, 2003. In the third quarter of 2004, we hired two new employees to begin establishing sales and marketing efforts to promote the use of the RHEO(TM) System in Canada and, upon FDA approval, in the United States.

    OTHER (EXPENSES) INCOME. Other (expenses) income totaled an expense of $110,190 for the year ended December 31, 2004, an increase of 34% from an expense of $82,059 for the year ended December 31, 2003. This increase was due primarily to the expense of $100,000 owed to Apheresis Technologies in accordance to the amended distribution services agreement which gives the Company the sole discretion as to when to terminate the exclusive distribution services agreement with Apheresis Technologies Inc. Also, foreign currency exchange loss was $43,548 for the year ended December 31, 2004, compared to a foreign exchange gain of $2,063 for the year ended December 31, 2003 due to foreign exchange rate fluctuations. These increases were partially offset by the decrease in net interest expense from $67,997 in the year ended December 31, 2004 to a net interest income of $35,735 in the year ended December 31, 2004 due to the conversion of certain debt into common stock and interest revenue from the Company's cash position subsequent to the initial public offering.

     INCOME TAX BENEFIT. Income tax benefit of $23,771 represents the amortization of the deferred tax liability of $39,271 net of an income tax liability for the year ended December 31, 2004 of $15,500. This deferred tax liability was recorded based on the difference between the fair value of the intangible asset acquired in December 2004 and its tax basis. The deferred tax liability of $9,527,500 is being amortized over 15 years, the estimated useful life of the intangible asset. There was no corresponding tax benefit in the year ended December 31, 2003.

YEARS ENDED DECEMBER 31, 2003 AND 2002

    REVENUES. Revenues increased by 315% to $390,479 for the year ended December 31, 2003 from $94,100 for the year ended December 31, 2002 reflecting the first full year of our commercial sales subsequent to the closure of the Rheotherapy Center in the United States in 1999. Revenues in the second half of 2003 of $30,240 were substantially lower than first half 2003 revenues of $360,239. We believe this decrease resulted from the outbreak of SARS in Toronto which caused our customers' Toronto-based clinics to experience a decline in patient volumes. This caused our customers to accumulate excess inventory in the second half of 2003 due to fixed ordering commitments. As a consequence, our customers reduced orders in early 2004 to reduce inventory. OccuLogix, L.P.'s revenues and net loss increased to $486,394 and $20,308, respectively, for the year ended December 31, 2003, from revenues and a net loss of $0 and $5,068, respectively, for the period ended December 31, 2002.

    COST OF SALES. Cost of sales increased by 204% to $482,780 for the year ended December 31, 2003 from $158,694 for the year ended December 31, 2002. This increase was due to an increase in the number of treatment sets sold and a resulting increase in the amount of royalty payments paid.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 249% to $1,564,362 for the year ended December 31, 2003 from $448,856 for the year ended December 31, 2002. This increase resulted primarily from the requirement to expense the intrinsic value of options granted in December 2003 over the 31-month vesting period of these options. Management estimated the total intrinsic value of these options to be $15,905,400, resulting in an additional expense of $513,077 for the month of December 2003, representing one month in which this expense was incurred in 2003. There was no comparable expense for the year ended December 31, 2002. These options fully vest upon an initial public offering at which time any unamortized intrinsic value would be fully expensed. Employee and related travel costs increased 131% to $468,000 for the year ended December 31, 2003 from $203,000 for the year ended December 31, 2002 reflecting the receipt of sufficient funding in the second half of 2002 and the end of the first half of 2003 to fully resume operations. Expenses related to the hiring of professionals increased 307% to $374,000 for the year ended December 31, 2003 from $92,000 for the year ended December 31, 2002 due to the increased costs of finance support and audit fees not incurred in 2002 and increased legal costs incurred to reestablish agreements, review and adjust as required existing contracts and address operational legal issues. Director fees, which include the amortization of vesting options granted to directors, increased 42% to $98,000 for the year ended December 31, 2003 from $69,000 for the year ended December 31, 2002 due to the resumption of reimbursement of directors in the second half of 2003. Administrative costs increased 35% to $100,000 for the year ended December 31, 2003 from $74,000 for the year ended December 31, 2002 reflecting the receipt of sufficient funding in the second half of 2002 and the end of the first half of 2003 to fully resume operations.

    CLINICAL AND REGULATORY EXPENSES. Clinical and regulatory expenses decreased by 49% to $731,166 in the year ended December 31, 2003 from $1,446,662 for the year ended December 31, 2002. This reflects a decrease in clinical trial activity as a result of reduced available funding for MIRA-1.

    OTHER (EXPENSES) INCOME. Other (expenses) income, decreased by 91% to an expense of $82,059 for the year ended December 31, 2003 from an expense of $921,485 for the year ended December 31, 2002. This decrease was primarily due to lower interest expense as a result of the conversion of certain convertible debentures into Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations through placements of our equity securities and through borrowings from financial institutions and others. In December 2004, 5,600,000 shares of common stock were issued at $12.00 per share in connection with the initial public offering for gross cash proceeds of $67,200,000 (less issuance costs of $7,770,075).

    Cash and cash equivalents and marketable securities at December 31, 2004 was $60,030,552. To date, we have used the largest portion of our cash to finance the ongoing costs of the MIRA-1 clinical trial, as well as losses generated by our operations. In the future, we expect that we will continue to use our cash resources to fund losses generated by our operations, to complete the MIRA-1 clinical trial, to accumulate inventory, to undertake other commercialization activities and to start a new clinical crossover trial, treating patients from the MIRA-1 clinical trial, including those patients in the placebo group.

    From July 2003 to December 2004, we have used the monthly combined funding received from TLC Vision and Diamed of up to $350,000 in connection with our issuance of convertible debentures to fund MIRA-1 clinical trial activities. Increased sales and negotiated credit terms has resulted in an increase in our accounts receivable. We also continue to maintain our level of orders in line with supplier expectations, resulting in increased levels of inventory. We have reported an increased level of prepaid expenses in 2003 and 2004, representing advance payments to our participating MIRA-1 clinical research organization and clinical trial sites, and to insurance providers.

    As a result of increased funding in 2003 and 2004 from our convertible debenture transaction with TLC Vision and Diamed, and more recently, the proceeds from the initial public offering, we have been able to reduce our accounts payable and we continue to keep payments current to maintain positive supplier relationships. Expense accruals are increasing as a result of higher levels of clinical trial activity and costs associated with the initial public offering and the related corporate reorganization.

    We have incurred losses since inception and have had a working capital deficiency in each of the years ended December 31, 2002 and 2003 and up to the date of our initial public offering. As a result, we required additional funding to continue our operations. During 2004 and prior to the closing of the initial public offering in December 2004, TLC Vision and Diamed funded the remaining $4,350,000 available as of December 31, 2003 for borrowing under the convertible debentures. The convertible debentures required that these funds be used to complete MIRA-1 and related clinical trials. Management believes that the receipt of the funds available for borrowing under the convertible debentures and the receipt of net proceeds of $59,429,925 from the initial public offering, net of underwriting discounts and commissions and offering costs, will generate sufficient funds for our operations and other demands and commitments until the latter half of 2006.

    We plan on using approximately $17.5 million to $18.8 million of the proceeds of the initial public offering to build our organizational structure to prepare for commercialization in the United States, approximately $5.3 million to $6.6 million to complete the MIRA-1 clinical trial and related trials and approximately $9.5 million to $10.5 million to purchase and accumulate an inventory of components of the RHEO(TM) System to facilitate thE rapid commercialization of the RHEO(TM) System in the United States if and when we receive FDA approval. The use oF funds will be impacted by any delay in the completion of the MIRA-1 trial which would result in a corresponding delay in our commercialization efforts in the United States.

    Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors (including the factors discussed at item 1 of this form 10-K). We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

     o the rate of progress, cost and results of MIRA-1 and related clinical trials;

     o our ability to obtain FDA approval to market and sell the RHEO(TM) System and the timing of such approval; o whether government and third-party payors agree to reimburse RHEO(TM) System;

     o the cost and timing of building the infrastructure and manufacturing capacity to market and sell the RHEO(TM) System;

     o the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

     o    the  costs  of   establishing   sales,   marketing  and   distribution
          capabilities; and

     o    the effect of competing technological and market developments.

    Even if we receive regulatory approval for the RHEO(TM) System, we will not have significant product revenuE until late 2006, at the earliest. Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. In addition, future debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate some of our commercialization efforts.

    The following table summarizes our contractual commitments as of December 31, 2004 and the effect those commitments are expected to have on liquidity and cash flow in future periods.

                                             PAYMENTS DUE BY PERIOD
                              -------------------------------------------------
                                                         LESS THAN
                                                          1 TO 3      MORE THAN
  CONTRACTUAL COMMITMENTS        TOTAL       1 YEAR        YEARS       3 YEARS
  -----------------------     ----------   ----------   ----------   ----------
Operating leases ............ $   98,620   $   98,620   $       --   $       --
Royalty payments ............ $1,250,000   $  100,000   $  300,000   $  850,000
Consulting and
  non-competition
  agreements ................ $   60,000   $   60,000   $       --   $       --


    Pursuant to the terms of our distribution agreement with MeSys, dated January 1, 2002, we undertook a minimum purchase commitment of 25 OctoNova pumps per year beginning after FDA approval of the RHEO(TM) System, representinG an annual commitment after FDA approval of (euro)405,000, or approximately $552,420. The marketing and distributorsHip agreement with Diamed provides for a minimum purchase of 1,000 OctoNova pumps during the period from the date of the agreement until five years after FDA approval, representing an aggregate commitment of (euro)16,219,000, or approximately $22,122,716 based on exchange rates as of December 31, 2004.

    To ensure there is sufficient capacity and inventory to support our commercialization plan, we intend, in advance of FDA approval, to accumulate an inventory of filters and pumps to support a rapid product launch. In line with these intentions, in July 2004, we placed a purchase order with Asahi Medical for 9,600 filter sets (each filter set consists of one Plasmaflo filter and one Rheofilter), for the period ended March 31, 2005, representing a total commitment of $2,736,000. This purchase order for 9,600 filter sets is in addition to our minimum purchase commitment under our agreement with Asahi Medical. Our minimum purchase obligations under our agreement with Asahi Medical are triggered six months after we receive FDA approval of the RHEO(TM) System.

    Pursuant to the terms of the distribution agreement with Asahi Medical, dated January 1, 2002, the Company undertook a commitment to purchase a minimum of 9,000, 15,000, and 22,500 each of Plasmaflo filters and Rheofilters in years 1, 2 and 3 respectively beginning six months after FDA approval of the RHEO(TM) System. MinimuM purchase orders for the fourth year shall be determined immediately after the term of the first year by mutual consent but shall not be less than that of the previous year. This same method shall be used in subsequent years to determine future minimum purchase quantities such that minimum purchase quantities are always fixed for three years. Future minimum annual commitments after FDA approval are approximately as follows:

Year 1  ........................................................$ 2,565,000
Year 2  ........................................................$ 4,275,000
Year 3  ........................................................$ 6,412,500

    In July 2004, we amended our Distribution Services Agreement with Apheresis Technologies, Inc. such that we would have the sole discretion as to when the agreement would terminate. In consideration of this amendment, we agreed to pay Apheresis Technologies $100,000 on the successful completion of our initial public offering. Included in accounts payable as at December 31, 2004 is $100,000 due to Apheresis Technologies.

CASH USED IN OPERATING ACTIVITIES

    Cash used in operating activities was $5,382,465, $2,374,822 and $2,125,533 for the years ended December 31, 2004, 2003 and 2002, respectively. Changes in net cash provided by operating activities in 2004 reflect a net loss adjusted for non-cash items and netted against changes in working capital. Changes in working capital in 2004 reflect a $222,218 increase in accounts receivable due to increased sales and negotiated credit terms, a $324,353 increase in prepaid assets due mainly to advance payments to insurance providers, and to participating MIRA-1 clinical research organizations and clinical trial sites and a $136,527 increase in inventory as we continue to maintain our level of orders in line with supplier expectations. In addition, amounts due to stockholders decreased by $931,652 with the repayment of the $500,000 loan from Asahi Medical and the $500,000 due to the Stock Foundation. These increased uses of cash was offset in part by a $2,538,445 increase in accounts payable and accrued liabilities from increased obligations due to the initial public offering process, MIRA-1 clinical trial expenses and professional fees. Changes in working capital in 2003 and 2002 reflect the reduction of increased liabilities from 2001 due to the receipt of additional funding.

CASH USED IN INVESTING ACTIVITIES

    Cash used in investing activities was $43,428,156, $175,780 and $31,045 for the years ended December 31, 2004, 2003 and 2002, respectively. Cash used in investing activities during the year ended December 31, 2004 included $42,500,000 for the purchase of marketable securities, $192,281 for the purchase of fixed assets and $768,808 for costs related to the corporate reorganization transactions consummated in connection with the initial public offering. Cash used in investing activities during the years ended December 31, 2003 and 2002 was primarily for the purchase of fixed assets of $164,716 and $24,151, respectively. Fixed asset expenditures were for medical equipment and OctoNova pumps to be used in clinical trials.

CASH PROVIDED BY FINANCING ACTIVITIES

    Cash provided by financing activities was $65,104,005, $3,185,311 and $2,766,559 for years ended December 31, 2004, 2003 and 2002, respectively.

    Cash provided by financing activities primarily reflects issuances of common stock, convertible debentures, as well as the issuance of Convertible Preferred Stock. In 2002, we issued $492,500 in series B convertible debentures, a
$1,000,000 subordinated promissory note and 345,843 shares of Series B Convertible Preferred Stock for gross cash proceeds of $2,000,000 less share issue costs of $725,941. Cash provided by financing activities in 2003 was from the issue of $2,650,000 in convertible grid debentures less issuance costs of $24,796 and 613,292 shares of common stock for $604,092. In the year ended December 31, 2004, we issued 5,600,000 shares of common stock, during the Company's initial public offering, for gross cash proceeds of $67,200,000 less issue costs of $7,770,075, $4,350,000 in convertible grid debentures and 374,569 shares of common stock for cash proceeds of $263,900. We also issued 379,284 shares of Series A Convertible Preferred Stock for total cash proceeds of $1,281,841, of which $1,060,180 has been received and the balance of $221,661 has yet to be received as of December 31, 2004 and has been included in stockholders' deficiency.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our discussion and analysis of financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventories, income taxes, financial income, warranty obligations, excess component and order cancellation costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements.

REVENUE RECOGNITION

     We recognize revenue from the sale of the RHEO(TM) System which is comprised of OctoNova pumps and the relateD disposable treatment sets. We receive a signed binding purchase order from our customers. The pricing is a negotiated amount between our customers and us.

    We have the obligation to train, if required, and calibrate the OctoNova pumps delivered to our customers. Only upon the completion of these services do we recognize revenue for the pumps. We are also responsible for providing a one-year warranty period complementary to that offered by the manufacturer and the estimated cost of providing this service is accrued at the time revenue is recognized. The treatment sets do not require any additional servicing and revenue is recognized upon passage of title. All related costs of revenue are accrued for by us.

INVENTORY VALUATION

    Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis.

     WE RECEIVE FREE INVENTORY FROM ASAHI MEDICAL FOR THE PURPOSE OF THE MIRA-1 AND RELATED CLINICAL STUDIES. WE ACCOUNT FOR THIS INVENTORY AT A VALUE EQUIVALENT TO THE COST WE PAY FOR THE SAME FILTERS PURCHASED FOR COMMERICAL SALES TO RELATED AND UNRELATED THIRD PARTIES.

FUNCTIONAL CURRENCY

     The currency of the primary economic environment in which we operate is the U.S. dollar. Substantially all of our sales are derived in U.S. dollars or in other currencies linked to the U.S. dollar. Purchases of substantially all of our materials and components are carried out in U.S. dollars or are linked to the U.S. dollar. As a result, we have determined that our functional currency is the U.S. dollar.

     Monetary balances in non-U.S. dollar currencies are translated into U.S. dollars using current exchange rates. Non-monetary balances in non-U.S. dollar currencies are translated into U.S. dollars using historic exchange rates. For non-U.S. dollar transactions reflected in our statements of operations, we use the exchange rates as of the transaction dates. Depreciation, amortization and changes in inventories and other changes deriving from non-monetary items are based on historical exchange rates. We record the resulting translation gains or losses as financial income or expenses, as appropriate.

STOCK-BASED COMPENSATION

    We follow Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. We have elected to continue to apply APB 25 in accounting for stock-based compensation.

    During the year ended December 31, 2003, we issued stock options on a date that, was within twelve months of the filing of the initial public offering registration statement. Accordingly, subject to published guidance from the U.S. Securities and Exchange Commission, or SEC, we estimated the intrinsic value of these stock options based on the offering price of our common stock in the initial public offering, which we expensed over the vesting period of these options. These options became fully vested upon the closing of the initial public offering. Therefore, the remaining unamortized stock compensation expense has been recorded in the year ended December 31, 2004.

    Pursuant to SFAS No. 123, the weighted-average fair values of employee options granted during the years ended December 31, 2004, 2003 and 2002 (other than the stock options described immediately above) were $6.96, $0.56 and $0.77, respectively. The estimated fair value was determined using the following assumptions:

    o   Volatility: 2004 -- 89.1%, 2003 -- 75%, 2002 -- 83%

    o   Expected life of option: 2004 -- 3 years, 2003 -- 4.1 years, 2002 --
        8.9 years

    o   Risk-free interest rate: 2004 -- 3.21%, 2003 -- 2.15%, 2002 -- 4.95%

    Compensation expense associated with non-employee stock options was $47,637, $196,686 and $134,948 for the years ended December 31, 2004, 2003 and 2002, respectively. The fair value of these options was determined using the Black-Scholes fair value options model using the same assumptions above and is included in general and administrative expenses within the consolidated statement of operations.

EFFECTIVE CORPORATE TAX RATE

INCOME TAXES

    As of December 31, 2004, we had net operating loss carry forwards for federal income taxes of $28.2 million. Our utilization of the net operating loss and tax credit carry forwards may be subject to annual limitations pursuant to
Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

    At December 31, 2004, we had recorded a deferred tax liability due to the difference between the fair value of our intangible asset and its tax basis. We also had deferred tax assets representing the benefit of net operating loss carry forwards and certain stock issuance costs capitalized for tax purposes. We did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be excluded from the cost of inventory and expensed as incurred. Additionally, SFAS No. 151 requires that the allocation of fixed overheads be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated results of operations and financial position.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which revises SFAS No. 123 and supercedes APB No.
25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate option-pricing model to be used for valuing share-based payments and the transition method to be used at date of adoption. The transition alternatives are the modified-prospective and modified-retrospective methods. Both of these methods require that compensation expense be recorded for all share-based payments granted, modified or settled after the date of adoption and for all unvested stock options at the date of adoption; however, under the modified-retrospective method, prior periods are restated by recognizing compensation cost in amounts previously reported in the pro forma note disclosures under SFAS No. 123. Prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R is effective beginning with the first interim or annual period after June 15, 2005. Accordingly, we are required to adopt SFAS No. 123R beginning July 1, 2005. We are currently evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS No. 153 will have on our consolidated results of operations and financial position, but we do not expect it to have a material impact.

DEVELOPMENTS DURING THE YEAR ENDED DECEMBER 31, 2004

     ON DECEMBER 8 2004, AS PART OF THE CORPORATE REORGANIZATION TRANSACTIONS RELATING TO THE INITIAL PUBLIC OFFERING,WE ACQUIRED TLC VISION'S 50% INTEREST IN OCCULOGIX, L.P. IN EXCHANGE FOR THE ISSUANCE TO TLC VISION 19,070,234 SHARES OF ITS COMMON STOCK. THE STOCK CONSIDERATION WAS VALUED BASED ON OUR INITIAL OFFERING SHARE PRICE OF $12.00 PER SHARE. THE RESULTS OF OCCULOGIX, L.P.'S OPERATIONS HAVE BEEN INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS SINCE THAT DATE.

     In December 2004, 5,600,000 shares of our common stock at $12.00 per share were issued in connection with the initial public offering for gross cash proceeds of $67,200,000 (less issuance costs of $7,770,075).

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which revises SFAS No. 123 and supercedes APB No.
25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate option-pricing model to be used for valuing share-based payments and the transition method to be used at date of adoption. The transition alternatives are the modified-prospective and modified-retrospective methods. Both of these methods require that compensation expense be recorded for all share-based payments granted, modified or settled after the date of adoption and for all unvested stock options at the date of adoption; however, under the modified-retrospective method, prior periods are restated by recognizing compensation cost in amounts previously reported in the pro forma note disclosures under SFAS No. 123. Prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R is effective beginning with the first interim or annual period after June 15, 2005. Accordingly, we are required to adopt SFAS No. 123R beginning July 1, 2005. We are currently evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations. We have not yet determined the method of adopting SFAS No. 123R.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

CURRENCY FLUCTUATIONS AND EXCHANGE RISK

     All of our sales are in U.S. dollars or are linked to the U.S. dollar, while a portion of our expenses are in Canadian dollars and euros. We cannot predict any future trends in the exchange rate of the Canadian dollar or euro against the U.S. dollar. Any strengthening of the Canadian dollar or euro in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

INTEREST RATE RISK

    The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk. We believe this will minimize our market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

OCCULOGIX, INC.[formerly Vascular Sciences Corporation]

December 31, 2004 and 2003

                        REPORT OF INDEPENDENT REGISTERED

                             PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of

OCCULOGIX, INC.

We have audited the accompanying consolidated balance sheets of OCCULOGIX, INC. [formerly Vascular Sciences Corporation] as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OCCULOGIX, INC. at December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.


Toronto, Canada,                                     /s/ Ernst & Young LLP

February 28, 2005.                                   Chartered Accountants

OCCULOGIX, INC.

[formerly Vascular Sciences Corporation]

                           CONSOLIDATED BALANCE SHEETS
                           [expressed in U.S. dollars]

                                                                                  AS AT DECEMBER 31,
                                                                           ------------------------------
                                                                               2004               2003
---------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
Cash and cash equivalents                                                  $  17,530,552    $   1,237,168
Marketable securities                                                         42,500,000               --
Amounts receivable [note 13]                                                     472,156               --
Due from related parties [note 13]                                                 8,226           14,074
Inventory                                                                      1,086,339          188,071
Prepaid expenses                                                                 480,813          156,460
Deposit                                                                            8,996               --
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                          62,087,082        1,595,773
---------------------------------------------------------------------------------------------------------
Fixed assets, net [note 4]                                                       367,589          191,231
Patents and trademarks, net [note 5]                                             104,654           81,144
Intangible asset, net [note 6]                                                25,643,862               --
---------------------------------------------------------------------------------------------------------
Goodwill [note 7]                                                            213,397,444               --
---------------------------------------------------------------------------------------------------------
                                                                             301,600,631        1,868,148
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT
Accounts payable                                                                 221,063          194,515
Accrued liabilities [note 15]                                                  2,791,291          245,581
Deferred revenue and rent inducement [note9 and 10]                              485,047               --
Due to stockholders [note 11]                                                    516,756        1,043,865
Convertible debentures due to stockholders [note 12]                                  --        2,650,000
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                      4,014,157        4,133,961
---------------------------------------------------------------------------------------------------------
Deferred tax liability [note 14]                                               9,488,229               --
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                             13,502,386        4,133,961
---------------------------------------------------------------------------------------------------------

Commitments and contingencies [notes 13 and 16]

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock  [note 17]

  Common stock                                                                    41,807            5,033
     Par value of $0.001 per share;
     Authorized: 75,000,000; Issued and outstanding:
     December 31, 2004 - 41,806,768; December 31, 2003 - 5,032,906
  Preferred stock                                                                     --               --
     Par value of $0.001 per share;
     Authorized: 10,000,000; Issued and outstanding:
     December 31, 2004 and  2003 - nil
  Series A Convertible Preferred Stock                                                --            1,768
     Non-cumulative, convertible par value of $0.001 per share
     Authorized: December 31, 2004 - nil; December 31, 2003 - 2,500,000;
     Issued and outstanding:
     December 31, 2004 - nil; December 31, 2003 - 1,767,740
  Series B Convertible Preferred Stock                                                --              620
     Non-cumulative, convertible par value of $0.001 per share
     Authorized: December 31, 2004 - nil; December 31, 2003 - 2,000,000;
     Issued and outstanding:
     December 31, 2004 - nil; December 31, 2003 - 620,112
  Additional paid-in capital                                                 336,063,557       23,915,012
Accumulated deficit                                                          (48,007,119)     (26,188,246)
---------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                      288,098,245       (2,265,813)
---------------------------------------------------------------------------------------------------------
                                                                             301,600,631        1,868,148
=========================================================================================================


See accompanying notes

OCCULOGIX, INC.

[formerly Vascular Sciences Corporation]

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           [expressed in U.S. dollars]

                                                                   YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                            2004            2003           2002
---------------------------------------------------------------------------------------------------
REVENUE
   Sales to related parties                            $    731,757    $    390,479    $     94,100
   Sales to unrelated parties                               237,600              --              --
---------------------------------------------------------------------------------------------------
                                                            969,357         390,479          94,100
---------------------------------------------------------------------------------------------------

 COST OF GOODS SOLD
   Cost of goods sold to related parties                    688,102         373,546          80,391
   Cost of goods sold to unrelated parties                  133,710              --              --
   Royalty costs                                            135,457         109,234          78,303
---------------------------------------------------------------------------------------------------
                                                            957,269         482,780         158,694
---------------------------------------------------------------------------------------------------

 GROSS MARGIN                                                12,088         (92,301)        (64,594)
---------------------------------------------------------------------------------------------------

 OPERATING EXPENSES
 General and administrative [notes 11, 13 and 17[f]]     17,530,019       1,564,362         448,856
 Clinical and regulatory                                  3,994,967         731,166       1,446,662
 Sales and marketing                                        219,556              --              --
---------------------------------------------------------------------------------------------------
                                                         21,744,542       2,295,528       1,895,518
---------------------------------------------------------------------------------------------------
 Loss from operations                                   (21,732,454)     (2,387,829)     (1,960,112)
---------------------------------------------------------------------------------------------------

 OTHER INCOME (EXPENSES)

 Interest income (expense)                                   35,735         (67,997)     (1,022,627)
 Other [notes 13 and 22]                                   (145,925)        (14,062)        101,142
---------------------------------------------------------------------------------------------------
                                                           (110,190)        (82,059)       (921,485)
---------------------------------------------------------------------------------------------------
 Loss from operations before income taxes               (21,842,644)     (2,469,888)     (2,881,597)
 Recovery of income taxes [note 14]                          23,771              --              --
---------------------------------------------------------------------------------------------------
 NET LOSS FOR THE YEAR                                  (21,818,873)     (2,469,888)     (2,881,597)
===================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  - BASIC AND DILUTED                                     7,369,827       3,976,921       3,735,062
===================================================================================================

 NET LOSS PER SHARE                                    $      (2.96)   $      (0.62)   $      (0.77)
===================================================================================================


See accompanying notes

OCCULOGIX, INC.

[formerly Vascular Sciences Corporation]

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                           [expressed in U.S. dollars]

                                                           VOTING                NON-VOTING              SERIES A CONVERTIBLE
                                                        COMMON STOCK            COMMON STOCK                PREFERRED STOCK
                                                        AT PAR VALUE            AT PAR VALUE                 AT PAR VALUE
                                                  -----------------------  -----------------------     ------------------------
                                                    NUMBER OF                NUMBER OF                   NUMBER OF
                                                  SHARES ISSUED            SHARES ISSUED               SHARES ISSUED
                                                        #            $           #             $             #              $
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                          3,603,362      3,604       288,940         289        581,325           582
Discontinued operations                                    --         --            --          --             --            --
Stock issued in lieu of consulting fees                 2,333          2            --          --             --            --
Stock based compensation [note 2]                          --         --            --          --             --            --
Conversion of non-voting common
   stock to voting common stock upon
   merger of companies [notes 17[b][i] and [f]]       288,940        289      (288,940)       (289)            --            --
Conversion of Series A convertible debentures
   into Series A convertible preferred stock
   [note 17[d][i]]                                         --         --            --          --      1,089,172         1,089
Shares issued pursuant to anti-dilution
   provisions [note 17[d][i]]                              --         --            --          --         97,243            97
Shares issued pursuant to private offering
   memorandum, net of share issue
   cost [note 17[d][ii]]                                   --         --            --          --             --            --
Conversion of Series B convertible
   debentures into Series B convertible
   preferred stock [note 17[d][ii]]                        --         --            --          --             --            --
Conversion of subordinated convertible
   debentures into Series B convertible
   preferred stock [note 17[d][ii]]                        --         --            --          --             --            --
Contribution of inventory from related party
   [note 13]                                               --         --            --          --             --            --
Value ascribed to warrants issued [note 17[g]]             --         --            --          --             --            --
Net loss for the year                                      --         --            --          --             --            --
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                          3,894,635      3,895            --          --      1,767,740         1,768
================================================================================================================================

                                                  SERIES B CONVERTIBLE
                                                     PREFERRED STOCK
                                                      AT PAR VALUE                                          NET
                                                  --------------------    ADDITIONAL                   STOCKHOLDERS'
                                                    NUMBER OF              PAID-IN      ACCUMULATED       EQUITY
                                                  SHARES ISSUED            CAPITAL        DEFICIT       (DEFICIENCY)
                                                        #            $        $              $               $
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                               --         --    11,839,195    (20,602,323)    (8,758,653)
Discontinued operations                                  --         --       (66,000)      (234,438)      (300,438)
Stock issued in lieu of consulting fees                  --         --         2,798             --          2,800
Stock based compensation [note 2]                        --         --       134,948             --        134,948
Conversion of non-voting common
   stock to voting common stock upon
   merger of companies [notes 17[b][i] and [f]]          --         --            --             --             --
Conversion of Series A convertible debentures
   into Series A convertible preferred stock
   [note 17[d][i]]                                       --         --     7,118,022             --      7,119,111
Shares issued pursuant to anti-dilution
   provisions [note 17[d][i]]                            --         --           (97)            --             --
Shares issued pursuant to private offering
   memorandum, net of share issue
   cost [note 17[d][ii]]                            345,843        346     1,273,713             --      1,274,059
Conversion of Series B convertible
   debentures into Series B convertible
   preferred stock [note 17[d][ii]]                 178,227        178     1,030,506             --      1,030,684
Conversion of subordinated convertible
   debentures into Series B convertible
   preferred stock [note 17[d][ii]]                  96,042         96       499,825             --        499,921
Contribution of inventory from related party
   [note 13]                                             --         --       155,141             --        155,141
Value ascribed to warrants issued [note 17[g]]           --         --        69,138             --         69,138
Net loss for the year                                    --         --            --     (2,881,597)    (2,881,597)
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                          620,112        620    22,057,189    (23,718,358)    (1,654,886)
===================================================================================================================

OCCULOGIX, INC.

[formerly Vascular Sciences Corporation]

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                           [expressed in U.S. dollars]

                                                                                   VOTING                        NON-VOTING
                                                                                COMMON STOCK                    COMMON STOCK
                                                                                AT PAR VALUE                    AT PAR VALUE
                                                                        -----------------------------     -------------------------
                                                                           NUMBER OF                        NUMBER OF
                                                                         SHARES ISSUED                    SHARES ISSUED
                                                                               #                 $              #              $
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 CONT'D                                           3,894,635          3,895             --             --

Conversion of debt into common
   stock [notes 11 and 17[c]]                                                 507,604            508             --             --
Stock issued in lieu of consulting fees [note 17[e]] 17,375                        17             --             --             --
Stock issued pursuant to private offering
   memorandum [note 17[e]]                                                    613,292            613             --             --
Contribution of inventory from related party [note 13]                             --             --             --             --
Stock based compensation [note 2]                                                  --             --             --             --
Net loss for the year                                                              --             --             --             --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003                                                  5,032,906          5,033             --             --
Stock based compensation [note 17[f]]                                              --             --             --             --
Stock issued on exercise of options
   [note 17[f]]                                                               272,200            273             --             --
Stock issued on exercise of warrants
    [note 17[g]]                                                              102,369            102             --             --
Subscription receivable [note 17[g]]                                               --             --             --             --
Contribution of inventory from related party [note 13]                             --             --             --             --
Conversion of Series A convertible preferred
   stock into common stock [note 17[b][ii]]                                 3,603,350          3,603             --             --
Conversion of Series B convertible preferred
   stock into common stock [note 17[b][ii]]                                 1,019,255          1,019             --             --
Conversion of convertible grid debentures into
   common stock [notes 12 and 17[b][ii]]                                    7,106,454          7,107             --             --
Fractional payout of converted shares due to
   preferred stockholders                                                          --             --             --             --
Shares issued on acquisition of The Partnership
   [note 17[b][ii]]                                                        19,070,234         19,070             --             --
Initial public offering, net of issue costs [note 17[e]]                    5,600,000          5,600             --             --
Net loss for the year                                                              --             --             --             --
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2004                                                 41,806,768         41,807             --             --
===================================================================================================================================

                                                                         SERIES A CONVERTIBLE            SERIES B CONVERTIBLE
                                                                            PREFERRED STOCK                 PREFERRED STOCK
                                                                              AT PAR VALUE                    AT PAR VALUE
                                                                       ---------------------------    --------------------------
                                                                          NUMBER OF                       NUMBER OF
                                                                        SHARES ISSUED                   SHARES ISSUED

                                                                              #               $               #               $
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 CONT'D                                        1,767,740           1,768         620,112           620
Conversion of debt into common
   stock [notes 11 and 17[c]]                                                   --              --              --            --
Stock issued in lieu of consulting fees [note 17[e]] 17,375                     --              --              --            --
Stock issued pursuant to private offering
   memorandum [note 17[e]]                                                      --              --              --            --
Contribution of inventory from related party [note 13]                          --              --              --            --
Stock based compensation [note 2]                                               --              --              --            --
Net loss for the year                                                           --              --              --            --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003                                               1,767,740           1,768         620,112           620
Stock based compensation [note 17[f]]                                           --              --              --            --
Stock issued on exercise of options
   [note 17[f]]                                                                 --              --              --            --
Stock issued on exercise of warrants
    [note 17[g]]                                                           379,284             379              --            --
Subscription receivable [note 17[g]]                                            --              --              --            --
Contribution of inventory from related party [note 13]                          --              --              --            --
Conversion of Series A convertible preferred
   stock into common stock [note 17[b][ii]]                                 (2,147)             --              --        (1,456)
Conversion of Series B convertible preferred
   stock into common stock [note 17[b][ii]]                                     --              --        (620,112)         (620)
Conversion of convertible grid debentures into
   common stock [notes 12 and 17[b][ii]]                                        --              --              --            --
Fractional payout of converted shares due to
   preferred stockholders                                                       --              --              --            --
Shares issued on acquisition of The Partnership
   [note 17[b][ii]]                                                             --              --              --            --
Initial public offering, net of issue costs [note 17[e]]5,600,0005,600          --              --              --            --
Net loss for the year                                                           --              --              --            --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2004                                                      --              --              --            --
==================================================================================================================================

                                                                                                          NET
                                                                         ADDITIONAL                   STOCKHOLDERS'
                                                                           PAID-IN     ACCUMULATED       EQUITY
                                                                           CAPITAL        DEFICIT     (DEFICIENCY)
                                                                               $             $            $
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 CONT'D                                         22,057,189     (23,718,358)     (1,654,886)
Conversion of debt into common
   stock [notes 11 and 17[c]]                                                480,507              --         481,015
Stock issued in lieu of consulting fees [note 17[e]] 17,375                   22,571              --          22,588
Stock issued pursuant to private offering
   memorandum [note 17[e]]                                                   578,683              --         579,296
Contribution of inventory from related party [note 13]                        66,300              --          66,300
Stock based compensation [note 2]                                            709,762              --         709,762
Net loss for the year                                                             --      (2,469,888)     (2,469,888)
---------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003                                                23,915,012     (26,188,246)     (2,265,813)
Stock based compensation [note 17[f]]                                     15,439,960              --      15,439,960
Stock issued on exercise of options
   [note 17[f]]                                                              129,147              --         129,420
Stock issued on exercise of warrants
    [note 17[g]]                                                           1,415,840              --       1,416,321
Subscription receivable [note 17[g]]                                        (221,661)                       (221,661)
Contribution of inventory from related party [note 13]                       146,905              --         146,905
Conversion of Series A convertible preferred
   stock into common stock [note 17[b][ii]]                                       --              --              --
Conversion of Series B convertible preferred
   stock into common stock [note 17[b][ii]]                                     (399)             --              --
Conversion of convertible grid debentures into
   common stock [notes 12 and 17[b][ii]]                                   6,992,893              --       7,000,000
Fractional payout of converted shares due to
   preferred stockholders                                                       (747)             --            (747)
Shares issued on acquisition of The Partnership
   [note 17[b][ii]]                                                      228,823,738              --     228,842,808
Initial public offering, net of issue costs [note 17[e]]                  59,424,325              --      59,429,925
Net loss for the year                                                             --     (21,818,873)    (21,818,873)
---------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2004                                               336,063,557     (48,007,119)    288,098,245
======================================================================================================================

See accompanying notes

OCCULOGIX, INC.

[formerly Vascular Sciences Corporation]

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           [expressed in U.S. dollars]

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                           2004            2003          2002

                                                             $               $             $
---------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
Net loss for the year                                  (21,818,873)     (2,469,888)     (2,881,597)
 Adjustments to reconcile net loss to
  cash used in operating activities:
  Stock-based compensation [notes 2 and 17[f]]          15,439,960         709,761         134,948
  Shares issued for services performed                          --          22,588           2,800
  Non-cash interest expense on long-term debt                   --              --         938,427
  Gain on settlement of debt                                    --          (7,190)             --
  Non-cash warrant value                                        --              --          69,138
  Amortization of fixed assets                              42,956          12,742          79,395
  Amortization of patents and trademarks                     5,480           3,887             841
  Amortization of intangible asset                         106,138              --              --
  Income taxes                                             (39,271)             --              --
  Loss (gain) on sale of fixed assets                       (6,000)         (1,746)          2,380
  Impairment of fixed assets                                13,850          46,128         131,240
 Net change in non-cash working capital
   balances related to operations [note 18]                873,295        (691,102)       (603,105)
---------------------------------------------------------------------------------------------------
 CASH USED IN OPERATING ACTIVITIES                      (5,382,465)     (2,374,820)     (2,125,533)
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Proceeds on sale of fixed assets                            6,000           4,000              --
Purchase of marketable securities                       42,500,000              --              --
 Additions to fixed assets                                (192,281)       (164,716)        (24,151)
 Additions to patents and trademarks                       (28,990)        (15,064)         (6,894)
Acquisition costs                                         (768,808)             --              --
Cash acquired on the acquisition OccuLogix, L.P.            55,923              --              --
---------------------------------------------------------------------------------------------------
 CASH USED IN INVESTING ACTIVITIES                     (43,428,156)       (175,780)        (31,045)
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Increase in long-term convertible
  debentures [note 12]                                   4,350,000       2,650,000              --
 Increase in convertible debentures due
  to stockholders                                               --              --       1,492,500
 Repayment of long-term debt                                    --         (25,000)             --
 Share issuance costs                                   (7,770,075)        (18,985)       (725,941)
 Debt issuance costs                                            --         (24,796)             --
 Proceeds from exercise of common
  stock options and warrants
  [notes 17[f] and [g]]                                    263,900         604,092              --
 Proceeds from exercise of Series A
  convertible preferred stock warrants [note 17[g]]      1,060,180              --              --
 Proceeds from sale of Series B
  convertible preferred stock [note 17[d][ii]]                  --              --       2,000,000
Proceeds from issuance of common stock [note 17[e]]     67,200,000              --              --
---------------------------------------------------------------------------------------------------
 CASH PROVIDED BY FINANCING ACTIVITIES                  65,104,005       3,185,311       2,766,559
---------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS
  DURING THE YEAR                                       16,293,384         634,711         609,981

 Cash (bank indebtedness), beginning of year             1,237,168         602,457          (7,524)
---------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENT, END OF YEAR                  17,530,552       1,237,168         602,457
===================================================================================================

See accompanying notes

1. NATURE OF OPERATIONS

OccuLogix,  Inc. [formerly Vascular Sciences  Corporation] and its subsidiaries:
OccuLogix Holdings, Inc., OccuLogix ExchangeCo ULC, OccuLogix, L.P. and OccuLogix U.S. LLC. [collectively the "Company"], is an ophthalmic therapeutic company founded to commercialize innovative treatments for eye diseases, including age-related macular degeneration, or AMD. The RHEO(TM) System contains a pump that circulates blood through two filters and is used to perform Rheopheresis, a form of apheresis, which the Company refers to under the trade name RHEO(TM) Therapy, which is designed to treat Dry AMD. The RHEO(TM) System is designed to improve microcirculation in the eye by filtering high molecular weight proteins and other macromolecules from the patient's plasma.

The Company owns and/or has licensed certain patents relating to the RHEO(TM) System and has the exclusive right to develop and sell the equipment which comprises the RHEO(TM) System in the North American markets.

The Company began limited commercialization of the RHEO(TM) System at some clinics in Canada in 2003. The Company is currently conducting a clinical trial, called MIRA-1, which, if successful, is expected to support its application with the U.S. Food and Drug Administration ["FDA"] to obtain approval to market the RHEO(TM) System in the United States.

The Company licensed its right to develop and sell the RHEO System to OccuLogix, L.P. [the "Partnership"] in exchange for a 50% interest in the Partnership [note 8]. The other 50% interest in the Partnership was owned by TLC Vision Corporation ["TLC Vision"], who is a significant stockholder of the Company. On December 8, 2004, as part of the reorganization transactions [note 17[b]], the Company purchased TLC Vision's 50% interest in the Partnership and the results of the Partnership's operations have been included in the consolidated financial statements since that date.

2. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States of America ["U.S. GAAP"].

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue recognition

The Company recognizes revenue from the sale of the RHEO(TM) System, which is comprised of OctoNova pumps and the related disposable treatment sets. The Company receives a signed, binding purchase order from its customers. The pricing is a negotiated amount between the Company and its customers.

The Company has the obligation to train, if required, and calibrate the OctoNova pumps delivered to its customers. Only upon the completion of these services does the Company recognize revenue for the pumps. The Company is also responsible for providing a one year warranty period supplementary to that offered by the manufacturer and the estimated cost of providing this service is accrued at the time revenue is recognized. The treatment sets do not require any additional servicing and revenue is recognized upon passage of title. All related costs of revenue are accrued for by the Company.

Cost of sales

Cost of goods sold consists primarily of costs for the purchase of the Company's products, including direct costs incurred for the purchase of component parts from its suppliers, applicable freight and shipping costs and fees related to warehousing. In addition to these direct costs, included in the cost of sales that are only recoverable based on sufficient volume are the minimum royalty payments due to Mr. Hans Stock and Dr. Richard Brunner and licensing costs associated with distributing the RHEO(TM) System in Canada.

Cash and cash equivalents

Cash and cash equivalents comprise cash on hand and highly liquid short-term investments with original maturities of 90 days or less at the date of purchase. As at December 31, 2004, the Company had cash equivalents of approximately $16,900,000, comprised primarily of money market funds with a weighted average effective rate of 1.8%.

Marketable Securities

Marketable securities are classified as "available-for-sale" and are carried at market value with unrealized gains and losses reported as other comprehensive income or loss which is a separate component of stockholders' deficit.

Available for sale investments consist primiarly of corporate notes, federal agency notes and municipal notes.

As at December 31, 2004, the Company's available for sale investments all had original maturity of less than 90 days and comprised of the following:

                                                                 Cost
                                                                   $
                                                                  ---
Corporate notes......................................         24,000,000
Federal agency notes.................................          7,500,000
Municipal notes......................................         11,000,000
------------------------------------------------------------------------
                                                              42,500,000
                                                              ==========
========================================================================

The fair value of the Company's available for sale investments approximates the carrying value given the short-term nature.

Inventory

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis.

The Company receives free inventory from Asahi Medical Co., Ltd. ["Asahi Medical"] for the purpose of the MIRA-1 and related clinical studies. The Company accounts for this inventory at a value equivalent to the cost the Company pays for the same filters purchased for commercial sales unrelated third parties.

Fair value of financial instruments

Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair values of cash and cash equivalents, due from related parties, amounts receivable, accounts payable, accrued liabilities, due to stockholders and convertible debentures due to stockholders approximate their carrying values due to the short-term maturities of these instruments.

Fixed assets

Fixed assets are recorded at cost less accumulated amortization. Amortization is calculated using the straight-line method, commencing when the assets become available for productive use, based on the following estimated useful lives:

Furniture and office equipment                         7 years
Computer equipment                                     3 years
Medical equipment                                      5 years


Impairment of long-lived assets

The Company reviews its fixed assets and intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. In the event the undiscounted cash flows are less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value is charged to operations.

Investments

Investments are accounted for using the equity method if the Company has significant influence, but not control, over an investee. Accordingly, prior to the purchase of TLC Vision's 50% interest in the Partnership, the Company, through its wholly-owned subsidiary OccuLogix Holdings, Inc. ("OHI") which owned a 50% interest in the Partnership, recorded its share of loss from the Partnership using the equity method. Subsequent to the purchase of the remaining 50% interest in the Partnership, the Company commenced consolidating the Partnership's results effective December 9, 2004.

Patents and trademarks

Patents and trademarks have been recorded at historical cost and are amortized using the straight-line method over their estimated useful lives, not to exceed 15 years.

Goodwill

Effective January 1, 2002, goodwill is no longer amortized and is subject to an annual impairment test. Goodwill impairment is evaluated between annual tests upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of a reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the fair value of the reporting unit's goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. The fair value of goodwill is determined using the estimated discounted future cash flows of the reporting unit.

Intangible asset

The intangible asset is comprised of the exclusive distribution agreements the Company has with Asahi Medical, the manufacturer of the Rheofilter and the Plasmaflo filter, and Diamed Medizintechnik GmbH ["Diamed"] and MeSys Gmbh, the designer and manufacturer, respectively, of the OctoNova pumps. The intangible asset is amortized using the straight-line method over an estimated useful life of 15 years.

Foreign currency translation

The Company's functional and reporting currency is the U.S. dollar. The assets and liabilities of the Company's Canadian operations are maintained in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet dates and non-monetary assets and liabilities are translated at exchange rates in effect on the date of the transaction. Revenue and expenses are translated into U.S. dollars at average exchange rates prevailing during the year. Resulting exchange gains and losses are included in net loss for the year and are not material in any of the years presented.

Clinical and regulatory costs

Clinical and regulatory costs attributable to the performance of contract services are recognized as the services are performed. Non-refundable, up-front fees paid in connection with these contracted services are deferred and recognized as an expense on a straight-line basis over the estimated term of the related contract.

Income taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes at the applicable enacted statutory tax rates. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

Stock-based compensation

The Company follows SFAS No. 123 "Accounting for Stock-Based Compensation," ["SFAS No. 123"]. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board

Opinion No. 25, "Accounting for Stock Issued to Employees" ["APB 25"] but disclose the pro forma effects on net loss had the fair value of the options been expensed. The Company has elected to apply APB 25 in accounting for employee stock option incentive plan [note 17[f]]. The intrinsic value is amortized over the vesting period.

The following table illustrates the pro forma net loss and pro forma loss per share as if the fair value method had been applied to all awards:

                                                           Years ended December 31,
                                                       ----------------------------------
                                                       2004           2003           2002

                                                        $              $              $
------------------------------------------------------------------------------------------
 Net loss, as reported                          (21,818,873)    (2,469,888)    (2,881,597)
 Adjustment for APB 25 [note 17[f]]              15,392,323        513,077             --
 Adjustment for SFAS No. 123                    (15,673,031)      (539,012)       (96,412)
------------------------------------------------------------------------------------------
 Pro forma net loss                             (22,099,581)    (2,495,823)    (2,978,009)
==========================================================================================

Pro forma loss per share - basic and diluted          (3.00)         (0.63)         (0.80)
==========================================================================================

Pursuant to SFAS No. 123, the weighted average fair values of employee stock options granted during the years ended December 31, 2004, 2003 and 2002 were $6.96, $11.91 and $0.77, respectively. The estimated fair value was determined using the following assumptions:

                                      Years ended December 31,
                               ----------------------------------------
                                 2004           2003           2002
-----------------------------------------------------------------------
Volatility                        89.1%           75.0%           83.0%
Expected life of option        3.0 yrs         4.1 yrs         8.9 yrs
Risk-free interest rate           3.21%           2.15%           4.95%
=======================================================================

The assumed dividend yield for all years presented is nil.

Net loss per share

The Company follows SFAS No. 128, ""Earnings Per Share" ["SFAS No. 128"]. In accordance with SFAS No. 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the statement of income. Basic EPS excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS.

The following table presents the potentially dilutive effects of outstanding securities:

                                                                 Years ended December 31,
                                                             -------------------------------
                                                             2004          2003         2002

                                                               $             $            $
-----------------------------------------------------------------------------------------------
Weighted average number of shares
  outstanding - basic                                       7,369,827    3,976,921    3,735,062
 Effect of dilutive securities:
  Convertible debentures                                           --    1,179,310      874,385
  Convertible Preferred Stock                                      --    3,986,106    1,613,575
  Warrants                                                         --      960,145      674,359
  Stock options                                             1,498,950      910,920           --
-----------------------------------------------------------------------------------------------
 Weighted average number of shares outstanding - diluted    8,868,777   11,013,402    6,897,381
===============================================================================================

Potentially dilutive securities have not been used in the calculation of diluted net loss per share as they are anti-dilutive.

Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ["SFAS No. 151"]. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be excluded from the cost of inventory and expensed as incurred. Additionally, SFAS No. 151 requires that the allocation of fixed overheads be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ["SFAS No. 123R"], which revises SFAS No. 123 and supercedes APB No.
25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate option-pricing model to be used for valuing share-based payments and the transition method to be used at date of adoption. The transition alternatives are the modified-prospective and modified-retrospective methods. Both of these methods require that compensation expense be recorded for all share-based payments granted, modified or settled after the date of adoption and for all unvested stock options at the date of adoption; however, under the modified-retrospective method, prior periods are restated by recognizing compensation cost in amounts previously reported in the pro forma note disclosures under SFAS No. 123. Prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R is effective beginning with the first interim or annual period after June 15, 2005. Accordingly, the Company is required to adopt SFAS No. 123R beginning July 1, 2005. The Company is currently evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ["SFAS No. 153"]. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have on its consolidated results of operations and financial position but does not expect it to have a material impact.

3. ACQUISITIONS

On December 8, 2004, as part of the reorganization transactions [note 17[b]], the Company acquired TLC Vision's 50% interest in the Partnership in exchange for the issuance to TLC Vision of 19,070,234 shares of its common stock. The stock consideration was valued based on the Company's initial offering share price of $12.00 per share. The results of the Partnership's operations have been included in the consolidated financial statements since that date.

The purchase price of the acquisition consists of 19,070,234 shares of common stock of the Company valued at $228,842,808, plus acquisition costs of $768,808 for a total acquisition cost of $229,611,616. The purchase price has been allocated as follows:

                                  $
--------------------------------------
Net tangible assets            (8,328)
Deferred tax liability     (9,527,500)
Intangible asset           25,750,000
--------------------------------------
                           16,214,172

Goodwill                  213,397,444
--------------------------------------
                          229,611,616
======================================

If the acquisition of TLC Vision's 50% share of the Partnership had been completed by January 1 2003, the unaudited pro forma effects on the consolidated statements of operations for the years ended December 31, 2004 and 2003 would have been to decrease revenue by $166,634 and increase revenue by $95,915, respectively. The unaudited net loss for the years ended December 31, 2004 and 2003 would have increased by $1,008,371 and $26,573, respectively. As a result of the impact of the above pro forma changes to net loss, combined with the dilutive effect from the increased number of shares, the unaudited net loss per share for the years ended December 31, 2004 and 2003 would have been reduced by $2.06 and $0.51 per share, respectively.

The above unaudited pro forma information is presented for information purposes only and may not be indicative of the results of operations as they would have been if the acquisition had occurred on January 1, 2003, nor is it necessarily indicative of the results of operations which may occur in the future.

4. FIXED ASSETS

                                             2004                     2003
                                     ---------------------    --------------------
                                              Accumulated             Accumulated
                                     Cost     amortization     Cost   amortization

                                       $            $            $            $
----------------------------------------------------------------------------------
Furniture and office equipment       34,828       20,024       28,229       15,597
Computer equipment                   52,654       20,675       27,864       13,930
Medical equipment                   764,071      443,265      590,080      425,415
----------------------------------------------------------------------------------
                                    851,553      483,964      646,173      454,942

Less accumulated amortization       483,964                   454,942
----------------------------------------------------------------------------------
                                    367,589                   191,231
==================================================================================

The Company has recorded a reduction of the carrying value of fixed assets for the year ended December 31, 2004 of $13,850 [2003 - $46,128; 2002 - $131,240],
of which, $12,640 [2003 - $26,840; 2002 - nil] reflects a write down of certain of the Company's medical equipment to a value at December 31, 2004 of nil. The assets written down do not represent the most current technology available and are no longer being used in the MIRA-1 clinical trials and the Company has made the decision to write down these assets to their fair value and intends to evaluate the best disposal option. In addition to the write down of medical equipment, the carrying values of certain furniture and office equipment were reduced in 2004 to current value. This was in addition to a reduction in the carrying values of these same assets in prior years.

5. PATENTS AND TRADEMARKS

                                        2004                2003
                                --------------------  ----------------
                                        Accumulated          Accumulated
                                  Cost  amortization  Cost   amortization

                                   $          $        $         $
---------------------------------------------------------------------
Patents                          87,859     6,777    60,991     2,711
Trademarks                       27,608     4,036    25,486     2,622
---------------------------------------------------------------------
                                115,467    10,813    86,477     5,333

Less accumulated amortization    10,813               5,333
---------------------------------------------------------------------
                                104,654              81,144
=====================================================================

Estimated amortization expense for patents and trademarks for each of the next five years are as follows:

           Patents    Trademarks      Total
             $            $            $
-------------------------------------------
2005        4,066        1,476        5,542
2006        4,066        1,476        5,542
2007        4,066        1,476        5,542
2008        4,066        1,476        5,542
2009        4,066        1,476        5,542
-------------------------------------------
           20,330        7,380       27,710
===========================================

6. INTANGIBLE ASSET

The Company's intangible asset consists of the exclusive distribution agreements the Company has with Asahi Medical, manufacturer of the Rheofilter and the Plasmaflo filter, and Diamed and MeSys GmbH, the designer and manufacturer, respectively, of the OctoNova pumps. The distribution agreements are amortized using the straight-line method over an estimated useful life of 15 years. Amortization expense was $106,138 for the year ended December 31, 2004 [2003 and 2002 - nil].

Estimated amortization expense for the intangible asset for each of the next five years is as follows:

            $
-----------------
2005    1,716,667
2006    1,716,667
2007    1,716,667
2008    1,716,667
2009    1,716,667
=================

The intangible asset was valued using the cost approach methodology as part of the Reorganization process [note 17[b]]. The cost approach is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction cost. The cost to replace the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the time of the appraisal. To arrive at the estimated fair value using the cost approach, the replacement cost is determined and reduced for amortization of the asset.

The Company determined that, as at December 31, 2004, there have been no significant changes in the methods used to determine the fair market value of the intangible asset using the cost approach. Therefore, no impairment charge should be recorded during the year ended December 31, 2004.

7. GOODWILL

The Company follows SFAS No. 142, which requires that goodwill not be amortized but instead be tested for impairment at least annually and more frequently if circumstances indicate possible impairment.

The Company's goodwill amount is as follows:

                                         $
-----------------------------------------------
Balance, December 31, 2003                   --
Acquired during the year [note 3]   213,397,444
-----------------------------------------------
Balance, December 31, 2004          213,397,444
===============================================

The Company will perform its annual impairment test on its acquired goodwill on October 1st of each year.

8. INVESTMENT IN LIMITED PARTNERSHIP

On July 25, 2002, the Partnership was formed by an agreement between OHI, TLC Apheresis, L.P. ("Apheresis L.P."), a wholly-owned subsidiary of TLC Vision, and OccuLogix Management, Inc. ("General Partner") for the purpose of pursuing commercial applications of technologies owned or licensed by the Company applicable to the evaluation, diagnosis, monitoring and treatment of Dry AMD. The Company has an agreement with the Partnership appointing the Partnership as the sole distributor of the RHEO(TM) System and its component parts in North America, the Caribbean and Israel. Pricing is reviewed quarterly and adjusted as required for future sales. Each of OHI and Apheresis L.P. directly or indirectly own a 50% interest in the Partnership and the General Partner; in exchange for the 50% interest each of the partners contributed certain assets which were recorded at fair value which were nominal.

The Company did not consolidate the Partnership's results for the years ended December 31, 2003 and 2002, as TLC Vision's effective interest in the Partnership is greater than 50% due to its direct ownership and indirect ownership through the Company. Accordingly, the Partnership was consolidated by TLC Vision. In addition, the Partnership's management was primarily comprised of TLC Vision's representatives and TLC Vision had disproportionately funded the activity of the Partnership.

The amount reported represents the Company's proportionate share of the Partnership's cumulative earnings to date on an equity basis.

The Company did not recognize in the consolidated statements of operations its 50% interest in the net loss of the Partnership for the years ended December 31, 2003 and 2002, as the net loss of the Partnership exceeded the net investment of the Company.

On December 8, 2004, as part of the reorganization transactions [note 17[b]], the Company purchased TLC Vision's 50% interest in the Partnership and the results of the Partnership's operations have been included in the consolidated financial statements since that date.

9. RENT INDUCEMENT

Deferred rent represents the benefit of operating lease inducements of $5,557, net, which is being amortized on a straight-line basis over the related term of the lease.

10. DEFERRED REVENUE

Deferred revenue includes the the sale of six pumps to RHEO Therapeutics, Inc. for $187,200. Also included in deferred revenue is the balance of the advance payment received from RHEO Therapeutics, Inc. for the purchase of 660 treatment sets, of which the total amount received was $495,000. The 252 treatment sets, at a total purchase price of $202,230 [plus applicable taxes] had been delivered to the customer and is included in the revenue reported in the consolidated statements of operations for the year ended December 31, 2004.

11. DUE TO STOCKHOLDERS

                                                   December 31,
                                                   ------------
                                              2004           2003
                                               $              $
------------------------------------------------------------------
Due to
Asahi Medical Co., Ltd.                          --        502,083
Hans K. Stock, stockholder [note 13]             --        500,000
TLC Vision Corporation [note 13]            473,929             --
Other stockholders [note 13]                 42,827         41,782
------------------------------------------------------------------
                                            516,756      1,043,865
==================================================================

On February 28, 2001, the Company issued a secured promissory note to Asahi Medical in the principal amount of $1,000,000 [the "Asahi Medical Note"]. The Asahi Medical Note had an annual interest rate of 8.5% and was originally due on November 30, 2001. The terms of the Asahi Medical Note were amended twice in each of the subsequent years to extend the maturity date to November 30, 2003 and 2002, respectively. On November 30, 2003, the Company and Asahi Medical agreed to convert $500,000 of the principal of the Asahi Medical Note to 507,604 shares of common stock at a price of $0.98502 per share [note 17[c]]. All accrued interest was paid. The remaining $500,000 matured on November 30, 2004 and had an annual interest rate of 5.0%, which was payable in arrears on maturity. On December 22, 2004, the Company paid $523,918 to Asahi Medical as repayment of the balance of the principal amount of the Asahi Medical Note, together with accrued interest thereon.

On February 11, 1997, Apheresis Technologies, Inc. ["Old ATI"] entered into an agreement with an entity controlled by a stockholder to pay that entity $1,000,000 for the purpose of supporting the conduct of research and gathering of clinical data in Germany by that entity. This amount has been expensed in previous years. On May 20, 1998, the Company agreed to assume the obligation to make this payment. Payments of $250,000 were made in each of December 1997 and June 1999. The balance of $500,000 remained unpaid as at December 31, 2003. The balance was unsecured, due on demand and no interest was payable on the outstanding balance. On December 22, 2004, the Company paid the balance of $500,000 to Hans Stock, the stockholder who controls the entity.

The balance owing to TLC Vision of $473,929 is included in general and administrative expenses and is related to computer and administrative support provided by TLC Vision, all of which is accrued at December 31, 2004 and which has been expensed.

12. CONVERTIBLE DEBENTURES DUE TO STOCKHOLDERS

On June 25, 2003, the Company entered into agreements with TLC Vision and Diamed
to  issue  grid  debentures  in  the  maximum  aggregate   principal  amount  of

$12,000,000. $7,000,000 of the aggregate principal amount is convertible into shares of common stock of the Company at a price of $0.98502 per share, and $5,000,000 of the aggregate principal amount is non-convertible.

Advances, which were at the option of TLC Vision and Diamed, under the convertible portion of the grid debentures were non-interest bearing and were due six months following demand notice by the debenture holder.

Advances under the non-convertible portion of the grid debentures had an annual interest rate of 10% per annum, with interest payments due monthly in arrears. Advances under the non-convertible portion of the grid debentures were due at the earlier of: [a] six months following demand notice by the debenture holder; [b] 60 days following the date the Company has received FDA approval of the technology described in note 1; and [c] two business days following the date of closing of any debt financing of at least $5,000,000. No advances under the non-convertible portion of the grid debentures were to be made until the maximum amount of advances under the convertible portion of grid debentures had been received.

During the years ended December 31, 2004 and 2003, the Company issued an aggregate of $4,350,000 and $2,650,000, respectively, under the convertible portion of the grid debentures. On December 8, 2004, as part of the reorganization transactions [note 17[b]], the Company issued 7,106,454 shares of common stock to TLC Vision and Diamed, upon conversion of $7,000,000 of aggregate principal amount of convertible debentures at a conversion price of $0.98502 per share.

13. RELATED PARTY TRANSACTIONS

The following are the Company's related party transactions in addition to those disclosed in notes 1, 8, 11, 12 and 16:

                                     December 31,
                                     ------------
                                   2004      2003
                                    $        $
-------------------------------------------------
Due (to) from OccuLogix, L.P.        --    15,028
Diamed Medizintechnik GmbH           --     2,433
RHEO Clinic Inc.                  8,226    (3,387)
-------------------------------------------------
                                  8,226    14,074
=================================================

The Partnership's primary customer is RHEO Clinic Inc., a subsidiary of TLC Vision, for which the Partnership has reported revenues of $401,236, $459,730 and nil for the years ended December 31, 2004, 2003 and 2002, respectively. RHEO Clinic Inc. uses the RHEO(TM) System to treat patients for which it charges its customers [the patients] a per-treatment fee.

TLC Vision and Diamed

As discussed in note 12, on June 25, 2003, TLC Vision and Diamed agreed to invest a total of $12,000,000 in the Company on an equal basis in connection with the funding of the Company's MIRA-1 and related clinical trials. Collectively, as at December 31 2004, the two companies control a combined 57.9% of the equity interest in the Company on a fully diluted basis.

The Company is economically dependent on Diamed to control the supply of the OctoNova pumps used in the RHEO(TM) System. The Company believes that the OctoNova pumps are a critical component in the RHEO(TM) System.

As discussed in note 11, on February 11, 1997, Old ATI entered into an agreement with the Stock Foundation ("the Foundation") to pay $1,000,000 for the purpose of supporting the Foundation's conduct of research and gathering of clinical data in Germany. On May 20, 1998, the Company agreed to assume the obligation to make this payment. Payments of $250,000 were made in each of December 1997 and June 1999. The balance of $500,000 remained unpaid as at December 31, 2003. The balance was unsecured, due on demand and no interest was payable on the outstanding balance. On December 22, 2004, the Company paid the balance of $500,000 to Hans Stock, the stockholder who controls the Foundation.

The balance owing to TLC Vision of $473,929 is included in general and administrative expenses and is related to computer and administrative support provided by TLC Vision, all of which is accrued at December 31, 2004 and which has been expensed.

Asahi Medical Co., Ltd. [note 11]

The Company is party to a distributorship agreement with Asahi Medical pursuant to which Asahi Medical supplies the filter products used in the RHEO(TM) System.

The Company is economically dependent on Asahi Medical to continuously provide filters and believes that the filter products provided by Asahi Medical are a critical component in the RHEO(TM) System. In the event the Company is not able to obtain regulatory approval for the RHEO(TM) System from the FDA and other necessary approvals in the territories for which the Company has distribution rights by the end of December 2006, Asahi Medical can terminate the distributorship agreement.

On February 28, 2001, the Company issued the Asahi Medical Note to Asahi Medical in the amount of $1,000,000 [note 11], of which $500,000 was repaid in cash and $500,000 converted into common stock of the Company.

The Company receives free inventory from Asahi Medical for the purpose of the MIRA-1 and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company pays for the same filters for commercial sales to the Partnership. The value of the free inventory received was $146,905 and $66,300 for the years ended December 31, 2004 and 2003, respectively.

Apheresis Technologies, Inc. and other related party acquisitions

On September 13, 2000, the Company acquired 100% of the issued and outstanding shares of Old ATI for consideration of $100 cash. Old ATI was a distributor of Plasmaflo filters and related products in North America. Prior to and at the time of the acquisition, the Company and Old ATI were related parties as a result of the significant influence exercisable by officers and directors common to both companies. Accordingly, the acquisition has been recorded at the historical cost of Old ATI, under the continuity of interest basis of accounting. Subsequent to the acquisition, the Company and Old ATI merged. In 2002, the Company reorganized its assets, such that the net assets of Old ATI were spun-out into a new separate corporation, Apheresis Technologies, Inc. ["New ATI"].

Mr. Hans Stock [see note 11]

On February 21, 2002, the Company entered into an agreement with Mr. Stock as a result of his assistance in procuring a distributor agreement for the filter products used in the RHEO(TM) System from Asahi Medical. Mr. Stock agreed to further assist the Company in procuring new product lines from Asahi Medical for marketing and distribution by the Company. The agreement will remain effective for a term consistent with the term of the distributorship agreement with Asahi Medical and Mr. Stock will receive a 5% royalty payment on the purchase of the filters from Asahi Medical.

On June 25, 2002, the Company entered into a consulting agreement with Mr. Stock for the purpose of procuring a patent license for the extracorporeal applications in ophthalmic diseases for that period of time in which the patent was effective. Mr. Stock was entitled to 1.0% of total net revenue from the Company's commercial sales of products sold in reliance and dependence upon the validity of the patent's claims and rights in the United States. The Company agreed to make advance consulting payments to Mr. Stock of $50,000 annually, payable on a quarterly basis, to be credited against any and all future consulting payments payable in accordance with this agreement. Due to the uncertainty of future royalty payment requirements, all required payments to date have been expensed.

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totalling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock which provided for a royalty payment of 1% of product sales [note 11].

New Apheresis Technologies, Inc.

On May 1, 2002, the Company entered into an exclusive distribution services agreement with New ATI, a company controlled by certain stockholders of the Company pursuant to which the Company pays New ATI 5% of the Company's cost of components of the RHEO System. Under this agreement, New ATI is the exclusive provider of warehousing, order fulfillment, shipping, billing services and customer service related to shipping and billing to the Company.

On July 30, 2004, the Company amended its distribution services agreement with New ATI such that the Company would have the sole discretion as to when the agreement would terminate. In consideration of this amendment, the Company agreed to pay New ATI $100,000 on the successful completion of the initial public offering. Included in accrued liabilities as at December 31, 2004 is $100,000 due to New ATI. [note 22]

Other

On June 25, 2003, the Company entered into a reimbursement agreement with New ATI, pursuant to which employees of New ATI provide services to the Company and New ATI is reimbursed for the applicable percentage of time the employees spend working for the Company. These employees of New ATI participate in the Company's bonus plan. During the year ended December 31, 2004 and during the period between June 25, 2003 and December 31, 2003, the Company paid New ATI $188,262 and $78,695, respectively. Included in accounts payable as at December 31, 2004 and 2003 are $28,721 and $3,961, respectively, due to New ATI.

During the period between January 1, 2004 and November 30, 2004 and the period between November 1, 2003 and December 31, 2003, the Company paid $4,515 and $826, respectively, to a subsidiary of TLC Vision for office space. These amounts are expensed in the period incurred and paid monthly.

Effective January 1, 2004, the Company entered into a rental agreement with a related party whereby the Company will lease space from New ATI at $2,745 per month. The term of the lease extends to December 31, 2005 [note 11]. For the year ended December 31, 2004 and the four months ended December 31, 2003, the Company paid the related party $32,940 and $5,580, respectively. Amounts are paid monthly.

Effective June 25, 2003, Elias Vamvakas, the Chairman of TLC Vision, became the Chairman and Secretary of both the Company and the General Partner of the Partnership. 500,000 options issued to Mr. Vamvakas in December 2003 were accounted for in accordance with APB 25. The Company estimated the intrinsic value of these options granted to Mr. Vamvakas to be approximately $5,880,000. Management estimated the fair value of the underlying common stock based on management's estimate of the Company's value. The intrinsic value of the options is being amortized over the vesting period. However, upon the successful completion of the Company's initial public offering, the options vested immediately, therefore any unvested compensation expense was expensed immediately. The impact of this stock compensation expense for the years ended December 31, 2004 and 2003 was $5,690,323 and $189,677, respectively.

During the period from August 1, 2003 to December 31, 2003, the Company charged $9,897 to the Partnership for clinical and management services. Included in due from related parties as at December 31, 2003 is $9,897 due from the Partnership.

In addition, the Company entered into a consultancy and non-competition agreement on July 1, 2003 with a related party, which requires the Company to pay a fee of $5,000 per month. This resulted in a consulting expense for the years ended December 31, 2004 and 2003 of $60,000 and $30,000, respectively. For the year ended December 31, 2003, the related party agreed to forego the payment of $75,250 due to him in exchange for options to purchase 20,926 shares of common stock of the Company at an exercise price of $0.13. The related party also agreed to the repayment of $150,500 due to him at $7,500 per month. Included in accounts payable as at December 31, 2004 and December 31, 2003 are $15,500 and $105,500, respectively, due to the related party.

On September 29, 2004, the Partnership, the Company's wholly-owned subsidiary, signed a product purchase agreement with Rheo Therapeutics Inc. for the purchase of 8,004 treatment sets from the Partnership over the period from October 2004 to December 2005, a transaction valued at $6,003,000, after introductory rebates. Subject to availability, the purchaser may order up to an additional 2,000 treatment sets. Dr. Machat, who is an investor in and one of the directors of Rheo Therapeutics Inc., was a co-founder and former director of TLC Vision. As at December 31, 2004, the Partnership had received a total of $557,400 from Rheo Therapeutics Inc. for the purchase of 660 treatment sets and 2 pumps. Included in amounts receivable as at December 31, 2004 is $322,920 due from Rheo Therapeutics Inc. for the purchase of 9 additional pumps on which Rheo Therapeutics Inc. has negotiated payment terms extending the payment period to June 2005.

14. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                               December 31,
                                               ------------
                                          2004           2003
                                           $              $
---------------------------------------------------------------
Deferred tax assets

Intangibles                                  --              --
Fixed assets                              3,754              --
Stock options                         5,565,688         182,820
Accruals and other                       60,914           6,592
Foreign tax credit                       15,500              --
Net operating loss carryforwards     10,448,101       8,177,058
---------------------------------------------------------------
                                     16,093,957       8,366,470

Valuation allowance                 (16,093,957)     (8,366,470)
---------------------------------------------------------------
Deferred tax asset                           --              --
===============================================================

                                                December 31,
                                                ------------
                                           2004           2003
                                            $              $
----------------------------------------------------------------

Deferred tax liabilities
Intangibles (other than goodwill)     (9,488,229)             --
----------------------------------------------------------------
Deferred tax liability                (9,488,229)             --
================================================================

The following is a reconciliation of the recovery of income taxes between those that are expected, based on substantively enacted tax rates and laws, to those currently reported:

                                                                     Years ended December 31,
                                                                     ------------------------
                                                               2004            2003            2002
                                                                $               $               $
----------------------------------------------------------------------------------------------------
 Net loss for the year before income taxes              (21,803,373)     (2,469,888)     (2,881,597)
====================================================================================================
 Expected recovery of income taxes [tax rate of 37%]     (8,067,250)       (913,859)     (1,066,191)
 Stock-based compensation                                   312,292           7,018              --
Non-deductible interest expense relating
   to warrants                                                   --              --         166,877
Return to provision                                              --           8,957              --
 Non-deductible expenses                                      3,700           2,442           1,984
Change in valuation allowance                             7,727,487         895,442         897,330
----------------------------------------------------------------------------------------------------
 Recovery of income taxes                                   (23,771)             --              --
====================================================================================================

The Company and its subsidiaries have current and prior year losses available to reduce taxable income and taxes payable in future years and, if not utilized, will expire as follows:

                                      $
-------------------------------------------
                        2017      3,466,935
                        2018      4,500,400
                        2019      1,893,700
                        2020      4,488,361
                        2021      3,356,992
                        2022      2,497,602
                        2023      1,896,167
                        2024      6,137,952
===========================================

15. ACCRUED LIABILITIES

                                                                    December 31,
                                                                    ------------
                                                               2004           2003
                                                                $              $
-----------------------------------------------------------------------------------
Due to professionals                                         190,762        120,000
Due to MIRA-1 clinical trial sites                           571,078         47,172
Due to MIRA-1 clinical trial specialists                     526,848             --
Due to ATI [notes 13 and 22]                                 100,000             --
Due to employees and directors                                79,329             --
Sales tax and capital tax payable                             85,472             --
Legal and professional fees assoicated with
   initial public offering and related reorganization      1,041,151             --

Miscellaneous                                                196,651         78,409
-----------------------------------------------------------------------------------
                                                           2,791,291        245,581
===================================================================================

16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space from a related party [note 13] under a lease agreement expiring December 31, 2005. The Company may terminate the lease with three months' notice and may also renew the lease for one additional year. The future minimum obligation under the lease is $32,940 for 2005.

Rent paid amounted to $32,940, $5,580 and nil for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company also leases office space from an unrelated party under a lease agreement expiring January 29, 2006. The future minimum obligation under the lease is Cdn $79,131 for 2005. Rent paid was Cdn $13,189, nil and nil for the years ended December 31, 2004, 2003 and 2002, respectively.

In May and June 2002, the Company entered into two separate agreements with Dr. Richard Brunner and Mr. Stock, respectively, to obtain the exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totalling 1.5% of product sales. The Company is required to make minimum advance quarterly royalty payments of $25,000 and amounts credited against future royalty payments to be made in accordance with the agreements. These agreements may be terminated by the Company upon the first of:

[a]   all patents of the patent rights expire, which is June 2017;

[b]   all patent claims of the patent rights are invalidated; or

[c] the introduction of a similar competing technology deployed in the United States which could not be deterred by enforcement of the patent.

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totalling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock, which provided for a royalty payment of 1% of product sales. This agreement effectively increases the total royalty payments required to be made in respect of U.S. Patent No. 6,245,038 to 2% of product sales [note 13].

Future minimum royalty payments under the agreements as at December 31, 2004 are approximately as follows:

                                                                       $
--------------------------------------------------------------------------
2005                                                               100,000
2006                                                               100,000
2007                                                               100,000
2008                                                               100,000
2009 and thereafter                                                850,000
--------------------------------------------------------------------------
                                                                 1,250,000
==========================================================================

In addition, the Company entered into a consultancy and non-competition agreement on July 1, 2003 with a related party [note 13], which requires the Company to pay a fee of $5,000 per month. The agreement expires on December 31, 2005. The monthly fee is fixed regardless of actual time incurred by the consultant in performance of the services rendered to the Company. The agreement allows either party to convert the payment arrangement to a fee of $2,500 daily. In the event of such conversion, the consultant shall provide services on a daily basis as required by the Company, and will invoice the Company for the total number of days services were provided in that month.

The  future  minimum  obligation  under  the  consultancy  and   non-competition
agreement for 2005 is $60,000.

On July 22, 2004, the Company placed a purchase order with Asahi Medical for 9,600 filter sets [each filter set consists of one Plasmaflo filter and one Rheofilter] representing a total commitment of $2,736,000. As at December 31 2004, a total payment of $410,400 has been made to Asahi Medical on the above purchase order for 1,440 filter sets, all of which have been received as at December 31, 2004.

Contingencies

During the ordinary course of business activities, the Company may be contingently liable for litigation and a party to claims. Management believes that adequate provisions have been made in the accounts where required. Although it is not possible to estimate the extent of potential costs and losses, if any, management believes that the ultimate resolution of any such contingencies will not have a material adverse effect on the financial position and results of operations of the Company.

Pursuant  to the terms of the  distribution  agreement  with MeSys  GmbH,  dated
January 1, 2002, the Company undertook a commitment to purchase a minimum of twenty-five OctoNova pumps yearly beginning after FDA approval of the RHEO(TM) System, representing an annual commitment of $538,000.

In July 2004, the Company placed a purchase order with Asahi Medical for 9,600 filter sets [each filter set consists of one Plasmaflo filter and one

Rheofilter], representing a total commitment of $2,736,000. As at December 31 2004, a total payment of $410,400 has been made to Asahi Medical on the above purchase order for 1,440 filter sets, all of which have been received as at December 31, 2004.

Pursuant to the terms of the distribution agreement with Asahi Medical, dated January 1, 2002, the Company undertook a commitment to purchase a minimum of 9,000, 15,000, and 22,500 each of Plasmaflo filters and Rheofilters in years 1, 2 and 3, respectively, beginning six months after FDA approval of the RHEO(TM) System. Minimum purchase orders for the fourth year shall be determined immediately after the term of the first year by mutual consent but shall not be less than that of the previous year. This same method shall be used in subsequent years to determine future minimum purchase quantities such that minimum purchase quantities are always fixed for three years. Future minimum annual commitments after FDA approval are approximately as follows:

                                                                $
--------------------------------------------------------------------
Year 1                                                     2,565,000
Year 2                                                     4,275,000
Year 3                                                     6,412,500
====================================================================

17. CAPITAL STOCK

[a]   Authorized share capital

      The total number of authorized shares of common stock is 75,000,000. Each share of common stock has a par value of $0.001 per share. The total number of authorized shares of preferred stock is 10,000,000. Each share of preferred stock has a par value of $0.001 per share.

[b]   Reorganization

            [i] On July 18, 2002, Old OccuLogix merged with the Company, which was then a wholly-owned subsidiary of Old OccuLogix. Pursuant to the merger, the Company effected a one for four stock split of its common and convertible preferred stock pursuant to which each share of Old OccuLogix common stock outstanding immediately prior to the merger was converted into one-fourth of one fully paid and non-assessable share of the Company's common stock. Each outstanding share of Old OccuLogix Series A preferred stock was converted into one-fourth of one fully paid and non-assessable share of the Company's Series A convertible preferred stock.

                  At the effective time of the merger, each outstanding warrant and option to purchase common stock of Old OccuLogix was assumed by the Company and converted into a warrant or option to purchase common stock of the Company, with appropriate adjustments to the exercise price and number of shares for which such warrants or options were exercisable.

            [ii]  On  December  8,  2004,   the  Company   consummated   certain
                  reorganization transactions, which is collectively referred to as the "Reorganization" which consisted of the following:

                  o     4,622,605   shares  of  common  stock  issued  upon  the
                        automatic conversion of all outstanding shares of Series A and Series B convertible preferred stock;

                  o 7,106,454 shares of common stock issued to TLC Vision and Diamed upon conversion of $7,000,000 aggregate principal amount of convertible debentures held by them. The conversion price was $0.98502 per share; and

                  o 19,070,234 shares of common stock issued to TLC Vision in connection with the purchase by the Company of TLC

                        Vision's 50% interest in the Partnership. This amount includes 1,281,858 shares of common stock which was issued upon the exchange of shares of OccuLogix
                        ExchangeCo ULC, one of the Company's Canadian subsidiaries, issued for tax purposes to TLC Vision in connection with the purchase of the Partnership.

                        Following the reorganization, the Partnership's U.S. business will be carried on by OccuLogix LLC, a Delaware limited liability company that is the Company's wholly-owned, indirect subsidiary. The Partnership's will continue to carry on the Canadian business.

                        The Company believes that its value resides solely in the Partnership, to which it licensed all of the distribution and marketing rights for the RHEO(TM) System for ophthalmic indications to which it is entitled. Prior to the reorganization the Company's only profit stream came from its share of the Partnership's earnings. The Company's acquisition of TLC Vision's 50% ownership interest in OccuLogix, L.P. achieved through the Reorganization will move the earnings potential for sales of the RHEO(TM) System to the Company.

[c]   Share conversion

      On November 30, 2003, $500,000 of principal amount of the Asahi Medical Note [less issuance costs of $18,985] was converted into 507,604 shares of common stock at a conversion price of $0.98502 per share [note 11].

[d]   Convertible preferred stock

      Convertible preferred stockholders were entitled to one vote per share, on an "as-converted to common stock" basis. Each share of Series A and Series B Convertible Preferred Stock was entitled to receive a non-cumulative dividend of $0.411216 and $0.34698, respectively, prior to the payment of any dividend on common stock. Each share of Series A and Series B Convertible Preferred Stock was entitled to a liquidation preference of $4.836 and $3.5183, respectively, plus any declared but unpaid dividend before any payment could be made to holders of common stock.

      After giving effect to the anti-dilution adjustment resulting from the issuance of the June 25, 2003 related party secured grid debenture [notes 2 and 12], each share of Series A and Series B Convertible Preferred Stock was convertible into 1.678323 and 1.643683 shares of common stock, respectively, at the option of the holder. Each share of Series A and B Convertible Preferred Stock would automatically convert into shares of common stock at the conversion rate previously described if the Company obtained a firm underwriting commitment for an initial public offering. The conversion rate would be adjusted for stock dividends, stock splits and other dilutive events. Shares of Series A and B Convertible Preferred Stock would automatically convert in the event of sale of all or substantially all of the assets or capital stock of the Company.

      [i]   Series A Convertible Preferred Stock

      On July 19, 2002, the Company and the holders of its Series B convertible debentures, with a carrying value of $7,119,111 [note 12], agreed to convert such Series B convertible debentures into 1,089,172 shares of Series A convertible preferred stock immediately following the consummation of the merger as described in notes 13 and 17[b][i]. As a result of this conversion, an additional 97,243 shares of Series A Convertible Preferred Stock were issued to the holders of the Series A Convertible Preferred Stock in conjunction with anti-dilution provisions included in the terms of the respective debentures.

      [ii]  Series B convertible preferred stock

      On July 25, 2002, the Company issued 345,843 shares of Series B Convertible Preferred Stock for gross cash proceeds of $2,000,000 [less issuance costs of $725,941].

      Simultaneously, Series B convertible debentures and accrued interest with a carrying value of $1,030,684 were converted into 178,227 shares of

      Series B Convertible Preferred Stock.

      In addition, a previously issued subordinated convertible promissory note and accrued interest with a carrying value of $499,921 was converted into 96,042 shares of Series B Convertible Preferred Stock.

[e]   Common stock

      On April 17, 2003, the Company issued 17,375 shares of common stock to two consultants in exchange for services valued at $22,588. The common stock was issued at what management believed to be the fair value of the services received.

      In connection with the conversion of a portion of the Asahi Medical Note described in note 11 and pursuant to the June 25, 2003 Amended and Restated Investors' Rights Agreement, the existing common stockholders were allowed to exercise pre-emptive rights to purchase additional common stock. In connection therewith, on December 31, 2003, the Company issued 613,292 shares of common stock at $0.98502 per share for gross cash proceeds of $604,092.

      In December 2004, 5,600,000 shares of common stock of the Company at $12.00 per share were issued in connection with the initial public offering for gross cash proceeds of $67,200,000 [less issuance costs of $7,770,075].

      As at December 31, 2004, the number of shares of common stock of the Company reserved for issuance is as follows:

Range of exercise prices                     Expiry date

         $                                                           #
-------------------------------------------------------------------------------
     0.04 - 4.00                       January - December 2008       75,000
     2.00 - 4.00                       January - December 2009      217,625
     2.00 - 4.00                       January - December 2010      119,375
     0.80 - 2.00                       January - December 2012      147,973
     0.13 - 1.30                       January - December 2013    1,361,226
     12.00                             January - December 2014      828,000
-------------------------------------------------------------------------------
                                                                  2,749,199
===============================================================================

[f]   Stock option plan

      Under the 2002 Stock Option Plan [the "Stock Option Plan"] up to 4,456,000 options are available for grant to employees, directors and consultants.

      Options granted under the Stock Option Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Option Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company's common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

      Generally, options expire 10 years after the grant. No incentive stock options granted to a 10% owner optionee shall be exercisable after the expiration of five years after the effective date of grant of such option, no option granted to a prospective employee, prospective consultant or prospective director may become exercisable prior to the date on which such person commences service, and with the exception of an option granted to an officer, director or a consultant, no option shall become exercisable at a rate less than 20% per annum over a period of five years from the effective date of grant of such option unless otherwise approved by the Board of Directors.

      The Company has also issued options outside of the Stock Option Plan. These options were issued before the establishment of the Stock Option Plan or when the authorized limit of the Stock Option Plan was exceeded. In addition, options issued to companies for the purpose of settling amounts owing were issued outside of the Stock Option Plan, as the Stock Option Plan prohibited the granting of options to companies. The issuance of such options were approved by the Board of Directors and were granted on terms and conditions similar to those options issued under the Stock Option Plan.

      A summary of the options issued under the Stock Option Plan and outside of the Stock Option Plan outstanding at December 31, 2004 and the changes since December 31, 2001 is as follows:

                                                                         Weighted
                                                                          average
                                                                      exercise price
                                                              #              $
----------------------------------------------------------------------------------------
     Outstanding, December 31, 2001                         449,500             3.04
     Granted                                                204,224             1.13
     Conversion of non-voting common stock options
        to voting common stock options [i]                  476,729             1.24
----------------------------------------------------------------------------------------
     Outstanding, December 31, 2002                       1,130,453             1.95
     Granted                                              1,420,676             0.96
     Forfeited                                             (161,168)            0.82
----------------------------------------------------------------------------------------
     Outstanding, December 31, 2003                       2,389,961             1.45
     Granted                                                828,000            12.00
     Exercised                                             (272,200)            0.48
     Forfeited                                             (196,562)            2.48
----------------------------------------------------------------------------------------
     Outstanding, December 31, 2004                       2,749,199             4.64
========================================================================================

[i] During the year ended December 31, 2002, the Company converted 476,729 non-voting common stock options into voting common stock options.


Included in the total options outstanding as at December 31, 2004 are 344,083 options issued outside of the Stock Option Plan.

Included in the total options outstanding as at December 31, 2004 of 2,749,199 are 1,330,300 options issued to employees, directors and certain executives in December 2003 which were issued into a voting trust. Upon the exercise of these options, the Board of Directors controls the voting privileges associated with the common stock underlying these options. Upon the completion of the Company's initial public offering, the voting trust was dissolved with all options returning to each respective individual.

The Company estimated the intrinsic value of 1,352,500 stock options granted in December 2003 to be $15,905,400 of which $15,392,323 and $513,077 has been expensed for the years ended December 31, 2004 and 2003, respectively. All of these options became fully vested upon the Company's initial public offering and therefore the remaining $15,392,323 of stock-based compensation charges as at December 31, 2003 was expensed during the year ended December 31, 2004. Management estimated the fair value of these options retrospectively based on a range of then expected offering prices of the Company's initial public offering.

Compensation expense associated with non-employee stock options was $47,637, $196,685 and $134,948 for the years ended December 31, 2004, 2003 and 2002, respectively. The fair value of these options was determined using the Black-Scholes option pricing model using the same assumptions described above and is included in general and administrative expenses within the consolidated statements of operations.

The following table summarizes information relating to stock options outstanding at December 31, 2004:

                                      Options outstanding                  Options exercisable
                                      -------------------                  -------------------
                                           Weighted
                                            average      Weighted                        Weighted
                                           remaining      average                         average
 Range of exercise                        contractual    exercise                        exercise
      prices             Outstanding         life          price        Exercisable        price
         $                    #             [years]          $               #               $
--------------------------------------------------------------------------------------------------
0.04                         50,000           3.00          0.04            50,000           0.04
0.13                         20,926           8.25          0.13            20,926           0.13
0.80 - 0.99               1,364,883           8.49          0.99         1,339,571           0.98
1.30                        110,890           7.70          1.30            78,158           1.30
2.00                         87,500           4.82          2.00            87,500           2.00
4.00                        287,000           4.92          4.00           274,500           4.00
12.00                       828,000           9.96         12.00                --             --
--------------------------------------------------------------------------------------------------
                          2,749,199           8.31          4.64         1,850,655           1.46
==================================================================================================

The following table summarizes information relating to stock options outstanding at December 31, 2003:

                                      Options outstanding                  Options exercisable
                                      -------------------                  -------------------
                                           Weighted
                                            average      Weighted                        Weighted
                                           remaining      average                         average
 Range of exercise                        contractual    exercise                        exercise
      prices             Outstanding         life          price        Exercisable        price
         $                    #             [years]          $               #               $
--------------------------------------------------------------------------------------------------
0.04                        204,125           4.15          0.04           204,125           0.04
0.13                         58,176           9.27          0.13            58,176           0.13
0.80 - 0.99               1,438,833           9.15          0.99           281,715           0.99
1.30                        110,890           8.70          1.30            63,622           1.30
2.00                        222,937           5.49          2.00           222,937           2.00
4.00                        355,000           6.03          4.00           331,943           4.00
--------------------------------------------------------------------------------------------------
                          2,389,961           8.07          1.45         1,162,518           1.88
==================================================================================================

[g]   Warrants

Purchasers of Series A convertible preferred stock received warrants to purchase shares of common stock at an exercise price of $1.00 per share. The warrants were exercisable for the purchase of one share of common stock for each share of Series A convertible preferred stock owned. In February 1998, an additional voluntary warrant was granted to each Series A convertible preferred stockholder to purchase an equal number of voting common stock at an exercise price of $2.00 per share. Additionally, warrants to purchase 50,000 shares of voting common stock at an exercise price of $1.00 per share were granted to an officer and certain directors and stockholders of the Company in exchange for providing certain private credit guarantees.

                                                                Weighted
                                                                 average
                                                             exercise price
Common stock warrants                                   #          $
--------------------------------------------------------------------------
Outstanding, December 31, 2000 and 2001               87,500         4.00
Granted                                               62,500         1.20
--------------------------------------------------------------------------
Outstanding, December 31, 2002 and 2003 [i]          150,000         2.83
Exercised [ii]                                      (102,369)        2.29
Expired                                              (47,631)        4.00
--------------------------------------------------------------------------
Outstanding, December 31, 2004                            --           --
==========================================================================

                                                                                 Weighted
                                                                                 average
                                                                              exercise price

Series A convertible preferred stock warrants                           #           $
---------------------------------------------------------------------------------------------
Outstanding, December 31, 2001                                       90,780            5.55
Granted on adjustment for anti-dilution provision                    40,026              --
Converted from Series B convertible preferred stock warrants        157,631            7.83
---------------------------------------------------------------------------------------------
Outstanding, December 31, 2002                                      288,437            6.80
Granted on adjustment for anti-dilution provision                   195,097              --
Cancelled                                                              (824)           7.83
---------------------------------------------------------------------------------------------
Outstanding, December 31, 2003 [i]                                  482,710            6.80
Exercised [ii]                                                     (379,284)           6.73
Expired                                                            (103,426)           7.04
---------------------------------------------------------------------------------------------
Outstanding, December 31, 2004                                           --              --
=============================================================================================

[i] As a result of the issuance of Series B convertible preferred stock on July 25, 2002 at a price lower than the exercise price of the Series A convertible preferred stock warrants, anti-dilution adjustments were applied to reduce the exercise price of the Series A convertible preferred stock warrants and to increase the number of shares issuable upon the exercise of the Series A convertible preferred stock warrants.

      As a result of the TLC Vision and Diamed convertible grid note debenture agreements entered into on June 25, 2003 at a conversion price lower than the exercise price of the Series A convertible preferred stock warrants, further anti-dilution adjustments were applied to reduce the exercise price of the Series A convertible preferred stock warrants and to increase the number of shares issuable upon the exercise of the Series A convertible preferred stock warrants.

[ii] Of the 102,369 warrants exercised to purchase shares of common stock, 24,999 shares of common stock were issued on a cashless basis [note 18]. The remaining 77,370 shares of common stock were issued for total cash proceeds of $134,480.

      Of the 379,284 warrants exercised to purchase shares of Series A convertible preferred stock, 165,189 shares of Series A convertible preferred stock were issued on a cashless basis

      [note 18]. The remaining 214,095 shares of Series A convertible preferred stock were issued for total cash proceeds of $1,281,841 of which $221,661 has yet to be received as at December 31, 2004.

                                                                             Weighted
                                                                              average
                                                                           exercise price

Series B convertible preferred stock warrants                           #        $
-----------------------------------------------------------------------------------------
Outstanding, December 31, 2000 and 2001                             479,000        8.00
Granted on adjustment for anti-dilution provision                     5,556        7.83
Converted fiom Series A convertible preferred stock warrants       (264,556)       8.00
Expired                                                            (220,000)       8.00
-----------------------------------------------------------------------------------------
Outstanding, December 31, 2002, 2003 and 2004                            --          --
=========================================================================================

All warrants to purchase shares of common stock and Series A convertible preferred stock at exercise prices between $1.20 per share and $7.83 per share expired on July 17, 2004, other than 379,284 warrants to purchase shares of Series A convertible preferred stock and 102,369 warrants to purchase shares of common stock which were exercised prior to expiration of the warrants.

18. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

                                                           Years ended
                                                           December 31,
                                                           ------------
                                                 2004          2003          2002
                                                  $             $             $
----------------------------------------------------------------------------------
Due from related parties                      110,749        52,034       (52,142)
Amounts receivable                           (222,218)       39,746        12,254
Inventory                                    (136,527)       24,399         8,971
Prepaid expenses                             (324,353)     (134,844)      (21,616)
Deposit                                        (8,996)        4,326        (4,326)
Accounts payable and accrued liabilities    2,538,445      (681,181)     (548,638)
Deferred revenue and rent inducements        (152,153)           --            --
Due to stockholders                          (931,652)        4,418         2,392
----------------------------------------------------------------------------------
                                              873,295      (691,102)     (603,105)
==================================================================================

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

                                                                  Years ended
                                                                  December 31,
                                                      -----------------------------------
                                                      2004            2003           2002
                                                       $               $              $
-------------------------------------------------------------------------------------------------
Non-cash investing and financing activities
   Convertible preferred stock issued
      to reduce borrowings from stockholder               --         500,000              --
   Common stock issued to pay consulting fees             --          22,588           2,800
   Bridge notes issued for services                       --              --          22,500
   Conversion of debentures                        7,000,000              --       8,649,716
   Conversion of debt                                     --         481,015              --
   Cashless exercise of warrants to purchase
      shares of Series A convertible
      preferred stock                              1,269,845              --              --
   Cashless exercise of warrants to purchase
      shares of common stock                          99,996              --              --
   Free inventory                                    146,905          66,300         155,141
   Common stock issued on acquisition            228,842,808              --              --
Additional cash flow information
   Interest paid                                     (26,575)        (85,000)       (152,375)
===================================================================================================

19. FINANCIAL INSTRUMENTS

Currency risk

The Company's activities which result in exposure to fluctuations in foreign currency exchange rates consist of the purchase of equipment from suppliers billing in foreign currencies. The Company does not use derivative financial instruments to reduce its currency risk.

Credit risk

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and amount receivable. The Company maintains its accounts for cash with large low credit risk financial institutions in United States and Canada in order to reduce its exposure.

The Company derives all of its revenue from three customers, the RHEO Clinic Inc., which is a subsidiary of TLC Vision, RHEO Therapeutics, Inc. and Canadian Retinal Institute.

20. SEGMENT INFORMATION

The Company operates in a single reportable segment, the ophthalmic therapeutic industry, focused on the treatment of eye diseases, including Dry AMD.

For all years presented, the Company's revenue was earned in Canada.

Although the Company has generated all of its revenue in Canada, the Company's fixed assets and patents and trademarks are primarily located in the United States.

21. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the current year's presentation.

22.  SUBSEQUENT EVENTS

[a] On January 11, 2005, the Company entered into a medical director agreement with David Wong, M.D. FRCS for the provision of consulting services. The term of the agreement is for one year from August 1, 2004. The Company is required to pay consulting fees of Cdn $50,000 annually, payable monthly on the last day of each month throughout the term of the agreement and a one time bonus of Cdn $50,000 upon receipt of a fully executed agreement. In addition, David Wong will receive 25,000 options with an exercise price equal to the price of the shares issued in the initial public offering.

[b] On January 13, 2005, the Company paid Asahi Medical $713,070 for the purchase of 2,502 filter sets [each filter set consists of one Rheofilter and one Plasmaflo filter]. This order is part of the purchase order signed with Asahi Medical in July 2004 for 9,600 filter sets.

[c] On January 18, 2005, the Company paid New ATI $100,000 as provided for in the amendment to the distribution services agreement dated July 30, 2004 [note 13].

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

            (a) Management's Report on Internal Control Over Financial Reporting and Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal year ended December 31, 2004, an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

            It should be noted that while our management believes that our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal financial controls will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

            (b) Changes in Internal Control Over Financial Reporting. During the last quarter of the fiscal year ended December 31, 2004, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required with respect to directors is incorporated herein by reference to the information contained in the General Proxy Information for our 2005 Annual Meeting of Stockholders (the "Proxy Statement"). The information with respect to our audit committee financial expert is incorporated herein by reference to the information contained in the sections captioned "Appointment of Auditors" and "Audit Committee Report" of the Proxy Statement.

      Information about our Code of Ethics appears under the heading "Code of Business Conduct and Ethics" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

      Information about compliance with Section 16(a) of the Exchange Act appears is under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

      In addition, to our knowledge, based solely on a review of the copies of such reports furnished to us, the Form 4 filings for Thomas P. Reeves, Stephen
J. Kilmer, Julie A. Fotheringham, Richard L. Lindstrom, Jay T. Holmes and Thomas
N. Davidson, disclosing the options granted to them by us upon the closing of the initial public offering, were not filed on a timely basis. In addition, the Form 4 filing for Joseph Zawaideh, disclosing options granted to him upon the closing of the initial public offering and his acquisition and disposition of our Common Stock was not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

      Information about compensation of our named executive officers appears under the headings "Executive Officers" and "Information on Executive Compensation" in the Proxy Statement. Information about compensation of our directors appears under the heading "Compensation of Directors" in the Proxy Statement. These portions of the Proxy Statement are incorporated by reference into this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Information about security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans appears under the headings "Information on Executive Compensation", "Employee Benefit Plans" and "Principal Stockholders" in the Proxy Statement. These portions of the Proxy Statement are incorporated by reference to this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information about certain relationships and related transactions appears under the heading "Certain Relationships and Related Party Transactions" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Information about the principal accountant fees and services as well as related pre-approval policies and procedures appears under the headings "Appointment of Auditors" and "Audit Committee Report" in the Proxy Statement. These portions of the Proxy Statement are incorporated by reference into this report.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   1. Financial Statements:

Included in PART II of this report:                          Page
                                                             ----
Reports of Independent Auditors.........................      64

Consolidated Balance Sheets at December 31, 2004 and
December 31, 2003.......................................      65

Consolidated Statements of Operations for the three years
in the period ended December 31, 2004...................      67

Consolidated Statements of Changes in Stockholders'
Deficiency for the three years in the period ended
December 31, 2004 ......................................      68

Consolidated Statements of Cash Flows for the three years
in the period ended December 31, 2004...................      71

Notes to Consolidated Financial Statements..............      74

(a)   2. Financial Statement Schedules:

            All financial statement schedules have been omitted because they are inapplicable, not required by the instructions or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

      3. Exhibits:

            The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

            (b)   Exhibits

            The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

            (c)   Financial Statement Schedules

            All financial statement schedules have been omitted because they are inapplicable, not required by the instructions or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

                                      * * *

            Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Registrant. The Registrant will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

                                POWER OF ATTORNEY

      The registrant and each person whose signature appears below hereby appoint Elias Vamvakas and William G. Dumencu as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment(s) to this Annual Report with the Securities and Exchange Commission.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 14, 2005                      OCCULOGIX, INC.


                                           By:   /s/ Elias Vamvakas
                                                 -----------------------
                                                 Elias Vamvakas
                                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 14, 2005                By:     /s/ Elias Vamvakas
                                              ------------------------------
                                              Elias Vamvakas

                                              Chief Executive Officer and
                                              Chairman of Board of Directors

Dated:  March 14, 2005                By:     /s/ William G. Dumencu
                                              ------------------------------
                                              William G. Dumencu

                                              Chief Financial Officer

Dated:  March 14, 2005                By:     /s/ Jay T. Holmes
                                              ------------------------------
                                              Jay T. Holmes

                                              Director

Dated:  March 14, 2005                By:     /s/ Thomas N. Davidson
                                              ------------------------------
                                              Thomas N. Davidson

                                              Director

Dated:  March 14, 2005                By:     /s/ Richard L. Lindstrom
                                              ------------------------------
                                              Richard L. Lindstrom, M.D.

                                              Director

Dated:  March 14, 2005                By:     /s/ Georges Noel
                                              ------------------------------
                                              Georges Noel
                                              Director

                                Index to Exhibits

2.1 Form of Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333.-118024)).

3.1 Amended and Restated Certificate of Incorporation of the Registrant as currently in effect (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333.-118024)).

3.2 Amended and Restated By-Laws of the Registrant as currently in effect (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333.-118024)).

10.1 2004 Memorandum dated July 18, 2004, by and between Asahi Medical Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333.-118024)).

10.2 Amended and Restated Marking and Distribution Agreement dated October 25,2004 between Diamed Medizintechnik GmbH and the Registrant
      (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333.-118024)).

10.3 Amended and Restated Patent License and Royalty Agreement dated October 25, 2004 between the Registrant and Dr. Richard Brunner (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333.-118024)).

10.4 Amendment to the Distribution Services Agreement dated July 30, 2004 between the Registrant and Apheresis Technologies, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333.-118024)).

10.5  Amendment  to the 2002 Stock  Option Plan  (incorporated  by  reference to
      Exhibit 10.22 to the Registrant's Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333.-118024)).

10.6 Amended and Restated Patent License and Royalty Agreement dated October 25, 2004 between the Registrant and Hans Stock (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333.-118024)).

10.7 Employment Agreement between the Registrant and Elias Vamvakas dated September 1, 2004 (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333.-118024)).

10.8  Employment  Agreement  between the  Registrant  and Thomas P. Reeves dated
      August 1, 2004 (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333.-118024)).

10.9 Employment Agreement between the Registrant and Stephen Kilmer dated July 30, 2004 (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333.-118024)).

10.10 Employment Agreement between the Registrant and Julie Fotheringham dated September 1, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333.-118024)).

10.11 Employment Agreement between the Registrant and Joseph Zawaideh dated September 7, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333.-118024)).

10.12 Product Purchase Agreement dated September 29, 2004 between the Registrant and Promedica International (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1/A No. 2, filed with the Commission on November 2, 2004(file no. 333.-118024)).

10.13 Employment Agreement between the Registrant and Dr. David Eldridge dated November 9, 2004((incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333.-118024)).

10.14 Consulting Agreement between the Registrant and Richard Davis dated May 1, 2004 (incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333.-118024)).

10.15 Rental Agreement between the Registrant and Cornish Properties Corporation dated January 1, 2004 (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333.-118024)).

10.16 Sub-sublease between Echo Online Internet, Inc. and the Registrant dated September 29, 2004 (incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333.-118024)).

21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333.-118024)).

24.1  Power of Attorney (included on signature page).

31.1 CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2 CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1 CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2 CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.