Form 10-Q
period 2005-03-31
OccuLogix, Inc.
filed 2005-05-06
CIK 1299139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:         MARCH 31, 2005
                                    -------------------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

      For the transition period from _______________ to _______________

                        Commission file number: 000-51030

                                 OCCULOGIX, INC.
--------------------------------------------------------------------------------
                          (Exact name of registrant as
                            specified in its charter)


            DELAWARE                                         59 343 4771
--------------------------------                    ----------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)

--------------------------------------------------------------------------------

      2600 SKYMARK AVENUE, UNIT 9, SUITE 201, MISSISSAUGA, ONTARIO L4W 5B2
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (905) 602-0887
--------------------------------------------------------------------------------
                         (Registrant's telephone number)


      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

      State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practical date:
                                                  (41,858,768) as of May 4, 2005

Special Note Regarding Forward-Looking Statements..............................1

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements......................................2

Item 2. Management's Discussion And Analysis Of Financial Condition And
         Results Of Operations................................................16

Item 3. Quantitative And Qualitative Disclosures About Market Risk............23

Item 4. Controls And Procedures...............................................23


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................23

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds...........23

Item 3. Defaults Upon Senior Securities.......................................24

Item 4. Submission Of Matters To A Vote Of Security Holders...................24

Item 5. Other Information.....................................................24

Item 6. Exhibits..............................................................25

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 as amended, which statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "plans", "intends" or "continue" or the negative thereof or other variations thereon or comparable terminology. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q, in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our Annual Report on Form 10-K for the period ended December 31, 2004. You should not place undue reliance on our forward-looking statements, as we cannot assure you that the plans, assumptions, intentions or expectations upon which they are based will be realized. By their nature, forward-looking statements involve numerous assumptions, risks and uncertainties. Except as required by law, we undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, or the foregoing list of factors affecting this information. Unless the context indicates or requires otherwise, in this Quarterly Report on Form 10-Q, references to the "Company" shall mean OccuLogix, Inc. and its subsidiaries. References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated. References to "C$" shall mean Canadian dollars.

OCCULOGIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

OCCULOGIX, INC.


                                           CONSOLIDATED BALANCE SHEETS
                                           (expressed in U.S. dollars)
                                                   (unaudited)

                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2005            2004
                                                                                      $               $
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                         6,620,261      17,530,552
Short term investments                                                           42,278,254      42,500,000
Amounts receivable                                                                  661,474         472,156
Due from related parties                                                             13,134           8,226
Inventory                                                                         2,950,743       1,086,339
Prepaid expenses                                                                    532,030         480,813
Deposit                                                                               4,891           8,996
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                             53,060,787      62,087,082
----------------------------------------------------------------------------------------------------------------
Investments                                                                       5,382,691              --
Fixed assets, net                                                                   398,495         367,589
Patents and trademarks, net                                                         103,268         104,654
Intangible asset, net                                                            25,214,695      25,643,862
Goodwill                                                                        213,397,444     213,397,444
----------------------------------------------------------------------------------------------------------------
                                                                                297,557,380     301,600,631
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable                                                                    574,523         221,063
Accrued liabilities                                                               2,410,995       2,791,291
Deferred revenue and rent inducement                                                133,043         485,047
Due to stockholders                                                                 159,146         516,756
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                         3,277,707       4,014,157
----------------------------------------------------------------------------------------------------------------
Deferred tax liability                                                            9,329,437       9,488,229
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                12,607,144      13,502,386
----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Capital stock
Common stock                                                                         41,859          41,807
     Par value of $0.001 per share;
     Authorized: 75,000,000; Issued and outstanding:
     March 31, 2005 - 41,858,768; December 31, 2004 - 41,806,768
Additional paid-in capital                                                      336,196,860     336,063,557
Accumulated deficit                                                             (51,288,483)    (48,007,119)
----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                      284,950,236     288,098,245
----------------------------------------------------------------------------------------------------------------
                                                                                297,557,380     301,600,631
----------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited interim consolidated financial statements

OCCULOGIX, INC.


                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (expressed in U.S. dollars)
                                                  (unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    2005           2004
                                                                                      $              $
---------------------------------------------------------------------------------------------------------------
Revenues
   Sales to related parties                                                         63,539         54,720
   Sales to unrelated parties                                                      340,200             --
---------------------------------------------------------------------------------------------------------------
Total revenues                                                                     403,739         54,720
---------------------------------------------------------------------------------------------------------------
Cost of goods sold
     Cost of goods sold to related parties                                          32,479         57,149
     Cost of goods sold to unrelated parties                                       242,455             --
     Royalty costs                                                                  25,000         26,881
---------------------------------------------------------------------------------------------------------------
Total cost of goods sold                                                           299,934         84,030
---------------------------------------------------------------------------------------------------------------
Gross margin (loss)                                                                103,805        (29,310)
---------------------------------------------------------------------------------------------------------------
Operating expenses
     General and administrative                                                  2,180,713      1,804,687
     Clinical and regulatory                                                     1,344,026        455,369
     Sales and marketing                                                           385,846             --
                                                                                 3,910,585      2,260,056
---------------------------------------------------------------------------------------------------------------
Loss from operations                                                            (3,806,780)    (2,289,366)
---------------------------------------------------------------------------------------------------------------
Other income (expenses)
Interest income (expense)                                                          355,043         (3,552)
Other                                                                               11,581         (1,426)
---------------------------------------------------------------------------------------------------------------
                                                                                   366,624         (4,978)
---------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                        (3,440,156)    (2,294,344)
Recovery of income taxes                                                           158,792             --
---------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                                                         (3,281,364)    (2,294,344)
---------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   - BASIC AND DILUTED                                                          41,810,679      5,035,390
---------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED NET LOSS PER SHARE                                                 (0.08)         (0.46)
---------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited interim consolidated financial statements

OCCULOGIX, INC.

                                      CONSOLIDATED STATEMENTS OF CHANGES
                                            IN STOCKHOLDERS' EQUITY
                                          (expressed in U.S. dollars)
                                                  (unaudited)

                                       VOTING COMMON STOCK
                                           AT PAR VALUE
                                  ----------------------------
                                    NUMBER OF                                                        NET
                                  SHARES ISSUED         VALUE      ADDITIONAL     ACCUMULATED    STOCKHOLDER'S
                                        #                 $     PAID-IN CAPITAL     DEFICIT $       EQUITY $
--------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2004                    41,806,768         41,807    336,063,557     (48,007,119)    288,098,245
Stock based compensation                     --             --         41,638              --          41,638
Stock issued on exercise of
  options                                52,000             52          3,928              --           3,980
Fractional payout of converted
  shares due to preferred
  stockholders                               --             --            (45)             --             (45)
Subscription receivable                      --             --        171,016              --         171,016
Share issuance costs                         --             --        (83,234)             --         (83,234)
Net loss for the period                      --             --     (3,281,364)     (3,281,364)
--------------------------------------------------------------------------------------------------------------
MARCH 31, 2005                       41,858,768         41,859    336,196,860     (51,288,483)    284,950,236
--------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited interim consolidated financial statements

OCCULOGIX, INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (expressed in U.S. dollars)
                                                  (unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    2005           2004
                                                                                      $              $
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                                         (3,281,364)    (2,294,344)
Adjustments to reconcile net loss to
   cash used in operating activities:
       Stock-based compensation                                                     41,638      1,570,984
       Amortization of fixed assets                                                 18,309          8,623
       Amortization of patents and trademarks                                        1,385          1,339
       Amortization of intangibles                                                 429,167             --
       Amortization of premium/discount on investments                               9,037             --
       Deferred income taxes                                                      (158,792)            --
Net change in non-cash working capital
   balances related to operations                                               (2,841,444)       (83,879)
---------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                               (5,782,064)      (797,277)
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sale of short-term investments                                     4,400,000             --
Purchases of short-term investments                                             (4,184,571)
Purchase of investments                                                         (5,385,411)            --
Purchases of fixed assets                                                          (49,215)       (16,855)
---------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                               (5,219,197)       (16,855)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long-term convertible debenture                                             --        700,000
Proceeds from the exercise of common stock options                                   3,980         23,217
Receipt of subscriptions receivable on the exercise of Series A
   convertible preferred stock warrants                                            171,016             --
Fractional payout of converted shares due to preferred stockholders                   (792)            --
Share issuance costs                                                               (83,234)            --
---------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                               90,970        723,217
---------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS
   DURING THE PERIOD                                                           (10,910,291)       (90,915)
Cash and cash equivalents, beginning of period                                  17,530,552      1,237,168
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         6,620,261      1,146,253
---------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited interim consolidated financial statements

OCCULOGIX, INC.


          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               (expressed in U.S. dollars unless otherwise stated)
                           March 31, 2005 (unaudited)

1.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. As a result, the unaudited interim consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 filed by OccuLogix, Inc. (the "Company") with the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005. These unaudited interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The unaudited interim consolidated financial statements for the three-month period ended March 31, 2004 include certain reclassifications to conform with classifications for the three-month period ended March 31, 2005. These interim consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company's audited consolidated financial statements for the year ended December 31, 2004.

Short-term investments

Short-term investments, as of March 31, 2005, include $38,100,000 of auction rate securities, which are available to support the Company's current operations. These investments are classified as available-for-sale securities and are recorded at fair value with unrealized gains or losses reported in other comprehensive income. Due to the short time period between the reset dates of the interest rates, there are no unrealized gains or losses associated with these securities. All of the auction rate securities have contractual maturities of more than three years. The Company previously classified auction rate securities as marketable securities. As of March 31, 2004, short-term investments also included corporate and euro dollar bonds, with maturities of one year or less, which are classified as held-to-maturity securities and carried at amortized cost.

Investments

As of March 31, 2005, investments included $5,382,691 of corporate and euro dollar bonds and corporate and United States federal agency notes which are classified as held-to-maturity securities and carried at amortized cost. These investments are recorded at amortized cost unless a decline in value is deemed other than temporary, in which case the carrying value is reduced. The amortization of premiums or accretion of discounts and any unrealized losses deemed other than temporary are included in current period earnings. As of March 31, 2005, these investments all had original maturities ranging from 417 to 455 days with a weighted average effective interest rate of 3.51%.

Earnings per share, basic and diluted is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of earnings per share as their inclusion would be anti-dilutive.

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 2005           2004
                                                                                   $              $
--------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding - basic Effect of dilutive       41,810,679    5,035,390
   securities:
   Warrants                                                                            --      960,145
   Convertible debentures                                                              --    3,045,623
   Convertible Preferred Stock                                                         --    3,986,106
   Stock Options                                                                1,154,674      960,222
--------------------------------------------------------------------------------------------------------------
Weighted average number of shares - diluted                                    42,965,353   13,987,486
--------------------------------------------------------------------------------------------------------------


Recent accounting pronouncement

In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which revised SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R is effective beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The Securities and Exchange Commission's new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Accordingly, the Company is required to adopt SFAS No. 123R beginning January 1, 2006. The Company is currently evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

2.    ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company follows Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation," ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income
(loss) as if the fair value of the options been expensed. The Company has elected to apply APB 25 in accounting for employee stock option incentive plans.

The following table illustrates the pro forma net loss and net loss per share of common stock as if the fair value method had been applied to all awards:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 2005           2004
                                                                                   $              $
-------------------------------------------------------------------------------------------------------------
Net loss, as reported                                                         (3,281,364)   (2,294,344)
Adjustment for APB No. 25                                                             --     1,539,232
Adjustment for SFAS No. 123                                                     (442,412)   (1,563,932)
-------------------------------------------------------------------------------------------------------------
Pro forma net loss                                                            (3,723,776)   (2,319,044)
-------------------------------------------------------------------------------------------------------------
Pro forma net loss per share - basic and diluted                                   (0.09)        (0.46)
-------------------------------------------------------------------------------------------------------------

On March 30, 2005, the Company granted 1,197,500 options to employees, directors and certain consultants at an exercise price of $8.62. These options were issued under the Company's 2002 stock option plan. These options vest as to 100% when and if the Company receives U.S. Food and Drug Administration, or FDA, approval for the RHEO(TM) System before December 1, 2006, as to 80% when and if FDA approval is received between December 1, 2006 and January 31, 2007 and as to 60% when and if FDA approval is received after January 31, 2007. No options were granted during the three months ended March 31, 2004.

Pursuant to SFAS No. 123, the weighted-average fair values of employee stock options granted during the three months ended March 31, 2005 was $3.80. The estimated fair value was determined using the following assumptions:

Volatility                                                     78.2%
Expected life of option                                      2 years
Risk-free interest rate                                        3.86%
Dividend yield                                                    0%

Compensation expense associated with non-employee stock options was $41,638 and $31,752 for the three months ended March 31, 2005 and 2004, respectively. The fair value of these options was determined using the Black-Scholes fair value options model and is included in general and administrative expenses within the consolidated statements of operations.

3.    RELATED PARTY TRANSACTIONS

The following are the Company's related party transactions:

                                               MARCH 31,        DECEMBER 31,
                                                 2005               2004
                                                   $                  $
-------------------------------------------------------------------------------
Due from:
RHEO Clinic Inc.                                 13,134            8,226
-------------------------------------------------------------------------------
                                                 13,134            8,226
-------------------------------------------------------------------------------

One of OccuLogix, L.P.'s (the "Partnership") primary customers is RHEO Clinic Inc., a subsidiary of TLC Vision Corporation ("TLC Vision"), for which the Partnership has reported revenues of $63,539 and $56,016 for the three months ended March 31, 2005 and 2004, respectively. RHEO Clinic Inc. uses the RHEO(TM) System to treat patients for which it charges its customers (the patients) a per-treatment fee. We do not expect going forward that RHEO Clinic Inc. will be a significant source of revenue.

Included in the balance due from RHEO Clinic Inc. as at March 31, 2005 and December 31, 2004 is the amount owing to the Partnership for the purchase of the components of the RHEO(TM) System net of the amount owing to RHEO Clinic Inc. for clinical and administrative support provided by RHEO Clinic Inc. for the Company's MIRA-1 and related clinical trials.

TLC VISION AND DIAMED MEDIZINTECHNIK GMBH

On June 25, 2003, the Company entered into agreements with TLC Vision and Diamed Medizintechnik GmbH ("Diamed") to issue grid debentures in the maximum aggregate principal amount of $12,000,000. $7,000,000 of the aggregate principal amount was convertible into shares of common stock of the Company at a price of $0.98502 per share, and $5,000,000 of the aggregate principal amount was non-convertible.

Advances, which were at the option of TLC Vision and Diamed, under the convertible portion of the grid debentures were non-interest bearing and were due six months following demand notice by the debenture holder.

Advances under the non-convertible portion of the grid debentures bore interest at 10% per annum, with interest payments due monthly in arrears. Advances under the non-convertible portion of the grid debentures were due at the earlier of:
(a) six months following demand notice by the debenture holder; (b) 60 days following the date the Company had received FDA approval of the RHEO(TM) System; and (c) two business days following the date of closing of any debt financing of at least $5,000,000.

From July 2003 to December 31 2004, the Company issued an aggregate of $7,000,000 under the convertible portion of the grid debentures. On December 8, 2004, as part of the corporate reorganization relating to the Company's initial public offering, the Company issued 7,106,454 shares of common stock to TLC Vision and Diamed, upon conversion of $7,000,000 aggregate principal amount of convertible debentures at a conversion price of $0.98502 per share.

The $5,000,000 portion of the $12,000,000 commitment which was not convertible into the Company's common stock was not advanced, and the commitment was terminated prior to the completion of the initial public offering.

Collectively, as at March 31, 2005, TLC Vision and Diamed control at least a combined 56.41% of the equity interest in the Company on a fully diluted basis.

The Company is economically dependent on Diamed to control the supply of the OctoNova pumps used in the RHEO(TM) System. The Company believes that the OctoNova pump is a critical component in the RHEO(TM) System.

Included in amounts due to stockholders as at March 31, 2005 and December 31, 2004 is $110,992 and $473,929, respectively, owing to TLC Vision for its payment of the salaries and related benefits of certain employees of the Company and for computer and administrative support.

ASAHI MEDICAL CO., LTD.

The Company is party to a distributorship agreement with Asahi Medical Co., Ltd. ("Asahi Medical") pursuant to which Asahi Medical supplies the filter products used in the RHEO(TM) System.

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

On February 28, 2001, the Company issued a secured promissory note to Asahi Medical in the principal amount of $1,000,000 (the "Asahi Medical Note"). The Asahi Medical Note had an annual interest rate of 8.5% and was originally due on November 30, 2001. The terms of the Asahi Medical Note were amended in each of the two immediately subsequent years to extend the maturity date to November 30, 2003 and 2002, respectively. On November 30, 2003, the Company and Asahi Medical agreed to convert $500,000 of the principal of the Asahi Medical Note to 507,604 shares of common stock at a price of $0.98502 per share. All accrued interest was paid. The remaining $500,000 matured on November 30, 2004 and had an annual interest rate of 5.0%, which was payable in arrears on maturity. On December 22, 2004, the Company paid $523,918 to Asahi Medical as repayment of the balance of the principal amount of the Asahi Medical Note, together with accrued interest thereon net of applicable taxes.

The Company receives free inventory from Asahi Medical for purposes of the MIRA-1 and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company pays for the same filters for commercial sales to the Partnership. The value of the free inventory received was nil, $85,500 and $146,905 for the periods ended March 31, 2005 and 2004 and the year ended December 31, 2004, respectively.

OLD APHERESIS TECHNOLOGIES, INC.

On September 13, 2000, the Company acquired 100% of the issued and outstanding shares of Apheresis Technologies, Inc. ("Old ATI") for consideration of $100 cash. Old ATI was a distributor of Plasmaflo filters and related products in North America. Prior to and at the time of the acquisition, the Company and Old ATI were related parties as a result of the significant influence exercisable by officers and directors common to both companies. Accordingly, the acquisition has been recorded at the historical cost of Old ATI, under the continuity of interest basis of accounting. Subsequent to the acquisition, the Company and Old ATI merged. In 2002, the Company reorganized its assets, such that the net assets of Old ATI were spun-out into a new separate corporation, Apheresis Technologies, Inc. ("New ATI").

MR. HANS STOCK (SEE NOTE 4)

On February 11, 1997, Old ATI entered into an agreement with the Stock Foundation (the "Foundation") to pay that entity $1,000,000 for the purposes of supporting the conduct of research and the gathering of clinical data in Germany. This amount has been expensed in previous years. As at December 31, 2004, all amounts owing were paid.

On February 21, 2002, the Company entered into an agreement with Mr. Stock as a result of his assistance in procuring a distributor agreement for the filter products used in the RHEO(TM) System from Asahi Medical. Mr. Stock agreed to further assist the Company in procuring new product lines from Asahi Medical for marketing and distribution by the Company. The agreement will remain effective for a term consistent with the term of the distributorship agreement with Asahi Medical and Mr. Stock will receive a 5% royalty payment on the purchase of the filters from Asahi Medical. Royalty payments made to Mr. Stock in respect of products supplied to us from Asahi Medical in the three months ended March 31, 2005 and 2004 and the year ended December 31, 2004 were $35,654, $1,881 and $35,457, respectively.

On June 25, 2002, the Company entered into a consulting agreement with Mr. Stock for the purposes of procuring a patent license for the extracorporeal applications in ophthalmic diseases for that period of time in which the patent was effective. Mr. Stock is entitled to 1.0% of total net revenues from the Company's commercial sales of products sold in reliance and dependence upon the validity of the patent's claims and rights in the United States. The Company agreed to make advance consulting payments to Mr. Stock of $50,000 per year, payable on a quarterly basis, to be credited against any and all future consulting payments payable in accordance with this agreement. Due to the uncertainty of future royalty payment requirements, all required payments to date have been expensed.

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments, totaling 1.5% of product sales, to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock, which provided for a royalty payment of 1% of product sales. Payments made under the agreement for the three months ended March 31, 2005 and 2004 and the year ended December 31, 2004 were $12,500, $12,500 and $50,000, respectively.

NEW APHERESIS TECHNOLOGIES, INC.

On May 1, 2002, the Company entered into an exclusive distribution services agreement with New ATI, a company controlled by certain stockholders of the Company pursuant to which the Company pays New ATI 5% of the Company's cost of components of the RHEO(TM) System. Under this agreement, New ATI is the exclusive provider of warehousing, order fulfillment, shipping, billing services and customer service related to shipping and billing to the Company.

On July 30, 2004, the Company amended its distribution services agreement with New ATI such that the Company would have the sole discretion as to when the agreement would terminate. In consideration of this amendment, the Company agreed to pay New ATI $100,000 on the successful completion of the Company's initial public offering. On January 18, 2005, the Company paid New ATI $100,000 as provided for in the amended distribution services agreement. On March 28, 2005, the Company terminated its distribution services agreement with New ATI.

OTHER

On June 25, 2003, the Company entered into a reimbursement agreement with New ATI, pursuant to which employees of New ATI provide services to the Company and New ATI is reimbursed for the applicable percentage of time the employees spend working for the Company. These employees of New ATI participate in the Company's bonus plan. During the three months ended March 31, 2005 and 2004 and the year ended December 31, 2004, the Company paid New ATI $45,200, $43,358 and $188,262, respectively. Included in accounts payable as of March 31, 2005 and December 31, 2004 are $15,067 and $28,721, respectively, due to New ATI.

Effective January 1, 2004, the Company entered into a rental agreement with a related party whereby the Company will lease space from Cornish Properties at $2,745 per month. The term of the lease extends to December 31, 2005. In the three months ended March 31, 2005 and 2004 and the year ended December 31, 2004, the Company paid the related party $8,235, $8,235 and $32,940, respectively. Amounts are paid monthly.

Effective June 25, 2003, Elias Vamvakas, the Chairman of TLC Vision, became the Chairman and Secretary of both the Company and the General Partner of the Partnership. 500,000 options issued to Mr. Vamvakas in December 2003 were accounted for in accordance with APB 25. The Company estimated the intrinsic value of these options granted to Mr. Vamvakas to be approximately $5,880,000. Management estimated the fair value of the underlying common stock based on management's estimate of the Company's value. The intrinsic value of the options is being amortized over the vesting period. However, upon the successful completion of the Company's initial public offering, the options vested immediately, and therefore, any unvested compensation expense was expensed immediately. The impact of this stock compensation expense for the three months ended March 31, 2005 and 2004 and the year ended December 31, 2004 was nil, $569,032 and $5,690,323, respectively.

In addition, the Company entered into a consultancy and non-competition agreement on July 1, 2003 with a related party, which requires the Company to pay a fee of $5,000 per month. This resulted in a consulting expense for the year ended December 31, 2004 of $60,000. In the year ended December 31, 2003, the related party agreed to forego the payment of $75,250 due to him in exchange for options to purchase 20,926 shares of common stock of the Company at an exercise price of $0.13. The related party also agreed to the repayment of $150,500 due to him at $7,500 per month. Included in accounts payable as at March 31, 2005 and December 31, 2004 are nil and $15,500, respectively, due to the related party. On March 24, 2005, it was agreed, subject to the approval of the Company's Board of Directors, to increase the fee payable to the related party from $5,000 to $15,000 per month from January 1, 2005, pay a one-time bonus of $200,000 upon successful FDA approval of the RHEO(TM) System and to grant 60,000 options to the related party at an exercise price of $8.62. These options are expected to fully vest on successful FDA approval of the RHEO(TM) System. This resulted in a consulting expense for the three months ended March 31, 2005 of $45,000.

On September 29, 2004, the Partnership signed a product purchase agreement with Rheo Therapeutics Inc. (an Ontario, Canada corporation) for the purchase from the Partnership of 8,004 treatment sets over the period from October 2004 to December 2005, a transaction valued at $6,003,000, after introductory rebates. Subject to availability, the purchaser may order up to an additional 2,000 treatment sets. Dr. Machat, who is an investor in and one of the directors of Rheo Therapeutics Inc. was a co-founder and former director of TLC Vision. As at March 31, 2005, the Partnership had received a total of $557,400 from Rheo Therapeutics Inc. for the purchase of 660 treatment sets and 2 pumps. Included in accounts amounts receivable as at March 31, 2005 and December 31, 2004 is $322,920 due from Rheo Therapeutics Inc. for the purchase of 9 additional pumps on which they have negotiated payment terms extending the payment period to June 2005.

On March 28, 2005, the Company entered into a supply and co-marketing agreement with Rheogenx Biosciences Corporation ("Rheogenx") for the supply of pumps and disposable treatment sets to Rheogenx and its affiliates, including PhereSys Therapeutics Corporation ("PhereSys"), Rheogenx's wholly-owned subsidiary. Under this agreement, the Company will provide marketing support for PhereSys' mobile apheresis business upon obtaining FDA approval to market the RHEO(TM) System in the United States. In connection with entering into this agreement, the Company also entered into an asset purchase agreement with Rheogenx on March 28, 2005 to effectively terminate the patent, know-how and trademark rights to non-ophthalmic indications for RHEO(TM) in North America which the Company had previously licensed to Rheogenx. The purchase price of the assets under the asset purchase agreement was $10.

4.    DUE TO STOCKHOLDERS

                                                      MARCH 31,     DECEMBER 31,
                                                        2005            2004
                                                          $               $
--------------------------------------------------------------------------------
DUE TO:
TLC Vision Corporation                                 110,992        473,929
Other stockholders                                      48,154         42,827
--------------------------------------------------------------------------------
                                                       159,146        516,756
--------------------------------------------------------------------------------

Included in amounts due to stockholders as at March 31, 2005 and December 31, 2004 is $110,992 and $473,929, respectively, owing to TLC Vision for its payment of the salaries and related benefits of certain employees of the Company and for computer and administrative support.

Included in the balance due to other stockholders as of March 31, 2005 and December 31, 2004 are $48,154 and $42,827, respectively, due to Hans Stock as royalty fees. (note 3)

5.    COMMITMENTS

On July 22, 2004, the Company placed a purchase order with Asahi Medical for 9,600 filter sets (each filter set consists of one Plasmaflo filter and one Rheofilter) representing a total commitment of $2,736,000. As of March 31, 2005, a total payment of $2,166,570 has been made to Asahi Medical on the above purchase order for 7,602 filter sets, 4,098 of which have been received as at March 31, 2005.

On March 4, 2005, the Company placed an order with MeSys GmbH for the purchase of 70 OctoNova pumps representing a total commitment of (euro)1,135,330 or approximately $1,466,052 based on exchange rates as of March 31, 2005. The pumps are to be manufactured at the rate of 10 pumps per month beginning in June 2005 and shipped bi-monthly beginning in July 2005 in lots of 20, with the final shipment of 10 pumps being made in December 2005. The Company expects to make monthly payments to MeSys GmbH for the pumps starting in June 2005 as manufacturing is completed.

6.    CONSOLIDATED STATEMENT OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       2005         2004
                                                        $             $
--------------------------------------------------------------------------------
Due from related parties                             (4,908)      (39,243)
Amounts receivable                                 (189,318)           --
Inventory                                        (1,864,404)       10,132
Prepaid expenses                                    (51,217)        5,918
Deposit                                               4,105            --
Accounts payable and accrued liabilities            (26,088)      (81,317)
Deferred revenue and rent inducement               (352,004)           --
Due to stockholders                                (357,610)       20,631
--------------------------------------------------------------------------------
                                                 (2,841,444)      (83,879)
--------------------------------------------------------------------------------

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                       2005              2004
                                                         $                 $
--------------------------------------------------------------------------------
Non-cash investing and financing activities
     Free inventory                                       --             85,500
--------------------------------------------------------------------------------


7.    SUBSEQUENT EVENTS

[a] Effective April 1, 2005, the Company amended its reimbursement agreement with New ATI such that the Company no longer compensates New ATI in respect of any salary paid to, or benefits provided to, Mr. Cornish by New ATI. Until April 1, 2005, Mr. Cornish did not have an employment contract with the Company and received no compensation from the Company directly. On April 1, 2005, Mr. Cornish entered into an employment agreement with the Company under which he will receive an annual base salary of $106,450 representing compensation to him for devoting 80% of his time to the business and affairs of the Company. Mr. Cornish continues to participate in the Company's bonus plan. Mr. Cornish is one of the Company's stockholders and the Company's Vice President, Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an ophthalmic therapeutic company founded to commercialize innovative treatments for eye diseases, including age-related macular degeneration, or AMD. Our product, the RHEO(TM) System, is used to perform Rheopheresis, a procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD, the most common form of the disease. Shortly after our inception, we focused on commercializing therapeutic apheresis, including the opening and operation of the Rheotherapy Center, which generated revenues of $900,200 and $1,277,800 for the fiscal years ended June 30, 1999 and 1998 respectively. In 1999, the U.S. Food and Drug Administration's, or FDA's, Office of Compliance issued a directive notifying the Rheotherapy Center that any further conducting of therapeutic apheresis would need to be conducted under the authority of an Investigational Device Exemption filed with the FDA which resulted in the closure of the Rheotherapy Center. Subsequent to the closure of the Rheotherapy Center, our focus changed primarily to conducting clinical trials and seeking regulatory approval for the RHEO(TM) System. In September 1999, we received an Investigational Device Exemption from the FDA to begin a pivotal clinical trial, MIRA-1, for the RHEO(TM) System. Between early 2000 and August 2001, we enrolled 98 patients in MIRA-1. In August 2001, due to financial constraints, we downsized and temporarily suspended the enrollment of new patients. However, we continued to follow up with the existing patients enrolled in MIRA-1. In late 2001, with permission of the FDA, we submitted for independent third party analysis data for the 43 enrolled patients for whom we had collected complete 12-month post-treatment data sets. The results of this data analysis were used to support our efforts to secure additional financing.

In 2002 and 2003, we received a net aggregate of $5,951,870 of additional financing from Medizintechnik GmbH ("Diamed"), TLC Vision Corporation ("TLC Vision") and other investors. As a result of this incremental funding, in October 2003, we hired new management and began screening additional patients for enrollment in MIRA-1. In addition, in 2003, we began limited commercialization of the RHEO(TM) System in three clinics in Canada.

In September 2004, we signed an agreement with Rheo Therapeutics Inc., a private Canadian company, which has agreed to purchase approximately 8,000 treatment sets, and an estimated 20 OctoNova pumps by the end of 2005, with an option to purchase up to an additional 2,000 treatment sets, subject to availability. We believe that Rheo Therapeutics Inc. plans to open a number of commercial treatment centers in various Canadian cities where RHEO(TM) Therapy will be performed. Dr. Jeffrey Machat, who is an investor in and one of the directors of Rheo Therapeutics Inc., was a co-founder and former director of TLC Vision.

On December 8, 2004, we purchased TLC Vision's 50% interest in OccuLogix, L.P., which resulted in OccuLogix, L.P. becoming a wholly-owned subsidiary of us. Accordingly, 100% of the results of OccuLogix, L.P.'s operations are included in our consolidated financial statements since that date. We believe that our value resides solely in OccuLogix, L.P. to which we licensed all of the distribution and marketing rights for the RHEO(TM) System for ophthalmic indications to which we are entitled. Prior to the acquisition, our only profit stream has come from our share of OccuLogix, L.P. earnings. Our acquisition of TLC Vision's 50% ownership interest in OccuLogix, L.P. has transferred the earnings potential for sales of the RHEO(TM) System entirely to us.

In December 2004, 5,600,000 shares of our common stock at $12.00 per share were issued in connection with our initial public offering for gross cash proceeds of $67,200,000 (less issuance costs of $7,853,309).

As of December 31, 2004, we had enrolled a total of 185 patients in MIRA-1 which completes the enrollment phase of MIRA-1, exceeding our goal of enrolling 180 subjects by December 31, 2004. As of March 31, 2005, we have collected complete 12-month post-treatment data sets for 95 of these patients. All subjects have completed the treatment phase of the study. Of the remaining 90 patients, 74 are in the process of follow-up and the treatment of 16 patients did not result in complete data sets. We intend to derive the required 150 complete 12-month post-treatment data sets from our enrolled subjects. As of December 31, 2004, we had also submitted to the FDA the first three of four modules of the PMA filing, the non-clinical portion. We intend to submit the fourth module, which consists of the clinical data and are currently in discussions with FDA regarding the structure and timing of that module.

RECENT DEVELOPMENTS

On February 25, 2005, the FDA, upon completion of the review of the Long-term Efficacy in AMD from Rheopheresis in North America ("LEARN") protocols we submitted on January 21, 2005, has given us permission to initiate crossover studies. LEARN-1 is an open-label multi-center study that will enroll up to 120 subjects who have completed the "treatment arm" of the MIRA-1 study. There will be up to 12 investigational sites where the subjects will be randomized in a 1:1 fashion to receive either 2 or 4 RHEO(TM) Therapy "booster" procedures, and the results between the groups will be compared after 3, 6, 9 and 12 months of follow-up from baseline. LEARN-2 is an open-label multi-center study that will enroll up to 60 subjects who have completed the "placebo arm" of the MIRA-1 study. There will be up to 12 investigational sites where the subjects will receive 8 RHEO(TM) Therapy procedures and will have a 3, 6, 9 and 12 month follow-up from baseline evaluation. Subjects in both LEARN-1 and LEARN-2 must continue to have at least one eye with Dry AMD and be in good general health. We expect to launch patient screening for inclusion in the two LEARN, or crossover, studies in the second quarter of 2005.

On March 4, 2005, we placed an order with MeSys GmbH for the purchase of 70 OctoNova pumps representing a total commitment of (euro)1,135,330 or approximately $1,466,052 based on exchange rates as of March 31, 2005. The pumps are to be manufactured at the rate of 10 pumps per month beginning in June 2005 and shipped bi-monthly beginning in July 2005 in lots of 20, with the final shipment of 10 pumps being made in December 2005. We expect to make monthly payments to MeSys GmbH for the pumps starting in June 2005 as manufacturing is completed.

On March 23, 2005, we entered into a domain name transfer agreement with TLC Vision for the purchase of all rights, title and interest in Rheo.com and associated domain names and all rights necessary to use them on the internet for a purchase price of $10,000.

On March 28, 2005, we entered into a supply and co-marketing agreement with Rheogenx Biosciences Corporation ("Rheogenx") for the supply of pumps and disposable treatment sets to Rheogenx and its affiliates, including PhereSys Therapeutics Corporation ("PhereSys"), Rheogenx's wholly-owned subsidiary. Under this agreement, we will provide marketing support for PhereSys' mobile apheresis business upon our obtaining FDA approval to market the RHEO(TM) System in the United States. In connection with entering into this agreement, we also entered into an asset purchase agreement with Rheogenx on March 28, 2005 to effectively terminate the patent, know-how and trademark rights to non-ophthalmic indications for RHEO(TM) in North America which we had previously licensed to Rheogenx. The purchase price of the assets under the asset purchase agreement was $10.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

REVENUES. Revenues increased by 638% to $403,739 for the three months ended March 31, 2005 from $54,720 for the three months ended March 31, 2004. This increase was due to sales of treatment sets and pumps to Rheo Therapeutics Inc. in accordance with the Product Purchase Agreement that we entered into with RHEO Therapeutics Inc. in September 2004 and reflects the impact of the acquisition of TLC Vision's 50% ownership interest in OccuLogix, L.P. Included in revenues for the three months ended March 31, 2005, are sales made to RHEO Clinic Inc., a subsidiary of TLC Vision and a related party, for which we have reported revenues of $63,539 in the period. We do not expect going forward that RHEO Clinic Inc. will be a significant source of revenue. The reported revenues for the three months ended March 31, 2004 reflects sales made to OccuLogix, L.P. prior to the acquisition of TLC Vision's 50% interest in OccuLogix, L.P.

COST OF SALES. Cost of sales increased by 257% to $299,934 for the three months ended March 31, 2005 from $84,030 for the three months ended March 31, 2004, as a result of the increase in sales from the prior period and the impact of the acquisition of TLC Vision's 50% ownership interest in OccuLogix, L.P. Cost of sales to related parties for the three months ended March 31, 2005 and 2004 were $32,479 and $57,149, respectively.

GROSS MARGIN. Gross margin on sales increased to 26% in the three months ended March 31, 2005 from a loss of 54% during the prior year period due to the acquisition of OccuLogix, L.P. (acquired on December 8, 2004). OccuLogix, L.P.'s sales to third parties, in the three months ended March 31, 2005, generated sufficient profit to result in a positive consolidated gross margin. For comparison purposes, had the Company acquired OccuLogix, L.P. on January 1, 2004, the gross margin percentage would have been 13% for the quarter ended March 31, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 21% to $2,180,713 for the three months ended March 31, 2005 from $1,804,686 for the three months ended March 31, 2004. Employee and related travel costs increased 391% to $696,727 for the three months ended March 31, 2005 from $142,008 for the three months ended March 31, 2004 due to the hiring of new employees in the third quarter of 2004. Expenses related to the utilization of professionals also increased 633% to $563,614 for the three months ended March 31, 2005 from $76,874 for the three months ended March 31 2004 due to increased legal costs to establish agreements, review and adjust existing contracts and address operational legal issues, increased costs of finance support and audit fees and costs associated with the settlement of outstanding contractual obligations. Amortization expense of the intangible assets acquired on the acquisition of TLC Vision's 50% interest in OccuLogix, L.P. was $429,167 for the three months ended March 31, 2005. There was no comparable expense in the three months ended March 31, 2004. Public company costs in the three months ended March 31, 2005 were $308,979 and include regulatory fees and costs associated with compliance with the Sarbanes-Oxley Act of 2002. There was no comparable expense in the three months ended March 31, 2004. Administrative expenses also increased 489% to $145,049 in the three months ended March 31, 2005 from $24,617 in the three months ended March 31, 2004 due to increased operational activity in the first quarter of 2005 when compared to the corresponding period in 2004. These increased costs in the three months ended March 31, 2005 were offset by the requirement to expense, in the three months ended March 31, 2004, the intrinsic value of options granted in December 2003 over the vesting period of these options. The Company estimated the intrinsic value of these options to be $15,905,400 which resulted in a monthly expense of $513,077 over the vesting period of the options resulting in an expense of $1,539,231 in the three months ended March 31, 2004. All of these options became fully vested upon the Company's initial public offering and therefore the remaining unamortized balance of stock based compensation charges as of December 31, 2003 was expensed in the year ended December 31, 2004. There was no comparable expense in the three months ended March 31, 2005.

CLINICAL AND REGULATORY EXPENSES. Clinical and regulatory expenses increased by 195% to $1,344,026 for the three months ended March 31, 2005 from $455,370 for the three months ended March 31, 2004, as a result of increased activities associated with the MIRA-1, LEARN and related clinical trials.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $385,846 for the three months ended March 31, 2005 with no comparable expense for three months ended March 31, 2004 since all sales and marketing expenses had been incurred by OccuLogix, L.P. prior to our acquisition of TLC Vision's 50% interest in OccuLogix, L.P. In the third and fourth quarters of 2004, we hired three new employees to begin establishing sales and marketing efforts to promote the use of the RHEO(TM) System in Canada and, upon FDA approval, in the United States.

OTHER INCOME (EXPENSES). Other income was $366,624 for the three months ended March 31, 2005, compared to an expense of $4,978 for the three months ended March 31, 2004. This change was due primarily to interest income of $355,043 for the three months ended March 31, 2005 due to the Company's cash, short-term investment and investment position subsequent to the initial public offering.

INCOME TAX BENEFIT. Income tax benefit of $158,792 represents the amortization of the deferred tax liability which was recorded based on the difference between the fair value of the intangible asset acquired in December 2004 and its tax basis. The deferred tax liability of $9,527,500 is being amortized over 15 years, the estimated useful life of the intangible asset. There was no corresponding tax benefit in the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations through placements of our equity securities and through borrowings from financial institutions and others. In December 2004, 5,600,000 shares of common stock were issued at $12.00 per share in connection with the initial public offering for gross cash proceeds of $67,200,000 (less issuance costs of $7,853,309).

To date, cash has been primarily utilized to finance increased infrastructural costs as well as the ongoing costs of the MIRA-1 clinical trial and more recently the LEARN trials. In the future, we expect that we will continue to use our cash resources to fund the development of our infrastructure, to complete the MIRA-1, LEARN and related clinical trials, to accumulate inventory and to undertake other commercialization activities. Cash and cash equivalents and investments (short-term investments and investments) as of March 31, 2005 was $54,281,206 compared to $60,030,552 at December 31, 2004. Working capital as of March 31, 2005 was $49,783,080, a decrease of $8,289,845 from $58,072,925 as of
December 31, 2004. The decrease in working capital is due in part to the purchase of investments, with maturities greater than one year and are classified as non-current assets, which consist of $5,385,411 in corporate and euro dollar bonds and corporate and United States federal agency notes.

We have continued to maintain our level of orders in line with supplier expectations, resulting in increased levels of inventory. In the three months ended March 31, 2005, we paid Asahi Medical a total of $1,711,710 for the purchase of 6,006 filter sets (each filter set consists of one Plasmaflo filter and one Rheofilter). This order is part of the purchase order signed with Asahi Medical in July 2004 for the purchase of 9,600 filter sets. Included in accounts payable and accrued liabilities as of March 31, 2005, is (euro)261,766 or approximately $322,189 due to MeSys GmbH for the purchase of 15 OctoNova pumps in the three months ended March 31, 2005 to meet customer requirements in 2005. On March 4, 2005, we placed an order with MeSys GmbH for the purchase of 70 OctoNova pumps representing a total commitment of (euro)1,135,330 or approximately $1,466,052 based on exchange rates as of March 31, 2005. The pumps are to be manufactured at the rate of 10 pumps per month beginning in June 2005 and shipped bi-monthly beginning in July 2005 in lots of 20, with the final shipment of 10 pumps being made in December 2005. We expect to make monthly payments to MeSys GmbH for the pumps from June 2005 as manufacturing is completed.
Increased sales and negotiated credit terms have also resulted in an increase in our accounts receivable. We have reported an increased level of prepaid expenses at March 31, 2005 representing additional advance payments to our participating MIRA-1 and LEARN clinical research organization and clinical trial sites.

With the proceeds from the initial public offering, we have been able to keep payments current to maintain positive supplier relationships. Expense accruals have decreased as payments are being made for costs associated with clinical trial activities and the initial public offering and the related corporate reorganization.

Management believes that the existing cash and cash equivalents, short term investments and investments, together with funds expected to be generated from operations will be sufficient to fund the Company's anticipated level of operations and other demands and commitments until the latter half of 2006.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

o the rate of progress, cost and results of MIRA-1, LEARN and related clinical trials;

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

Even if we receive regulatory approval for the RHEO(TM) System, we will not have significant product revenue until late 2006, at the earliest. Until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. In addition, future debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay or reduce the scope of, or eliminate, some of our commercialization efforts.

CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $5,782,064 for the three months ended March 31, 2005. Changes in net cash provided by operating activities in the period reflect a net loss of $3,281,364 adjusted for non-cash items and netted against changes in working capital. Changes in working capital in the period reflect a $189,318 increase in amounts receivable primarily from accrued interest receivable on investments, a $1,864,404 increase in inventory as we continue to maintain our order level in line with supplier expectations and a $51,217 increase in prepaid assets due to additional advance payments to a LEARN clinical research organization. Accounts payable and accrued liabilities decreased by $26,088 as payments are being made for costs associated with clinical trial activities and the initial public offering and the related corporate reorganization. Amounts due to stockholders also decreased by $357,610 with the payment of $411,829 due to TLC Vision. In addition, deferred revenue decreased by $352,004 due to the supply of 204 treatment sets, at a total purchase price of $163,710 (plus applicable taxes), to Rheo Therapeutics Inc. in the three months ended March 31, 2005. This amount was deducted from the balance of the advance payment received from Rheo Therapeutics Inc. in 2004 for the purchase of 660 treatment sets included in deferred revenue as of December 31, 2004. Also, the sale of six pumps made to Rheo Therapeutics Inc. in December 2004 for $187,200 was included in deferred revenue as the pumps were yet to be calibrated. The six pumps were calibrated in March 2005 and therefore included in revenue for the three months ended March 31, 2005.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $5,219,197 for the three months ended March 31, 2005. Cash used in investing activities during the three-month period ended March 31, 2005 included $5,385,411 for the purchase of investments and $49,215 for the purchase of fixed assets. These cash outflows are offset by $215,429 in cash associated with the sale of a portion of our short-term investments.

CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $90,970 for the three months ended March 31, 2005 and relates to the exercise of stock options for cash proceeds of $3,980 and the receipt of $171,016 as part of the balance due from stockholders from the issue of 379,284 shares of Series A Convertible Preferred Stock in 2004. In 2004, we issued 379,284 shares of Series A Convertible Preferred Stock for total cash proceeds of $1,281,841, of which $1,231,195 has been received and the balance of $50,645 was yet to be received as of March 31, 2005 and has been included in stockholders' deficiency. Fractional payout of converted shares due to preferred stockholders in the three months ended March 31, 2005 was $792. We also paid additional share issue costs of $83,234 in the three months ended March 31, 2005 in relation to our initial public offering.

SUBSEQUENT EVENTS

[a] Effective April 1, 2005, we amended our reimbursement agreement with New ATI such that the we no longer compensate New ATI in respect of any salary paid to, or benefits provided to, Mr. Cornish by New ATI. Until April 1, 2005, Mr. Cornish did not have an employment contract with and received no compensation from us directly. On April 1, 2005, Mr. Cornish entered into an employment agreement with us under which he will receive an annual base salary of $106,450 representing compensation to him for devoting 80% of his time to our business and affairs. Mr. Cornish continues to participate in our bonus plan. Mr. Cornish is one of our stockholders and our Vice President, Operations.

[b] On April 18, 2005, Gilbert S. Omenn, M.D., Ph.D. was appointed as a member of our Board of Directors. Dr. Omenn is Professor of Internal Medicine, Human Genetics, and Public Health at the University of Michigan. He served as Executive Vice President for Medical Affairs and as Chief Executive Officer of the University of Michigan Health System from 1997 to 2002. He was formerly Dean of the School of Public Health, and Professor of Medicine and Environmental Health, University of Washington, Seattle. Since 1987, he has served on the boards of directors of Amgen Inc. and of Rohm & Haas Company. He served as Associate Director, Office of Science and Technology Policy, and Associate Director, Office of Management and Budget, in the Executive Office of the President in the Carter Administration. He is a member of the Council and leader of the Plasma Proteome Project for the international Human Proteome Organization and, in 2005, became President of the American Association for the Advancement of Science for 2005-2006. Dr. Omenn is the author of over 390 research papers and scientific reviews and author/editor of 17 books. He is a member of the Institute of Medicine of the National Academy of Sciences, the American Academy of Arts and Sciences, the Association of American Physicians, and the American College of Physicians. He received the John W. Gardner Legacy of Leadership Award from the White House Fellows Association in 2004.

Adrienne L. Graves, PhD, has been a member of the Board since April 2005 and, since 2002, has been President and Chief Executive Officer of Santen Inc., a wholly-owned subsidiary of Santen Pharmaceutical Co., Ltd. Dr. Graves joined Santen Inc. in 1995 as Vice President of Clinical Affairs to initiate the company's clinical development in the U.S. Prior to joining Santen Inc., Dr. Graves spent nine years with Alcon Laboratories, Inc. ("Alcon") beginning in 1986 as a Senior Scientist. She was named Associate Director of Alcon's Clinical Science Division in 1992 and then Alcon's Director of International Ophthalmology in 1993. Dr. Graves is the author of over 30 research papers and is a member of a number of professional associations, including the Association for Research in Vision and Ophthalmology, the American Academy of Ophthalmology, the American Glaucoma Society and Women in Ophthalmology. Dr. Graves also co-founded Ophthalmic Women Leaders. She received her B.A. in psychology with honors from Brown University and her PhD in psychobiology from the University of Michigan and completed a postdoctoral fellowship in visual neuroscience at the University of Paris.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Management's Report on Internal Control Over Financial Reporting and Evaluation of Disclosure Controls and Procedures. As of the end of the three-month period ended March 31, 2005, an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

(b) Changes in Internal Control Over Financial Reporting. During the three months ended March 31, 2005, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any litigation involving us that is outstanding, threatened or pending.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 24, 2005, we issued an aggregate of 50,000 shares of Common Stock to the Center for Clinical Research as a result of the exercise of options to purchase common shares at an exercise price per share of $0.04 in consideration for cash.

On March 30, 2005, we issued an aggregate of 2,000 shares of Common Stock to Carol Jones as a result of the exercise of options to purchase common shares at an exercise price per share of $0.99 in consideration for cash.

Each of these issuances were exempt from registration under the Securities Act pursuant to Rule 701 of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has not been any default upon our senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has not been any matter submitted to a vote of the security holders during the first quarter of 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

                                Index to Exhibits

10.1 Asset Purchase Agreement between Rheogenx Biosciences Corporation and the Registrant dated as of March 28, 2005.

10.2 Agreement between the Registrant and Rheogenx Biosciences Corporation dated March 28, 2005.

10.3 Termination Agreement between the Registrant and Apheresis Technologies, Inc. dated as of March 28, 2005.

10.4 Employment Agreement between the Registrant and John Cornish dated as of April 1, 2005.

31.1 CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2 CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1 CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2 CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                     OCCULOGIX, INC.


Dated:  May 6, 2005                                  By:  /s/ Elias Vamvakas
                                                        --------------------
                                                        Elias Vamvakas
                                                        Chief Executive Officer