Form 10-Q
period 2005-06-30
OccuLogix, Inc.
filed 2005-08-09
CIK 1299139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number: 000-51030

OccuLogix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59 343 4771

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 Skymark Avenue, Unit 9, Suite 201, Mississauga, Ontario L4W 5B2

(Address of principal executive offices)

(905) 602-0887

(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date:  42,040,651 as of August 1, 2005

OccuLogix, Inc.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, “plans”, “intends” or “continue” or the negative thereof or other variations thereon or comparable terminology. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Annual Report on Form 10-K for the period ended December 31, 2004. You should not place undue reliance on our forward-looking statements, as we cannot assure you that the plans, assumptions, intentions or expectations upon which they are based will be realized. By their nature, forward-looking statements involve numerous assumptions, risks and uncertainties. Except as required by law, we undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, or the foregoing list of factors affecting this information. Unless the context indicates or requires otherwise, in this Quarterly Report on Form 10-Q, references to the “Company” shall mean OccuLogix, Inc. and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “C$” shall mean Canadian dollars. OccuLogix, Inc.

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current
Cash and cash equivalents	$11,645,229	$17,530,552
Short term investments	37,784,513	42,500,000
Amounts receivable	1,202,735	472,156
Due from related parties	―	8,226
Inventory	3,954,834	1,086,339
Prepaid expenses	556,327	480,813
Deposit	4,891	8,996
Total current assets	55,148,529	62,087,082
Fixed assets, net	422,707	367,589
Patents and trademarks, net	143,396	104,654
Intangible asset, net	24,785,529	25,643,862
Goodwill	213,397,444	213,397,444
Total assets	$293,897,605	$301,600,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$377,082	$221,063
Accrued liabilities	1,947,631	2,791,291
Deferred revenue and rent inducement	2,865	485,047
Due to related parties	103,386	―
Due to stockholders	243,016	516,756
Total current liabilities	2,673,980	4,014,157
Deferred tax liability	9,170,646	9,488,229
Total liabilities	11,844,626	13,502,386
Stockholders’ equity
Capital stock
Common stock	41,868	41,807
Par value of $0.001 per share;
Authorized: 75,000,000; Issued and outstanding:
June 30, 2005 - 41,867,318; December 31, 2004 - 41,806,768
Additional paid-in capital	336,459,318	336,063,557
Accumulated deficit	(54,448,207)	(48,007,119)
Total stockholders’ equity	282,052,979	288,098,245
Total liabilities and stockholders’ equity	$293,897,605	$301,600,631

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)
(Unaudited)

	Three months ended,
	June 30, 2005	June 30, 2004
Revenues
Sales to related parties	$14,726	$108,880
Sales to unrelated parties	583,115	—
Total revenues	597,841	108,880
Cost of goods sold
Cost of goods sold to related parties	10,757	113,932
Cost of goods sold to unrelated parties	368,098	—
Royalty costs	25,000	27,394
Total cost of goods sold	403,855	141,326
Gross margin (loss)	193,986	(32,446)
Operating expenses
General and administrative	2,199,372	1,812,872
Clinical and regulatory	1,309,989	667,086
Sales and marketing	380,061	—
	3,889,422	2,479,958
Loss from operations	(3,695,436)	(2,512,404)
Other income (expenses)
Interest income (expense)	420,980	(3,973)
Other	(44,056)	(465)
	376,923	(4,438)
Loss before income taxes	(3,318,512)	(2,516,842)
Recovery of income taxes	158,792	—
Net loss for the period	$(3,159,720)	$(2,516,842)
Weighted average number of shares outstanding - basic and diluted	41,860,288	5,082,665
Basic and diluted net loss per share	$(0.08)	$(0.50)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)
(Unaudited)

	Six months ended,
	June 30, 2005	June 30, 2004
Revenues
Sales to related parties	$78,264	$163,600
Sales to unrelated parties	923,315	―
Total revenues	1,001,579	163,600
Cost of goods sold
Cost of goods sold to related parties	43,236	171,081
Cost of goods sold to unrelated parties	610,554	―
Royalty costs	50,000	54,275
Total cost of goods sold	703,790	225,356
Gross margin (loss)	297,789	(61,756)
Operating expenses
General and administrative	4,380,086	3,617,558
Clinical and regulatory	2,654,014	1,122,456
Sales and marketing	765,907	―
	7,800,007	4,740,014
Loss from operations	(7,502,218)	(4,801,770)
Other income (expenses)
Interest income (expense)	776,022	(7,525)
Other	(32,475)	(1,891)
	743,547	(9,416)
Loss before income taxes	(6,758,671)	(4,811,186)
Recovery of income taxes	317,583	―
Net loss for the period	$(6,441,088)	$(4,811,186)
Weighted average number of shares outstanding - basic and diluted	41,835,772	5,071,354
Basic and diluted net loss per share	$(0.15)	$(0.95)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(expressed in U.S. dollars)
(Unaudited)

	Voting common stock at par value
	Number of shares issued	Value	Additional paid-in capital	Accumulated deficit	Net stockholders’ equity

December 31, 2004	41,806,768	$41,807	$336,063,557	$(48,007,119)	$288,098,245
Stock based compensation	―	―	137,087	―	137,087
Stock issued on exercise of options	60,550	61	12,384	―	12,445
Fractional payout of converted shares due to preferred stockholders	―	―	(45)	―	(45)
Subscriptions receivable	―	―	221,661	―	221,661
Share issuance costs	―	―	(88,714)	―	(88,714)
Contribution of inventory from related party	―	―	113,388	―	113,388
Net loss for the period	―	―	―	(6,441,088)	(6,441,088)
June 30, 2005	41,867,318	$41,868	$336,459,318	$(54,448,207)	$282,052,979

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Six months ended June 30,
	2005	2004

OPERATING ACTIVITIES
Net loss for the period	$(6,441,088)	$(4,811,186)
Adjustments to reconcile net loss to
cash used in operating activities:
Stock-based compensation	137,087	3,105,015
Amortization of fixed assets	40,918	19,089
Amortization of patents and trademarks	2,771	2,709
Amortization of intangibles	858,333	―
Amortization of premium/discount on short-term investments	50,669	―
Provision for subscriptions receivable	37,545
Deferred income taxes	(317,583)	―
Net change in non-cash working capital
balances related to operations	(4,888,298)	(110,030)
Cash used in operating activities	(10,519,646)	(1,794,403)

INVESTING ACTIVITIES
Proceeds from sale of short-term investments	15,250,000	―
Purchases of short-term investments	(10,585,182)
Purchases of patents and trademarks	(41,513)
Purchases of fixed assets	(96,036)	(73,541)
Cash provided by (used in) investing activities	4,527,269	(73,541)

FINANCING ACTIVITIES
Increase in long-term convertible debenture	―	1,400,000
Proceeds from the exercise of common stock options	12,445	23,217
Receipt of subscriptions receivable on the exercise of Series A
convertible preferred stock warrants	184,115	―
Fractional payout of converted shares due to preferred stockholders	(792)	―
Share issuance costs	(88,714)	―
Cash provided by financing activities	107,054	1,423,217

Net decrease in cash and cash equivalents during the period	(5,885,323)	(444,727)
Cash and cash equivalents, beginning of period	17,530,552	1,237,168
Cash and cash equivalents, end of period	$11,645,229	$792,441

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars unless otherwise stated)
June 30, 2005 (Unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). These consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of its operations for the three- and six-month periods then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of results for a full year.

The unaudited interim consolidated financial statements for the three- and six-month periods ended June 30, 2004 include certain reclassifications to conform with classifications for the three- and six-month periods ended June 30, 2005. These interim consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2004.

2.	SHORT-TERM INVESTMENTS

Short-term investments, as of June 30, 2005, include $27,250,000 of auction rate securities, which are available to support the Company’s current operations. These investments are classified as available-for-sale securities and are recorded at fair value with unrealized gains or losses reported in other comprehensive income. Due to the short time period between the reset dates of the interest rates, there are no unrealized gains or losses associated with these securities. All of the auction rate securities have contractual maturities of more than three years. The Company previously classified auction rate securities as marketable securities. In addition, as of June 30, 2005, the balance of the short-term investments also included corporate and euro dollar bonds and corporate and United States federal agency notes, with maturities of one year or less, which are classified as held-to-maturity securities and carried at amortized cost.

3.	LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Weighted average number of shares outstanding - basic	41,860,288	5,082,665	41,835,772	5,071,354
Effect of dilutive securities:
Warrants	―	960,145	―	960,145
Convertible debentures	―	3,734,555	―	3,326,921
Convertible Preferred Stock	―	3,986,106	―	3,986,106
Stock options	1,510,526	1,081,850	1,550,007	1,081,850
Weighted average number of shares - diluted	43,370,814	14,845,321	43,385,779	14,426,376

Loss per share - basic and diluted	$(0.08)	$(0.50)	$(0.15)	$(0.95)

4.	RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which revised SFAS No. 123 and supercedes Accounting Principles Board Opinion No. 25, (“APB 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Accordingly, the Company is required to adopt SFAS No. 123R beginning January 1, 2006. The Company is currently evaluating the requirements of SFAS No. 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

5.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company follows SFAS No. 123. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in APB 25 but to disclose the pro forma effects on net income (loss) as if the fair value of the options had been expensed. The Company has elected to apply APB 25 in accounting for employee stock option incentive plans.

The following table illustrates the pro forma net loss and net loss per share of common stock as if the fair value method had been applied to all awards:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss, as reported	$(3,159,720)	$(2,516,842)	$(6,441,088)	$(4,811,186)
Adjustment for APB 25	11,899	1,539,232	11,899	3,078,464
Adjustment for SFAS No. 123	(1,151,953)	(1,559,342)	(1,594,365)	(3,123,275)
Pro forma net loss	$(4,299,774)	$(2,536,952)	$(8,023,554)	$(4,855,997)

Pro forma net loss per share - basic and diluted	$(0.10)	$(0.50)	$(0.19)	$(0.96)

During the three and six months ended June 30, 2005, the Company granted 316,250 and 1,513,750 options to employees, directors and certain consultants at a weighted average exercise price of $7.88 and $8.47, respectively. These options were issued under the Company’s 2002 stock option plan. Of the 1,513,750 options granted in the six months ended June 30, 2005, 100,000 options vest equally over a period of three years from the date of grant. The balance of 1,413,750 options vests as to 100% when and if the Company receives U.S. Food and Drug Administration, or FDA, approval for the RHEO™ System before December 1, 2006, as to 80% when and if FDA approval is received between December 1, 2006 and January 31, 2007 and as to 60% when and if FDA approval is received after January 31, 2007. No options were granted during the three and six months ended June 30, 2004.

Pursuant to SFAS No. 123, the weighted average fair values of employee stock options granted during the three and six months ended June 30, 2005 were $2.82 and $3.63, respectively. The estimated fair value was determined using the Black-Scholes option pricing model.

Compensation expense associated with non-employee stock options was $83,551 and $125,188 for the three and six months ended June 30, 2005 and $9,565 and $26,553 for the three and six months ended June 30, 2004, respectively. The fair value of these options was determined using the Black-Scholes fair value options model and is included in general and administrative expenses within the consolidated statements of operations.

6.	RELATED PARTY TRANSACTIONS

The following are the Company’s related party transactions:

	June 30,	December 31,
	2005	2004

Due (to)/from:
Rheo Clinic Inc.	$(103,386)	$8,226

	$(103,386)	$8,226

One of OccuLogix, L.P.’s (the “Partnership”) primary customers is Rheo Clinic Inc., a subsidiary of TLC Vision Corporation (“TLC Vision”), for which the Partnership has reported revenues of $14,726 and $78,264 for the three and six months ended June 30, 2005, respectively, and $128,155 and $184,171 for the three and six months ended June 30, 2004, respectively. Rheo Clinic Inc. uses the RHEO™ System to treat patients for which it charges its customers (the patients) a per-treatment fee. The Company does not expect, going forward, that Rheo Clinic Inc. will be a significant source of revenue. The Company purchased TLC Vision’s 50% interest in the Partnership on December 8, 2004 and the results of the Partnership’s operations have been included in the consolidated financial statements since that date. Accordingly, the results of the Partnership’s operations for the three and six months ended June 30, 2004 are not included in the Company’s consolidated financial statements for the periods then ended.

Included in the balance due from Rheo Clinic Inc. as of June 30, 2005 and December 31, 2004 is the amount owing to the Partnership for the purchase of the components of the RHEO™ System net of the amount owing to Rheo Clinic Inc. for clinical and administrative support provided by Rheo Clinic Inc. for the Company’s MIRA-1 and related clinical trials.

TLC Vision and Diamed Medizintechnik GmbH (see note 8)

On June 25, 2003, the Company entered into agreements with TLC Vision and Diamed Medizintechnik GmbH (“Diamed”) to issue grid debentures in the maximum aggregate principal amount of $12,000,000. $7,000,000 of the aggregate principal amount was convertible into shares of common stock of the Company at a price of $0.98502 per share, and $5,000,000 was non-convertible.  On December 8, 2004, as part of the corporate reorganization relating to the Company’s initial public offering, the Company issued 7,106,454 shares of common stock to TLC Vision and Diamed, upon conversion of $7,000,000 aggregate principal amount of convertible debentures.

The $5,000,000 portion of the $12,000,000 commitment which was not convertible into the Company’s common stock was not advanced, and the commitment was terminated prior to the completion of the initial public offering.

Collectively, as at June 30, 2005, TLC Vision and Diamed control at least a combined 56.03% of the equity interest in the Company on a fully diluted basis.

The Company is economically dependent on Diamed to control the supply of the OctoNova pumps used in the RHEO™ System. The Company believes that the OctoNova pump is a critical component in the RHEO™ System.

Included in amounts due to stockholders as of June 30, 2005 and December 31, 2004 are $123,555 and $473,929, respectively, owing to TLC Vision for its payment of the salaries and related benefits of certain employees of the Company and for computer and administrative support.

Asahi Medical Co., Ltd.

The Company is party to a distributorship agreement with Asahi Medical Co., Ltd. (“Asahi Medical”) pursuant to which Asahi Medical supplies the filter products used in the RHEO™ System.

The Company is economically dependent on Asahi Medical to continuously provide filters and believes that the filter products provided by Asahi Medical are a critical component in the RHEO™ System. In the event the Company is not able to obtain regulatory approval for the RHEO™ System from the FDA and other necessary approvals in the territories for which the Company has distribution rights by December 31, 2006, Asahi Medical can terminate the distributorship agreement.

The Company receives free inventory from Asahi Medical for purposes of the MIRA-1 and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company pays for the same filters for commercial sales. The value of the free inventory received was $113,388 and $146,905 as at June 30, 2005 and December 31, 2004, respectively.

Mr. Hans Stock (see note 7)

On February 21, 2002, the Company entered into an agreement with Mr. Stock as a result of his assistance in procuring a distributor agreement for the filter products used in the RHEO™ System from Asahi Medical. Mr. Stock agreed to further assist the Company in procuring new product lines from Asahi Medical for marketing and distribution by the Company. The agreement will remain effective for a term consistent with the term of the distributorship agreement with Asahi Medical and Mr. Stock will receive a 5% royalty payment on the purchase of the filters from Asahi Medical. Royalty payments made to Mr. Stock in respect of products supplied to the Company from Asahi Medical in the three- and six-month periods ended June 30, 2005 and 2004 were $106,961, $142,614, $2,394 and $4,275, respectively.

Under its October 25, 2004 patent license and royalty agreement with Mr. Stock, pursuant to which the Company obtained an exclusive license to U.S. Patent No. 6,245,038, the Company is required to make royalty payments, totaling 1.5% of product sales, to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaced and amended and restated prior agreements with Mr. Stock. Payments made under this agreement and predecessor agreements for the three- and six-month periods ended June 30, 2005 and 2004 were $12,500, $25,000, $12,500 and $25,000, respectively.

Apheresis Technologies, Inc.

On May 1, 2002, the Company entered into an exclusive distribution services agreement with Apheresis Technologies Inc. (“ATI”), a company controlled by certain stockholders of the Company pursuant to which the Company pays ATI 5% of the Company’s cost of components of the RHEO™ System. Under this agreement, ATI is the exclusive provider of warehousing, order fulfillment, shipping, billing services and customer service related to shipping and billing to the Company.

On July 30, 2004, the Company amended its distribution services agreement with ATI such that the Company would have the sole discretion as to when the agreement would terminate. In consideration of this amendment, the Company agreed to pay ATI $100,000 on the successful completion of the Company’s initial public offering. On January 18, 2005, the Company paid ATI $100,000 as provided for in the amended distribution services agreement. On March 28, 2005, the Company terminated its distribution services agreement with ATI.

Other

Effective April 1, 2005, the Company terminated its reimbursement agreement with ATI such that the Company no longer compensates ATI in respect of any salary paid to, or benefits provided to, Mr. Cornish by ATI. Until April 1, 2005, Mr. Cornish did not have an employment contract with the Company and received no compensation from the Company directly. On April 1, 2005, Mr. Cornish entered into an employment agreement with the Company under which he will receive an annual base salary of $106,450, representing compensation to him for devoting 80% of his time to the business and affairs of the Company. Effective June 1, 2005,  the Company amended its employment agreement with Mr. Cornish such that he will receive an annual base salary of $113,103, representing compensation to him for devoting 85% of his time to the business and affairs of the Company. Mr. Cornish continues to participate in the Company’s bonus plan. Mr. Cornish is one of the Company’s stockholders and the Company’s Vice President, Operations.

Effective January 1, 2004, the Company entered into a rental agreement with a related party whereby the Company will lease space from Cornish Properties Corporation at $2,745 per month. The term of the lease extends to December 31, 2005. In the three- and six-month periods ended June 30, 2005 and 2004, the Company paid Cornish Properties Corporation $8,235, $16,470, $8,235 and $16,470, respectively. Amounts are paid monthly.

Effective June 25, 2003, Elias Vamvakas, the Chairman of TLC Vision, became the Chairman, the Chief Executive Officer and the Secretary of the Company and the President and the Secretary of the General Partner of the Partnership. 500,000 options issued to Mr. Vamvakas in December 2003 were accounted for in accordance with APB 25. The Company estimated the intrinsic value of these options granted to Mr. Vamvakas to be approximately $5,880,000. Management estimated the fair value of the underlying common stock based on management’s estimate of the Company’s value. The intrinsic value of the options is being amortized over the vesting period. However, upon the successful completion of the Company’s initial public offering, the options vested immediately, and therefore, any unvested compensation expense was expensed immediately. The impact of this stock compensation expense for the three- and six-month periods ended June 30, 2005 and 2004 was nil, nil, $569,032 and $1,138,064, respectively.

In addition, the Company entered into a consultancy and non-competition agreement on July 1, 2003 with the Center for Clinical Research, which requires the Company to pay a fee of $5,000 per month. In the year ended December 31, 2003, the related party agreed to forego the payment of $75,250 due to him in exchange for options to purchase 20,926 shares of common stock of the Company at an exercise price of $0.13. In addition, the related party also agreed to the repayment of the balance of $150,500 due to him at $7,500 per month beginning in July 2003. Included in accounts payable as at June 30, 2005 and December 31, 2004 are nil and $15,500, respectively, due to the related party. On April 18, 2005, the Company’s Board of Directors authorized the increase of the fee payable to the related party from $5,000 to $15,000 per month effective January 1, 2005, the payment of a one-time bonus of $200,000 upon successful FDA approval of the RHEO™ System and the grant of 60,000 options to the related party at an exercise price of $7.15. These options are expected to fully vest on successful FDA approval of the RHEO™ System. This resulted in a consulting expense for the three- and six-months ended June 30, 2005 of $45,000 and $90,000, respectively.

On September 29, 2004, the Partnership signed a product purchase agreement with Veris Health Services Inc. (“Veris”) formerly Rheo Therapeutics Inc. (an Ontario, Canada corporation), for the purchase from the Partnership of 8,004 treatment sets over the period from October 2004 to December 2005, a transaction valued at $6,003,000, after introductory rebates. Subject to availability, the purchaser may order up to an additional 2,000 treatment sets. However, due to delays in opening its planned number of clinics throughout Canada, Veris will no longer require the contracted number of treatment sets in the period. OccuLogix has agreed to the original pricing for the reduced number of treatment sets required in the period. Dr. Machat, who is an investor in and one of the directors of Veris, was a co-founder and former director of TLC Vision. As of June 30, 2005, the Partnership had received a total of $557,400 from Veris. Included in amounts receivable as at June 30, 2005 and December 31, 2004 are $839,696 and $322,920, respectively, due from Veris for the purchase of additional pumps and treatment sets, the payment of which is expected to be made by August 31, 2005.

On March 28, 2005, the Company entered into a supply and co-marketing agreement with Rheogenx Biosciences Corporation (“Rheogenx”), an unrelated party, for the supply of pumps and disposable treatment sets to Rheogenx and its affiliates, including PhereSys Therapeutics Corporation (“PhereSys”), Rheogenx’s wholly-owned subsidiary. Under this agreement, the Company will provide marketing support for PhereSys’ mobile apheresis business upon obtaining FDA approval to market the RHEO™ System in the United States. In connection with entering into this agreement, the Company also entered into an asset purchase agreement with Rheogenx on March 28, 2005 to effectively terminate the patent, know-how and trademark rights to non-ophthalmic indications for RHEO™ in North America which the Company had previously licensed to Rheogenx. The purchase price of the assets under the asset purchase agreement was $10.

7.	DUE TO STOCKHOLDERS

	June 30,	December 31,
	2005	2004

Due to:
TLC Vision Corporation	$123,555	$473,929
Other stockholders	119,461	42,827

	$243,016	$516,756

Included in amounts due to stockholders as at June 30, 2005 and December 31, 2004 are $123,555 and $473,929, respectively, owing to TLC Vision for its payment of the salaries and related benefits of certain employees of the Company and for computer and administrative support.

Included in the balance due to other stockholders as of June 30, 2005 and December 31, 2004 are $119,461 and $42,827, respectively, due to Mr. Hans Stock as royalty fees (note 6).

8.	COMMITMENTS

On July 22, 2004, the Company placed a purchase order with Asahi Medical for filter sets (each filter set consists of one Plasmaflo filter and one Rheofilter) representing a total commitment of $2,736,000. As of June 30, 2005, a full payment has been made to Asahi Medical on the above purchase order, with 78% of the filter sets having been received as at June 30, 2005.

On March 4, 2005, the Company placed an order with MeSys GmbH for the purchase of OctoNova pumps representing a total commitment of €1,135,330 or approximately $1,369,549 based on exchange rates as of June 30, 2005. The pumps are to be manufactured throughout the remainder of 2005, with the final shipment of pumps being made in December 2005. The Company expects to make monthly payments to MeSys GmbH for the pumps as manufacturing is completed.

9.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Six months ended
	June 30,
	2005	2004

Due to/from related parties	$111,612	$(150,491)
Amounts receivable	(730,579)	(9,076)
Inventory	(2,755,107)	(74,471)
Prepaid expenses	(75,514)	7,353
Deposit	4,105	―
Accounts payable and accrued liabilities	(686,894)	131,043
Deferred revenue and rent inducement	(482,182)	―
Due to stockholders	(273,740)	(14,388)

	$(4,888,299)	$(110,030)

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Six months ended
	June 30,
	2005	2004

Non-cash investing and financing activities - Free inventory	$113,388	$159,360

10.	SUBSEQUENT EVENTS

On July 29, 2005, the Company finalized an agreement with Rheo Clinic Inc. (a subsidiary of TLC Vision) to purchase fixed assets and intellectual property valued at C$61,812 to be used for the Company’s clinical trial activities. The Company has also agreed to share equally in losses incurred by Rheo Clinic Inc., to a maximum of C$28,952, for assets that Rheo Clinic Inc. is not able to dispose of. The Company agreed to reimburse Rheo Clinic Inc. for that proportion of the costs incurred by Rheo Clinic Inc. deemed applicable to clinical trial activities for the period from October 1, 2004 to June 30, 2005. The amount to be reimbursed, by the Company to Rheo Clinic Inc., up to June 30, 2005, has been calculated to be C$281,581 and is consistent with amounts included in the Company’s expenses for the same period up to June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an ophthalmic therapeutic company founded to commercialize innovative treatments for eye diseases, including age-related macular degeneration, or AMD. Our product, the RHEO™ System, is used to perform Rheopheresis, a procedure that selectively removes molecules from plasma and which is designed to treat Dry AMD, the most common form of the disease. Shortly after our inception, we focused on commercializing therapeutic apheresis, including the opening and operation of the Rheotherapy Center, which generated revenues of $900,200 and $1,277,800 for the fiscal years ended June 30, 1999 and 1998 respectively. In 1999, the FDA’s Office of Compliance issued a directive notifying the Rheotherapy Center that any further conducting of therapeutic apheresis would need to be conducted under the authority of an Investigational Device Exemption filed with the FDA which resulted in the closure of the Rheotherapy Center. Subsequent to the closure of the Rheotherapy Center, our focus changed primarily to conducting clinical trials and seeking regulatory approval for the RHEO™ System. In September 1999, we received an Investigational Device Exemption from the FDA to begin a pivotal clinical trial, MIRA-1, for the RHEO™ System. Between early 2000 and August 2001, we enrolled 98 patients in MIRA-1. In August 2001, due to financial constraints, we downsized and temporarily suspended the enrollment of new patients. However, we continued to follow up with the existing patients enrolled in MIRA-1. In late 2001, with permission of the FDA, we submitted for independent third party analysis data for the 43 enrolled patients for whom we had collected complete 12-month post-treatment data sets. The results of this data analysis were used to support our efforts to secure additional financing.

In 2002 and 2003, we received a net aggregate of $5,951,870 of additional financing from Diamed, TLC Vision and other investors. As a result of this incremental funding, in October 2003, we hired new management and began screening additional patients for enrollment in MIRA-1. In addition, in 2003, we began limited commercialization of the RHEO™ System in three clinics in Canada.

In September 2004, we signed an agreement with Veris Health Services Inc., formerly Rheo Therapeutics Inc., a private Canadian company, which has agreed to purchase approximately 8,000 treatment sets, and an estimated 20 OctoNova pumps by the end of 2005, with an option to purchase up to an additional 2,000 treatment sets, subject to availability. Veris Health Services Inc. operates three commercial treatment centers where RHEO™ therapy is offered, and we believe that it plans to open additional centers in various Canadian cities. Dr. Jeffrey Machat, who is an investor in and one of the directors of Veris Health Services Inc., was a co-founder and former director of TLC Vision.

On December 8, 2004, we purchased TLC Vision’s 50% interest in OccuLogix, L.P., which resulted in OccuLogix, L.P. becoming a wholly-owned subsidiary of us. Accordingly, 100% of the results of OccuLogix, L.P.’s operations are included in our consolidated financial statements since that date. We believe that our value resides solely in OccuLogix, L.P. to which we licensed all of the distribution and marketing rights for the RHEO™ System for ophthalmic indications to which we are entitled. Prior to the acquisition, our only profit stream has come from our share of OccuLogix, L.P. earnings. Our acquisition of TLC Vision’s 50% ownership interest in OccuLogix, L.P. has transferred the earnings potential for sales of the RHEO™ System entirely to us.

In December 2004, 5,600,000 shares of our common stock at $12.00 per share were issued in connection with our initial public offering for gross cash proceeds of $67,200,000 (less issuance costs of $7,858,789).

As of December 31, 2004, we had enrolled a total of 185 patients in MIRA-1 which completes the enrollment phase of MIRA-1, exceeding our goal of enrolling 180 subjects by December 31, 2004. All subjects have completed the treatment phase of the study. As of June 30, 2005, we have collected complete 12-month post-treatment data sets for 116 of these patients. Of the remaining 69 patients, 53 are in the process of follow-up and 16 subjects will not result in complete data sets. We intend to derive the required 150 complete 12-month post-treatment data sets from our enrolled subjects. As of December 31, 2004, we had also submitted to the FDA the first three of four modules of the PMA filing, the non-clinical portion. We intend to submit the fourth module, which consists of all of the clinical data, to the FDA in the first quarter of 2006.

RECENT DEVELOPMENTS

On May 17, 2005, John Y. Caloz was appointed our Chief Financial Officer and Treasurer, effective June 1, 2005. Mr. Caloz succeeds William (Bill) G. Dumencu who remains with the Company as our Vice President, Finance. Mr. Caloz has provided senior financial leadership over many years in the life sciences sector, serving most recently as Chief Financial Officer for IRIS International Inc., a Chatsworth, CA-based medical device manufacturer, from 2001 to 2004. Before joining IRIS, he was Chief Financial Officer of San Francisco, CA-based Synarc, Inc., a startup medical imaging services company with operations in the U.S. and Europe. From 1993 to 1999, he was Senior Vice President, Finance and Chief Financial Officer of Phoenix International Life Sciences Inc. of Montreal, QC and Irvine, CA, a TSX and NASDAQ listed contract research organization that was acquired by MDS Inc. in 1999. Mr. Caloz was a partner at Rooney, Greig, Whitrod, Filion & Assoc. of Saint Laurent, QC, a firm of Chartered Accountants specializing in R&D and high tech companies, from 1983 to 1993. Mr. Caloz, a Chartered Accountant, holds a B.A. in Accounting from York University, Toronto, ON.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004

Revenues. Revenues increased by 449% to $597,841 for the three months ended June 30, 2005 from $108,880 for the three months ended June 30, 2004. This increase was due to sales of treatment sets and pumps to Veris Health Services Inc. of $577,200 in the period and also reflects the impact of the acquisition of TLC Vision’s 50% ownership interest in OccuLogix, L.P. Included in revenues for the three months ended June 30, 2005, were sales made to Rheo Clinic Inc., a subsidiary of TLC Vision and a related party, for which we reported revenues of $14,726 in the period. We do not expect that Rheo Clinic Inc. will be a significant source of revenue going forward. The reported revenues for the three months ended June 30, 2004 reflect sales made to OccuLogix, L.P. prior to the acquisition of TLC Vision’s 50% interest in OccuLogix, L.P.

Cost of Sales and Gross Margin. Cost of sales increased by 186% to $403,855 for the three months ended June 30, 2005 from $141,326 for the three months ended June 30, 2004, as a result of the increase in sales from the prior period and the impact of the acquisition of TLC Vision’s 50% ownership interest in OccuLogix, L.P. Cost of sales to Rheo Clinic Inc., a related party, in the three months ended June 30, 2005 was $10,757.

Gross margin on sales increased to $193,986 in the three months ended June 30, 2005 from a loss of $32,446 during the prior year period due to the acquisition of OccuLogix, L.P. on December 8, 2004. OccuLogix, L.P.’s sales to third parties, in the three months ended June 30, 2005, generated sufficient profit to result in a positive consolidated gross margin. Gross profit from sales as a percentage of sales increased to 32% for the three months ended June 30, 2005 from a loss of 30% for the comparative 2004 period. On a pro forma basis, had the Company acquired OccuLogix, L.P. on January 1, 2004, the gross margin percentage would have been 25% for the three months ended June 30, 2004. The Company’s gross margins are affected by product mix. As our customers’ treatment sites are established, they will purchase a continuous supply of disposable treatment sets for which the margins are much higher.

General and Administrative Expenses. General and administrative expenses were $2,199,372 for the three months ended June 30, 2005 from $1,812,872 an increase of 21% for the three months ended June 30, 2004. This increase is due to the hiring of several key executives and employees in the third quarter of 2004, increased professional fees to establish agreements, review and adjust existing contracts, the fees associated with compliance with Section 404 of the Sarbanes Oxley Act of 2002 as well as other public company costs, and amortization expense of the intangible assets acquired on the purchase of TLC Vision’s 50% interest in OccuLogix, L.P. These increased costs were offset by the requirement to expense, in the six months ended June 30, 2004, the intrinsic value of options granted in December, 2003 over the vesting period of these options. All of these options became fully vested upon the Company’s initial public offering and therefore the remaining unamortized balance of stock based compensation charges as of December 31, 2003 was expensed in the year ended December 31, 2004. There was, therefore, no comparable expense in the three months ended June 30, 2005.

Clinical and Regulatory Expenses. Clinical and regulatory expenses were $1,309,989 for the three months ended June 30, 2005, an increase of 96% from $667,086 for the three months ended June 30, 2004, as a result of increased activities associated with the MIRA-1, LEARN and related clinical trials.

Sales and Marketing Expenses. Sales and marketing expenses were $380,061 for the three months ended June 30, 2005 with no comparable expense for the three months ended June 30, 2004 since all sales and marketing expenses had been incurred by OccuLogix, L.P. prior to our acquisition of TLC Vision’s 50% interest in OccuLogix, L.P. In the third and fourth quarters of 2004, we hired three new employees to begin establishing sales and marketing efforts to promote the use of the RHEO™ System in Canada and, upon FDA approval, in the United States.

Other Income (Expenses). Other income was $376,923 for the three months ended June 30, 2005, compared to an expense of $4,438 for the three months ended June 30, 2004. This change was due primarily to interest income earned in the current period due to the Company’s cash and short-term investment position subsequent to the initial public offering.

Income Tax Recovery. Income tax recovery of $158,792 for the three months ended June 30, 2005 represents the amortization of the deferred tax liability which was recorded based on the difference between the fair value of the intangible asset acquired in December 2004 and its tax basis. The deferred tax liability of $9,527,500 is being amortized over 15 years, the estimated useful life of the intangible asset. There was no corresponding tax recovery in the three months ended June 30, 2004.

Six Months Ended June 30, 2005 and 2004

Revenues. Revenues increased by 512% to $1,001,579 for the six months ended June 30, 2005 from $163,600 for the six months ended June 30, 2004. This increase was due to sales of treatment sets and pumps to Veris Health Services Inc. of $917,400 in the period and reflects the impact of the acquisition of TLC Vision’s 50% ownership interest in OccuLogix, L.P. Included in revenues for the six months ended June 30, 2005 are sales made to Rheo Clinic Inc., for which we have reported revenues of $78,264 in the period. We do not expect that Rheo Clinic Inc. will be a significant source of revenue going forward.

Cost of Sales and Gross Margin. Gross margin on sales increased to 30% in the six months ended June 30, 2005 from a loss of 38% during the prior year period due to the acquisition of OccuLogix, L.P. on December 8, 2004. OccuLogix, L.P.’s sales to third parties in the six months ended June 30, 2005 generated sufficient profit to result in a positive consolidated gross margin. On a pro forma basis, had the Company acquired OccuLogix, L.P. on January 1, 2004, the gross margin percentage would have been 29% for the six months ended June 30, 2004. The Company’s gross margins are affected by product mix. As our customers’ treatment sites are established, they are expected to purchase a continuous supply of disposable treatment sets for which the margins are much higher.

General and Administrative Expenses. General and administrative expenses were $4,380,086 for the six months ended June 30, 2005 an increase of 21% from $3,617,558 for the six months ended June 30, 2004. This increase is due to the hiring of several key executives and employees in the third quarter of 2004, increased professional fees to establish agreements, review and adjust existing contracts, the fees associated with compliance with Section 404 of the Sarbanes Oxley Act of 2002 as well as other public company costs, and amortization expense of the intangible assets acquired on the purchase of TLC Vision’s 50% interest in OccuLogix, L.P. These increased costs in the six months ended June 30, 2004 were offset by the requirement to expense the intrinsic value of options granted in December, 2003 over the vesting period of these options. All of these options became fully vested upon the Company’s initial public offering and therefore the remaining unamortized balance of stock based compensation charges as of December 31, 2003 was expensed in the year ended December 31, 2004. There was, therefore, no comparable expense in the six months ended June 30, 2005.

Clinical and Regulatory Expenses. Clinical and regulatory expenses were $2,654,014 for the six months ended June 30, 2005, an increase of 136% from $1,122,456 for the six months ended June 30, 2004, as a result of increased activities associated with the MIRA-1, LEARN and related clinical trials.

Sales and Marketing Expenses. Sales and marketing expenses were $765,907 for the six months ended June 30, 2005 with no comparable expense for six months ended June 30, 2004, since all sales and marketing expenses had been incurred by OccuLogix, L.P. prior to our acquisition of TLC Vision’s 50% interest in OccuLogix, L.P. In the third and fourth quarters of 2004, we hired three new employees to begin establishing sales and marketing efforts to promote the use of the RHEO™ System in Canada and, upon FDA approval, in the United States.

Other Income (Expenses). Other income was $743,547 for the six months ended June 30, 2005, compared to an expense of $9,416 for the six months ended June 30, 2004. This change was due primarily to interest income earned for the six months ended June 30, 2005 due to the Company’s cash and short-term investment position subsequent to the initial public offering.

Income Tax Recovery. Income tax of $317,583 for the six months ended June 30, 2005 represents the amortization of the deferred tax liability which was recorded based on the difference between the fair value of the intangible asset acquired in December 2004 and its tax basis. The deferred tax liability of $9,527,500 is being amortized over 15 years, the estimated useful life of the intangible asset. There was no corresponding tax benefit in the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

In December 2004, the Company raised $67,200,000 of gross cash proceeds (less issuance costs of $7,858,789) in an initial public offering. Immediately prior to the offering, the primary source of the Company’s liquidity was cash raised through the issuance of debentures.

To date, cash has been primarily utilized to finance increased infrastructural costs, to accumulate inventory and to fund ongoing costs of the MIRA-1 clinical trial and more recently the LEARN trials. In the future, we expect that we will continue to use our cash resources to fund the development of our infrastructure, to complete the MIRA-1, LEARN and other clinical trials, to accumulate inventory and to undertake other commercialization activities. Cash and cash equivalents and short-term investments as at June 30, 2005 were $49,429,742 compared to $60,030,552 as at December 31, 2004. Working capital as of June 30, 2005 was $52,474,549, a decrease of $5,598,376 from $58,072,925 as at December 31, 2004.

Management believes that the existing cash and cash equivalents and short term investments, together with funds expected to be generated from operations, will be sufficient to fund the Company’s anticipated level of operations and other demands and commitments through 2006.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress, cost and results of the MIRA-1, LEARN and related clinical trials;

•	our ability to obtain FDA approval to market and sell the RHEO™ System in the United States and the timing of such approval;

•	whether government and third-party payors agree to reimburse treatments using the RHEO™ System;

•	the costs and timing of building the infrastructure and manufacturing capacity to market and sell the RHEO™ System;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of establishing sales, marketing and distribution capabilities; and

•	the effect of competing technological and market developments.

Even if we receive regulatory approval for the sale of the RHEO™ System in the United States, we will not have significant product revenue until late 2006, at the earliest. Until we can generate a sufficient amount of revenue, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. In addition, future debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay or reduce the scope of, or eliminate, some of our commercialization efforts.

Cash Used in Operating Activities

Net cash used in operating activities was $10,519,646 for the six months ended June 30, 2005. Changes in net cash provided by operating activities in the period reflect a net loss of $6,441,088 adjusted for non-cash items of $809,741 and netted against changes in working capital of $4,888,299. Non-cash items are made up primarily of the amortization of intangibles, fixed assets, patents and trademarks and the premium/discounts on investments of $952,691 netted by applicable deferred income taxes of $317,583. Additional non-cash items result from stock-based compensation expense of $137,087 and the provision for doubtful collections of subscriptions receivable of $37,546. Changes in working capital in the period reflect a $730,579 increase in amounts receivable primarily from accrued interest receivable on investments and amounts due from Veris Health Services Inc. for the purchase of treatment sets and pumps, a $2,755,107 increase in inventory as we continue to maintain our order level in line with supplier expectations and a $75,514 increase in prepaid expenses. Amounts due to related parties increased by $111,612 primarily due to the amount owed to Rheo Clinic Inc. for clinical and administrative support provided by Rheo Clinic Inc. Accounts payable and accrued liabilities decreased by $686,894 as payments are being made for costs associated with clinical trial activities and the initial public offering and the related corporate reorganization. Amounts due to stockholders also decreased by $273,740 with the payment of $411,829 due to TLC Vision. In addition, deferred revenue decreased by $482,182 due to the shipment of treatment sets.

Cash Provided by Investing Activities

Net cash provided by investing activities was $4,527,269 for the six months ended June 30, 2005, resulting from the net sale of short-term investments of $4,664,818, offset by cash used to protect and maintain patents and trademarks in the amount of $41,513 and the purchase of fixed assets of $96,036 ($73,541 in the prior comparative period).

Cash Provided by Financing Activities

Net cash provided by financing activities was $107,054 for the six months ended June 30, 2005 and relates to the exercise of stock options for cash proceeds of $12,445 ($23,217 in the comparative 2004 period) and the receipt of $184,115 as part of the balance due from stockholders from the exercise of warrants. We also paid additional share issue costs of $88,714 in the six months ended June 30, 2005 in relation to our initial public offering.

SUBSEQUENT EVENTS

On July 29, 2005, the Company finalized an agreement with Rheo Clinic Inc. to purchase fixed assets and intellectual property valued at C$61,812 to be used for the Company's clinical trial activities and other purposes.  The Company agreed to share equally in losses incurred by Rheo Clinic Inc., to a maximum of C$28,952, for assets that Rheo Clinic Inc. is not able to dispose of.  The Company agreed to reimburse Rheo Clinic Inc. for that proportion of the costs incurred by Rheo Clinic Inc. deemed applicable to clinical trial activities for the period from October 1, 2004 to June 30, 2005. The amount to be reimbursed over that period has been calculated to be C$281,581 and is consistent with amounts included in the Company's expenses for the same period.

RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, FASB issued SFAS No. 123R “Share-Based Payment”, which revised SFAS No. 123 and supercedes APB 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R is effective at the beginning of the first interim or annual period beginning June 15, 2005. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Accordingly, the Company is required to adopt SFAS No. 123R beginning January 1, 2006. The Company is currently evaluating the requirements of SFAS No. 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are in U.S. dollars or are linked to the U.S. dollar, while a portion of our expenses are in Canadian dollars and euros. We cannot predict any future trends in the exchange rate of the Canadian dollar or euro against the U.S. dollar. Any strengthening of the Canadian dollar or euro in relation to the U.S. dollar would increase the U.S. dollar cost of our operations and would affect our U.S. dollar measured results of operations. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk. We believe this will minimize our market risk.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Management’s Report on Internal Control Over Financial Reporting and Evaluation of Disclosure Controls and Procedures. As of the end of the six-month period ended June 30, 2005, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by our principal executive officer (the “CEO”) and principal financial officer (the “CFO”). Based upon that evaluation, the CEO and the CFO have concluded that as of the end of that fiscal period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Limitations on the Effectiveness of Controls. The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. However, the Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of more controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected.

(c) Changes in Internal Control Over Financial Reporting. During the six-month period ended June 30, 2005, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 15, 2005, we issued an aggregate of 8,550 shares of Common Stock to Don Strickland as a result of the exercise of options to purchase common shares at an exercise price per share of $0.99 in consideration for cash.

Each of these issuances was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 701 thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has not been any default upon our senior securities.

ITEM 4. SUB

MISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 24, 2005, the Company held its 2005 Annual Meeting of Stockholders. At the Annual Meeting, the following matters were submitted to a vote of stockholders:

1.	The following seven individuals were nominated and elected to serve as directors of the Company:

Elias Vamvakas	FOR: WITHHOLD AUTHORITY:	37,500,893 3,400
Thomas N. Davidson	FOR: WITHHOLD AUTHORITY:	37,500,893 3,400
Jay T. Holmes	FOR: WITHHOLD AUTHORITY:	37,500,893 3,400
Richard Lindstrom	FOR: WITHHOLD AUTHORITY:	37,500,893 3,400
Georges Noël	FOR: WITHHOLD AUTHORITY:	37,500,893 3,400
Gilbert S. Omenn	FOR: WITHHOLD AUTHORITY:	37,500,893 3,400
Adrienne L. Graves	FOR: WITHHOLD AUTHORITY:	37,500,893 3,400

2.
The holders of 37,496,622 shares of common stock voted in favour of, 2,000 voted against and 5,671 abstained from voting with respect to the ratification of the selection of Ernst & Young LLP, auditors, to serve as independent accountants of the Company for the fiscal year ending December 31, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

10.1	Settlement Agreement among the registrant, David Crain Eldridge and David C. Eldridge O.D., P.C. dated as of May 20, 2005.
10.2	Employment Agreement between John Caloz and the registrant dated as of May 18, 2005.
10.3	Amending Agreement between the Registrant and John Cornish, dated as of June 1, 2005, amending the Employment Agreement between the Registrant and John Cornish dated as of April 1, 2005.
10.4	Amending Agreement between the Registrant and Thomas P. Reeves, dated as of July 1, 2005, amending the Employment Agreement between the Registrant and Thomas P. Reeves dated August 2004.
14.1	Code of Conduct of the Registrant.
14.2	Complaint and Reporting Procedures of the Registrant.
31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
32.1	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

OCCULOGIX, INC.

Date: August 8, 2005	By:	/s/ Elias Vamvakas

Elias Vamvakas
Chief Executive Officer