Form 10-Q
period 2005-09-30
OccuLogix, Inc.
filed 2005-11-10
CIK 1299139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

(905) 602-0887
(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes    No X

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date:  42,060,853 as of October 28, 2005

Special Note Regarding Forward-Looking Statements

PART I.     FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
Item 2.      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3.     Quantitative And Qualitative Disclosures About Market Risk
Item 4.     Controls And Procedures

PART II.     OTHER INFORMATION
Item 1.     Legal Proceedings
Item 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds
Item 3.     Defaults Upon Senior Securities
Item 4.     Submission Of Matters To A Vote Of Security Holders
Item 5.     Other Information
Item 6.     Exhibits

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, “plans”, “intends” or “continue” or the negative thereof or other variations thereon or comparable terminology. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-Q, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in our Annual Report on Form 10-K for the period ended December 31, 2004. You should not place undue reliance on our forward-looking statements, as we cannot assure you that the plans, assumptions, intentions or expectations upon which they are based will be realized. By their nature, forward-looking statements involve numerous assumptions, risks and uncertainties. Except as required by law, we undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, or the foregoing list of factors affecting this information. Unless the context indicates or requires otherwise, in this Quarterly Report on Form 10-Q, references to the “Company” shall mean OccuLogix, Inc. and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “C$” shall mean Canadian dollars. OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current
Cash and cash equivalents	$13,389,777	$17,530,552
Short term investments	32,435,056	42,500,000
Amounts receivable	942,384	472,156
Due from related parties	―	8,226
Inventory	5,951,552	1,086,339
Prepaid expenses	442,163	480,813
Deposit	4,891	8,996
Total current assets	53,165,823	62,087,082
Fixed assets, net	452,390	367,589
Patents and trademarks, net	115,606	104,654
Intangible asset, net	24,356,361	25,643,862
Goodwill	213,397,444	213,397,444
Total assets	$291,487,624	$301,600,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$128,321	$221,063
Accrued liabilities	2,683,637	2,791,291
Deferred revenue and rent inducement	1,722	485,047
Due to related parties	6,718	―
Due to stockholders	143,114	516,756
Total current liabilities	2,963,512	4,014,157
Deferred tax liability	9,011,854	9,488,229
Total liabilities	11,975,366	13,502,386
Stockholders’ equity
Capital stock
Common stock	42,041	41,807
Par value of $0.001 per share;
Authorized: 75,000,000; Issued and outstanding:
September 30, 2005 - 42,040,651; December 31, 2004 - 41,806,768
Additional paid-in capital	336,772,338	336,063,557
Accumulated deficit	(57,302,121)	(48,007,119)
Total stockholders’ equity	279,512,258	288,098,245
Total liabilities and stockholders’ equity	$291,487,624	$301,600,631
See accompanying notes to interim consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)
(Unaudited)
	Three months ended,
	September 30, 2005	September 30, 2004
Revenues
Sales to unrelated parties	$629,001	$—
Sales to related parties	3,329	25,773
Total revenues	632,330	25,773
Cost of goods sold
Cost of goods sold to unrelated parties	312,210	—
Cost of goods sold to related parties	—	13,228
Royalty costs	25,000	25,855
Total cost of goods sold	337,210	39,083
Gross margin (loss)	295,120	(13,310)
Operating expenses
General and administrative	2,225,136	2,059,080
Clinical and regulatory	1,140,273	970,010
Sales and marketing	324,696	22,454
	3,690,105	3,051,544
Loss from operations	(3,394,985)	(3,064,854)
Other income (expenses)
Interest income (expense)	411,370	(4,605)
Other	(25,996)	(14,510)
	385,374	(19,115)
Loss before income taxes	(3,009,611)	(3,083,970)
Recovery of income taxes	155,697	—
Net loss for the period	$(2,853,914)	$(3,083,970)
Weighted average number of shares outstanding - basic and diluted	41,982,057	5,287,267
Basic and diluted net loss per share	$(0.07)	$(0.58)
See accompanying notes to interim consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)
(Unaudited)
	Nine months ended,
	September 30, 2005		September 30, 2004
Revenues
Sales to unrelated parties	$1,552,316	$	―
Sales to related parties	81,593		189,373
Total revenues	1,633,909		189,373
Cost of goods sold
Cost of goods sold to unrelated parties	922,764		―
Cost of goods sold to related parties	43,236		184,309
Royalty costs	75,000		80,130
Total cost of goods sold	1,041,000		264,439
Gross margin (loss)	592,909		(75,066)
Operating expenses
General and administrative	6,605,222		5,676,639
Clinical and regulatory	3,794,287		2,092,466
Sales and marketing	1,090,603		22,454
	11,490,112		7,791,559
Loss from operations	(10,897,203)		(7,866,625)
Other income (expenses)
Interest income (expense)	1,187,392		(12,130)
Other	(58,471)		(16,402)
	1,128,921		(28,532)
Loss before income taxes	(9,768,282)		(7,895,157)
Recovery of income taxes	473,280		―
Net loss for the period	$(9,295,002)		$(7,895,157)
Weighted average number of shares outstanding - basic and diluted	41,884,829		5,143,408
Basic and diluted net loss per share	$(0.22)		$(1.54)
See accompanying notes to interim consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(expressed in U.S. dollars)
(Unaudited)
	Voting common stock at par value		Additional paid-in capital	Accumulated deficit	Net stockholders’ equity
	Number of shares issued	Value

December 31, 2004	41,806,768	$ 41,807	$ 336,063,557	$ (48,007,119)	$ 288,098,245
Stock based compensation	―	―	216,239	―	216,239
Common Stock issued on exercise of options	233,883	234	186,252	―	186,486
Fractional payout of converted shares due to preferred stockholders	―	―	(45)	―	(45)
Subscriptions receivable	―	―	221,661	―	221,661
Share issuance costs	―	―	(88,714)	―	(88,714)
Contribution of inventory from related party	―	―	173,388	―	173,388
Net loss for the period	―	―	―	(9,295,002)	(9,295,002)
September 30, 2005	42,040,651	$ 42,041	$ 336,772,338	$ (57,302,121)	$ 279,512,258
See accompanying notes to interim consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)
	Nine months ended September 30,
	2005	2004

OPERATING ACTIVITIES
Net loss for the period	$(9,295,002)	$(7,895,157)
Adjustments to reconcile net loss to
cash used in operating activities:
Stock-based compensation	216,239	4,654,261
Amortization of fixed assets	68,923	29,762
Amortization of patents and trademarks	4,224	4,094
Amortization of intangibles	1,287,501	―
Amortization of premium/discount on short-term investments	100,126	―
Loss (gain) on sale of fixed assets	―	(6,000)
Provision for subscriptions receivable	34,927
Deferred income taxes	(476,375)	―
Net change in non-cash working capital
balances related to operations	(6,160,969)	141,395
Cash used in operating activities	(14,220,407)	(3,071,645)

INVESTING ACTIVITIES
Proceeds on sale of fixed assets	―	6,000
Proceeds from sale of short-term investments	20,550,000	―
Purchases of short-term investments	(10,585,182)	―
Purchases of patents and trademarks	(15,176)	(4,353)
Purchases of fixed assets	(153,724)	(170,528)
Cash provided by (used in) investing activities	9,795,918	(168,881)

FINANCING ACTIVITIES
Increase in long-term convertible debenture	―	2,450,000
Deferred share issue costs	―	(685,867)
Proceeds from the exercise of common stock options	186,486	107,442
Proceeds from the exercise of common stock warrants	―	134,480
Proceeds from the exercise of Series A convertible preferred stock warrants	―	764,239
Receipt of subscriptions receivable on the exercise of Series A
convertible preferred stock warrants	186,734	―
Fractional payout of converted shares due to preferred stockholders	(792)	―
Share issuance costs	(88,714)	―
Cash provided by financing activities	283,714	2,770,294

Net decrease in cash and cash equivalents during the period	(4,140,775)	(470,232)
Cash and cash equivalents, beginning of period	17,530,552	1,237,168
Cash and cash equivalents, end of period	$13,389,777	$766,936
See accompanying notes to interim consolidated financial statements

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars unless otherwise stated)
September 30, 2005 (Unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). These consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of its operations for the three- and nine-month periods then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of results for a full year.

The unaudited interim consolidated financial statements for the three- and nine-month periods ended September 30, 2004 include certain reclassifications to conform with classifications for the three- and nine-month periods ended September 30, 2005. These interim consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2004.

2.	SHORT-TERM INVESTMENTS

Short-term investments, as of September 30, 2005, include $21,950,000 of auction rate securities, which are available to support the Company’s current operations. These investments are classified as available-for-sale securities and are recorded at fair value with unrealized gains or losses reported in other comprehensive income. Due to the short time period between the reset dates of the interest rates, there are no unrealized gains or losses associated with these securities. All of the auction rate securities have contractual maturities of more than three years. The Company previously classified auction rate securities as marketable securities in the Company’s latest annual report on Form 10-K. In addition, as of September 30, 2005, the balance of the short-term investments also included corporate and euro dollar bonds and corporate and United States federal agency notes, with maturities of one year or less, which are classified as held-to-maturity securities and carried at amortized cost.

3.	LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Weighted average number of shares outstanding - basic	41,982,057	5,287,267	41,884,829	5,143,408
Effect of dilutive securities:
Warrants	―	199,723	―	706,671
Convertible debentures	―	4,640,671	―	3,770,586
Convertible Preferred Stock	―	4,510,744	―	4,160,986
Stock options	1,415,542	875,701	1,498,728	875,701
Weighted average number of shares - diluted	43,397,599	15,514,106	43,383,557	14,657,352
Loss per share - basic and diluted	$(0.07)	$(0.58)	$(0.22)	$(1.54)

4.	RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which revised SFAS No. 123 and supercedes Accounting Principles Board Opinion No. 25 (“APB 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Accordingly, the Company is required to adopt SFAS No. 123R beginning January 1, 2006. The Company is currently evaluating the requirements of SFAS No. 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”).  SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be excluded from the cost of inventory and expensed as incurred. Additionally, SFAS No. 151 requires that the allocation of fixed overheads be based on the normal capacity of the production facilities. SFAS No.151 is effective for fiscal years commencing after June 15, 2005. Accordingly, the Company is required to adopt SFAS No. 151 beginning January 1, 2006.  The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated results of operations and financial position.

5.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company follows SFAS No. 123. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or continue to follow the intrinsic value method set forth in APB 25 but to disclose the pro forma effects on net income (loss) as if the fair value of the options had been expensed. The Company has elected to apply APB 25 in accounting for employee stock option incentive plans.

The following table illustrates the pro forma net loss and net loss per share of common stock as if the fair value method had been applied to all awards:
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,853,914)	$(3,083,971)	$(9,295,002)	$(7,895,157)
Adjustment for APB 25	(11,899)	1,539,232	—	4,617,693
Adjustment for SFAS No. 123	(1,100,686)	(1,561,637)	(2,695,051)	(4,684,912)
Pro forma net loss	$(3,966,499)	$(3,106,376)	$(11,990,053)	$(7,962,376)
Pro forma net loss per share - basic and diluted	$(0.09)	$(0.59)	$(0.29)	$(1.55)

During the nine months ended September 30, 2005, the Company granted 1,513,750 options to employees, directors and certain consultants at a weighted average exercise price of $8.47. These options were issued under the Company’s 2002 stock option plan. Of the 1,513,750 options granted in the nine months ended September 30, 2005, 100,000 options vest equally over a period of three years from the date of grant. The balance of 1,413,750 options vests as to 100% when and if the Company receives U.S. Food and Drug Administration, or FDA, approval for the RHEO™ System before December 1, 2006, as to 80% when and if FDA approval is received between December 1, 2006 and January 31, 2007 and as to 60% when and if FDA approval is received after January 31, 2007. No options were granted during the three months ended September 30, 2005 and the three and nine months ended September 30, 2004.

Pursuant to SFAS No. 123, the weighted average fair value of employee stock options granted during the nine months ended September 30, 2005 was $3.53. The estimated fair value was determined using the Black-Scholes option pricing model.

Compensation expense associated with non-employee stock options was $91,051 and $216,239 for the three and nine months ended September 30, 2005 and $10,016 and $36,568 for the three and nine months ended September 30, 2004, respectively. The fair value of these options was determined using the Black-Scholes fair value options model and is included in general and administrative expenses within the consolidated statements of operations.

6.	RELATED PARTY TRANSACTIONS

The following are the Company’s related party transactions:
	September 30,	December 31,
	2005	2004
Due (to)/from:
Rheo Clinic Inc.	$(6,718)	$8,226

	$(6,718)	$8,226

One of OccuLogix, L.P.’s (the “Partnership”) primary customers was Rheo Clinic Inc., a subsidiary of TLC Vision Corporation (“TLC Vision”), for which the Partnership has reported revenues of $3,329 and $81,593 for the three and nine months ended September 30, 2005, respectively, and $159,393 and $343,564 for the three and nine months ended September 30, 2004, respectively. Rheo Clinic Inc. used the RHEO™ System to treat patients for which it charged its customers (the patients) a per-treatment fee. The Company purchased TLC Vision’s 50% interest in the Partnership on December 8, 2004, and the results of the Partnership’s operations have been included in the consolidated financial statements since that date. Accordingly, the results of the Partnership’s operations for the three and nine months ended September 30, 2004 are not included in the Company’s consolidated financial statements for the periods then ended.

Included in the balance due to/from Rheo Clinic Inc. as of September 30, 2005 and December 31, 2004 is the amount owing to the Partnership for the purchase of the components of the RHEO™ System, net of the amount owing to Rheo Clinic Inc. for clinical and administrative support provided by Rheo Clinic Inc. for the Company’s MIRA-1 and other clinical trials. Rheo Clinic Inc. will not be a source of revenue, going forward, as it has ceased the treatment of commercial patients. On July 29, 2005, the Company entered into an agreement with Rheo Clinic Inc. to purchase fixed assets and intellectual property valued at C$61,812 to be used for the Company’s clinical trial activities and other purposes. The Company agreed to share equally in losses incurred by Rheo Clinic Inc., to a maximum of C$28,952, for assets that Rheo Clinic Inc. is not able to dispose of. The Company reimbursed Rheo Clinic Inc. C$281,581, which amount represented that proportion of the costs incurred by Rheo Clinic Inc. deemed applicable to clinical trial activities for the period from October 1, 2004 to June 30, 2005.

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

Collectively, as at September 30, 2005, TLC Vision and Diamed control at least a combined 56.03% of the equity interest in the Company on a fully diluted basis.

The Company is economically dependent on Diamed to control the supply of the OctoNova pumps used in the RHEO™ System. The Company believes that the OctoNova pump is a critical component in the RHEO™ System.

Included in amounts due to stockholders as of September 30, 2005 and December 31, 2004 are $62,898 and $473,929, respectively, owing to TLC Vision for its payment of the salaries and related benefits of certain employees of the Company and for computer and administrative support.

Asahi Medical Co., Ltd.

The Company is party to a distributorship agreement with Asahi Medical Co., Ltd. (“Asahi Medical”) pursuant to which Asahi Medical supplies the filter products used in the RHEO™ System. This agreement, amended effective October 17, 2005, provides the Company with, among other things, distribution rights in certain territories in which the Company did not have rights previously.

The Company is economically dependent on Asahi Medical to continuously provide filters and believes that the filter products provided by Asahi Medical are a critical component in the RHEO™ System. In the event the Company is not able to obtain regulatory approval for the RHEO™ System from the FDA and other necessary approvals in certain of the territories for which the Company has distribution rights by December 31, 2006, Asahi Medical can terminate the distributorship agreement.

The Company receives free inventory from Asahi Medical for purposes of the MIRA-1 and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company pays for the same filters for commercial sales. The value of the free inventory received was $173,388 and $146,905 as at September 30, 2005 and December 31, 2004, respectively.

Mr. Hans Stock (see note 7)

On February 21, 2002, the Company entered into an agreement with Mr. Stock as a result of his assistance in procuring a distributor agreement for the filter products used in the RHEO™ System from Asahi Medical. Mr. Stock agreed to further assist the Company in procuring new product lines from Asahi Medical for marketing and distribution by the Company. The agreement will remain effective for a term consistent with the term of the distributorship agreement with Asahi Medical, and Mr. Stock will receive a 5% royalty payment on the purchase of the filters from Asahi Medical. Royalty payments made or owing to Mr. Stock in respect of products supplied to the Company from Asahi Medical in the three- and nine-month periods ended September 30, 2005 and 2004 were $67,716, $210,330, $855 and $5,130, respectively.

Under its October 25, 2004 patent license and royalty agreement with Mr. Stock, pursuant to which the Company obtained an exclusive license to U.S. Patent No. 6,245,038, the Company is required to make royalty payments, totaling 1.5% of product sales, to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaced, amended and restated prior agreements with Mr. Stock. Payments made under this and predecessor agreements for the three- and nine-month periods ended September 30, 2005 and 2004 were $12,500, $37,500, $12,500 and $37,500, respectively.

Apheresis Technologies, Inc.

On May 1, 2002, the Company entered into an exclusive distribution services agreement with Apheresis Technologies Inc. (“ATI”), a company controlled by certain stockholders of the Company pursuant to which the Company paid ATI 5% of the Company’s cost of components of the RHEO™ System. Under this agreement, ATI was the exclusive provider of warehousing, order fulfillment, shipping, billing services and customer service related to shipping and billing to the Company. This agreement was terminated on March 28, 2005.

Other

Effective September 1, 2005, the Company entered into a consulting agreement with AMD Medical Services Inc. ("AMD"), a corporation of which Irving Siegel, the Vice President, Clinical Affairs of the Company, is a beneficial owner, director and officer.  Pursuant to this consulting agreement, AMD provides medical services to the Company in general support and furtherance of the clinical trial activities of the Company.  The fees payable by the Company under this consulting agreement consist of a monthly fee of Cdn.$6,250 and an additional daily fee of Cdn.$1,000 for each physician who provides medical services for each day on which such physician provides medical services.

Effective April 1, 2005, the Company terminated its reimbursement agreement with ATI such that the Company no longer compensates ATI in respect of any salary paid to, or benefits provided to, Mr. Cornish by ATI. Until April 1, 2005, Mr. Cornish did not have an employment contract with the Company and received no compensation from the Company directly. On April 1, 2005, Mr. Cornish entered into an employment agreement with the Company under which he has been receiving an annual base salary of $106,450, representing compensation to him for devoting 80% of his time to the business and affairs of the Company. Effective June 1, 2005, the Company amended its employment agreement with Mr. Cornish such that he has been receiving an annual base salary of $113,103, representing compensation to him for devoting 85% of his time to the business and affairs of the Company. Mr. Cornish continues to participate in the Company’s bonus plan. Mr. Cornish is one of the Company’s stockholders and the Company’s Vice President, Operations.

Effective January 1, 2004, the Company entered into a rental agreement with a related party whereby the Company has been leasing space from Cornish Properties Corporation, a corporation controlled by Mr. Cornish, at $2,745 per month. The term of the lease extends to December 31, 2005. In the three- and nine-month periods ended September 30, 2005 and 2004, the Company paid Cornish Properties Corporation $8,235, $24,705, $8,235 and $24,705, respectively. Amounts are paid monthly, and no balance is owing as at September 30, 2005 and December 31, 2004.

Effective June 25, 2003, Elias Vamvakas, the Chairman of TLC Vision, became the Chairman, the Chief Executive Officer and the Secretary of the Company and the President and the Secretary of the General Partner of the Partnership. 500,000 options issued to Mr. Vamvakas in December 2003 were accounted for in accordance with APB 25. The Company estimated the intrinsic value of these options granted to Mr. Vamvakas to be approximately $5,880,000. Management estimated the fair value of the underlying common stock based on management’s estimate of the Company’s value. The intrinsic value of the options is being amortized over the vesting period. However, upon the successful completion of the Company’s initial public offering, the options vested immediately, and therefore, any unvested compensation expense was expensed immediately and therefore did not impact the results for the nine-month period ended September 30, 2005. The impact of this stock compensation expense for the three- and nine-month periods ended September 30, 2005 and 2004 was nil, nil, $569,032 and $1,707,097, respectively.

In addition, the Company entered into a consultancy and non-competition agreement on July 1, 2003 with the Center for Clinical Research, which requires the Company to pay a fee of $5,000 per month. In the year ended December 31, 2003, the related party agreed to forego the payment of $75,250 due to it in exchange for options to purchase 20,926 shares of common stock of the Company at an exercise price of $0.13. In addition, the Center for Clinical Research also agreed to the repayment of the balance of $150,500 due to it at $7,500 per month beginning in July 2003. Included in accounts payable as at September 30, 2005 and December 31, 2004 are nil and $15,500, respectively, due to the related party. In April, 2005, the Company authorized the increase of the fee payable to the related party from $5,000 to $15,000 per month effective January 1, 2005, the payment of a one-time bonus of $200,000 upon FDA approval of the RHEO™ System and the grant of 60,000 options, approved by the board on April 18, 2005,to the related party at an exercise price of $7.15. These options vest on FDA approval of the RHEO™ System. This resulted in a consulting expense for the three- and nine-months ended September 30, 2005 of $69,646 and $180,185, respectively, of which $24,646 and $45,185 related to the amortization of stock options.

On September 29, 2004, the Partnership signed a product purchase agreement with Veris Health Services Inc. (“Veris”) (formerly Rheo Therapeutics Inc.) for the purchase from the Partnership of 8,004 treatment sets over the period from October 2004 to December 2005, a transaction valued at $6,003,000, after introductory rebates. However, due to delays in opening its planned number of clinics throughout Canada, Veris will no longer require the contracted number of treatment sets in the period. OccuLogix has agreed to the original pricing for the reduced number of treatment sets required in the period. Dr. Machat, who is an investor in and one of the directors of Veris, was a co-founder and former director of TLC Vision. As of September 30, 2005, the Partnership had received a total of $1,560,806 from Veris. Included in amounts receivable as at September 30, 2005 and December 31, 2004 are $513,901 and $322,920, respectively, due from Veris for the purchase of additional pumps and treatment sets, the payment of which is expected before the end of the current fiscal year.

On March 28, 2005, the Company entered into a supply and co-marketing agreement with Rheogenx Biosciences Corporation (“Rheogenx”), an unrelated party, for the supply of pumps and disposable treatment sets to Rheogenx and its affiliates, including PhereSys Therapeutics Corporation (“PhereSys”), Rheogenx’s wholly-owned subsidiary. Under this agreement, the Company will provide marketing support for PhereSys’ mobile apheresis business upon obtaining FDA approval to market the RHEO™ System in the United States. In connection with entering into this agreement, the Company also entered into an asset purchase agreement with Rheogenx on March 28, 2005 to effectively terminate the patent, know-how and trademark rights to non-ophthalmic indications for the RHEO™ treatment in North America which the Company had previously licensed to Rheogenx. The purchase price of the assets under the asset purchase agreement was $10.

7.	DUE TO STOCKHOLDERS
	September 30,	December 31,
	2005	2004
Due to:
TLC Vision Corporation	$62,898	$473,929
Other stockholders	80,216	42,827

	$143,114	$516,756

Included in amounts due to stockholders as at September 30, 2005 and December 31, 2004 are $62,898 and $473,929, respectively, owing to TLC Vision for its payment of the salaries and related benefits of certain employees of the Company and for computer and administrative support.

The balance due to other stockholders as of September 30, 2005 and December 31, 2004 is $80,216 and $42,827, respectively, and are amounts due to Mr. Hans Stock for royalty fees (note 6).

8.	COMMITMENTS

On March 4, 2005, the Company placed an order with MeSys GmbH (“MeSys”) for the purchase of 70 OctoNova pumps representing a total commitment of €1,135,330 or approximately $1,367,278 based on exchange rates as of September 30, 2005. The pumps are to be manufactured throughout the remainder of 2005, with the final shipment of pumps being made in December 2005. The Company expects to make monthly payments to MeSys for the pumps as manufacturing is completed. As of September 30, 2005, a total payment of €327,170 or approximately $410,524 had been made to MeSys on the above purchase order for 20 OctoNova pumps, all of which have been received as at September 30, 2005.

9.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:
	Nine months ended September 30,
	2005	2004

Due to/from related parties	$14,944	$(196,120)
Amounts receivable	(470,228)	(62,547)
Inventory	(4,691,825)	(489,986)
Prepaid expenses	38,650	(5,018)
Deposit	4,105	―
Accounts payable and accrued liabilities	(199,647)	829,461
Deferred revenue and rent inducement	(483,325)	―
Due to stockholders	(373,642)	65,605

	$(6,160,969)	$141,395

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:
	Nine months ended
	September 30,
	2005	2004
Non-cash investing and financing activities
Free inventory	$173,388	$159,870
Cashless exercise of warrants to purchase shares of Series A convertible preferred stock	―	1,269,845

10.	SUBSEQUENT EVENTS

None.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an ophthalmic therapeutic company founded to commercialize innovative treatments for eye diseases, including age-related macular degeneration, or AMD. Our product, the RHEO™ System, is used to perform the Rheopheresis™ procedure, a procedure that selectively removes molecules from plasma and which is designed to treat Dry AMD, the most common form of the disease. Shortly after our inception, we focused on commercializing therapeutic apheresis, including the opening and operation of the Rheotherapy Center, which generated revenues of $900,200 and $1,277,800 for the fiscal years ended June 30, 1999 and 1998 respectively. In 1999, the FDA’s Office of Compliance issued a directive notifying the Rheotherapy Center that any further conducting of therapeutic apheresis would need to be conducted under the authority of an Investigational Device Exemption filed with the FDA which resulted in the closure of the Rheotherapy Center. Subsequent to the closure of the Rheotherapy Center, our focus changed primarily to conducting clinical trials and seeking regulatory approval for the RHEO™ System. In September 1999, we received an Investigational Device Exemption from the FDA to begin a pivotal clinical trial, MIRA-1, for the RHEO™ System. Between early 2000 and August 2001, we enrolled 98 patients in MIRA-1. In August 2001, due to financial constraints, we downsized and temporarily suspended the enrollment of new patients. However, we continued to follow up with the existing patients enrolled in MIRA-1. In late 2001, with permission of the FDA, we submitted for independent third party analysis data for the 43 enrolled patients for whom we had collected complete 12-month post-treatment data sets. The results of this data analysis were used to support our efforts to secure additional financing.

In 2002 and 2003, we received a net aggregate of $5,951,870 of additional financing from Diamed, TLC Vision and other investors. As a result of this incremental funding, in October 2003, we hired new management and began screening additional patients for enrollment in MIRA-1. In addition, in 2003, we began limited commercialization of the RHEO™ System in three clinics in Canada.

On September 29, 2004, the Partnership signed a product purchase agreement with Veris Health Services Inc. (“Veris”) formerly Rheo Therapeutics Inc. (an Ontario, Canada corporation), for the purchase from the Partnership of 8,004 treatment sets over the period from October 2004 to December 2005, a transaction valued at $6,003,000, after introductory rebates. However, due to delays in opening its planned number of clinics throughout Canada, Veris will no longer require the contracted number of treatment sets in the period. OccuLogix has agreed to the original pricing for the reduced number of treatment sets required in the period. As at September 30th, Veris operated three commercial treatment centers where RHEO™ therapy is offered, opened a fourth in October, and we believe that it plans to open additional centers in various Canadian cities. Dr. Jeffrey Machat, who is an investor in and one of the directors of Veris, was a co-founder and former director of TLC Vision.

On December 8, 2004, we purchased TLC Vision’s 50% interest in OccuLogix, L.P., which resulted in OccuLogix, L.P. becoming a wholly-owned subsidiary of us. Accordingly, 100% of the results of OccuLogix, L.P.’s operations are included in our consolidated financial statements since that date. We believe that our value resides solely in OccuLogix, L.P. to which we licensed all of the distribution and marketing rights for the RHEO™ System for ophthalmic indications to which we are entitled. Prior to the acquisition, our only profit stream came from our share of OccuLogix, L.P. earnings. Our acquisition of TLC Vision’s 50% ownership interest in OccuLogix, L.P. has transferred the earnings potential for sales of the RHEO™ System entirely to us.

In December 2004, 5,600,000 shares of our common stock at $12.00 per share were issued in connection with our initial public offering for gross cash proceeds of $67,200,000 (less issuance costs of $7,858,789).

As of December 31, 2004, we had enrolled a total of 185 patients in MIRA-1 which completes the enrollment phase of MIRA-1, exceeding our goal of enrolling 180 subjects by December 31, 2004. All subjects have completed the treatment phase of the study. As of September 30, 2005, we have collected complete 12-month post-treatment data sets for 135 of these patients. Of the remaining 50 patients, 35 are in the process of follow-up and 16 subjects will not result in complete data sets. We intend to derive the required 150 complete 12-month post-treatment data sets from our enrolled subjects. As of December 31, 2004, we had also submitted to the FDA the first three of four modules of the PMA filing, the non-clinical portion. The Company and the FDA have agreed on a Statistical Analysis Plan and a Filing Plan with respect to our Pre-Market Approval Application (“PMA”) for the RHEO™ System. We intend to file with the FDA, in the first quarter of 2006, only one PMA clinical module following completion of the twelve-month data collection.

RECENT DEVELOPMENTS

None

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

Revenues. Revenues increased by 2,353% to $632,330 for the three months ended September 30, 2005 from $25,773 for the three months ended September 30, 2004. This increase was due primarily to sales of treatment sets to Veris of $621,000 as well as revenue from the recalibration of pumps and the training of Veris employees on the operation of the pumps of $8,000 in the three-month period. The reported revenues for the three months ended September 30, 2004 reflect sales made to OccuLogix, L.P. prior to the acquisition of TLC Vision’s 50% interest in OccuLogix, L.P.

Cost of Sales and Gross Margin. Cost of sales increased by 763% to $337,210 for the three months ended September 30, 2005 from $39,083 for the three months ended September 30, 2004, as a result of the increase in sales from the prior period and the impact of the acquisition of TLC Vision’s 50% ownership interest in OccuLogix, L.P.

Gross margin on sales increased to $295,120 for the three months ended September 30, 2005 from a loss of $13,310 during the comparative prior year period due to the acquisition of OccuLogix, L.P. on December 8, 2004. Gross profit from sales as a percentage of sales increased to 47% for the three months ended September 30, 2005 from a loss of 52% for the comparative 2004 period. On a pro forma basis, had the Company acquired OccuLogix, L.P. on January 1, 2004, the gross margin percentage would have been 36% for the three months ended September 30, 2004. The Company’s gross margins are affected by product mix. As our customers’ treatment sites are established, they will purchase a continuous supply of disposable treatment sets for which the margins are much higher.

General and Administrative Expenses. General and administrative expenses were $2,225,136 for the three months ended September 30, 2005, an increase of 8% from $2,059,080 for the comparative prior year period. This increase is due to increased professional fees to establish agreements, review and adjust existing contracts, the fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as well as other public company costs, the hiring of several key executives and employees part way through the third quarter of 2004, and amortization expense of the intangible assets acquired on the purchase of TLC Vision’s 50% interest in OccuLogix, L.P. These costs in the three months ended September 30, 2004, were primarily due to the requirement to expense the intrinsic value of options granted in December, 2003 over the vesting period of these options. All of these options became fully vested upon the Company’s initial public offering, and, therefore, the remaining unamortized balance of stock based compensation charges as of December 31, 2003 was expensed in the year ended December 31, 2004. Therefore, there was no comparable expense in the three months ended September 30, 2005.

Clinical and Regulatory Expenses. Clinical and regulatory expenses were $1,140,273 for the three months ended September 30, 2005, an increase of 18% from $970,010 for the three months ended September 30, 2004, as a result of increased activities associated with the MIRA-1, LEARN and other clinical trials.

Sales and Marketing Expenses. Sales and marketing expenses were $324,696 for the three months ended September 30, 2005, an increase of 1,346% from $22,454 for the three months ended September 30, 2004 since virtually all sales and marketing expenses had been incurred by OccuLogix, L.P. prior to our acquisition of TLC Vision’s 50% interest in OccuLogix, L.P. In the third and fourth quarters of 2004, we hired three new employees to begin establishing sales and marketing efforts to promote the use of the RHEO™ System in Canada and, upon FDA approval, in the United States.

Other Income (Expenses). Other income was $385,374 for the three months ended September 30, 2005, compared to an expense of $19,116 for the three months ended September 30, 2004. This change was due primarily to interest income earned in the current period as a result of the Company’s cash and short-term investment position following the raising of capital in the Company’s initial public offering.

Income Tax Recovery. Income tax recovery of $155,697 for the three months ended September 30, 2005 represents the amortization of the deferred tax liability which was recorded based on the difference between the fair value of the intangible asset acquired in December 2004 and its tax basis. The deferred tax liability of $9,527,500 is being amortized over 15 years, the estimated useful life of the intangible asset. There was no corresponding tax recovery in the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 and 2004

Revenues. Revenues increased by 763% to $1,633,909 for the nine months ended September 30, 2005 from $189,373 for the nine months ended September 30, 2004. This increase was due to sales of treatment sets and pumps to Veris of $1,552,316 in the period and reflects the impact of the acquisition of TLC Vision’s 50% ownership interest in OccuLogix, L.P. Included in revenues for the nine months ended September 30, 2005 are sales made to Rheo Clinic Inc., for which we have reported revenues of $81,593 in the period. We do not expect that Rheo Clinic Inc. will be a significant source of revenue going forward.

Cost of Sales and Gross Margin. Cost of sales increased by 294% to $1,041,000 for the nine months ended September 30, 2005 from $264,439 for the nine months ended September 20, 2004, as a result of the increase in sales from the prior period and the impact of the acquisition of TLC Vision's 50% ownership interest in Occulogix, L.P.

Gross margin on sales increased to 36% in the nine months ended September 30, 2005 from a loss of 40% during the prior year period due to the acquisition of OccuLogix, L.P. on December 8, 2004. On a pro forma basis, had the Company acquired OccuLogix, L.P. on January 1, 2004, the gross margin percentage would have been 32% for the nine months ended September 30, 2004. The Company’s gross margins are affected by product mix. As our customers’ treatment sites are established, they are expected to purchase a continuous supply of disposable treatment sets for which the margins are much higher.

General and Administrative Expenses. General and administrative expenses were $6,605,222 for the nine months ended September 30, 2005 an increase of 16% from $5,676,639 for the nine months ended September 30, 2004. This increase is due to increased professional fees to establish agreements, review and adjust existing contracts, the fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as well as other public company costs, the hiring of several key executives and employees part way through the third quarter of 2004, and amortization expense of the intangible assets acquired on the purchase of TLC Vision’s 50% interest in OccuLogix, L.P. These costs in the nine months ended September 30, 2004 were primarily due to the requirement to expense the intrinsic value of options granted in December, 2003 over the vesting period of these options. All of these options became fully vested upon the Company’s initial public offering and therefore the remaining unamortized balance of stock based compensation charges as of December 31, 2003 was expensed in the year ended December 31, 2004. Therefore, there was no comparable expense in the nine months ended September 30, 2005.

Clinical and Regulatory Expenses. Clinical and regulatory expenses were $3,794,287 for the nine months ended September 30, 2005, an increase of 81% from $2,092,466 for the nine months ended September 30, 2004, as a result of increased activities associated with the MIRA-1, LEARN and other clinical trials.

Sales and Marketing Expenses. Sales and marketing expenses were $1,090,603 for the nine months ended September 30, 2005 an increase of 4,757% from $22,454 for the nine months ended September 30, 2004, since virtually all sales and marketing expenses had been incurred by OccuLogix, L.P. prior to our acquisition of TLC Vision’s 50% interest in OccuLogix, L.P. In the third and fourth quarters of 2004, we hired three new employees to begin establishing sales and marketing efforts to promote the use of the RHEO™ System in Canada and, upon FDA approval, in the United States.

Other Income (Expenses). Other income was $1,128,921 for the nine months ended September 30, 2005, compared to an expense of $28,532 for the nine months ended September 30, 2004. This change was due primarily to interest income earned for the nine months ended September 30, 2005 as a result of the Company’s cash and short-term investment position following the raising of capital in the Company’s initial public offering.

Income Tax Recovery. Income tax of $473,280 for the nine months ended September 30, 2005 represents the amortization of the deferred tax liability which was recorded based on the difference between the fair value of the intangible asset acquired in December 2004 and its tax basis. The deferred tax liability of $9,527,500 is being amortized over 15 years, the estimated useful life of the intangible asset. There was no corresponding tax benefit in the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

In December 2004, the Company raised $67,200,000 of gross cash proceeds (less issuance costs of $7,858,789) in an initial public offering. Immediately prior to the offering, the primary source of the Company’s liquidity was cash raised through the issuance of debentures.

To date, cash has been primarily utilized to finance increased infrastructural costs, to accumulate inventory and to fund ongoing costs of the MIRA-1 clinical trial and more recently the LEARN trials. In the future, we expect that we will continue to use our cash resources to fund the development of our infrastructure, to complete the MIRA-1, LEARN and other clinical trials, to accumulate inventory and to undertake other commercialization activities. Cash and cash equivalents and short-term investments as at September 30, 2005 were $45,825,833 compared to $60,030,552 as at December 31, 2004. Working capital as at September 30, 2005 was $50,202,311, a decrease of $7,870,614 from $58,072,925 as at December 31, 2004.

Management believes that the existing cash and cash equivalents and short-term investments will be sufficient to fund the Company’s anticipated level of operations and other demands and commitments into 2007.

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
  the costs and timing of strengthening the infrastructure to market and sell the RHEO™ System;
  the ability of our suppliers to continue to supply pumps and filter products;
  the continued success of our ongoing and future clinical trials;
  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
  the effect of competing technological and market developments.
Even if we receive regulatory approval for the sale of the RHEO™ System in the United States, we will not have significant product revenue until late 2006, at the earliest. Until such a time where we can generate a sufficient amount of revenue, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. In addition, future debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay or reduce the scope of, or eliminate, some of our commercialization efforts.

Cash Used in Operating Activities

Net cash used in operating activities was $14,220,407 for the nine months ended September 30, 2005. Changes in net cash provided by operating activities in the period reflect a net loss of $9,295,002 adjusted for non-cash items of $1,235,564 and netted against changes in working capital of $6,160,969. Non-cash items are made up primarily of the amortization of intangibles, fixed assets, patents and trademarks and the premium/discounts on investments of $1,460,773, netted by applicable deferred income taxes of $476,375. Additional non-cash items result from stock-based compensation expense of $216,239 and the provision for doubtful collections of subscriptions receivable of $34,927. Changes in working capital in the period reflect a $470,228 increase in amounts receivable primarily from accrued interest receivable on investments and amounts due from Veris for the purchase of treatment sets and pumps, a $4,691,826 increase in inventory as we continue to maintain our order level in line with supplier expectations and a $38,650 decrease in prepaid expenses. Amounts due to related parties increased by $14,944 primarily due to the amount owed to Rheo Clinic Inc. for clinical and administrative support it provided. Accounts payable and accrued liabilities decreased by $199,647 as payments are being made for costs associated with the Company’s activities and the related corporate reorganization. Amounts due to stockholders also decreased by $373,642 with the payment of $411,829 due to TLC Vision. In addition, deferred revenue decreased by $483,325 due to the shipment of treatment sets.

Cash Provided by Investing Activities

Net cash provided by investing activities was $9,795,918 for the nine months ended September 30, 2005, resulting from the net sale of short-term investments of $9,964,818, offset by cash used to protect and maintain patents and trademarks in the amount of $15,176 and the purchase of fixed assets of $153,724.

Cash Provided by Financing Activities

Net cash provided by financing activities was $283,714 for the nine months ended September 30, 2005 and is a result of the exercise of stock options for cash proceeds of $186,486 and the receipt of $186,734 as part of the balance due from stockholders from the exercise of warrants, offset by additional share issue costs of $88,714 in the nine months ended September 30, 2005 in relation to our initial public offering.

SUBSEQUENT EVENTS

None.

RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment”, which revised SFAS No. 123 and supercedes APB 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R is effective at the beginning of the first interim or annual period beginning June 15, 2005. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Accordingly, the Company is required to adopt SFAS No. 123R beginning January 1, 2006. The Company is currently evaluating the requirements of SFAS No. 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”).  SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be excluded from the cost of inventory and expensed as incurred. Additionally, SFAS No. 151 requires that the allocation of fixed overheads be based on the normal capacity of the production facilities. SFAS No.151 is effective for fiscal years commencing after June 15, 2005. Accordingly, the Company is required to adopt SFAS No. 151 beginning January 1, 2006.  The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated results of operations and financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Management’s Report on Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures. As of the end of the nine-month period ended September 30, 2005, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by our principal executive officer (the “CEO”) and principal financial officer (the “CFO”). Based upon that evaluation, the CEO and the CFO have concluded that as of the end of that fiscal period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

(c) Changes in Internal Control over Financial Reporting. During the nine-month period ended September 30, 2005, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any litigation involving us that is outstanding, threatened or pending.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 29, 2005, we issued an aggregate of 13,750 shares of Common Stock to Richard Davis as a result of the exercise of options to purchase common shares at an exercise price per share of $1.30 in consideration for cash.

On August 1, 2005, we issued an aggregate of 9,583 shares of Common Stock to Ramon Gonzales as a result of the exercise of options to purchase common shares at an exercise price per share of $0.80 in consideration for cash.

On August 1, 2005, we issued an aggregate of 150,000 shares of Common Stock to Richard Davis as a result of the exercise of options to purchase common shares at an exercise price per share of $0.99 in consideration for cash.

Each of these issuances was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 701 thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has not been any default upon our senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

10.1	Amending Agreement between the Registrant and Irving Siegel, dated as of September 1, 2005, amending the Employment Agreement between the Registrant and Irving Siegel dated as of August 1, 2003.
10.2	Consulting Agreement among the Registrant, AMD Medical Services Inc. and Irving Siegel dated as of September 1, 2005.
10.3	Employment Agreement between Steve Parks and the Registrant dated as of October 4, 2005.
10.4	Option Agreement between Steve Parks and the Registrant dated as of October 4, 2005.
14.1	Code of Conduct.
31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
32.1	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

OCCULOGIX, INC.

Date: November 10, 2005	By:	/s/ Elias Vamvakas

Chief Executive Officer