Form 10-K
period 2005-12-31
OccuLogix, Inc.
filed 2006-03-16
CIK 1299139

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

COMMISSION FILE NUMBER 000-551030

OccuLogix, Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE	59 343 4771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 Skymark Avenue, Unit 9, Suite 201
Mississauga, Ontario L4W 5B2
(Address of principal executive offices)

(905) 602-0887
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, $0.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2005: $131,655,528. The Registrant has no non-voting common stock.

As of March 15, 2006, there were 42,181,779 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant to be held June 23, 2006 are incorporated by reference into Part III of this Form 10-K.

The Registrant makes available free of charge on or through its website (http://www.occulogix.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The material is made available through the Registrant’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission, or SEC. All of the Registrant’s filings may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549. Information on the hours of operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports and proxy and information statements of issuers that file electronically.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements.

Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Information regarding market and industry statistics contained in this Annual Report on Form 10-K is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources and cannot assure you of the accuracy of the market and industry data we have included.

Unless the context indicates or requires otherwise, in this Annual Report on Form 10-K, references to the “Company” shall mean OccuLogix, Inc. and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “C$” shall mean Canadian dollars.

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

Our product, the RHEO™ System, is designed to improve microcirculation in the eye by filtering high molecular weight proteins and other macromolecules from the patient’s plasma. The RHEO™ System is used to perform the Rheopheresis™ procedure, which we refer to under our trade name RHEO™ Therapy. The Rheopheresis™ procedure is a blood filtration process that selectively removes molecules from plasma. The RHEO™ System consists of the OctoNova Pump and a disposable treatment set, containing two filters, through which the patient’s blood circulates. We believe that the RHEO™ System is the only Dry AMD treatment to target what we believe to be the underlying cause of AMD rather than its symptoms and that, based on early data, appeared to demonstrate improved vision in some patients. The only currently accepted treatment option for persons with advanced cases of Dry AMD are over-the-counter vitamins, antioxidants and zinc supplements that can reduce the five-year risk of conversion to Wet AMD, the other form of the disease, by approximately 25%.

We conducted a pivotal clinical trial, called MIRA-1, or Multicenter Investigation of Rheopheresis for AMD, which, if successful, was expected to support our application to the U.S. Food and Drug Administration, or FDA, to obtain approval to market the RHEO™ System in the United States. On February 3, 2006, we announced that, based on a preliminary analysis of the data from MIRA-1, MIRA-1 did not meet its primary efficacy endpoint as it did not demonstrate a statistically significant difference in the mean change of Best Spectacle-Corrected Visual Acuity applying the Early Treatment Diabetic Retinopathy Scale, or ETDRS BCVA, between the treated and placebo groups in MIRA-1 at 12 months post-baseline. As expected, the treated group demonstrated a positive result. An anomalous response of the control group is the principal reason why the primary efficacy endpoint was not met. There were subgroups that did demonstrate statistical significance in their mean change of ETDRS BCVA versus control.

The MIRA-1 protocol required us to obtain a minimum of 150 complete clinical data sets. To that end, we had enrolled a total of 185 patients in MIRA-1 as of December 31, 2004. On November 17, 2005, we announced that we had collected complete 12-month post-treatment data sets for 169 of these patients. As of December 31, 2004, we had also submitted to the FDA the first three of four modules of the Pre-market Approval Application, or PMA, filing, the non-clinical portion. The non-clinical portion of the PMA consisted of technical data relating to components of the RHEO™ System. In late 2001, with the permission of the FDA, we submitted an interim analysis of 36 complete data sets from the first 43 patients enrolled. The remaining seven patients did not complete all of the required follow-up and thus their results did not qualify as a complete data set. Of the 36 data sets analyzed, 11 were from placebo patients. Fifty-eight percent of, or 11 of 19, patients in the MIRA-1 interim analysis entering the clinical trial with worse than legal driving vision, which is defined as best corrected visual acuity, or BCVA, of worse than 20/40, improved to meet or exceed the requirements to regain a driver’s license. Although we had intended to submit the fourth module, which consists of the follow-up clinical data, in two components, following discussions with the FDA, we subsequently elected to file only one PMA clinical module following completion of our 12-month data on at least 150 data sets.

Subsequent to the February 3, 2006 announcement, the Company completed an in-depth analysis of the MIRA-1 study data identifying subjects that were included in the intent-to-treat, or ITT, population but who deviated from the MIRA-1 protocol as well as those patients who had documented losses or gains in vision for reasons not related to retinal disease such as cataracts. Those subjects in the ITT population who met the protocol requirements, and who did not exhibit ophthalmic changes unrelated to retinal disease, comprised the modified per-protocol population.

In the modified per-protocol analysis, eyes treated with RHEO™ Therapy demonstrated a mean vision gain of 0.8 lines of ETDRS BCVA at 12 months post-baseline, compared to a mean vision loss of 0.1 lines of ETDRS BCVA in the eyes in the placebo group. The result was statistically significant (repeated measure p value = 0.0147). The following table presents a summary of the ETDRS BCVA changes observed 12 months post-baseline in the modified per-protocol analysis of MIRA-1:

	Treatment Group	Placebo Group
	(n=69)	(n=46)
Vision improvement greater or equal to:
1 line	46.4%	19.6%
2 lines	27.5%	8.7%
3 lines	8.7%	2.2%

Vision loss greater or equal to:
1 line	11.6%	23.9%
2 lines	5.8%	6.5%
3 lines	2.9%	2.2%

Within the modified per-protocol population with pre-treatment vision worse than 20/40, 50.0% of RHEO™ Therapy-treated eyes improved, after treatment, to 20/40 or better and would be able to qualify for a driver’s license 12 months post-baseline, compared to 20.0% of placebo eyes.

MIRA-1 data supports historical clinical and commercial experience with respect to the safety of RHEO™ Therapy, with observed treatment side effects generally being mild, transient and self-limiting.

We will be re-evaluating our PMA submission strategy. Our per-protocol population analysis comprises 115 complete data sets, while we had been required to obtain a minimum of 150 complete data sets. We are planning to meet with representatives of the FDA in the second quarter of 2006 in order to discuss the impact on our PMA submission strategy of the MIRA-1 study results and the fact of the per-protocol population being fewer than 150. It is more likely than not that we will be required to conduct a follow-up clinical trial of the RHEO™ System. However, until we have discussions with the FDA, we will not know if a follow-up clinical trial will be necessary and, if one is necessary, what its nature, size, scope or duration will be.

We cannot begin commercialization in the United States until we receive FDA approval. Until we have discussions with the FDA, we will not be able to anticipate when, if ever, we will receive FDA approval. Accordingly, at this time, we do not know when we can expect to begin to generate revenues in the United States.

Prior to our announcement on February 3, 2006 of the preliminary analysis of the data from MIRA-1, in anticipation of commercialization in the United States, we were establishing a plan to educate members of the eye care community about RHEO™ Therapy. We were in the process of identifying multi-facility health care service providers, including hospitals, dialysis clinics and ambulatory surgery centers, as well as private practices, which we believe may be interested in providing RHEO™ Therapy in their facilities. We believe that one of these potential providers may be our principal shareholder, TLC Vision Corporation, or TLC Vision, an eye care services company, which we believe has relationships with a large number of optometrists and ophthalmologists in the United States. Pending the outcome of our discussions with the FDA and the determination of the parameters of any follow-up clinical trial of the RHEO™ System, we have suspended, for the time being, all of our activities that were being conducted in anticipation of commercialization in the United States.

In 2003, we received Health Canada approval for the components of the RHEO™ System. The approval allows us to market the RHEO™ System in Canada for use in the treatment of patients suffering from dysproteinemia due, for example, to abnormal plasma viscosity and/or macular disease. Upon receiving our approval, we began limited commercialization of the RHEO™ System through sales of OctoNova pumps and disposable treatment sets to three clinics in Canada. In September 2004, we signed an agreement with a private Canadian company called Rheo Therapeutics Inc. (now Veris Health Services Inc., or Veris), a provider of RHEO™ Therapy, which agreed to purchase approximately 8,000 treatment sets and 20 OctoNova pumps by the end of 2005, with an option to purchase up to an additional 2,000 treatment sets, subject to availability. However, due to delays in its plans to open a number of commercial treatment centers in various Canadian cities where RHEO™ Therapy would be performed, Veris no longer required the contracted-for number of treatment sets for such period. We agreed to keep the original pricing for a reduced number of treatment sets. In December 2005, by letter agreement, we agreed to the volume and other terms for the purchase and sale of treatment sets and pumps for the period ending February 28, 2006. We intend to negotiate with Veris purchase orders for the future. Dr. Jeffrey Machat, who is an investor in and one of the directors of Veris, was a co-founder and former director of TLC Vision.

We have exclusive rights to commercialize the RHEO™ System for ophthalmic uses in North America, certain countries in the Caribbean, Australia, New Zealand, Colombia and Venezuela. We have a non-exclusive right to commercialize the RHEO™ System for ophthalmic uses in Italy. In order to sell or export a medical device in the European community, a Conformité Européene or CE Mark, is required. The Rheopheresis™ procedure for the selective removal of molecules from plasma received CE Mark approval in 1998.

As indicated above, our primary activities to date have included commercialization of the RHEO™ System in Canada, working to obtain FDA regulatory approval for the RHEO™ System and building an operating infrastructure to support potential U.S. sales following approval by the FDA. Pending the outcome of our discussions with the FDA regarding the full analysis of the MIRA-1 study data, it is reasonably likely that the focus of our primary activities will change.

Our History and Major Relationships

Shortly after our inception, we began commercialization of therapeutic apheresis by opening a therapeutic apheresis center in Florida. This site generated revenues of $900,200 and $1,277,800 for the years ended June 30, 1999 and 1998, respectively. The therapeutic apheresis center was closed in 1999 pursuant to a directive issued by the FDA. After obtaining an FDA investigational device exemption in 1999, we initiated the MIRA-1 pivotal clinical trial to support an application to the FDA for approval to market the RHEO™ System and completed this trial in 2005.

Relationship with TLC Vision

TLC Vision beneficially owns approximately 51.0% of our outstanding common stock, or 46.5% on a fully diluted basis. Elias Vamvakas, the Chairman and former CEO of TLC Vision, became our Chairman in 2003 and is now also our CEO. In addition, two of our other directors, Thomas N. Davidson and Richard L. Lindstrom, are also directors of TLC Vision. Mr. Vamvakas beneficially owns 3,384,989 common shares of TLC Vision, representing approximately 4.99% of TLC Vision’s outstanding shares. Mr. Davidson beneficially owns 34,827 common shares of TLC Vision, representing approximately 0.05% of TLC Vision’s outstanding shares, and Dr. Lindstrom does not beneficially own any common shares of TLC Vision.

On December 8, 2004, we purchased TLC Vision’s 50% interest in OccuLogix, L.P. in exchange for which we issued 19,070,234 shares of our common stock to TLC Vision. This resulted in OccuLogix, L.P. becoming our wholly-owned subsidiary. Accordingly, 100% of the results of OccuLogix, L.P.’s operations are included in the consolidated financial statements since that date. We licensed to OccuLogix, L.P. all of the distribution and marketing rights for the RHEO™ System for ophthalmic indications to which we are entitled. Prior to the acquisition, our only profit stream had come from our share of OccuLogix, L.P.’s earnings. Our acquisition of TLC Vision’s 50% ownership interest in OccuLogix, L.P. transferred the earnings potential for sales of the RHEO™ System entirely to us.

As part of the formation of OccuLogix, L.P. in July 2002, we licensed certain patent rights, trademark rights and know-how rights to OccuLogix, L.P. We also provided OccuLogix, L.P. with licenses to our in-house software as well as sublicensing software that we have licensed from TLC Vision. TLC Vision agreed to provide OccuLogix, L.P., upon request, with $200,000 in funding at an annual interest rate equal to the Bank of America prime rate of interest on the date the loan is made, plus two percent. As at December 8, 2004, Occulogix, L.P. had not requested funding from TLC Vision.

On December 31, 2005, OccuLogix, L.P. transferred all of its assets and liabilities, including the licensed patent, trademark and know-how rights and the licensed distribution and marketing rights for the RHEO™ System, to our newly incorporated subsidiary, OccuLogix Canada Corp. We completed the wind-up of OccuLogix, L.P. on February 6, 2006. We believe that going forward, our value resides solely in OccuLogix Canada Corp.

Until June 2005, one of Occulogix, L.P.’s primary customers was RHEO Clinic Inc., or RHEO Clinic, a subsidiary of TLC Vision, for which Occulogix, L.P. has reported revenues of $81,593, $401,236, $459,730 and nil for the years ended December 31, 2005, 2004, 2003 and 2002, respectively. RHEO Clinic used the RHEO™ System to treat patients, for which it charged its customers (the patients) a per-treatment fee. RHEO Clinic has advised us that all of its revenues, in Canadian dollars, of $192,430, $595,275, $836,696 and nil for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, are derived from sales to unrelated third parties. The revenues reported from RHEO Clinic are unaudited and have not been independently verified by us. However, management believes the amounts to be accurate.

Since it has ceased the treatment of commercial patients in 2005, RHEO Clinic has not been a source of revenue for us, nor will it be a source of revenue for us in the future. On July 29, 2005, the Company entered into an agreement with RHEO Clinic to purchase fixed assets and intellectual property valued at C$61,812 to be used for the Company’s clinical trial activities and other purposes. The Company agreed to share equally in losses incurred by RHEO Clinic, to a maximum of C$28,952, for assets that RHEO Clinic is not able to dispose of. To date, RHEO Clinic has not advised us of the final calculation of any losses. In addition, the Company reimbursed RHEO Clinic C$281,581, which amount represented that proportion of the costs incurred by RHEO Clinic deemed applicable to our clinical trial activities from October 1, 2004 to June 30, 2005.

Dr. Jeffrey Machat, a co-founder of TLC Vision, served as a director of TLC Vision from 1993 to 1999. From 1993 to 2001, Dr. Machat served as a Co-National Medical Director of TLC Vision. Dr. Machat is an independent contractor to TLC Vision York Mills Centre and pays the Centre a per-procedure facility fee for using the Centre to perform LASIK on his patients. Based on public filings, we believe that Dr. Machat is a shareholder of TLC Vision but does not own more than 5% of the shares of TLC Vision. We have been advised that Dr. Machat is a co-founder and shareholder of Veris and one of its three directors. He also serves as Veris’ National Medical Director. We have been advised that Dr. Machat owns 25% of the shares of Veris. We signed an agreement with Veris to provide it with the RHEO™ System in Canada. In December 2005, by letter agreement, we agreed to the volume and other terms for the purchase and sale of treatment sets and pumps for the period ending February 28, 2006. We intend to negotiate with Veris purchase orders for the future.

Other Major Relationships

In October 2003, our stockholders created a new company called Rheogenx BioSciences Corporation, or Rheogenx, to further develop the use of the current components of the RHEO™ System for non-ophthalmic uses. At that time, we licensed our rights to the RHEO™ System and associated intellectual property to Rheogenx for these non-ophthalmic uses, only to the extent that we had them or would have acquired them in the future. Under the terms of our license with Rheogenx, Rheogenx had the right to use the RHEO™ System patent rights, know-how rights and trademark rights for non-ophthalmic uses in Canada, the United States and Mexico. In exchange for these rights, Rheogenx compensated us for the full cost of the license, including royalties and applicable license fees. On March 28, 2005, the Company terminated the license and entered into a marketing agreement with Rheogenx. The marketing agreement secures for Rheogenx and its affiliates, including PherēSys Therapeutics Corporation, or PherēSys, a supply of OctoNova pumps and treatment sets from the Company. Pursuant to the marketing agreement, the Company will also provide marketing support for PherēSys’ mobile apheresis business upon receipt by the Company of FDA approval to market the RHEO™ System in the United States.

The components of the RHEO™ System were developed by our suppliers, Diamed Medizintechnik GmbH, or Diamed, and Asahi Medical Co., Ltd., or Asahi Medical.

In 2002, Apheresis Technologies, Inc., or Apheresis Technologies, which is managed by John Cornish, one of our stockholders, our Vice President of Operations and one of our directors from April 1997 to September 2004, was spun off from us. The purpose of the spin off was to allow us to focus on our clinical trials. This spin off was accomplished by our transferring all the assets we had in connection with our plasma filter distribution business to our then wholly-owned subsidiary, Apheresis Technologies. In consideration for the transfer of those assets, Apheresis Technologies agreed to pay us $25,000. The full amount of this consideration was applied to amounts owing by us to Apheresis Technologies. Following this transfer, we distributed the stock we owned in Apheresis Technologies to our stockholders, such that the identity and relative ownership of our stockholders and Apheresis Technologies’ stockholders were the same. We did not assume any liabilities in connection with this transfer. Shortly after the spin off, we entered into a distribution services agreement with Apheresis Technologies to provide us with logistical support, including warehousing, order fulfillment, shipping and billing services. We had the right to terminate this agreement at any time and terminated it on March 28, 2005.

In June 2003, we entered into a reimbursement agreement with Apheresis Technologies whereby we reimbursed it for the applicable percentage of time that its employees provided services to us. One of these employees was John Cornish, our Vice President of Operations. Effective April 1, 2005, the Company terminated its reimbursement agreement with Apheresis Technologies such that the Company no longer compensates Apheresis Technologies in respect of any salary paid to, or benefits provided to, Mr. Cornish by Apheresis Technologies. As of April 1, 2005, the Company has an employment agreement with Mr. Cornish pursuant to which we pay him an annual base salary of $113,103, representing compensation to him for devoting 85% of his time to the business and affairs of the Company. Mr. Cornish participates in the Company’s bonus plan.

In 2005, the Company paid approximately $100,000 in fees to Innovasium Inc., or Innovasium, for the provision of website creation and maintenance and other related services. Fifty percent of Innovasium is beneficially owned by the husband of Julie Fotheringham, our Vice President, Marketing.

Industry

Overview of the Human Eye

The human eye is composed of focusing elements in the front, the cornea and lens, and a light-sensing element in the back, the retina. Light falls on the photoreceptors that are part of the retina and is converted into electrical energy, which travels via the optic nerve to the brain. The brain processes the complex signals sent from the retina into vision. The central 5% of the area of the retina is the macula, the region responsible for seeing color and for the central vision necessary for activities such as reading, face recognition, watching television and driving. Due to its extremely small size, any damage to the macula can result in significant visual impairment, including legal blindness. In the Western World, the major diseases that usually result in blindness in adults are those affecting the retina, including AMD.

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

AMD occurs in two forms — a non-exudative ‘‘dry’’ form and an exudative ‘‘wet’’ form.

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

The following table contains the principal characteristics of each category as described by the Age Related Eye Disease Report, or AREDS Report, No. 8:

Category	Risk of Wet AMD in Five Years	Key Characteristics

Category 1	No Risk	• no pigment changes and less than five small drusen
• BCVA(1) better than 20/32 in each eye
• neither eye with Wet AMD

Category 2	Low Risk (Less than 2%)	• any combination of multiple small drusen, one isolated intermediate drusen or mild pigment abnormalities in one or both eyes
• BCVA better than 20/32 in each eye
• neither eye with Wet AMD

Category 3(2)	Moderate Risk (18%)	• any combination of at least one large drusen, extensive intermediate drusen or geographic atrophy not involving the central macula
• neither eye with Wet AMD
• BCVA better than 20/32 in at least one eye

Category 4(2)	High Risk	• one eye with no signs of Wet AMD
	(42%)	• other eye with either Wet AMD or BCVA worse than 20/32 due to Dry AMD

(1)	BCVA means best corrected visual acuity.

(2)	Categories 3 and 4 are commonly referred to as “Advanced Dry AMD”.

Wet AMD. We believe that Wet AMD affects approximately 1.5 to 2.0 million people in the United States, representing approximately 10% to 15% of all cases of AMD in the United States. Wet AMD occurs when new blood vessels grow into the macular tissues of the eye. This abnormal blood vessel growth generally is known as neovascularization. These new blood vessels tend to be fragile and often bleed, leaking fluid into the macula, resulting in loss of vision. Untreated, this blood vessel growth and leakage can lead to scarring, atrophy and, eventually, macular cell death. Wet AMD patients experience vision loss more rapidly than Dry AMD patients, usually within months of diagnosis. If treatment is not received in this small window of time, the damage is usually irreversible. As a result, the number of people who have Wet AMD that are considered ‘‘potentially treatable’’, or hoping for significant, positive visual outcomes, will stay relatively small each year as opposed to the number of people who have Dry AMD.

Treatment Alternatives for Wet and Dry AMD

Wet AMD

There is currently no cure for Wet AMD. However, retinal specialists may treat the symptoms in an attempt to reduce blood vessel growth and leakage, using one of very few approved therapies currently available — thermal laser treatment, photodynamic therapy and drug therapies. In addition, there are currently more than 30 therapies being evaluated in U.S. clinical studies for the treatment of Wet AMD. These treatments may slow the progression of the disease but do not prevent the reoccurrence of abnormal blood vessel growth and do not restore lost vision.

•
Thermal Laser Treatment and Photodynamic Therapy. Thermal laser treatment of Wet AMD entails the use of a high-energy laser to destroy the abnormal blood vessels that are growing and leaking in the macula. This is a surgical procedure involving a medical device that was approved more than two decades ago by the FDA. Because the laser-treated portions of the retina are irreversibly destroyed due to collateral damage from intense heat, thermal laser treatment generally is now used only for the minority of Wet AMD patients whose abnormal blood vessel growth and vessel leakage occur away from the center of the macula. A more targeted approach, photodynamic therapy, involves the use of a light-activated drug named Visudyne, which was developed by QLT, Inc. This therapy involves a two-step process in which the drug is administered systemically by intravenous infusion, after which a dose of low energy light is delivered to the target site to activate the drug and destroy the newly grown abnormal blood vessels.

•
Drug Therapies. Rather than attempting to destroy abnormal blood vessels, many drug therapies are designed to slow or stop the proliferation of abnormal blood vessels before they can further damage the retina. Current ongoing drug therapies in clinical trials for Wet AMD, which have been developed by Genentech, Inc. and Genaera Corporation, are believed to block the effect of vascular endothelial growth factor, or VEGF, a natural protein that stimulates the production and growth of blood vessels, using different mechanisms of action. Alcon Laboratories, Inc.’s Retaane is a modified steroid targeting enzymes produced by stimulated blood vessels by blocking the effects of multiple growth factors. Eyetech Pharmaceuticals, Inc.’s Macugen is a pegylated anti-VEGF aptamer, which binds to VEGF. Eyetech Pharmaceuticals, Inc. was recently acquired by OSI Pharmaceuticals, Inc.

Dry AMD

Dry AMD is not a well understood disease, and there is no medical consensus regarding its underlying cause. As a result, there have been few resources devoted to developing a therapy for Dry AMD. However, there is some research that suggests a vascular component to the disease. This ‘‘vascular model’’ suggests that Dry AMD results from a disorder of the vascular microcirculation in the retina which leads to a reduction in the amount of oxygen and nutrients that reach the retina. This disorder also results in the accumulation of debris between the cellular layers of the retina and the subsequent formation of drusen. In addition, studies have shown that AMD progression may be related to the presence of elevated blood levels of certain macromolecules. Current research has identified a number of high molecular weight blood components that may have a detrimental effect on normal cellular functions and microcirculation.

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

•
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

•
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

We believe that a treatment that improves microcirculation in the retina can help to enhance the metabolic efficiency of the retina and the removal of waste material and thereby aid in the treatment of Dry AMD. We continue to believe there is a significant market opportunity for such a treatment.

Our Solution

The RHEO™ System, which consists of a pump and a disposable treatment set, containing two filters, is designed to filter high molecular weight proteins and macromolecules from the patient’s plasma, leading to improved microcirculatory function. Researchers involved in MIRA-1 believe that blood filtered with the RHEO™ System is able to flow more easily through the tiny capillaries of the eye and that the resulting improved microcirculation more effectively supplies the macular cells with oxygen and nutrients which facilitates removal of cellular waste materials. The RHEO™ System represents a fundamentally new approach to the treatment of Dry AMD and offers the following potential benefits:

•
Addresses a large AMD patient population with limited current treatment options. Current Wet AMD treatments are effective only on patients who are newly diagnosed with Wet AMD, of which there are approximately 200,000 in the United States each year. RHEO™ Therapy, however, is a treatment for most patients in the Category 3 and Category 4 Dry AMD populations, which, according to the AREDS Report, represent approximately 54% of the total U.S. AMD patients, or currently approximately 8 million people. RHEO™ Therapy is not appropriate for everyone in the Category 3 and Category 4 Dry AMD population. For example, RHEO™ Therapy would not be appropriate for potential patients who may have existing ailments that would make it unsafe for them to receive any blood transfusion type procedure.

•
Preserves or improves vision of Dry AMD patients. Success in treating AMD is generally measured by the ability to slow or halt progression of the disease. We believe that RHEO™ Therapy is currently the only Dry AMD therapy that, based on an interim analysis of 36 complete data sets from the first 43 patients enrolled in MIRA-1 and the modified per-protocol analysis of the final MIRA-1 study data, appears to demonstrate improved vision in some patients. However, MIRA-1 did not meet its primary efficacy endpoint as it did not demonstrate a statistically significant difference in the mean change of ETDRS BCVA between the treated and placebo groups in MIRA-1 at 12 months post-baseline.

•
Patient-friendly procedure. RHEO™ Therapy is a form of therapeutic apheresis, a procedure that selectively removes molecules from the plasma. Apheresis has been used safely for more than twenty years in the United States and Europe to treat various diseases, including leukemia, rheumatoid arthritis, sickle cell disease and several other medical conditions. Although RHEO™ Therapy is a patient-friendly procedure, it is time consuming, with an initial course of RHEO™ Therapy requiring eight procedures over a 10- to 12-week period, with each procedure lasting between two and four hours depending on patient weight and height. Patients recline in a comfortable chair and typically listen to music or otherwise relax during the procedure. As with any medical procedure, there are potential side effects associated with RHEO™ Therapy, which are all temporary and generally mild, including drops in blood pressure, abnormal heart rate, nausea, chills and localized bleeding, swelling, pain and numbness in the area of the arms where the needles are inserted.

•
Limited barriers to adoption for eye care professionals and health care service providers. We believe that the RHEO™ System requires lower capital expenditures and less physical space than equipment used in many other procedures performed by eye care professionals, including laser vision correction and cataract surgery. The RHEO™ System requires no special installation and minimal maintenance costs. We believe that RHEO™ Therapy, which can be administered by a nurse, can be easily integrated into our potential customers’ workflow and offers an attractive source of additional revenues for both facilities and providers. However, our success is dependent upon achieving widespread acceptance of RHEO™ Therapy among ophthalmologists and optometrists who may be reluctant to accept RHEO™ Therapy.

•
Cost-effective procedure. The initial course of RHEO™ Therapy is initially expected to cost between $16,000 and $25,600. We believe that Medicare and third-party payors will determine that the benefits of RHEO Therapy™ will justify the cost of reimbursement. However, should Medicare and third-party payors decline to provide coverage of RHEO™ Therapy or set broad restrictions on patient coverage or on treatment settings in which RHEO™ Therapy is covered, our potential revenues may be significantly limited, particularly if potential patients deem our treatment to be too expensive. Nonetheless, we believe that to the extent that RHEO™ Therapy is not reimbursed by the government or private third-party payors, some patients with the economic means to do so will be willing to pay for RHEO™ Therapy themselves in order to avoid the consequences of uncorrectable impaired vision, including, but not limited to, the inability to drive.

Our Strategy

Our goal is to establish RHEO™ Therapy as the leading treatment for Dry AMD in North America. Pending the outcome of the full analysis of the MIRA-1 study data and the determination of the parameters of any follow-up clinical trial of the RHEO™ System, the timetable for the achievement of our goal and the implementation of our strategy will be delayed. To date, key elements of our strategy have included and, other than as indicated below to the contrary, will continue to include:

•
Creating a plan to develop market awareness of RHEO™ Therapy by educating eye care professionals and patients. If RHEO™ Therapy is approved by the FDA, we intend to increase market awareness of RHEO™ Therapy by identifying and developing relationships with key opinion leaders in each of the eye care disciplines, including ophthalmologists and optometrists. We believe that these opinion leaders, some of whom are members of our Scientific Advisory Board or investigators in MIRA-1, will help establish acceptance of RHEO™ Therapy. If and when the FDA grants approval for RHEO™ Therapy, we intend to launch a public relations campaign targeted directly at patients and advocacy groups to alert them of our treatment. Certain members of our management team were leaders in creating market awareness of laser vision correction when it was introduced to the North American market in the 1990s and, in doing so, were effective in creating relationships with a large number of optometrists and ophthalmologists in the United States.

•
Establishing third-party reimbursement for RHEO™ Therapy. We believe that an insurance billing code established by the American Medical Association in January 2003 accurately characterizes the RHEO™ Therapy procedure. This code identifies therapeutic apheresis with extracorporeal selective adsorption or selective filtration and plasma reinfusion. The procedure for which this billing code currently applies is a category of low density lipids, or LDL, apheresis, which partially filters the ‘‘bad’’ cholesterol from the blood plasma. If and when the FDA grants marketing clearance for the RHEO ™ System, we plan on seeking a Medicare National Coverage Determination for RHEO™ Therapy for specified patients with Dry AMD, with the goal of securing Medicare coverage under the existing procedure code for use in treatment of Dry AMD. Currently, Medicare covers and pays for other FDA-licensed services billed with this code only when performed in a hospital outpatient setting. A payment rate for FDA-licensed services billed with this code when performed in a physician Medicare office-based setting has been established by the Center for Medicare and Medicaid Services, or CMS, effective on January 1, 2005. If RHEO™ Therapy is cleared for marketing by the FDA and covered by Medicare for treatment of Dry AMD, we believe that this Medicare office-based reimbursement policy will similarly apply for this procedure and will provide a significant positive impact on our revenues. We also plan to assist our customers in securing coverage and appropriate reimbursement for RHEO™ Therapy from Medicare and private insurers through a dedicated reimbursement group and the provision of detailed supporting documentation.

•
Securing relationships with key multi-facility health care service providers. To facilitate a rapid rollout of the RHEO™ System if and when we receive FDA approval, we have been identifying key groups of multi-facility health care service providers, including hospitals, dialysis clinics and ambulatory surgery centers, as well as private practices, which may be future treatment centers for the RHEO™ System. To date, our marketing activities have been limited to identifying to whom we will choose to market if and when we receive FDA approval. We are not currently in negotiations with any U.S. healthcare service provider to supply or license the RHEO™ System, nor can we pursue any such relationship unless and until we receive FDA approval. In advance of commercialization in the United States, we intend to develop a plan to ensure that there is an adequate supply of trained nurses to support our service provider partners. We intend to leverage the experience of clinics in Canada currently using the RHEO™ System to assist in training nurses and our service provider partners in advance of FDA approval. The components of the RHEO™ System have had Health Canada approval since 2003. We currently supply four clinics in Canada which commercially provide RHEO™ Therapy to Dry AMD patients at the direction of their physicians. We have an agreement to provide the RHEO™ System in Canada to Veris. Dr. Machat, who is an investor in and one of the directors of Veris, was a co-founder and former director of TLC Vision. We believe that our experience in Canada and the experience of one of our principal stockholders and suppliers in Germany, Diamed, will allow us to develop best practice guidelines for integrating RHEO™ Therapy into a clinic setting.

•
Ensuring sufficient manufacturing capacity and inventory to support our commercialization plan. We have been working with our manufacturing and supplier partners to ensure that there is sufficient capacity and inventory to support our commercialization plans. In anticipation of FDA approval, we had been accumulating an inventory of filters and pumps to support a rapid product launch. We have a distribution agreement with Asahi Medical which appoints us its exclusive distributor of filters in the United States, Canada, Mexico, certain countries in the Caribbean, Australia, New Zealand, Colombia and Venezuela. The distribution agreement with Asahi Medical also appoints us a non-exclusive distributor of filters in Italy. We ordered 4,000 filter sets per quarter in 2005 and intended to do the same in 2006 in order to accumulate inventory in excess of our current requirements until we receive FDA approval in order to maximize the number of filters available to us due to manufacturing constraints on the number of cellulose acetate filters that Asahi Medical can produce. Each filter set consists of one Plasmaflo filter and one Rheofilter, and each filter has a shelf life of three years. We will be re-evaluating our inventory accumulation strategy pending the outcome of our discussions with the FDA and the determination of the parameters of any follow-up clinical trial of the RHEO™ System and in accordance with our consequent estimate of the likely timing of receipt of FDA approval, if any. We have been working with Asahi Medical to develop and conduct clinical tests on a next generation polysulfone Rheofilter with similar characteristics to the current cellulose acetate Rheofilter. We believe that the proposed polysulfone Rheofilter will be able to be manufactured at significantly higher volumes and lower costs than the current filter technology.

•
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

Our Product

The RHEO™ System

The RHEO™ System employs a double filtration apheresis process, whereby a pair of single-use blood and plasma filters sequentially separate and partially remove the targeted plasma components. The system removes macromolecules greater than a specified size from the plasma. The RHEO™ System consists of two primary components:

•
OctoNova Pump. The OctoNova pump is a microprocessor controlled device used to circulate blood and plasma from the patient, through the filter and back to the patient. The OctoNova pump is complemented by single-use sterilized tubing which creates a closed-loop system. Blood is pumped through the tubing with small gear-like sprockets that create a peristaltic action in the tube similar to that which occurs in our intestines. The smooth-edged teeth of the sprockets press against the outside surface of the tube pushing the blood along the length of the tube as the wheels turn all at the same rate and direction. No blood ever leaves the closed-loop system. The OctoNova pump was developed in the 1990s by Diamed and licensed to us in 2002. We are seeking FDA approval of the OctoNova pump as part of the RHEO™ System PMA. However, pending the outcome of our discussions with the FDA and the conduct of any follow-up clinical trial, we anticipate that the submission of the PMA will be delayed.

•
Disposable Treatment Sets. Disposable treatment sets consist of the tubing and two filters, the Plasmaflo filter and the Rheofilter. One treatment set is used for each treatment undertaken by the patient. The Plasmaflo filter performs the initial function of separating the blood cells from the plasma. The Rheofilter is a single-use, hollow-fiber nanopore membrane, which is used to filter specific high molecular weight proteins and other macromolecules from the plasma. Following this, the filtered plasma is reconstituted with the blood cells and returned into the patient. The tubing and the filters are easily disposed of after each patient procedure by the administering nurse, providing us with a recurring source of revenue. The Rheofilter was developed in the early 1980s by Asahi Medical. We are seeking FDA approval of the tubing and two filters as part of the RHEO™ System PMA and have been working to complete the PMA with Asahi Medical. Upon FDA approval of the PMA, we have an agreement to transfer this FDA approval to Asahi Medical. In that same agreement, Asahi Medical agreed to us being the exclusive distributor of the Plasmaflo filter and the Rheofilter in the United States, Canada, Mexico and certain countries in the Caribbean until the end of the ten-year period following the date of the FDA approval, which term is automatically renewable for one-year terms unless terminated upon six months’ notice. The Rheofilter is currently made of a cellulose acetate filter material. We have been working with Asahi Medical to develop a new filter made of polysulfone to replace the current filter. Asahi Medical has conducted clinical trials of the new polysulfone filter in Germany to support the safety data necessary to obtain a CE Mark. Following obtaining a CE Mark, we will work with Asahi Medical to obtain the necessary regulatory approvals to use the new polysulfone filter in the RHEO™ System in Canada and the United States.

The disposable treatment sets received Health Canada regulatory approval in 2002. The OctoNova pump received Health Canada approval in 2003. The RHEO™ System components have also been granted a CE Mark in Europe, where, other than in Italy, the commercialization rights for the Rheopheresis™ procedure are exclusively held by Diamed, one of our principal stockholders and suppliers. We have been conducting clinical studies with the goal of obtaining FDA approval and intend to continue to do so, with a view to gaining widespread physician acceptance of RHEO™ Therapy.

The RHEO™ Procedure

Each RHEO™ Therapy procedure typically takes between two and four hours to complete and begins by placing one intravenous line in each forearm of the patient. Blood is pumped from a large vein in one arm and circulated through the filtration system where the whole blood is separated from the plasma by the Plasmaflo filter. The plasma is filtered through the Rheofilter, which filters high molecular weight proteins and other macromolecules from the patient’s plasma. The plasma is then remixed with the blood and is returned to the patient intravenously. Only approximately 1.25 pints of blood are outside the patient’s body, and, at all times, blood remains in a sterile closed circuit. Throughout the RHEO™ Therapy procedure, the attending nurse monitors the blood pressure, heart rate, oxygen saturation, cardiac rhythm and activated clotting time of the patient. The attending nurse also gauges the flow rates, temperature and pressures of the filters. No blood products or medications are added, other than a small amount of heparin to prevent clotting in the tubing system. We believe the initial course of eight procedures of RHEO™ Therapy given over a 10- to 12-week period provides the best results for patients with Dry AMD. Typically, one or two booster procedures are given each 12 to 18 months thereafter to maintain the clinical benefits derived from the initial course of RHEO™ Therapy. The referring physician monitors post-procedure follow-up. The following graphic shows the RHEO™ Therapy process:

Background of Rheopheresis™

Researchers discovered Rheopheresis™ for AMD during the search for a blood treatment for elevated cholesterol levels in the mid-1980s. Asahi Medical developed a filter aimed at selectively removing the low-density lipid, or LDL, macromolecules known as the ‘‘bad’’ cholesterol in an apheresis procedure. Although the filter successfully removed LDL, it also removed several other large molecules, including von Willebrand’s factor, fibrinogen, lipoprotein A and C reactive protein. Researchers have confirmed that apheresis, a plasma filtering or exchange procedure, is a relatively safe procedure and that there do not appear to be negative consequences to also filtering out these large molecules. At approximately the same time, however, the first statin drug was proven to be effective in lowering LDL levels in the blood, thereby eliminating the need for an apheresis procedure to remove LDL. Shortly thereafter, Asahi Medical ceased its efforts to develop and commercialize apheresis treatment for elevated LDL levels.

In the late 1980s, researchers at the University of Cologne in Germany were searching for a treatment for a small group of patients referred to the university with a condition known as refractory uveitis, a chronic inflammatory eye condition that was not responding to conventional therapy. Having learned that the Asahi Medical filters had the ability to remove large molecules from the blood and that the eye condition was related to significant levels of many of the same molecules, the researchers performed a small pilot study. The filtration procedure was effective for uveitis but also showed preliminary success in improving the vision of two patients in the study who also had AMD. This led the researchers to conduct several years of clinical research to develop apheresis for AMD in Germany. The research suggested that eight procedures over a 10- to 12-week period was the optimal treatment regime.

Clinical Studies

We recently completed our FDA clinical trial, MIRA-1, or Multicenter Investigation of Rheopheresis for AMD. Two other clinical trials have been conducted by third parties: MAC-1, which was conducted in Germany from 1995 to 1998; and the Rheopheresis™ pilot study which was conducted by the University of Utah from 1997 to 1998. While the protocols of these three clinical trials were not identical, the interim results of MIRA-1 and results of each of these other two studies have been generally consistent. On February 3, 2006, we announced that, based on a preliminary analysis of the data from MIRA-1, MIRA-1 did not meet its primary efficacy endpoint.

MIRA-1 was conducted at 12 treatment centers in the United States and Canada. We have an agreement with Promedica International, a contract research organization, to oversee each center. Promedica International provided study monitoring and site and data management services. We paid Promedica International a total of approximately $2,000,000 for certain fees and expenses for the period from 2003 to the completion of the MIRA-1 study and are continuing to incur additional expenses with Promedica International in connection with MIRA-1 close-out activities and our LEARN studies (which are discussed below).

In November 2005, we signed an agreement with Veris pursuant to which it agreed to provide clinical trial services to us in connection with MIRA-PS, a clinical trial of Asahi Medical’s new polysulfone filter that we intended to sponsor for purposes of obtaining the necessary regulatory approvals to use this new filter in the RHEO™ System in Canada. Patient enrollment for MIRA-PS has not commenced. Pending the outcome of the analysis of the MIRA-1 study data, our discussions with the FDA and the determination of the parameters of any follow-up clinical trial for purposes of supporting our PMA filing, we have suspended MIRA-PS.

MIRA-1

MIRA-1 was a randomized, placebo-controlled trial designed to evaluate the safety and efficacy of RHEO™ Therapy in patients with intermediate-to-late stage, or Category 3 and Category 4, Dry AMD.

In September 1999, we received an Investigational Device Exemption from the FDA to begin MIRA-1. Between early 2000 and August 2001, we enrolled 98 patients in MIRA-1. In August 2001, due to financial constraints, we temporarily suspended the new enrollment of patients but continued to pursue follow-up with the remaining patients in MIRA-1. In late 2001, with the permission of the FDA, we submitted the data sets of the 43 patients who had reached their full 12-month follow-up in MIRA-1 for independent third-party analysis. Over the course of the next several months, the FDA addressed a number of matters relating to MIRA-1. First, the FDA allowed us to submit the PMA in modules. Second, it acknowledged that MIRA-1 is intended to be the pivotal trial for obtaining FDA approval for RHEO™ Therapy. Third, the FDA allowed us to treat the patients in the placebo group with RHEO™ Therapy free of charge once their full 12-month follow-up data had been obtained. Fourth, it confirmed that we would be required to submit at least 150 full data sets from the 180 patients that were to be enrolled in the trial. Following disclosure of the interim results of MIRA-1 and these changes to the MIRA-1 protocol, we were able to obtain new financing. As a result of the new financing, in October 2003, we began screening additional patients for enrollment in MIRA-1 and then opened five additional MIRA-1 sites and, at the completion of the study, were operating 12 MIRA-1 sites.

As of December 31, 2004, we had enrolled a total of 185 patients in MIRA-1 and had also submitted to the FDA the first three of four modules of the PMA filing, the non-clinical portion. These first three modules contain non-clinical results of bench tests and quality assurance and document manufacturing processes on the components of the RHEO™ System. Although we had intended to submit the fourth module, which consists of the follow-up clinical data, in two components, following discussions with the FDA, we elected to file only one PMA clinical module following completion of our 12-month data on at least 150 data sets.

To be included in MIRA-1, a patient’s eyes must have demonstrated intermediate-to-late stage Dry AMD, corresponding to Category 3 and Category 4, with ten or more intermediate or large drusen. Additionally, patients must have shown elevated serum levels of at least two out of three macromolecules associated in previous studies that suggested the best positive treatment outcomes. Primary eyes in the study must have shown no signs of Wet AMD and must have demonstrated best corrected visual acuity, or BCVA, between 20/32 and 20/125, inclusive.

Two out of every three patients were treated in the trial, while the third was a placebo or control patient. Patients received eye exams prior to treatment and at three-, six-, nine-, and 12-month follow-up intervals. Each patient received either eight RHEO™ Therapy or eight placebo procedures over ten weeks. Patients in the placebo-control group were made to believe that they were receiving RHEO™ Therapy. All subjects, including those randomized to the placebo group, were shrouded from the neck down to prevent them from observing their treatment and received actual needle sticks in both arms. Additionally, a partition was positioned in front of the OctoNova pump so that the patient could not see the system. The machine was activated so that the patients could hear the background noise of the machine, but those patients in the placebo group were not connected to the tubing circuit. In addition, all subjects, including those randomized in the placebo group, were required to take the same dose of antioxidant vitamins that are commonly recommended for Dry AMD patients as a possible inhibitor of conversion into Wet AMD.

The study’s primary endpoint was the mean change in BCVA. In this trial, visual acuity was measured as the number of letters that the patient can read on the Early Treatment Diabetic Retinopathy Study, or ETDRS, eye chart. This is the standard eye chart used in these types of trials. Five letters on the ETDRS eye chart equate to one line of visual acuity. Secondary and tertiary endpoints included:

•	the ability to pass a vision test in order to regain a driver’s license;

•	vision improvement;

•	vision loss;

•	drusen reduction;

•	the Pepper Visual Skills for Reading Test, which is a measure of reading ability;

•	the National Eye Institute visual functioning questionnaire; and

•	progression to legal blindness.

The following chart presents the interim 12-month results of the first 43 patients in the MIRA-1 study. Of these 43 patients, we only obtained 12-month results from 36 patients, because three treated patients and four patients in the placebo group did not complete all of the required follow-up.

Total Cohort

	Primary Eyes	Placebo	Net lines
	(n=25)	(n=11)	difference	P Value

Mean change BCVA	0.74	-0.87	1.61	0.0011

Vision improvement greater or equal to:

3 lines	3(12%)	0(0%)

2 lines	7(28%)	2(18%)

1 line	12(48%)	3(27%)

Vision loss greater or equal to:

3 lines	1(4%)	2(18%)

2 lines	2(8%)	2(18%)

Drusen reduction	29%	13%

Progression to legal blindness	0%	18%

The following chart represents the subgroup of 28 patients with worse than legal driving vision, or a BCVA of worse than 20/40, prior to enrolling in the trial. Twenty-six patients (19 treatment and seven placebo) completed the entire 12-month follow-up; the remaining two patients in the placebo group who did not complete 12-month follow-up are not included.

Cohort (Sub-Group) With BCVA
Worse Than 20/40 at Enrollment

	Treatment Group	Placebo	Net lines
	(n=19)	(n=7)	difference	P value

Mean change BCVA	+1.1	-1.9	3.00	0.0014

Improved to >20/40 (legal driving vision)	11(58%)	1(14%)

Vision improvement greater or equal to:

3 lines	3(16%)	0(0%)

2 lines	6(31%)	1(14%)

1 line	11(58%)	2(29%)

Vision loss greater or equal to:

3 lines	1(5%)	2(29%)

2 lines	1(5%)	2(29%)

Drusen reduction	35%	14%

Vision research typically uses a ‘‘standard measurement’’ called the ‘‘change in BCVA’’, which is measured using a chart that provides five letters per line of decreasing size or increasing difficulty. Each letter has a relative value of 0.2 or 20% of the entire line. A patient entering the study who gains two lines of vision will be able to read ten additional letters or two complete lines of vision.

“Mean change” is the cumulative averaging of all patient results in a specific category. For example, a patient entering the study with 20/40 vision and gaining 1.4 lines following treatment would have improved to 20/32 plus two letters on the 20/25 line. This number, 1.4, would be included in the calculation with all other individual patient results when calculating the cumulative average.

The completed MIRA-1 results were not consistent with the interim results, which are based on a very small number of subjects. On February 3, 2006, we announced that, based on a preliminary analysis of the data from MIRA-1, MIRA-1 did not meet its primary efficacy endpoint as it did not demonstrate a statistically significant difference in the mean change of ETDRS BCVA between the treated and placebo groups in MIRA-1 at 12 months post-baseline. As expected, the treated group demonstrated a positive result. An anomalous response of the control group is the principal reason why the primary efficacy endpoint was not met. There were subgroups that did demonstrate statistical significance in their mean change of ETDRS BCVA versus control.

Subsequent to the February 3, 2006 announcement, the Company completed an in-depth analysis of the MIRA-1 study data identifying subjects that were included in the intent-to-treat, or ITT, population but who deviated from the MIRA-1 protocol as well as those patients who had documented losses or gains in vision for reasons not related to retinal disease such as cataracts. Those subjects in the ITT population who met the protocol requirements, and who did not exhibit ophthalmic changes unrelated to retinal disease, comprised the modified per-protocol population.

In the modified per-protocol analysis, eyes treated with RHEO™ Therapy demonstrated a mean vision gain of 0.8 lines of ETDRS BCVA at 12 months post-baseline, compared to a mean vision loss of 0.1 lines of ETDRS BCVA in the eyes in the placebo group. The result was statistically significant (repeated measure p value = 0.0147). The following table presents a summary of the ETDRS BCVA changes observed 12 months post-baseline in the modified per-protocol analysis of MIRA-1:

	Treatment Group	Placebo Group
	(n=69)	(n=46)
Vision improvement greater or equal to:
1 line	46.4%	19.6%
2 lines	27.5%	8.7%
3 lines	8.7%	2.2%

Vision loss greater or equal to:
1 line	11.6%	23.9%
2 lines	5.8%	6.5%
3 lines	2.9%	2.2%

Within the modified per-protocol population with pre-treatment vision worse than 20/40, 50.0% of RHEO™ Therapy-treated eyes improved, after treatment, to 20/40 or better and would be able to qualify for a driver’s license 12 months post-baseline, compared to 20.0% of placebo eyes.

MIRA-1 data supports historical clinical and commercial experience with respect to the safety of RHEO™ Therapy, with observed treatment side effects generally being mild, transient and self-limiting.

LEARN Studies

On February 28, 2005, we announced that the FDA had completed a review of the Long-term Efficacy in AMD from Rheopheresis in North America, or LEARN, protocols submitted to it by us on January 21, 2005 and had given us permission to initiate two studies.

LEARN-1 is an open-label multi-center study that will enroll up to 120 subjects who were treated in the MIRA-1 study. There will be up to 12 investigational sites where the subjects will be randomized in a 1:1 fashion to receive either two or four RHEO Therapy “booster” procedures. The results between the groups will be compared after three, six, nine and 12 months of follow-up from baseline.

LEARN-2 is an open-label multi-center study that will enroll up to 60 subjects who were placebo patients in the MIRA-1 study. There will be up to 12 investigational sites where the subjects will receive eight RHEO Therapy procedures and will have a three-, six-, nine- and 12-month follow-up from baseline evaluation.

LEARN-1 and LEARN-2 are both currently in the enrollment phase.

OMER

We intend to conduct a clinical study, called OMER, or Objective Measurement of the Effect of Rheopheresis, with the assistance of Columbia University and New York-Presbyterian Hospital. OMER will be an open-label study of five patients, the objective of which will be to evaluate any change in the multi-focal electrophysiological activity of their macula from baseline evaluation to post-treatment. Each patient will receive a series of eight RHEO™ Therapy treatments over a ten- to 12-week period, and clinical data will be collected at three, six and 12-month intervals following the baseline evaluation.

It is hypothesized that an increase in electrophysiological activity in the macula may be indicative of an improvement in the functioning of the macula.

MAC-1

The MAC-1 trial was a 40-patient study conducted in Germany by the University of Cologne from 1995 to 1998 and resulted in Rheopheresis™ for Dry AMD achieving the CE Mark. The patients were randomized into two groups, a treatment group and a placebo-control group. The treatment group was treated ten times over a period of 21 weeks.

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

The main parameter of the study was BCVA. Electrical activity in the eye was also recorded. Plasma and whole-blood speed and volume in the macular region were also measured. The results of MAC-1 were similar to the interim results that have been seen in MIRA-1: statistically significant relative improvement of 1.6 lines of BCVA immediately following the course of treatment, with the same level of benefit seen at 12 months. For patients with soft drusen, the average difference was 2.3 lines (p<0.01); for patients without soft drusen, the difference was only 0.64 lines (p=0.43). In the treated group, improvement in electrical activity was statistically significant, indicating that the cells of the retina were functioning more efficiently. The speed and volume of blood flow in the choridial arteries which supply blood to the retina were found to be decreased by 37% and 33%, respectively, in patients with AMD. Following treatment of those patients, blood flow increased by 22%. There were no serious adverse events noted.

Rheopheresis™ Pilot Study

The study was conducted from 1997 to 1998 by physicians at the University of Utah Health Sciences Center in Salt Lake City, Utah under an Investigational Device Exemption from the FDA. The University of Utah’s Institutional Review Board also provided approval for human experimentation prior to enrollment. The study involved 30 patients. The trial measured electrical activity in the cells of the macula before and after treatment. The results of this study were used to support the application for the Investigational Device Exemption to conduct MIRA-1.

PERC Study

In April 2004, RHEO Clinic, a subsidiary of TLC Vision, received Institutional Review Board approval for and launched a new study called the Prospective Evaluation of Rheopheresis in Canada, or PERC.

PERC is a single center study in Canada designed to examine the effect of RHEO™ Therapy on 60 patients with Dry AMD to gain a greater understanding of the treatment’s method of action. Although at the outset PERC was contemplated to study the outcome variables for 60 patients, it was subsequently decided to limit the enrollment in PERC to 20 patients. Each patient received a series of eight RHEO™ Therapy treatments over a 10- to 12-week period. Clinical data was collected at three-month intervals for one year following the initial treatments.

One objective of the study is to develop a complete description of the physiological changes produced by RHEO™ Therapy. This will be done using structural and functional objective tests and subjective measures of vision in its broad context. This includes measurements of the size and shape of the retina, retinal electrical activity and vascular function as well as general visual performance using standard measurements of acuity, reading speed, and color and contrast sensitivity. Subjective vision assessments using the National Eye Institute Visual Functioning Questionnaire 25 were evaluated to gain understanding about general quality of life and AMD-specific visual symptoms.

Early analysis of the visual acuity of the 20 patients in PERC showed findings similar to those shown by the interim analysis conducted on 36 complete data sets from the first 43 patients enrolled in MIRA-1. Further analysis of the other parameters measured in the PERC study is being conducted.

David T. Wong, MD, FRCSC or Fellow of the Royal College of Surgeons of Canada, is the principal investigator of the PERC study. Dr. Wong has been our Medical Director since July 2004. Dr. Wong is an Assistant Professor of Ophthalmology at the University of Toronto, Active Staff Ophthalmologist at St. Michael’s Hospital and Director of Fellowship Training in Ophthalmology at the University of Toronto. Dr. Wong is a sub-specialist surgical ophthalmologist in the areas of the vitreous and retina of the eye. Dr. Wong is a member of numerous organizations, including the Canadian Ophthalmology Society, American Academy of Ophthalmology, the American Society of Retina Specialists and the Association for Research in Vision and Ophthalmology. Dr. Wong is a frequently invited lecturer in North America, Asia and Europe, has authored numerous scientific papers and publications and is an investigator in numerous FDA clinical trials, including trials for QLT’s Visudyne, Eyetech’s Macugen and Alcon’s Retaane.

RHEONET Registry

The RHEONET Registry is a collaborative effort between the Apheresis Research Institute in Cologne, Germany and us. The registry contains a database of Rheopheresis™ procedures from centers and clinics performing the Rheopheresis™ procedure commercially in Germany, using systems sold by Diamed or provided by Diamed for some local research projects and, in Canada, using systems sold by us. In February 2006, a total of 5,936 Rheopheresis™ procedures (4,482 in Germany and 1,454 in Canada) on 919 patients were registered, including 665 patients with AMD. Ophthalmological data of 291 eyes of 200 patients with Dry AMD could be analyzed from the registry as of February 2006. Results of RHEONET Registry analyses will be presented, when available, at scientific meetings in 2006.

Supplier Relationships

We have three key supplier arrangements — with Asahi Medical, who manufactures the treatment sets, including the Rheofilter and the Plasmaflo filter, and with Diamed and MeSys GmbH, or MeSys, the designer and the manufacturer, respectively, of the OctoNova pump. The Rheofilter, the Plasmaflo filter and the OctoNova pump are all key components of the RHEO™ System.

Rheofilter and Plasmaflo Filter. We purchase the Rheofilter and Plasmaflo filter from Asahi Medical. We make these purchases pursuant to a distribution agreement which appoints us Asahi Medical’s exclusive distributor of the Rheofilter and the Plasmaflo filter for use in treating AMD in the United States, Canada, Mexico, certain countries in the Caribbean, Australia, New Zealand, Colombia and Venezuela, subject to us obtaining necessary regulatory approvals in those agreed countries where we choose to sell the filters. The distribution agreement appoints us a non-exclusive distributor of the Rheofilter and the Plasmaflo filter in Italy where we are obligated to make best efforts to obtain regulatory approval therefor. Under this agreement:

•	we may not market or sell any product that is similar to or competitive with the filters;

•
we must use our best efforts to support providers in their efforts to secure reimbursement from public and private U.S. health insurers on behalf of patients whose Dry AMD treatment involves utilization of these filters;

•
for North America, including the Caribbean, we must purchase a minimum of 9,000 filters during the one-year period commencing six months following FDA approval, 15,000 filters in the succeeding one-year period and 22,500 filters in the next succeeding one-year period. If we fail to meet our minimum purchase requirements under our agreement with Asahi Medical, our agreement may be terminated or rendered non-exclusive at the sole discretion of Asahi Medical;

•	for Australia, New Zealand, Colombia, Venezuela and Italy, we have committed to purchase an aggregate of 200 filters, 1,400 filters and 2,500 filters in 2006, 2007 and 2008, respectively;

•
we must transfer the whole ownership of the FDA approval, if obtained, to Asahi Medical upon receipt. We will, however, continue to own the clinical trial data from MIRA-1. We have agreed with Asahi Medical to allow it to use the clinical data from MIRA-1 to obtain approval to sell the Rheofilters in other countries so long as we are granted a distributorship in those other countries; and

•	regulatory approvals obtained, if any, in Australia, New Zealand, Colombia, Venezuela or Italy will be held by Asahi Medical.

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

Asahi Medical has indicated that it intends to discontinue manufacturing the cellulose acetate Rheofilter in 2008 and to replace it with a newer polysulfone Rheofilter. Asahi Medical has completed clinical trials of its new polysulfone filter in Germany to support the safety data necessary to obtain a CE Mark. Following obtaining a CE Mark, we will work with Asahi Medical to obtain the necessary approvals to use the new polysulfone filter in the RHEO™ System in Canada and the United States. Based on the discussions we have had with Asahi Medical to date, we expect to obtain distribution rights to this new filter on terms substantially equivalent to the terms for the existing filter. We are currently not seeking an alternative supplier of the Rheofilter because we believe that Asahi is the only manufacturer possessing the requisite technological and production capabilities to produce the Rheofilter.

This agreement has a term of ten years from our obtaining FDA approval to use the filters to treat AMD and is automatically renewable for one-year terms unless terminated upon six months’ notice. In addition, Asahi Medical may terminate our agreement in certain circumstances, including:

•	if we become insolvent or are petitioned into bankruptcy;

•	if we transfer all or an important part of our business to a third party;

•	if we are unable to obtain FDA approval and other necessary approvals in the territories for which we have distribution rights by the end of December 2006;

•	if we breach the agreement and do not remedy the default within 30 days of Asahi Medical notifying us that we are in default; or

•	if any essential changes in our management or ownership of our shares would adversely affect the sale of filters in the territories in which we have exclusive distribution rights.

OctoNova Pump. We purchase the OctoNova pump pursuant to a marketing and distribution agreement with Diamed, the developer of the OctoNova pump, and a distribution agreement with MeSys, the company that manufactures the pumps for Diamed.

Under the agreement with Diamed, we have been appointed Diamed’s exclusive distributor of the OctoNova pump in the United States, Canada, Mexico and certain countries in the Caribbean. Under this agreement:

•
we have committed to use our best efforts in promoting the sale and use of, and securing orders and developing the market for, the OctoNova pump in the territories for which we have distribution rights; and

•	we are obligated to use our best efforts in promoting public and private medical insurance reimbursement for the treatment of hemo-rheological disorders in microcirculation in the United States.

This agreement has a term of ten years from FDA approval of the RHEO™ System and is automatically renewable for one-year terms unless terminated upon six months’ notice. In addition, Diamed may terminate this agreement in certain circumstances, including:

•	if we become insolvent or are petitioned into bankruptcy;

•	if the whole or an important part of our business is transferred to a third party and such transfer would adversely affect the sale of the OctoNova pump;

•	if we breach the agreement and do not remedy the default within 30 days of Diamed notifying us that we are in default;

•	if any essential changes in our management or our share ownership would adversely affect the sale of the OctoNova pump;

•	if our distribution agreement with MeSys is terminated; or

•	if we are unable to obtain FDA approval and other necessary approvals in the territories for which we have distribution rights by the end of 2006.

Under this agreement, we have an obligation to purchase a minimum quantity of 1,000 OctoNova pumps before the fifth anniversary of FDA approval. If we fail to meet our minimum purchase requirements under our agreement with Diamed, our agreement may be terminated or rendered non-exclusive at the sole discretion of Diamed. Subsequent minimum purchase orders will be as mutually agreed.

Under our agreement with MeSys, MeSys agrees to manufacture and sell to us the OctoNova pump. Under this agreement, we have an obligation to purchase a minimum annual quantity of OctoNova pumps. This agreement expires on the third anniversary of our obtaining FDA approval to use the OctoNova pump to treat AMD. In addition, MeSys may terminate our agreement in certain circumstances, including:

•	if we become insolvent or are petitioned into bankruptcy;

•	if we breach the agreement and do not remedy the default within 60 days of MeSys notifying us that we are in default;

•	if Diamed’s manufacturing agreement with MeSys is terminated; or

•	if our marketing agreement with Diamed is terminated.

Sales and Marketing

Although our Chief Operating Officer has sales, marketing and distribution experience, we currently have limited sales and marketing capabilities and no distribution capabilities. We have been seeking to develop our own sales and marketing infrastructure to commercialize the RHEO™ System, and we were intending to recruit our domestic ophthalmic sales force in order to have an established sales and marketing capability if and when we receive FDA approval to market the RHEO™ System in the United States. However, pending the outcome of our discussions with the FDA and the determination of the parameters of any follow-up clinical trial of the RHEO™ System, we have suspended, for the time being, all sales and marketing activities that were being conducted in anticipation of commercialization in the United States.

We expect eventually to focus our sales and marketing efforts on multi-facility health care service providers, including hospitals, dialysis clinics and ambulatory surgery centers, as well as private eye care professionals, including optometrists and ophthalmologists. Each of these two groups would be serviced by separate dedicated sales forces, with knowledge of the particular needs and concerns of each group.

In order to make the RHEO™ System more attractive to multi-facility health care service providers and private eye care professionals, prior to commercialization in the United States, we will seek to create a training program for nurses, leveraging existing clinics in Canada and potential partners who already have experience in apheresis treatments, such as dialysis clinics, to ensure an adequate supply of trained nurses for our service provider partners.

If the RHEO™ System is approved for commercialization by the FDA, we also intend to increase market awareness of RHEO™ Therapy by identifying and developing relationships with key opinion leaders in each of the eye care disciplines, including ophthalmologists and optometrists. We believe that these opinion leaders, some of whom are members of our Scientific Advisory Board or investigators in MIRA-1, will help establish credibility for RHEO™ Therapy. If and when we obtain FDA approval, we intend to launch a public relations campaign targeted directly at patients and advocacy groups to alert them to this new treatment. Certain members of our management team were leaders in creating market awareness of laser vision correction when it was introduced to the North American market in the 1990s and, in doing so, were effective in creating relationships with a large number of optometrists and ophthalmologists in the United States.

In Canada, we are currently marketing and selling the RHEO™ System through a small, dedicated Canadian sales force. In September 2004, we signed an agreement with Veris which had agreed to purchase approximately 8,000 treatment sets and an estimated 20 OctoNova pumps by the end of 2005, with an option to purchase up to an additional 2,000 treatment sets, subject to availability. However, due to delays in its plans to open a number of commercial treatment centers in various Canadian cities where RHEO™ Therapy is performed, Veris no longer required the contracted-for number of treatment sets for such period. We agreed to the original pricing for a reduced number of treatment sets. Under our agreement with Veris, either party may terminate the agreement with 90 days’ written notice to the other party. However, if Veris gives notice to terminate the agreement before all of its orders have been shipped, it will be liable for the remaining balance of its orders. Currently, there are no orders outstanding under this agreement. In December 2005, by letter agreement, we agreed to the volume and other terms for the purchase and sale of treatment sets and pumps for the period ending February 28, 2006. We intend to negotiate with Veris purchase orders for the future. Dr. Machat, who is an investor in and one of the directors of Veris, was a co-founder and former director of TLC Vision.

Competition

The pharmaceutical, biotechnology and medical industries are intensely competitive. We specifically target those afflicted with Dry AMD. While we are aware that a number of companies have developed or are in the process of developing treatments for Wet AMD, including Eyetech Pharmaceuticals, Inc./Pfizer Inc., Genentech, Inc./Novartis Ophthalmics, Alcon Laboratories, Inc., Iridex Corporation, QLT Inc. and Gen Vec, Inc., we are not aware of any companies developing treatments specifically for Dry AMD, other than Acuity Medical, Inc. which, we understand, is pursuing an electrical stimulation technology to treat Dry AMD. This puts us in a strong competitive position. However, some of these companies may develop new treatments for Dry AMD or may develop modifications to their treatments for Wet AMD that may be effective for Dry AMD as well. In addition, other companies also may be involved in competitive activities of which we are not aware.

While there are other suppliers who manufacture a pump that could be used in the RHEO™ Therapy, there are no other suppliers of Asahi’s Rheofilter, and, consequently, we believe that a third party could not readily make a system similar to the RHEO™ System. Furthermore, if a third party were to be successful in making a system similar to the RHEO™ System, it would be required to have that system approved for marketing in the United States by the FDA.

Patents and Proprietary Rights

Our success depends in part on our ability to develop a competitive intellectual property advantage over potential competitors for the treatment of Dry AMD. There is currently no FDA-approved therapy for Dry AMD, and, to date, we are not aware of any other treatment in clinical development in North America. We own or have licenses to certain patents, and we have exclusive arrangements with certain suppliers that we believe will help us develop this competitive advantage. We also rely on know-how, continuing technological innovation and in-licensing opportunities to further develop our proprietary position. Our ability and the ability of our licensors to obtain intellectual property protection for the RHEO™ System and related processes, and our ability to operate without infringing the intellectual property rights of others and to prevent others from infringing our intellectual property rights, will be an important factor to our success. Our strategy is to seek to protect our proprietary position by, among other methods, filing U.S. patent applications related to our technology, inventions and improvements that are important to the development of our business.

One aspect of the RHEO™ System is a treatment method described in an issued U.S. patent which expires in 2017. This patent, issued under U.S. patent number 6,245,038 and entitled “Method for Treatment of Ophthalmological Diseases”, is directed to a process for treating ocular diseases using apheresis. We license this patent from the two co-owners of the patent under a separate license agreement with each owner. Under the license agreements, we have the exclusive right to use the claimed treatment method in the U.S. during the term of the patent. As part of those agreements, we are required to make royalty payments in the aggregate of 2% of the sales for the OctoNova pumps and filters, subject to minimum required payments in the aggregate amount of $25,000 during each calendar quarter.

We expect that we will request re-issuance of the patent licensed to us at the U.S. Patent and Trademark Office, and we believe that a more detailed claim set will be issued. Subsequent to entering into these license agreements, we determined that certain prior art publications may not have been considered by the Examiner during prosecution of this patent and that these references may warrant the submission of new claims. We therefore intend to request re-issuance in order to have the issued claims in this patent considered in view of these publications. During the re-issuance proceeding, we also intend to submit additional claims, which are narrower in scope than the issued claims, and are limited to the use of plasma filtration processes for treatment of ophthalmological diseases. The timing of the submission of our re-issuance application has not yet been determined and will depend, to some degree, on our future estimate of when we will be in a position to begin commercializing the RHEO™ System in the United States.

In addition, we own one issued patent in the United States, which expires in 2019. This patent, issued under U.S. patent number 6,551,266 and entitled ‘‘Rheological Treatment Methods and Related Apheresis Systems’’, is directed to methods of screening and identifying patient candidates for RHEO™ Therapy. We also have three additional pending patent applications in the United States, Europe and Japan relating to the 6,551,266 patent.

The patent position of companies like ours is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify a proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any part of our patent applications will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing our product or the length of term of patent protection that we may have for our processes. The request for re-issuance of patent 6,245,038 may result in the patent being rejected and no claims of commercial value being issued or it may result in competitors acquiring intervening rights. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

In addition to patent protection, we have registered the following U.S. trademarks:

•	OCCULOGIX;

•	OUR VISION IS YOUR VISION;

•	RHEOTHERAPY;

•	VASCULAR SCIENCES; and

•	RHEOPHERESIS

We also have the right to use the following registered trademarks from Asahi Medical: Rheofilter and Plasmaflo.

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

Government Regulation

Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of the RHEO™ System, which is a medical device. In the United States, the FDA regulates medical devices under the Federal Food, Drug, and Cosmetic Act and implementing regulations. Failure to comply with the applicable FDA requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, administrative fines and/or criminal prosecution.

Unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA. Medical devices are classified into one of the three classes, Class I, II or III, on the basis of the controls necessary to reasonably assure their safety and effectiveness. Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to good manufacturing practices. Class II devices are subject to general and specific controls, such as performance standards, pre-market notification, patient registries and FDA guidelines. Generally, Class III devices are those which must receive approval of a PMA by the FDA to provide reasonable assurance of their safety and effectiveness. For example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices, generally require approval of a PMA by the FDA.

There are two review procedures by which medical devices can receive clearance or approval. Some products may qualify for clearance under a Section 510(k) procedure, in which the manufacturer provides a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product, that is that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than does a legally marketed device. In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding substantial equivalence. The Section 510(k) procedure is not applicable to Class III devices.

If the medical device does not qualify for the 510(k) procedure, either because it is not substantially equivalent to a legally marketed device or because it is a Class III device required to have an approved PMA, then the FDA must approve a submitted PMA before marketing can begin. A PMA must demonstrate, among other matters, that the medical device is safe and effective. A PMA is typically a complex submission, usually including the results of preclinical and clinical studies, and preparing an application is a detailed and time-consuming process. The PMA must be accompanied by the payment of user fees which currently exceed $200,000 for most submissions. When modular submissions are used, the entire fee is due when the first module is submitted to the FDA. Once a PMA has been submitted, the FDA’s review may be lengthy and may include requests for additional data. The FDA usually inspects device manufacturers before approval of a PMA, and the FDA will not approve the PMA unless the manufacturer’s compliance with the quality systems regulation is satisfactory.

The RHEO™ System is a Class III device and will require approval of a PMA, which has not yet been submitted to the FDA. Prior to our discussions with the FDA and the making of any determination regarding any follow-up clinical trial of the RHEO™ System, we will not be able to anticipate the timing of our PMA submission. Once it is submitted, we cannot be sure when the FDA’s review will be complete or that the FDA will approve a PMA for our product in a timely fashion, or at all. FDA requests for additional studies during the review period are not uncommon and can significantly delay approvals. Even if we were able to obtain approval of a PMA of a product for one indication, changes to the product, its indication or its labeling can require additional clearances or approvals.

To obtain approval of a PMA, clinical studies demonstrating the safety and effectiveness of the medical device must be conducted. Prior to beginning such studies, an Investigational Device Exemption, or IDE, for the study must become effective. The IDE will automatically become effective 30 days after its receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the study. In that case, the concerns and questions must be resolved before the study can begin. Even after an IDE becomes effective, the FDA may suspend it at any time on various grounds, including a finding that patients are being exposed to an unacceptable health risk. The RHEO™ System is the subject of an effective IDE, but we cannot be sure that the FDA will not suspend it, which would prevent us from completing our ongoing studies or from conducting new ones using the RHEO™ System.

Regardless of whether a medical device requires FDA clearance or approval, a number of other FDA requirements apply to the device, its manufacturer and those who distribute it. Device manufacturers must be registered and their products listed with the FDA, and certain adverse events and product malfunctions must be reported to the FDA. The FDA also regulates the product labeling, promotion and, in some cases, advertising, of medical devices. In addition, manufacturers and their suppliers must comply with the FDA’s quality system regulation which establishes extensive requirements for quality and manufacturing procedures. Thus, suppliers, manufacturers and distributors must continue to spend time, money and effort to maintain compliance, and failure to comply can lead to enforcement action. The FDA periodically inspects facilities to ascertain compliance with these and other requirements.

Employees

As of December 31, 2005, we had 35 full-time employees. Of our full-time workforce, 13 employees are engaged in clinical trial activities and 22 are engaged in business development, finance and administration. We also retain outside consultants. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good. To date, our strategy has been to limit the size of our full-time workforce and to outsource several of our key operating functions, including the management of the MIRA-1 clinical trial. We rely on the resources of one of our major stockholders, TLC Vision, to provide us with infrastructure support.

We currently expect that there will be some downsizing of our workforce and restructuring of our operations in view of the anticipated delay in the timing of receipt of FDA approval, if any, and the consequent delay in the commercialization of the RHEO™ System in the United States. At the present time, we do not know the exact nature or scope of the downsizing and restructuring.

Risk Factors

Risks Relating to Our Business

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception in 1996. Our net loss for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 was $163.0 million, $21.8 million, $2.5 million, $2.9 million and $4.1 million, respectively. The loss in 2005 includes a charge for impairment of goodwill of $147.5 million. As of December 31, 2005, we had an accumulated deficit of $211.0 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our clinical and regulatory expenses to increase significantly in connection with any follow-up clinical trial of the RHEO™ System and other clinical trials that we may initiate. In addition, subject to FDA approval of the RHEO™ System, we expect to incur significant sales, marketing and procurement expenses. As a result, we expect to continue to incur significant and increasing operating losses for the next several years. Because of the numerous risks and uncertainties associated with developing new medical therapies, we are unable to predict the extent of any future losses or when we will become profitable, if ever.

Our business may not generate the cash necessary to fund our operations.

Since inception, we have funded our operations through private placements of our equity and debt securities, early stage revenues and a successful initial public offering, or IPO. Prior to the IPO, our cash resources were limited. We may need additional capital in the future, and our prospects for obtaining it are uncertain. We expect that the funding requirements for our operating activities will continue to increase substantially in the future, especially if we are required to conduct a follow-up clinical trial of the RHEO™ System to support our PMA application to the FDA, and as a consequence of our planned subsequent commercialization of the RHEO™ System. We may need to seek additional funds in the future from a combination of sources, including product licensing, joint development and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future funding requirements cannot be satisfied with available cash resources. Additional capital may not be available on terms favorable to us, or at all. If adequate capital is unavailable, and if our operations do not generate cash, our commercialization of the RHEO™ System will be delayed and we may be unable to continue our operations.

We do not know whether we will be able to increase our revenues, derive revenues from sources other than sales to a related party or become profitable in the future.

We were founded in 1996 but the focus of our operations since 2000 was directed towards our pivotal trial, MIRA-1, for the RHEO™ System. Prior to 2000, our focus had been on commercializing and performing therapeutic apheresis, or blood filtering. We generated revenues of approximately $900,200 and $1,277,800 for the years ended June 30, 1999 and 1998, respectively, all of which were earned in the United States. For the years ended December 31, 2005, 2004 and 2003, we had revenues of $1,840,289, $969,357 and $390,479, respectively, of which $81,593, $731,757 and $390,479, respectively, were derived from sales of the RHEO™ System to OccuLogix, L.P., a related party, which then sold the RHEO™ System to three clinics in Canada, one of which is a related party, RHEO Clinic Inc., a subsidiary of TLC Vision. For the period from July 2002 to December 8, 2004, our only customer was OccuLogix, L.P., a related party. Subsequent to December 8, 2004, OccuLogix, L.P. became wholly owned by us. Our ability to increase our revenues and to earn revenues in the United States is dependent on a number of factors, including:

•	obtaining FDA approval to market the RHEO™ System in the United States which may require us to conduct a follow-up clinical trial to support our PMA application;

•	successfully building the infrastructure and manufacturing capacity to market and sell the RHEO™ System;

•	achieving widespread acceptance of RHEO™ Therapy among physicians and patients; and

•	agreement of governmental and third-party payors to reimburse for RHEO™ Therapy.

We cannot begin commercialization in the United States until we receive FDA approval. Until we have discussions with the FDA, we will not be able to anticipate when, if ever, we will receive FDA approval. Accordingly, at this time, we do not know when we can expect to begin to generate revenues in the United States. If we do not obtain FDA approval and are required to focus our efforts on marketing the RHEO™ System to clinics in Canada, or if we are unable to generate significant revenues in the United States, we may not become profitable, and we may be unable to continue our operations.

MIRA-1’s failure to meet its primary efficacy endpoint may impact adversely the business prospects and financial condition generally of our sole customer, Veris.

Currently, Veris is our sole customer. The Company’s announcement of February 3, 2006 that MIRA-1 did not meet its primary efficacy endpoint may impact adversely Veris’ business prospects and financial condition generally. A failure of Veris to continue its operations would adversely affect our ability to generate any revenues since, at this time, there is no other commercial provider of RHEO™ Therapy in any jurisdiction in which we have distribution and marketing rights to the RHEO™ System. We have taken a provision for bad debts of $1,049,297 in respect of Veris, of which $518,852 related to revenue reported prior to December 2005 and $530,445 related to goods shipped to it in December 2005 and for which revenue was not recognized. We also reported an inventory loss of $252,071, representing the cost of goods shipped to Veris in December 2005, which we do not anticipate will be returned to us.

MIRA-1 did not meet its primary efficacy endpoint, and it is more likely than not that we will be required to conduct a follow-up clinical trial of the RHEO™ System to support our PMA application.

We are required to obtain FDA approval to market the RHEO™ System in the United States. To support an application for FDA approval, we conducted, at our own expense, MIRA-1 to evaluate the safety and efficacy of RHEO™ Therapy in humans. MIRA-1 did not meet its primary efficacy endpoint, and it is more likely than not that we will be required to conduct a follow-up clinical trial to support our PMA application. The outcome of another trial would be uncertain. Clinical testing is expensive and can take many years. Failure can occur at any stage of the testing. We may encounter numerous factors during, or as a result of, a new clinical trial that could delay or prevent us from completing it and receiving FDA approval for a number of reasons, including:

•	we may be unable to obtain the complete number of data sets required by the protocol that will be filed with the FDA in connection with a new clinical trial;

•	costs of a new clinical trial may be greater than we anticipate;

•	we, or the regulators, may suspend or terminate such a clinical trial if the participating patients are being exposed to unacceptable health risks; and

•	negative or inconclusive results may arise, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing.

We may not receive FDA approval to market the RHEO™ System in the United States.

We may not receive FDA approval to market the RHEO™ System in the United States. Obtaining FDA approval is a lengthy and expensive process, and approval is uncertain. We may never receive FDA approval for the RHEO™ System, and, in any event, we expect to experience a delay in receiving approval since, as a result of MIRA-1’s failure to reach its primary efficacy endpoint, it is more likely than not that we will be required to conduct a follow-up clinical trial of the RHEO™ System to support our PMA application. One or more delays in obtaining or failure to obtain FDA approval would delay or prevent the successful commercialization of the RHEO™ System, diminish our competitive advantage and/or defer or decrease our receipt of revenues. Even if we eventually obtain FDA approval, this approval may only be for a limited or narrow class of Dry AMD patients, thereby diminishing the size of the class of prospective patients for whose use the RHEO™ System can be promoted.

In addition, changes to the RHEO™ System can require additional FDA approvals. The RHEO™ System currently uses a cellulose acetate Rheofilter which is manufactured by Asahi Medical. We have been informed by Asahi Medical that it intends to discontinue manufacturing the cellulose acetate filter in 2008, and we have been working with Asahi Medical to develop a new polysulfone filter to replace it. We will require FDA approval to replace the cellulose acetate Rheofilter with the new polysulfone Rheofilter which may require the generation and submission of additional clinical data which could delay the timing of the application and increase the cost of obtaining such approval. If we do not receive FDA approval for the new polysulfone Rheofilter or if obtaining the approval takes longer than we expect, we may be unable to market the RHEO™ System.

Our purchase commitments may adversely affect our liquidity.

We currently have commitments to purchase approximately $19.2 million of OctoNova pumps (based on current exchange rates) within five years after FDA approval, $13.3 million of Rheofilters and Plasmaflo filters over a three-year period beginning six months after FDA approval with respect to North America and $1.2 million of Rheofilters and Plasmaflo filters between 2006 and 2008 with respect to Australia, New Zealand, Colombia, Venezuela and Italy. We expect to fund our purchase commitments with cash generated from operations following FDA approval or, in the event we do not have sufficient cash from operations, other financing sources. Should these sources be insufficient to fund our purchase commitments, our liquidity may be adversely affected.

We currently depend on single sources for key components of the RHEO™ System. The loss of any of these sources could delay our clinical trials or prevent or delay commercialization of the RHEO™ System.

We currently depend on single sources for the filters and the OctoNova pump used in the RHEO™ System. We have entered into a supply agreement for the filters with Asahi Medical and for the OctoNova pump with Diamed, which designed the OctoNova pump, and MeSys, which manufactures the pumps for Diamed. We currently have commitments to purchase $19.2 million of OctoNova pumps (based on current exchange rates) within five years after FDA approval, $13.3 million of Rheofilters and Plasmaflo filters over a three-year period beginning six months after FDA approval with respect to North America and $1.2 million of Rheofilters and Plasmaflo filters between 2006 and 2008 with respect to Australia, New Zealand, Colombia, Venezuela and Italy. If we fail to meet our minimum purchase requirements under our agreements with Diamed or Asahi Medical, those agreements may be terminated or rendered non-exclusive at the sole discretion of the supplier. If any of these suppliers ceases to supply components to us or does not supply an adequate number of components, our sales and growth could be restricted, potentially materially. If we do not achieve FDA approval and other necessary approvals in certain of the territories for which we have distribution rights by the end of December 2006 (and by the end of December 2010 with respect to others of the territories to which we have distribution rights), Asahi Medical can terminate the supply agreement for the filters and Diamed can terminate the supply agreement for the pumps. In light of MIRA-1’s failure to reach its primary efficacy endpoint, we will not achieve FDA approval and the other necessary approvals by the end of December 2006 and will be discussing the consequences of such failure with Asahi Medical and Diamed. Our agreement with Asahi Medical as it relates to the United States, Canada, Mexico and certain countries in the Caribbean and our agreement with Diamed each have a term ending ten years after the date of FDA approval and is automatically renewable for one-year terms unless terminated upon six months’ notice. In addition, Diamed may terminate its agreement upon the termination of our manufacturing agreement with MeSys, which has a term of three years following FDA approval. We believe that establishing additional or replacement suppliers for these components may not be possible as these suppliers have trade secrets, patents and other intellectual property that may prevent a third party from manufacturing a suitable replacement product. Even if we switch to replacement suppliers and the supplier can manufacture the necessary components without violating any third-party intellectual property rights, we may face additional regulatory delays and the distribution of the RHEO™ System could be interrupted for an extended period of time, which may delay or slow the commercialization of RHEO™ Therapy and adversely impact our financial condition and results of operations.

Our supply agreement with Asahi Medical requires us to transfer the FDA approval of the RHEO™ System to it upon receipt which will limit our control of the FDA approval.

In the 2001 supply agreement with Asahi Medical for the filters that are used in the RHEO™ System, we agreed to obtain the FDA approval in the name of Asahi Medical and to maintain that approval. In a subsequent 2003 amendment to that agreement, we agreed to transfer FDA approval to Asahi Medical upon receipt from the FDA. Any clinical data contained in the application for FDA approval continues to belong to us. Asahi Medical will have the right to use the data in any territory where Asahi Medical grants us a distributorship. This agreement also makes us the exclusive distributor of Asahi Medical’s RHEO™ System filters in the United States, Canada, Mexico and certain countries in the Caribbean for a term that expires at the end of the ten-year period following the date of the FDA approval, which exclusivity is automatically renewable for one-year terms unless it is terminated upon six months’ notice.  The agreement also provides that Asahi Medical may terminate the exclusivity provision if certain post-FDA approval minimum purchase requirements are not met. This transfer of FDA approval to Asahi Medical may limit our flexibility to make changes in the FDA approval such as the addition of alternate suppliers of RHEO™ System components without Asahi Medical’s consent, or limit our ability to prevent changes to the FDA approval that we might consider detrimental, such as the addition of labeling changes or the substitution of alternate component suppliers. This agreement further makes us the exclusive distributor of such filters in Australia, New Zealand, Colombia and Venezuela and a non-exclusive distributor in Italy for a term that expires on December 31, 2010. Regulatory approvals obtained for the RHEO™ System, if any, in Australia, New Zealand, Colombia, Venezuela or Italy will be held by Asahi Medical.

If we or our suppliers fail to comply with the extensive regulatory requirements to which we and the RHEO™ System are subject, the RHEO™ System could be subject to restrictions or withdrawals from the market and we could be subject to penalties.

We, our suppliers and our products are subject to numerous FDA requirements covering the design, testing, manufacturing, quality control, labeling, advertising, promotion and export of the RHEO™ System and other matters. Failure to comply with statutes and regulations administered by the FDA could result in, among other things, any of the following actions:

•	warning letters;

•	fines and other civil penalties;

•	unanticipated expenditures;

•	withdrawal of FDA approval;

•	delays in approving or refusal to approve the RHEO™ System;

•	product recall or seizure;

•	interruption of production;

•	operating restrictions;

•	border stops;

•	injunctions; and

•	criminal prosecution.

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

We may be unable to commercialize the RHEO™ System successfully in the United States.

Even if we successfully obtain FDA approval for the RHEO™ System, our success depends on our ability to market and sell the RHEO™ System. Successful commercialization of the RHEO™ System depends on a number of factors, including:

•	achieving widespread acceptance of RHEO™ Therapy among physicians and patients;

•	agreement of governmental and third-party payors to provide reimbursement for RHEO™ Therapy;

•	maintaining our relationships with our single source suppliers;

•	obtaining sufficient quantities of components for the RHEO™ System;

•	establishing adequate sales and marketing capabilities;

•	obtaining sufficient facility space;

•	our ability to identify and sell the RHEO™ System to key multi-facility health care providers as well as to private eye care professional practices;

•	our ability to successfully sell the RHEO™ System at our projected selling price;

•	whether there are adverse side effects or unfavorable publicity concerning the RHEO™ System; and

•	whether there is competition for the RHEO™ System from new or existing products, which may prove to be safer, more efficacious or more cost-effective than the RHEO™ System.

RHEO™ Therapy is based on a model that has not achieved widespread acceptance and may be proven incorrect. If we are unsuccessful in achieving widespread acceptance of RHEO™ Therapy among physicians and patients, our business may not succeed.

AMD is not a well understood disease and its underlying cause is not known. RHEO™ Therapy is based on a disease model that has not achieved widespread acceptance with eye care professionals. Unlike traditional therapeutic treatments for eye diseases, RHEO™ Therapy is a systemic approach for the treatment of Dry AMD, rather than a localized approach. Our success is dependent upon achieving widespread acceptance of RHEO™ Therapy among ophthalmologists and optometrists. Eye care professionals and health care service providers may not be willing to integrate RHEO™ Therapy into their workflow. In addition, because RHEO™ Therapy can be performed by health care providers other than eye care professionals, eye care professionals may be reluctant to endorse RHEO™ Therapy. The fact that MIRA-1 did not meet its primary efficacy endpoint may strengthen opposition to RHEO™ Therapy or impede its acceptance.

Even if we are successful in achieving widespread acceptance of RHEO™ Therapy among physicians, we may be unable to achieve widespread acceptance among potential patients. An initial course of RHEO™ Therapy is time consuming, requiring eight procedures over a 10- to 12-week period, with each procedure lasting between two and four hours. Some patients may be reluctant to undergo RHEO™ Therapy because of the time commitment. In addition, RHEO™ Therapy providers may not be easily accessible to all patients and some patients may be unwilling or unable to travel to receive RHEO™ Therapy. If we are unable to achieve widespread acceptance, our financial condition and results of operations will be adversely affected.

In August 1997, our predecessor opened its sole client facility, the Rheotherapy Center, in Tampa, Florida to perform therapeutic apheresis commercially. In 1999, the FDA’s Office of Compliance issued a directive notifying our predecessor that further conducting of therapeutic apheresis would need to be conducted under the authority of an Investigational Device Exemption filed with the FDA. In a related action, our predecessor, on behalf of one of our founders, Dr. Richard C. Davis, made a payment in the amount of $10,000 to cover legal expenses incurred by the Florida Board of Medicine in prosecuting our predecessor’s unauthorized advertising of new medical therapies. Our predecessor closed the Rheotherapy Center in 1999 and we have since received an Investigational Device Exemption and subsequently focused our resources on completing MIRA-1 in order to obtain FDA approval of the RHEO™ System. Dr. Davis was our Chief Executive Officer from January to June 2003 and was our Chief Science Officer from July 2003 to April 2004 and since then has served as a consultant to us. Dr. Davis is also a former director of ours. We believe that the activities of the Rheotherapy Center engendered opposition in certain segments of the eye care community to RHEO™ Therapy and if this opposition continues, acceptance of RHEO™ Therapy among eye care professionals and patients may be difficult to achieve.

If RHEO™ Therapy is not reimbursed by governmental and other third-party payors, or is only reimbursed on a limited basis, our business may not succeed.

Undergoing RHEO™ Therapy is expensive, with an initial course of treatment expected to initially cost between $16,000 and $25,600 in the United States. Continuing efforts of governmental and third-party payors to contain or reduce the costs of health care could negatively affect the sale of the RHEO™ System. Our ability to commercialize the RHEO™ System successfully will depend in substantial part on favorable determinations by governmental payors, most prominently Medicare, private health insurers and state-funded health care coverage programs. Without the establishment of timely, favorable coverage and reimbursement policies, we may be unable to set or maintain price levels sufficient to realize an appropriate return on our investment in product development. Other significant insurance coverage limitations, such as narrow restrictions on patient coverage criteria and restrictions on treatment settings in which RHEO™ Therapy is covered, may also limit our potential revenues.

Our patents may not be valid and we may not be able to obtain and enforce patents to protect our proprietary rights from use by competitors.

Our owned and licensed patents may not be valid and we may not be able to obtain and enforce patents and to maintain trade secret protection for our technology. The extent to which we are unable to do so could materially harm our business.

We have applied for and will continue to apply for patents for certain processes used in the RHEO™ System. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with adequate protection from competition. In addition, we expect that we will seek to have the patent licensed to us re-issued at the U.S. Patent and Trademark Office, and we believe that a more detailed claim set will be issued. The timing of the submission of our re-issuance application has not yet been determined and will depend, to some degree, on our future estimate of when we will be in a position to begin commercializing the RHEO™ System in the United States. The application for re-issuance of this patent may result in the patent being rejected or no claims of commercial value being issued or it may result in competitors acquiring intervening rights. Furthermore, it is possible that patents issued or licensed to us may be challenged successfully. In that event, if we have a preferred competitive position because of such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, the components of the RHEO™ System could become subject to competition from the sale of generic products.

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

While our management team has some experience in marketing medical technology, we do not have a sales organization and have limited experience as a company in the sales, marketing and distribution of ophthalmic therapy products. In order to commercialize RHEO™ Therapy, we must develop our sales, marketing and distribution capabilities or make arrangements with a third party to perform these functions. If and when marketing of the RHEO™ System is eventually approved by the FDA, our plan will be to establish our own sales force to market the RHEO™ System in the United States. Developing a sales force is expensive and time consuming and we may not be able to develop this capacity. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

Our suppliers may not have sufficient manufacturing capacity and inventory to support our commercialization plans.

Our success requires that our suppliers have adequate manufacturing capacity and inventory in order to facilitate a rapid rollout of the RHEO™ System. We have been informed by Asahi Medical that the current Rheofilter being used in the RHEO™ System will be discontinued in 2008 and that, even if it is not discontinued, Asahi Medical would not be able to produce enough of the current cellulose acetate Rheofilter to meet our anticipated demand. Although we have been working with Asahi Medical to develop a new polysulfone filter that we believe Asahi Medical will be able to manufacture in larger quantities and at a lower cost to us, there can be no assurance that we and Asahi Medical will be successful in these efforts. Even if we are able to develop a new filter, we may not be able to obtain FDA approval for the new filter and the new filter may not be manufactured at a lower cost to us. If we are unable to obtain FDA approval for, or the necessary quantities of, this new filter, we may not be able to generate product revenue and may not become profitable.

We had planned to use between $9.5 million and $10.5 million of the net proceeds of our IPO to stockpile an inventory of filters from Asahi Medical and, to date, have used $4.8 million to do so. We have been accumulating inventory in advance of FDA approval in order to maximize the number of filters available to us due to manufacturing constraints on the number of cellulose acetate filters that Asahi Medical can produce. However, it is not clear when we will be in a position to commercially market the RHEO™ System in the United States, if ever. Each filter has a shelf life of approximately three years. It is possible that some or all of these filters will expire before they are used. Moreover, holding inventory in this manner will decrease our short term liquidity.

Our ability to conduct clinical trials and commercialize the RHEO™ System depends, in large part, on our ability to have components manufactured at a competitive cost and in accordance with FDA and other regulatory requirements. We do not control the manufacturing processes of our suppliers. If current manufacturing processes are modified, or the source or location of our product supply is changed, voluntarily or involuntarily, the FDA will require us to demonstrate that the material produced from the modified or new process or facility is equivalent to the material used in the clinical trials or products previously approved. Any such modifications to the manufacturing process or supply may not achieve or maintain compliance with the applicable regulatory requirements. In many cases, prior approval by regulatory authorities may be required before any changes can be made, which may adversely affect our business.

Our success depends upon our ability to sell to key multi-facility health care providers as well as private eye care professional practices.

In order to facilitate a rapid rollout of the RHEO™ System if and when we receive FDA approval, we will need to establish relationships with key organized groups of multi-facility health care service providers, including hospitals, dialysis clinics and ambulatory surgery centers, as well as private practices. We may be unsuccessful in establishing these relationships, which could limit our ability to commercialize the RHEO™ System.

We anticipate that RHEO™ Therapy will be prescribed by physicians and administered by nurses, and therefore our service provider customers will need the support of an adequate supply of trained nurses. Training nurses to administer RHEO™ Therapy may be costly, and our customers may experience shortages of nurses from time to time. If there is a shortage of trained nurses to work in our customers’ facilities, our commercialization of RHEO™ Therapy may be unsuccessful.

RHEO™ Therapy may produce adverse side effects in patients that prevent its adoption or that necessitate withdrawal from the market.

RHEO™ Therapy may produce unexpected side effects not previously observed during clinical trials. These undesirable and unintended side effects in patients may prevent or limit its commercial adoption and use. Side effects that have been observed in MIRA-1 were all temporary and generally mild and included temporary drops in blood pressure, abnormal heart rate, nausea, chills and localized bleeding, pain, numbness and swelling in the area of the arms where the needles were inserted. Even after approval by the FDA and other regulatory authorities, the RHEO™ System may later be found to produce adverse side effects that prevent widespread use or necessitate withdrawal from the market. The manifestation of such side effects could cause our business to suffer. In some cases, regulatory authorities may require additional disclosure to patients that could add warnings or restrict usage based on unexpected side effects seen after marketing a medical treatment.

We may face future product liability claims that may result from the use of our products.

The testing, manufacturing, marketing and sale of therapeutic products entails significant inherent risks of allegations of product liability. Our use of such products in clinical trials and our sale of the RHEO™ System may expose us to liability claims. These claims might be made directly by patients, health care providers or others selling the RHEO™ System. We carry clinical trials and product liability insurance to cover certain claims that could arise during MIRA-1 or during the commercial use of RHEO™ Therapy. We currently maintain clinical trials and product liability insurance with coverage limits of $2,000,000 in the aggregate annually. Such coverage, and any coverage obtained in the future, may be inadequate to protect us in the event of a successful product liability claim, and we may not be able to increase the amount of such insurance coverage or even renew it. A successful product liability claim could materially harm our business. In addition, substantial, complex or extended litigation could cause us to incur large expenditures and divert significant resources.

In the medium or long term, we will need to increase the size of our organization, and we may experience difficulties in managing our growth.

In order to commercialize the RHEO™ System, we will need to expand our employee base for management of operational, sales and marketing, financial and other resources. It is not clear when we will be able to commercially launch the RHEO™ System, if ever. Future growth will impose significant additional responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize the RHEO™ System and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	integrate additional management, administrative, distribution and sales and marketing personnel;

•	develop our administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.

We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from achieving or maintaining profitability.

We may face competition and may not be successful in addressing it.

The pharmaceutical, biotechnology and medical technology industries are characterized by rapidly changing technology and intense competition. AMD is not a well-understood disease and researchers are continuing to investigate different theories of the cause of AMD. If the cause of AMD is determined, competitors could potentially develop a treatment for Dry AMD that would replace RHEO™ Therapy. In addition, competitors may develop alternative treatments for Dry AMD that prove to be superior to, or more cost-effective than, RHEO™ Therapy. Some of these competitors may include companies which have access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing, manufacturing and distributing products, conducting preclinical and clinical testing and obtaining regulatory approvals.

We are aware of a number of companies which have developed or are in the process of developing treatments for Wet AMD, including Eyetech Pharmaceuticals, Inc./Pfizer Inc., Genentech, Inc./Novartis Ophthalmics, Alcon Laboratories, Inc., Iridex Corporation, Genaera Corporation, QLT, Inc. and GenVec, Inc. Some of these treatments are in late-stage clinical development or have been approved by the FDA. Some of these companies may develop new treatments for Dry AMD or may develop modifications to their treatments for Wet AMD that may be effective for Dry AMD as well. We are aware that Acuity Medical, Inc. is pursuing an electrical stimulation technology to treat Dry AMD. In addition, other companies also may be involved in competitive activities of which we are not aware.

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

The additional uncertainty regarding our business prospects that has been created by MIRA-1’s failure to reach its primary efficacy endpoint may impede our ability to attract and retain key personnel.

We currently expect that there will be some downsizing of our workforce and restructuring of our operations in view of the anticipated delay in the timing of receipt of FDA approval, if any, and the consequent delay in the commercialization of the RHEO™ System in the United States. This may impede our ability to fulfill certain functions which, in turn, may adversely affect our business.

For as long as TLC Vision owns a substantial portion of our common stock, our other stockholders may be effectively unable to affect the outcome of stockholder voting.

TLC Vision beneficially owns approximately 51.0% of our outstanding common stock, or 46.5% on a fully diluted basis. Accordingly, TLC Vision on its own could possess an effective controlling vote on matters submitted to a vote of the holders of our common stock.

While it owns a substantial portion of our common stock, TLC Vision will effectively control decisions with respect to:

•	our business direction and policies, including the election and removal of our directors;

•	mergers or other business combinations involving us;

•	the acquisition or disposition of assets by us;

•	our financing; and

•	amendments to our certificate of incorporation and bylaws.

Furthermore, TLC Vision may be able to cause or prevent a change of control of the Company, and this concentration of ownership may have the effect of discouraging others from pursuing transactions involving a potential change of control of the Company, in either case regardless of whether a premium is offered over then-current market prices.

Conflicts of interest may arise between us and TLC Vision, which has three directors on our board and for which our Chief Executive Officer and Chairman serves as Chairman. Our Chairman and Chief Executive Officer will also devote a portion of his time to TLC Vision, which may divert his attention from our business and operations.

TLC Vision beneficially owns approximately 51.0% of our outstanding common stock, or 46.5% on a fully diluted basis. Our directors, Elias Vamvakas, Thomas Davidson and Richard Lindstrom, are also directors of TLC Vision. Mr. Vamvakas beneficially owns 3,384,989 common shares of TLC Vision, representing approximately 4.99% of TLC Vision’s outstanding shares. Mr. Davidson beneficially owns 34,827 common shares of TLC Vision, representing approximately 0.05% of TLC Vision’s outstanding shares, and Dr. Lindstrom does not beneficially own any common shares of TLC Vision. Because Messrs. Vamvakas and Davidson and Dr. Lindstrom are directors of TLC Vision, a conflict of interest could arise. Conflicts may arise between TLC Vision and us as a result of our ongoing agreements. We may not be able to resolve all potential conflicts with TLC Vision, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated third party.

In addition, our Chairman and Chief Executive Officer, Mr. Vamvakas, also serves as Chairman of TLC Vision and, therefore, devotes a portion of his time to matters other than our business and operations. We believe that Mr. Vamvakas devotes approximately 20% of his time, on average, to TLC’s operations, which may divert his attention from our business operations and which may adversely affect our business.

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

John Caloz, our Chief Financial Officer and Treasurer, Nozhat Choudry, our Vice President, Clinical Research, and Stephen Parks, our Vice President, Sales, and our directors, Adrienne Graves and Gilbert Omenn, have all served as members of our management team for less than one year. Thomas P. Reeves, our President and Chief Operating Officer, Stephen Kilmer, our Vice President, Corporate Affairs, Julie Fotheringham, our Vice President, Marketing, and our directors, Thomas Davidson, Jay Holmes and Richard Lindstrom, have all served as members of our management team for less than two years. This poses a number of risks, including the risk that these persons may:

•	have limited familiarity with our past practices;

•	lack experience in communicating effectively within the team and with other employees;

•	lack settled areas of responsibility; and

•	lack an established track record in managing our business strategy, including clinical trials.

ITEM 2.	PROPERTIES.

In December 2004, we moved from our previous headquarters which we subleased from TLC Vision to our current headquarters, which are also in Mississauga. Until January 31, 2006, we subleased our current headquarters from Echo Online Internet, Inc. and, as of February 1, 2006, have been leasing them from Penyork Properties III Inc. The facility presently consists of approximately 6,600 square feet of office space utilized for corporate finance and clinical trial management personnel. Our current arrangement expires on July 31, 2007. Our current annual lease obligation for rent for this facility is C$138,138. As a result of negotiated rent-free periods, the future minimum obligation under this lease is C$98,104 for 2006. TLC Vision has advised us that it does not have any ownership interest in our current headquarters.

We also lease space in a facility in Palm Harbor, Florida consisting of 5,020 square feet of space used for warehousing the RHEO™ System components and providing office space for our clinical trial personnel, John Cornish, who is our Vice President, Operations, and administrative personnel and records. The facility consists of office and working space and an approximately 1,700 square foot warehouse in the back. Our lease on this property expired on December 31, 2005 and has been renewed until December 31, 2006. Our current monthly lease obligation for rent for this facility is approximately $2,745. The landlord under this lease is Cornish Properties, which is owned by Mr. Cornish. Mr. Cornish was also one of our directors from April 1997 to September 2004.

We believe that if our existing facilities are not adequate to meet our business requirements for the near-term, additional space will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS.

We are not aware of any litigation involving us that is outstanding, threatened or pending.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the Company’s 2005 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Equity

Our Common Stock commenced trading on the NASDAQ National Market System under the symbol “RHEO” and the Toronto Stock Exchange under the symbol “RHE” on December 9, 2004, in connection with our initial public offering which closed on December 16, 2004.

The following table sets forth the range of high and low sales prices per share of our Common Stock on both the NASDAQ National Market System and the Toronto Stock Exchange for the fiscal periods indicated. Prior to December 9, 2004, there was no established public trading market for our Common Stock. Therefore, 2004 fourth quarter high and low sales prices per share can only be calculated from December 9, 2004 through December 31, 2004.

	Common Stock Prices
	Fiscal 2005				Fiscal 2004
	High		Low		High		Low
NASDAQ National Market System

First Quarter		$10.68		$7.06		--		--
Second Quarter		9.35		5.92		--		--
Third Quarter		9.78		6.05		--		--
Fourth Quarter		8.78		5.88		$13.86		$9.35

Toronto Stock Exchange

First Quarter	C$	12.90	C$	8.75		--		--
Second Quarter		11.17		7.57		--		--
Third Quarter		11.70		7.00		--		--
Fourth Quarter		10.49		6.94	C$	16.50	C$	12.04

The closing share price for our Common Stock on March 14, 2006 as reported by the NASDAQ National Market System, was $3.94. The closing share price for our Common Stock on March 14, 2006, as reported by the Toronto Stock Exchange, was C$4.48.

As of March 14, 2006, there were approximately 120 stockholders of record of our Common Stock.

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

On March 24, 2005, we issued an aggregate of 50,000 shares of Common Stock to Center for Clinical Research at a purchase price of $0.04 per share in consideration for cash.

On March 30, 2005, we issued an aggregate of 2,000 shares of Common Stock to Carol Jones at a purchase price of $0.99 in consideration for cash.

On June 14, 2005, we issued an aggregate of 8,550 shares of Common Stock to Don Strickland at a purchase price of $0.99 per share in consideration for cash.

On July 29, 2005, we issued an aggregate of 13,750 shares of Common Stock to Richard Davis at a purchase price of $1.30 per share in consideration for cash.

On August 1, 2005, we issued an aggregate of 150,000 shares of Common Stock to Richard Davis at a purchase price of $0.99 per share in consideration for cash.

On August 1, 2005, we issued an aggregate of 9,583 shares of Common Stock to Ramon Gonzalez at a purchase price of $0.80 per share consideration for cash.

On October 5, 2005, we issued an aggregate of 20,202 shares of Common Stock to David Eldridge at a purchase price of $0.99 per share in consideration for cash.

On November 24, 2005, we issued an aggregate of 25,000 shares of Common Stock to Reinhard Klingel at a purchase price of $0.99 per share in consideration for cash.

No underwriters were involved in the foregoing sales of securities. The foregoing sales were made upon the exercise of options granted to our employees, officers, directors or consultants under written compensatory benefit plans in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 701 thereunder.

ITEM 6.	SELECTED FINANCIAL DATA.

The following tables set forth our selected historical consolidated financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 which have been derived from our consolidated financial statements included elsewhere in this Form 10-K and our consolidated financial statements included on Form S-1 for the years ended December 31, 2003, 2002 and 2001. The following tables should be read in conjunction with our financial statements, the related notes thereto and the information contained in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,

	2001	2002	2003	2004	2005
	(in thousands except per share amounts)
Consolidated Statements of Operations Data:
Revenues from related party	$—	$94	$390	$732	$81
Revenues from third parties	—	—	—	238	$1,759
Total revenues	—	94	390	970	$1,840
Cost of goods sold to related party	—	81	373	689	43
Cost of goods sold to third parties	—	—	—	134	3,251
Royalty costs	—	78	109	135	100
Gross margin (loss)	—	(65)	(92)	12	(1,554)
Operating expenses
General and administrative	911	449	1,565	17,530	8,729
Clinical and regulatory	1,873	1,447	731	3,995	5,251
Sales and marketing	—	—	—	220	2,165
Impairment of goodwill	—	—	—	—	147,452
	2,784	1,896	2,296	21,745	163,597
Other (expenses) income	(1,342)	(921)	(82)	(110)	1,536
Earnings from discontinued operations	67	—	—	—	—
Loss for the period before Income taxes	$(4,059)	$(2,882)	$(2,470)	$(21,843)	$(163,615)
Income tax benefit	—	—	—	24	643
Net loss for the period	$(4,059)	$(2,882)	$(2,470)	$(21,819)	$(162,972)
Per Share Data:
Loss per share from continuing operations — basic and diluted	$(1.15)	$(0.77)	$(0.62)	$(2.96)	$(3.89)
Earnings per share from discontinued operations	0.02	—_	—	—	—
Net loss per share	$(1.13)	$(0.77)	$(0.62)	$(2.96)	$(3.89)
Weighted average number of shares used in per share calculations — basic and diluted	3,603	3,735	3,977	7,370	41,931

	As of December 31,

	2001	2002	2003	2004	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$(8)	$602	$1,237	$17,531	$9,600
Marketable securities	—	—	—	42,500	31,663
Working capital (deficiency)	(2,848)	(1,780)	(2,538)	58,073	44,415
Total assets	768	1,038	1,868	301,601	137,806
Long-term debt (including current portion due to stockholders)	7,820	1,507	3,694	517	158
Total liabilities	9,526	2,693	4,134	13,502	11,765
Common stock	4	4	5	42	42
Series A Convertible Preferred Stock	1	2	2	―	―
Series B Convertible Preferred Stock	—	1	1	―	―
Additional paid-in capital	11,839	22,057	23,915	336,064	336,978
Accumulated deficit	(20,602)	(23,718)	(26,188)	(48,007)	(210,979)
Total stockholders’ equity (deficiency)	(8,759)	(1,655)	(2,266)	288,098	126,041

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, included in item 8 of this Form 10-K. Unless otherwise specified, all dollar amounts are U.S. dollars.

Overview

We are an ophthalmic therapeutic company founded to commercialize innovative treatments for eye diseases, including age-related macular degeneration, or AMD. The RHEO™ System is used to perform the Rheopheresis™ procedure, a procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD, the most common form of the disease.

We conducted a pivotal clinical trial, called MIRA-1, or Multicenter Investigation of Rheopheresis for AMD, which, if successful, was expected to support our application to the U.S. Food and Drug Administration, or FDA, to obtain approval to market the RHEO™ System in the United States. On February 3, 2006, we announced that, based on a preliminary analysis of the data from MIRA-1, MIRA-1 did not meet its primary efficacy endpoint as it did not demonstrate a statistically significant difference in the mean change of Best Spectacle-Corrected Visual Acuity applying the Early Treatment Diabetic Retinopathy Scale, or ETDRS BCVA, between the treated and placebo groups in MIRA-1 at 12 months post-baseline. As expected, the treated group demonstrated a positive result. An anomalous response of the control group is the principal reason why the primary efficacy endpoint was not met. There were subgroups that did demonstrate statistical significance in their mean change of ETDRS BCVA versus control.

Subsequent to the February 3, 2006 announcement, the Company completed an in-depth analysis of the MIRA-1 study data identifying subjects that were included in the intent-to-treat, or ITT, population but who deviated from the MIRA-1 protocol as well as those patients who had documented losses or gains in vision for reasons not related to retinal disease such as cataracts. Those subjects in the ITT population who met the protocol requirements, and who did not exhibit ophthalmic changes unrelated to retinal disease, comprised the modified per-protocol population.

In the modified per-protocol analysis, eyes treated with RHEO™ Therapy demonstrated a mean vision gain of 0.8 lines of ETDRS BCVA at 12 months post-baseline, compared to a mean vision loss of 0.1 lines of ETDRS BCVA in the eyes in the placebo group. The result was statistically significant (repeated measure p value = 0.0147). The following table presents a summary of the ETDRS BCVA changes observed 12 months post-baseline in the modified per-protocol analysis of MIRA-1:

	Treatment Group	Placebo Group
	(n=69)	(n=46)
Vision improvement greater or equal to:
1 line	46.4%	19.6%
2 lines	27.5%	8.7%
3 lines	8.7%	2.2%

Vision loss greater or equal to:
1 line	11.6%	23.9%
2 lines	5.8%	6.5%
3 lines	2.9%	2.2%

Within the modified per-protocol population with pre-treatment vision worse than 20/40, 50.0% of RHEO™ Therapy-treated eyes improved, after treatment, to 20/40 or better and would be able to qualify for a driver’s license 12 months post-baseline, compared to 20.0% of placebo eyes.

MIRA-1 data supports historical clinical and commercial experience with respect to the safety of RHEO™ Therapy, with observed treatment side effects generally being mild, transient and self-limiting.

In light of MIRA-1’s failure to meet its primary efficacy endpoint, it is more likely than not that we will be required to conduct a follow-up clinical trial of the RHEO™ System in order to support our Pre-Market Approval, or PMA, application to the FDA. However, until we have discussions with the FDA, we will not know the nature, size, scope or duration of any follow-up clinical trial. Nor, until such time, will we be able to anticipate when we will receive FDA approval, if ever, or when we can expect to commercialize the RHEO™ System in the United States and to begin to generate revenues there.

As a result of the announcement on February 3, 2006, the share price of our stock as traded on the NASDAQ National Market System decreased from $12.75 on February 2, 2006 to close at $4.10 on February 3, 2006. The 10-day average price of the stock immediately following the announcement was $3.65 and reflected a decrease in our market capitalization from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day average share price subsequent to the announcement. The resulting decrease in the share price was identified as an indicator of impairment leading to an analysis of our intangible assets and goodwill and resulting in our reporting an impairment charge to goodwill of $147,451,758 in the fourth quarter of 2005. We believe that the announcement made it unlikely that we would be able to collect on amounts outstanding from Veris, resulting in a provision for bad debts of $1,049,297, of which $518,852 related to revenue recognized prior to December 2005 and $530,445 related to goods shipped to Veris, in December 2005, and for which revenue was not recognized. We also recognized an inventory loss of $252,071, representing the cost of goods shipped to Veris in December 2005 which we do not anticipate will be returned by Veris. We have also fully expensed the $165,661 advance paid to Veris in connection with clinical trial services to be provided by Veris for MIRA-PS, one of our clinical trials. We evaluated our ending inventories as at December 31, 2005 on the basis that Veris may not be able to increase its commercial activities in Canada in line with our initial expectations. Accordingly, we have set up a provision for obsolescence of $1,990,830 for treatment sets that are unlikely to be utilized prior to their expiration dates. No other adjustments were made as a result of the February 3, 2006 announcement that impact the financial results as of December 31, 2005.

Revenues

Up to December 8, 2004, the date of our acquisition of TLC Vision’s 50% interest in OccuLogix, L.P., we derived the majority of our revenues from sales of the OctoNova pump and disposable treatment sets, which include two disposable filters and applicable tubing, to OccuLogix, L.P., which then sold the pumps and treatment sets to three clinics in Canada, one of which is a related party, RHEO Clinic Inc., or RHEO Clinic, a subsidiary of TLC Vision. Historically, we set sales prices at a level which would reimburse our cost of sales excluding the effects of ongoing minimum royalty commitment costs. Following our acquisition of TLC Vision’s 50% interest in OccuLogix, L.P., our revenues have been derived from sales of the OctoNova pumps and disposable treatment sets directly to RHEO Clinic and to other commercial providers of RHEO™ Therapy in Canada. Currently, Veris is the only such provider. We believe that, in the future, provided that the RHEO™ System gains acceptance, sales of disposable treatment sets will provide a recurring source of revenue and that the percentage of our revenues that we derive from disposable treatment sets will increase over time as our installed base of OctoNova pumps increases. We also expect to derive additional revenues from miscellaneous services for annual calibration, maintenance and training, which are not already included in the initial sale and service of the RHEO™ System.

One of OccuLogix, L.P.’s primary customers was RHEO Clinic, for which OccuLogix, L.P. has reported revenues of $81,593, $401,236 and $459,730 for the years ended December 31, 2005, 2004 and 2003, respectively. RHEO Clinic used the RHEO™ System to treat patients, for which it charged its customers (the patients) a per-treatment fee. Since it has ceased the treatment of commercial patients in 2005, RHEO Clinic has not been a source of revenue for us, nor will it be a source of revenue for us in the future.

The Company’s announcement of February 3, 2006 that MIRA-1 did not meet its primary efficacy endpoint may impact adversely Veris’ business prospects and financial condition generally. A failure of Veris to continue its operations would adversely affect our ability to generate any revenues since, at this time, there is no other commercial provider of RHEO™ Therapy in any jurisdiction in which we have distribution and marketing rights to the RHEO ™ System.

We cannot begin commercialization in the United States until we receive FDA approval. Until we have discussions with the FDA, we will not be able to anticipate when, if ever, we will receive FDA approval. Accordingly, at this time, we do not know when we can expect to begin to generate revenues in the United States.

Cost of Sales

Cost of sales includes costs of goods sold and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the RHEO™ System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing, logistics inventory management and recurring regulatory costs associated with conducting business in Canada and ISO certification. We evaluated our ending inventories as at December 31, 2005 on the basis that Veris may not be able to increase its commercial activities in Canada in line with our initial expectations. Accordingly, we have set up a provision for obsolescence of $1,990,830 for treatment sets that are unlikely to be utilized prior to their expiration dates. Also included in cost of sales expenses for the year ended December 31, 2005 is $252,071 which reflects the inventory loss associated with treatment sets and pumps shipped to Veris in December 2005 for which revenue was not recognized due to our anticipation that the customer will not return the products shipped and would not be able to pay for the amounts invoiced.

To acquire the necessary licensing and distribution rights for the components of the RHEO™ System, in 2002, we entered into agreements with Mr. Hans Stock and Dr. Richard Brunner, the owners of a patent that we license, that requires us to pay them an aggregate of 2% of our cost of the disposable filter sets purchased from Asahi Medical Co., Ltd., or Asahi Medical, and of sales of the OctoNova pumps and the tube sets (which, together with the filter sets, make up the treatment sets) in those jurisdictions where the patent is enforceable, with minimum required payments to Mr. Stock and Dr. Brunner in the aggregate amount of $25,000 during each calendar quarter. This resulted in royalty payments for each of the years ended December 31, 2005, 2004 and 2003 of $100,000. To date, the minimum required quarterly payments have exceeded the amounts that would have been payable absent the requirement of a minimum payment, and we are entitled to apply this excess in future periods if and when our revenue increases sufficiently to generate royalty payments in excess of the minimum payments. We treat these minimum royalty payments as an expense within cost of sales as they are only recoverable based on sufficient volume. A portion of the net proceeds of our initial public offering had been used to accumulate inventory levels to help ensure our ability to meet forecasted sales levels if and when we obtain FDA approval. We will be re-evaluating our inventory accumulation strategy pending the outcome of our discussions with the FDA and the determination of whether we will be required to conduct a follow-up clinical trial of the RHEO™ System and in accordance with our consequent estimate of the likely timing of receipt of FDA approval, if any. To the extent that our sales increase in the future, royalty payments to Mr. Stock and Dr. Brunner will increase and may exceed the minimum payment requirement.

We have entered into an agreement in 2002 with Mr. Stock in consideration for assisting us in procuring a distribution agreement with Asahi Medical relating to the filters used in the RHEO™ System and for his commitment to assist in the procurement of distribution rights for new product lines. This agreement with Mr. Stock requires us to pay royalties of 5% of the price we pay to Asahi Medical for all products it supplies to us. We record these royalties as an expense when we sell the products. Royalty expenses reflected in cost of sales as a result of this agreement in the years ended December 31, 2005, 2004 and 2003 were nil, $35,457 and $9,234, respectively.

Operating Expenses

Our operating expenses consist primarily of clinical and regulatory expenses, general and administrative expenses and sales and marketing expenses. In 2005, we took a charge for impairment of goodwill. Clinical and regulatory expenses have consisted primarily of those expenses related to MIRA-1 and related clinical trials. These expenses include payments to clinical trial sites for conducting the trial, costs of contract research monitoring organizations and other non-employee consultants and experts as well as compensation and overhead for those of our employees who are primarily involved in clinical trial activities. As of December 31, 2005, we had 13 full-time employees engaged in clinical trial activities. We expect clinical and regulatory expenses to increase significantly in 2006 if the Company is required to conduct a follow-up clinical trial of the RHEO™ System.

General and administrative expenses consist primarily of the costs of corporate operations and personnel, rent, legal and accounting expenses. As of December 31, 2005, we had 17 full-time employees allocated to general and administrative activities. We expect that general and administrative expenses will increase in the future as we incur additional costs related to the growth of our business. Included in general and administrative expenses is the amortization related to intangibles expense of $1,716,667 for the year ended December 31, 2005, resulting from our acquisition of TLC Vision’s 50% interest in OccuLogix, L.P. on December 8, 2004.

Sales and marketing expenses consist primarily of costs of establishing sales and marketing efforts to promote the use of the RHEO™ System in Canada and, upon FDA approval, in the United States. As of December 31, 2005, we had five full-time sales and marketing employees. Pending the outcome of our discussions with the FDA and the determination of the parameters of any follow-up clinical trial of the RHEO™ System, we have suspended, for the time being, all sales and marketing activities that were being conducted in anticipation of commercialization in the United States. Sales and marketing expenses for the year ended December 31, 2005 include bad debt expense of $518,852 and reflect the allowance for doubtful amounts due to us from Veris for the purchase of treatment sets, pumps and other services made prior to December 2005.

We currently expect that there will be some downsizing of our workforce and restructuring of our operations in view of the anticipated delay in the timing of receipt of FDA approval, if any, and the consequent delay in the commercialization of the RHEO™ System in the United States. At the present time, we do not know the exact nature or scope of the downsizing and restructuring.

We performed our annual goodwill impairment analysis on October 1, 2005 in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This analysis requires management to make a series of critical assumptions to evaluate whether any impairment exists and to measure the amount of impairment. SFAS 142 requires that we estimate the fair value of the Company as compared to its estimated book value. If the estimated fair value is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of the Company, we primarily used the market capitalization approach which estimates fair value of the Company as determined by the market (based on the total market price of all outstanding units). Based on the goodwill impairment analysis, we concluded that there was no indication of an impairment in the carrying value of the Company’s goodwill as of that date. However, due to the result of the preliminary analysis of the data from MIRA-1 and our current market capitalization, we concluded that there were sufficient indicators to require management to assess whether our recorded goodwill was impaired as of December 31, 2005. Having determined the fair value of the Company’s assets and using the market capitalization method to value the Company (based on the ten-day average of the closing price of the Company’s stock as traded on the NASDAQ National Market System subsequent to the February 3, 2006 announcement that MIRA-1 did not meet its primary efficacy endpoint, we concluded that a goodwill impairment charge of $147,451,758 was necessary for the year ended December 31, 2005.

Other Income (Expenses)

Other income (expenses) consists primarily of interest, the impact of foreign exchange gains and losses and other non-recurring transactions. Interest income reflects interest revenue earned from the Company’s cash position.

Income Tax Benefit

Income tax benefit represents the amortization of the deferred tax liability net of an income tax liability for the year ended December 31, 2005. The deferred tax liability was recorded based on the difference between the fair value of the intangible asset acquired on December 8, 2004 (being TLC’s 50% ownership interest in OccuLogix, L.P., thus rendering OccuLogix, L.P. a wholly-owned subsidiary of ours) and its tax basis and is being amortized over 15 years, the estimated useful life of the intangible asset.

Results of Operations

The components of the RHEO™ System have been given regulatory approval in Canada. Our wholly owned subsidiary, OccuLogix, L.P., was actively commercializing the sale of the RHEO™ System in Canada. Currently, the cost of the treatments in Canada is not covered by third parties such as insurance companies or government health programs. As a result, sales levels have remained modest. We intend to pursue reimbursement of the treatment in Canada but believe that it will be necessary that both FDA approval of the RHEO™ System and a National Coverage Decision by the Center for Medicare and Medicaid Services in the United States to reimburse patients for RHEO™ Therapy treatments be obtained before we will be successful in obtaining reimbursement in Canada. However, we may not receive FDA approval to market the RHEO™ System in the United States. Until we have discussions with the FDA, we will not be able to anticipate when, if ever, we will receive FDA approval.

Following the acquisition of TLC Vision’s 50% interest in OccuLogix, L.P. on December 8, 2004, revenues reflecting direct sales to clinics using the RHEO™ System increased, while cost of sales was not expected to change materially. Clinical and regulatory expenses were not impacted by the acquisition, but general and administrative expenses increased, reflecting the creation of the organizational structure necessary for the commercialization process. Sales and marketing expenses also increased as we continued to incur sales and marketing expenses related to establishing sales and marketing efforts to promote the use of the RHEO™ System in Canada and, upon FDA approval, in the United States.

In light of MIRA-1’s failure to meet its primary efficacy endpoint, it is more likely than not that we will be required to conduct a follow-up clinical trial of the RHEO™ System in order to support our Pre-Market Approval application to the FDA. However, until we have discussions with the FDA, we will not know the nature, size, scope or duration of any follow-up clinical trial. Nor, until such time, will we be able to anticipate when we will receive FDA approval, if ever, or when we can expect to commercialize the RHEO™ System in the United States and to begin to generate revenues there.

We currently expect that there will be some downsizing of our workforce and restructuring of our operations in view of the anticipated delay in the timing of receipt of FDA approval, if any, and the consequent delay in the commercialization of the RHEO™ System in the United States. At the present time, we do not know the exact nature or scope of the downsizing and restructuring.

Years Ended December 31, 2005 and 2004

Revenues. Revenues increased by 90% to $1,840,289 for the year ended December 31, 2005 from $969,357 for the year ended December 31, 2004. This increase was due to sales of treatment sets, pumps and services to Veris of $1,752,782 and reflects the impact of the acquisition of TLC Vision’s 50% ownership interest in OccuLogix, L.P. Included in revenues for the year ended December 31, 2005 are sales made to RHEO Clinic, for which we have reported revenues of $81,593 in the year. We do not expect that RHEO Clinic will be a source of revenue going forward since it has ceased the treatment of commercial patients.

Cost of Sales and Gross Margin. Cost of sales increased by 255% to $3,394,102 for the year ended December 31, 2005 from $957,269 for the year ended December 31, 2004, as a result of the increase in sales from the prior period and the impact of the acquisition of TLC Vision’s 50% ownership interest in OccuLogix, L.P. We evaluated our ending inventories as at December 31, 2005 on the basis that Veris may not be able to increase its commercial activities in Canada in line with our initial expectations. Accordingly, we have set up a provision for obsolescence of $1,990,830 for treatment sets that are unlikely to be utilized prior to their expiration dates. Also included in cost of sales expenses for the year ended December 31, 2005 is $252,071 which reflects the inventory loss associated with treatment sets and pumps shipped to Veris in December 2005 for which revenue was not recognized due to the likelihood that the customer will not return the products shipped and would not be able to pay for the amounts invoiced.

Gross margin on sales was (84%) for the year ended December 31, 2005 due primarily to the impact of the provision for inventory obsolescence of $1,990,830 and the inventory loss of $252,071 recorded during the year. Gross margin on sales was 1% for the year ended December 31, 2004. Prior to the acquisition of OccuLogix, L.P. on December 8, 2004, sales to OccuLogix, L.P. were essentially at cost. The Company’s gross margins are affected by product mix. As our customers’ treatment sites are established, they are expected to purchase a continuous supply of disposable treatment sets for which the margins are much higher.

General and Administrative Expenses. General and administrative expenses were $8,729,456 for the year ended December 31, 2005, a decrease of 50% from $17,530,019 for the year ended December 30, 2004. This decrease is due primarily to the requirement to expense the intrinsic value of options granted in December 2003 over the vesting period of these options. All of these options became fully vested upon the Company’s initial public offering, and, therefore, $15,392,323, reflecting the remaining unamortized balance of stock based compensation charges as of December 31, 2003, was expensed in the year ended December 31, 2004. This decrease was partially offset by increased professional fees to establish agreements, to review and amend existing contracts, the fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as well as other public company costs, the cost of several key executives and employees hired part way through the third quarter of 2004 and amortization expense of the intangible asset acquired on the purchase of TLC Vision’s 50% interest in OccuLogix, L.P.

Clinical and Regulatory Expenses. Clinical and regulatory expenses were $5,250,492 for the year ended December 31, 2005, an increase of 31% from $3,994,967 for the year ended December 31, 2004, as a result of increased activities associated with the MIRA-1, LEARN and other clinical trials. Also included in clinical trial expenses for the year ended December 31, 2005 is the advance payment of C$195,000 or $165,661 made to Veris for the provision of clinical trial services in connection with our MIRA-PS trial. This unrecoverable amount has been fully expensed in the year ended December 31, 2005 as the Company had suspended the MIRA-PS trial pending the outcome of the detailed analysis of the MIRA-1 study data, the outcome of the Company’s discussions with the FDA and the determination of the parameters of any follow-up clinical trial required by the FDA for purposes of supporting our PMA submission. No other adjustments were made as a result of the announcement.

Sales and Marketing Expenses.  Sales and marketing expenses were $2,165,337 for the year ended December 31, 2005, an increase of 886% from $219,556 for the year ended December 31, 2004, since virtually all sales and marketing expenses had been incurred by OccuLogix, L.P. prior to our acquisition of TLC Vision’s 50% interest in OccuLogix, L.P. In the third and fourth quarters of 2004, we hired three new employees to begin establishing sales and marketing efforts to promote the use of the RHEO™ System in Canada and, upon FDA approval, in the United States. Sales and marketing expenses consist primarily of costs of establishing sales and marketing efforts to promote the use of the RHEO™ System in Canada and, upon FDA approval, in the United States. Sales and marketing expenses for the year ended December 31, 2005 include bad debt expense of $518,852 and reflect the allowance for doubtful amounts due to us from Veris for the purchase of treatment sets, pumps and other services.

Impairment of Goodwill. The aforementioned decrease in our stock price subsequent to the February 3, 2006 announcement of the MIRA-1’s failure to meet its primary endpoint was identified as an indicator of impairment which led to an analysis of our intangible assets and goodwill resulting in the reporting of an impairment charge of $147,451,758. The impairment of goodwill charge of $147,451,758 for the year ended December 31, 2005 represents the reduction in the carrying value of goodwill acquired on the purchase of TLC Vision’s 50% interest in OccuLogix, L.P. for which the carrying value exceeded the fair value. There was no comparable charge in the year ended December 31, 2004.

Other Income (Expenses).  Other income was $1,536,341 for the year ended December 31, 2005, compared to an expense of $110,190 for the year ended December 31, 2004. This change was due primarily to interest income earned for the year ended December 31, 2005 as a result of the Company’s cash and short-term investment position following the raising of capital in the Company’s initial public offering in December 2004.

Income Tax Recovery.  Income tax recovery was $642,529 for the year ended December 31, 2005, an increase of 2,603% from $23,771 for the year ended December 31, 2004. Income tax recovery primarily represents the amortization of the deferred tax liability which was recorded based on the difference between the fair value of the intangible asset acquired in December 2004 and its tax basis. The deferred tax liability of $9,527,500 is being amortized over 15 years, the estimated useful life of the intangible asset.

Years Ended December 31, 2004 and 2003

Revenues. Revenues increased by 148% to $969,357 for the year ended December 31, 2004 from $390,479 for the year ended December 31, 2003. This increase was due to sales of treatment sets and pumps in the fourth quarter of the year to Veris in accordance with our agreement with it.

Cost of Sales. Cost of sales increased by 98% to $957,269 for the year ended December 31, 2004 from $482,780 for the year ended December 31, 2003, as a result of the increase in sales in the year.

Gross Margin. Gross margin was impacted by the sales of OccuLogix, L.P. which we acquired on December 8, 2004. OccuLogix, L.P. sales, post-acquisition, to third parties generated sufficient profit to bring the consolidated gross margin positive.

General and Administrative Expenses. General and administrative expenses increased by 1,021% to $17,530,019 for the year ended December 31, 2004 from $1,564,362 for the year ended December 31, 2003. This increase resulted primarily from the requirement to expense the intrinsic value of options granted in December 2003 over the vesting period of these options. We estimated the intrinsic value of these options to be $15,905,400 which resulted in a monthly expense of $513,077 over the vesting period of the options. All of these options became fully vested upon the Company’s initial public offering and therefore the remaining unamortized balance of stock-based compensation charges as of December 31, 2003 was expensed in the year ended December 31, 2004. The expense for the years ended December 31, 2004 and 2003 was $15,392,323 and $513,077, respectively. Employee and related travel costs increased 141% to $1,126,641 for the year ended December 31, 2004 from $468,000 for the year ended December 31, 2003 as a result of our having received sufficient additional funding at the end of the first half of 2003 to fully resume operations and the hiring of new employees in 2004. Expenses related to the hiring of professionals increased 70% to $634,128 for the year ended December 31, 2004 from $374,000 for the year ended December 31, 2003, due primarily to costs related to the audit process. Amortization expense of the intangible assets acquired on the acquisition of TLC Vision’s 50% interest in OccuLogix, L.P. was $106,138 for the year ended December 31, 2004. There was no comparable expense in the year ended December 31, 2003.

Clinical and Regulatory Expenses. Clinical and regulatory expenses increased by 446% to $3,994,967 for the year ended December 31, 2004 from $731,166 for the year ended December 31, 2003, as a result of increased activities associated with MIRA-1. We increased our activities as a result of additional funding we have received from TLC Vision and Diamed since July 2003.

Sales and Marketing Expenses. Sales and marketing expenses were $219,556 for the year ended December 31, 2004 with no comparable expense for the year ended December 31, 2003. In the third quarter of 2004, we hired two new employees to begin establishing sales and marketing efforts to promote the use of the RHEO™ System in Canada and, upon FDA approval, in the United States.

Other Expenses. Other expenses totaled $110,190 for the year ended December 31, 2004, an increase of 34% over the year ended December 31, 2003. This increase was due primarily to the $100,000 owed to Apheresis Technologies, Inc. in accordance with the amended distribution services agreement, which agreement has since been terminated. Also, foreign currency exchange loss was $43,548 for the year ended December 31, 2004, compared to a foreign exchange gain of $2,063 for the year ended December 31, 2003 due to foreign exchange rate fluctuations. These increases were partially offset by the decrease in net interest expense from $67,997 in the year ended December 31, 2004 to a net interest income of $35,735 in the year ended December 31, 2004 due to the conversion of certain debt into common stock and interest revenue from the Company’s cash position subsequent to its initial public offering.

Income Tax Benefit. The income tax benefit of $23,771 represents the amortization of the deferred tax liability of $39,271, net of an income tax liability for the year ended December 31, 2004 of $15,500. This deferred tax liability was recorded based on the difference between the fair value of the intangible asset acquired in December 2004 and its tax basis. The deferred tax liability of $9,527,500 is being amortized over 15 years, the estimated useful life of the intangible asset. There was no corresponding tax benefit in the year ended December 31, 2003.

Liquidity and Capital Resources

In December 2004, we raised $67,200,000 of gross cash proceeds (less issuance costs of $7,858,789) in our initial public offering. Immediately prior to the initial public offering, the primary source of the Company’s liquidity was cash raised through the issuance of debentures.

To date, cash has been primarily utilized to finance increased infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1 clinical trial and, more recently, the LEARN and MIRA-PS trials. We expect that, in the future, we will continue to use our cash resources to fund the development of our infrastructure and to conduct clinical trials. It is possible that we will be required to conduct a clinical trial of the RHEO™ System, following up MIRA-1, in order to support our PMA application to the FDA. Cash and cash equivalents and short-term investments as at December 31, 2005 were $41,262,795 compared to $60,030,552 as at December 31, 2004. Working capital as of December 31, 2005 was $44,414,948, a decrease of $13,657,977 from $58,072,925 as at December 31, 2004.

Management believes that the existing cash and cash equivalents and short term investments, together with funds expected to be generated from operations, will be sufficient to fund the Company’s anticipated level of operations and other demands and commitments until the latter half of 2007.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

•	the cost and results of any follow-up clinical trial of the RHEO™ System to support our PMA application to the FDA;

•	the rate of progress, cost and results of the LEARN and other clinical trials;

•	our ability to obtain FDA approval to market and sell the RHEO™ System in the United States and the timing of such approval, if any;

•	our ability to continue to sell the RHEO™ System in Canada;

•	whether government and third-party payors agree to reimburse treatments using the RHEO™ System;

•	the costs and timing of building the infrastructure to market and sell the RHEO™ System;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of establishing sales, marketing and distribution capabilities; and

•	the effect of competing technological and market developments.

We cannot begin commercialization in the United States until we receive FDA approval. Until we have discussions with the FDA, we will not be able to anticipate when, if ever, we will receive FDA approval. Accordingly, at this time, we do not know when we can expect to begin to generate revenues in the United States. Until we can generate a sufficient amount of revenue, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. In addition, future debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay or reduce the scope of, or eliminate, some of our commercialization efforts.

The following table summarizes our contractual commitments as of December 31, 2005 and the effect those commitments are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period

		Less than		More than

Contractual Commitments	Total	1 year	1 to 3 years	3 years

Operating leases	$219,505	$122,977	$96,528	$—

Royalty payments	$1,150,000	$100,000	$300,000	$750,000

Consulting and non-competition agreements	$180,000	$180,000	$—	$—

Pursuant to the terms of our distribution agreement with MeSys GmbH, or MeSys, dated January 1, 2002, we undertook a minimum purchase commitment of 25 OctoNova pumps per year beginning after FDA approval of the RHEO™ System, representing an annual commitment after FDA approval of €405,000, or approximately $479,625. The marketing and distributorship agreement with Diamed provides for a minimum purchase of 1,000 OctoNova pumps during the period from the date of the agreement until five years after FDA approval, representing an aggregate commitment of €16,219,000, or approximately $19,207,513, based on exchange rates as of December 31, 2005.

On March 4, 2005, we placed an order with MeSys for the purchase of 70 OctoNova pumps, of which 40 had been received by year-end. In October 2005, we extended our commitment to an additional 40 pumps (in addition to the 30 pumps that remained undelivered as at December 31, 2005) to be delivered by April 30, 2006. Accordingly, as at December 31, 2005, we are committed to the purchase of 70 pumps representing a commitment of approximately $1,344,526, based on exchange rates as of December 31, 2005.

Pursuant to the terms of the distribution agreement with Asahi Medical, dated January 1, 2002, we undertook a commitment to purchase a minimum of 9,000, 15,000, and 22,500 of each of Plasmaflo filters and Rheofilters in years 1, 2 and 3 respectively beginning six months after FDA approval of the RHEO™ System. Minimum purchase orders for the fourth year shall be determined immediately after the term of the first year by mutual consent but shall not be less than that of the previous year. This same method shall be used in subsequent years to determine future minimum purchase quantities such that minimum purchase quantities are always fixed for three years. Future minimum annual commitments in respect of North America, including the Caribbean, after FDA approval are approximately as follows:

Year 1	$2,565,000

Year 2	$4,275,000

Year 3	$6,412,500

Pursuant to the terms of our agreement with Asahi Medical, in respect of Australia, New Zealand, Colombia, Venezuela and Italy, we undertook a commitment to purchase a minimum of 200, 1400 and 2,500 of each of Plasmaflo filters and Rheofilters in 2006, 2007 and 2008, respectively. Minimum purchase orders for the years 2009 and 2010 shall be discussed and determined at the beginning of the year 2008 by mutual consent and, in respect of these countries other than Italy, shall not be less than the minimum for the previous year.

Future minimum annual commitments, in respect of Australia, New Zealand, Colombia, Venezuela and Italy, are approximately as follows:

2006	$57,000

2007	$399,000

2008	$712,500

Cash Used in Operating Activities

Cash used in operating activities was $18,710,320, $5,382,465 and $2,374,820 for the years ended December 31, 2005, 2004 and 2003, respectively. Changes in net cash used in operating activities for the year ended December 31, 2005 reflect net loss of $162,971,986 adjusted for non-cash items of $149,187,316 and netted against changes in working capital of $4,925,650. Non-cash items consisted primarily of goodwill impairment of $147,451,758 and the amortization of intangibles, fixed assets, patents and trademarks and the premium/discounts on investments of $3,431,743 netted by applicable deferred income taxes of $635,167. Additional non-cash items result from stock-based compensation expense of $366,781 and the provision for doubtful collection of subscriptions receivable of $34,927. Changes in working capital in the period reflect a $82,810 increase in amounts receivable primarily from accrued interest receivable on investments, a $5,422,574 increase in inventory as we continue to maintain our order level in line with supplier expectations and a $322,455 increase in prepaid expenses due to advance payments to insurance providers and to participating clinical research organizations and clinical trial sites. Amounts due to related parties increased by $13,291 primarily due to the amount owed to RHEO Clinic for clinical and administrative support provided by RHEO Clinic. Accounts payable and accrued liabilities decreased by $262,468 as payments are being made for costs associated with clinical trial activities and the initial public offering and the related corporate reorganization. Amounts due to stockholders also decreased by $358,523 with the payment of $411,829 due to TLC Vision. In addition, deferred revenue decreased by $485,047 due to the shipment of treatment sets for which we had received an advance payment in 2004.

Cash Provided by (Used in) Investing Activities

Cash provided by (used in) investing activities was $10,451,255, ($43,428,156), ($175,780) for the years ended December 31, 2005, 2004 and 2003, respectively. Net cash provided by investing activities for the year ended December 31, 2005 was from the net sale of short term investments of $10,689,818 [2004 - $42,500,000; 2003 - nil] offset by cash used to protect and maintain patents and trademarks in the amount of $36,290 [2004 - $28,990; 2003 - $15,064] and the purchase of fixed assets of $202,273 [2004 - $192,281; 2003 - $164,776].

Cash Provided by Financing Activities

Cash provided by financing activities was $328,463 for the year ended December 31, 2005 and relates to the exercise of stock options for cash proceeds of $231,235 and the receipt of $186,734 as part of the balance due from stockholders from the exercise of warrants in 2004. This was offset by additional share issue costs of $88,714 in the year ended December 31, 2005 in relation to our initial public offering. Net cash provided by financing activities was $65,104,005 and $3,185,311 in the years ended December 31, 2004 and 2003, respectively, and primarily reflects the issuances of common stock, convertible debentures as well as the issuance of convertible preferred stock.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our intangible asset, uncollectible receivables, inventories, goodwill and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements.

Revenue Recognition

We recognize revenue from the sale of the RHEO™ System which is comprised of OctoNova pumps and the related disposable treatment sets. We receive a signed binding purchase order from our customers. The pricing is a negotiated amount between our customers and us.

We have the obligation to train our customers and to calibrate the OctoNova pumps delivered to them. Only upon the completion of these services, do we recognize revenue for the pumps. We are also responsible for providing a one-year warranty on the OctoNova pumps, and the estimated cost of providing this service is accrued at the time revenue is recognized. The treatment sets do not require any additional servicing and revenue is recognized upon passage of title. All related costs of revenue are accrued for by us.

Bad Debt Reserves

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, a specific allowance against amounts due to us is recorded which reduces the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. As at December 31, 2005 and 2004, we had bad debt reserves of $1,049,297 and nil, respectively. We expensed amounts related to bad debt reserves of $518,852, nil and nil during the years ended December 31, 2005, 2004 and 2003, respectively, and set up a provision for $530,445 representing invoices for product shipped to customers in December 2005 for which revenue was not recognized due to the likelihood that the customer would not be able to pay for the amounts invoiced.

Inventory Valuation

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.

We receive free inventory from Asahi Medical for the purpose of the MIRA-1 and related clinical studies. We account for this inventory at a value equivalent to the cost we pay for the same filters purchased for commercial sales to related and unrelated third parties. Disposable inventory has a shelf life of three years which necessitates that we review the likelihood that disposable inventory on hand will be utilized prior to its expiration date. As of December 31, 2005 and 2004, we had taken a provision for obsolescence of $1,990,830 and nil, respectively. We expensed amounts related to inventory obsolescence of $1,990,830, nil and nil during the years ended December 31, 2005, 2004 and 2003, respectively, as a result of the slower than expected commercialization of the RHEO™ System in Canada following the February 3, 2006 announcement of MIRA-1 clinical trial results.

Impairment of long-lived assets

We review our fixed assets and intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. In the event the undiscounted cash flows are less than the carrying amount of the asset, a further analysis is required to estimate the fair value of the asset using the discounted cash flow method and then an impairment loss equal to the excess of the carrying amount over the fair value is charged to operations.

Our intangible asset is comprised of the value of the exclusive distribution agreements we have with Asahi Medical and MeSys. The intangible asset is amortized using the straight-line method over an estimated useful life of 15 years.

As a result of the February 3, 2006 press release regarding the preliminary results of MIRA-1, we reviewed the carrying value of our intangible assets in accordance with FAS 142. Based on this analysis, we determined that the Company’s future undiscounted cash flows exceeded the carrying value of our intangible asset. Accordingly, we did not perform the second step of this analysis which would require us to compare the carrying value of our intangible asset to the present value of future cash flows of the Company.

Impairment of Goodwill

Effective January 1, 2002, goodwill is no longer amortized and is subject to an annual impairment test. Goodwill impairment is evaluated between annual tests upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. The Company is a single reporting unit. Therefore, management has determined the fair value of the Company’s goodwill using its market capitalization as opposed to the fair value of its assets and liabilities. As a result of the announcement on February 3, 2006, our stock as traded on NASDAQ National Market System decreased from $12.75 on February 2, 2006 to close at $4.10 on February 3, 2006. The 10-day average price of the stock immediately following the announcement was $3.65 and reflected a decrease in our market capitalization from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day average share price subsequent to the announcement. The resulting decrease in the share price was identified as an indicator of impairment leading to an analysis of our intangible assets and goodwill and resulting in our reporting an impairment charge to goodwill of $147,451,758.

Stock-based Compensation

We follow Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. We have elected to apply APB 25 in accounting for stock-based compensation for the years ended December 31, 2005, 2004 and 2003.

Pursuant to SFAS No. 123, the weighted-average fair values of employee options granted during the years ended December 31, 2005, 2004 and 2003 were $3.57, $6.96 and $11.91, respectively. The estimated fair value was determined using the following assumptions:

•	Volatility: 2005 - 73.2%, 2004 - 89.1%, 2003 - 75%,;

•	Expected life of option: 2005 - 2.4 years, 2004 - 3 years, 2003 - 4.1 years;

•	Risk-free interest rate: 2005 - 3.88%, 2004 - 3.21%, 2003 - 2.15%.

Compensation expense associated with non-employee stock options was $309,055, $47,637 and $196,686 for the years ended December 31, 2005, 2004 and 2003, respectively. The fair value of these options was determined using the Black-Scholes fair value options model using the same assumptions above and is included in general and administrative expenses within the consolidated statement of operations.

On December 11, 2005, the Company’s Board of Directors approved accelerating the vesting of unvested stock options granted prior to December 31, 2004 to employees, officers and directors. As a result of the vesting acceleration, options to purchase 438,561 shares of the Company’s common stock became exercisable immediately, including 308,611 held by executive officers, 48,958 held by non-employee directors and 80,992 held by other employees. These accelerated stock options represent approximately 30% of the total employee stock options of the Company that would not have been vested as at December 31, 2005. The weighted average exercise price of the options that were accelerated was $11.78. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations upon the adoption of SFAS 123R on January 1, 2006. In accordance with APB No. 25, the Company recorded a compensation expense of $53,295 for the year ended December 31, 2005 as 2% of the total options accelerated or 9,033 options were “in-the-money” as at December 31, 2005.

Effective Corporate Tax Rate

Income Taxes

As of December 31, 2005, we had net operating loss carry forwards for federal income taxes of $41.2 million. Our utilization of the net operating loss and tax credit carry forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

At December 31, 2005, we had recorded a deferred tax liability due to the difference between the fair value of our intangible asset and its tax basis. We also had deferred tax assets representing the benefit of net operating loss carry forwards and certain stock issuance costs capitalized for tax purposes. We did not record a benefit for the deferred tax asset because realization of the benefit was uncertain, and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinions (APB) No. 20 “Accounting Changes” (APB No. 20) and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, we are required to adopt SFAS 154 beginning January 1, 2006.

In June 2005, the FASB issued a FASB Staff Position (FSP) interpreting FASB Statement 143, “Accounting for Asset Retirement Obligations”, specifically FSP 143-2, “Accounting for Electronic Equipment Waste Obligations” (FSP 143-1). FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union (EU). The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005. FSP 143-1 is effective on the later of the first reporting period ending after June 8, 2005 and the date of the adoption of the law by the applicable EU-member country. The adoption of FSP 143-1 did not have a material impact on the Company’s results of operations or financial conditions.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements useful lives and (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF 05-06 did not have a material impact on our consolidated results of operations and financial position.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be excluded from the cost of inventory and expensed as incurred. Additionally, SFAS No. 151 requires that the allocation of fixed overheads be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated results of operations and financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our consolidated results of operations and financial position.

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment”, which revised SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the United States Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Accordingly, we are required to adopt SFAS No. 123R beginning January 1, 2006.

We have selected the Black-Scholes option-pricing model as our method for determining the fair value for awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods. We expect that the adoption of SFAS 123R will have a material impact on our results of operations. However, uncertainties, including future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 2 to the consolidated financial statements. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by the acceleration of certain unvested stock options in fiscal 2005 as disclosed in Note 16[f] to the consolidated financial statements.

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

OccuLogix, Inc.

December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OccuLogix, Inc.

We have audited the accompanying consolidated balance sheets of OccuLogix, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OccuLogix, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OccuLogix, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

Toronto, Canada,	/s/ Ernst & Young LLP
March 1, 2006	Chartered Accountants

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
[expressed in U.S. dollars]

	As at December 31,
	2005 $	2004 $

ASSETS
Current
Cash and cash equivalents	9,599,950	17,530,552
Short-term investments	31,662,845	42,500,000
Amounts receivable, net of bad debt reserves of $518,852 in 2005 and nil in 2004 [note 12]	554,966	472,156
Due from related party [note 12]	—	8,226
Inventory, net of provision for inventory obsolescence of $1,990,830 in 2005 and nil in 2004	4,701,464	1,086,339
Prepaid expenses	803,268	480,813
Deposit	4,891	8,996
Total current assets	47,327,384	62,087,082
Fixed assets, net [note 5]	470,561	367,589
Patents and trademarks, net [note 6]	135,232	104,654
Intangible asset, net [note 7]	23,927,195	25,643,862
Goodwill [note 3]	65,945,686	213,397,444
	137,806,058	301,600,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	522,520	221,063
Accrued liabilities [note 14]	2,226,619	2,791,291
Deferred revenue and rent inducement [notes 9 and 10]	—	485,047
Due to related party [note 12]	5,065	—
Due to stockholders [note 11]	158,233	516,756
Total current liabilities	2,912,437	4,014,157
Deferred tax liability [note 13]	8,853,062	9,488,229
Total liabilities	11,765,499	13,502,386
Commitments and contingencies [note 15]
Stockholders’ equity
Capital stock [note 16]
Common stock	42,086	41,807
Par value of $0.001 per share;
Authorized: 75,000,000; Issued and outstanding:
December 31, 2005 - 42,085,853;
December 31, 2004 - 41,806,768;
Additional paid-in capital	336,977,578	336,063,557
Accumulated deficit	(210,979,105)	(48,007,119)
Total stockholders’ equity	126,040,559	288,098,245
	137,806,058	301,600,631

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
[expressed in U.S. dollars except number of shares]

	Years ended December 31,
	2005	2004	2003
	$	$	$
Revenue
Sales to related parties [note 12]	81,593	731,757	390,479
Sales to unrelated parties	1,758,696	237,600	—
	1,840,289	969,357	390,479
Cost of goods sold
Cost of goods sold to related parties [note 12]	43,236	688,102	373,546
Cost of goods sold to unrelated parties	3,250,866	133,710	—
Royalty costs [note 12]	100,000	135,457	109,234
	3,394,102	957,269	482,780
Gross margin	(1,553,813)	12,088	(92,301)
Operating expenses
General and administrative [notes 11, 12 and 16[f]]	8,729,456	17,530,019	1,564,362
Clinical and regulatory [note 12]	5,250,492	3,994,967	731,166
Sales and marketing [note 12]	2,165,337	219,556	—
Impairment of goodwill [note 3]	147,451,758	—	—
	163,597,043	21,744,542	2,295,528
Loss from operations	(165,150,856)	(21,732,454)	(2,387,829)
Other income (expenses)
Interest income (expense)	1,593,366	35,735	(67,997)
Other	(57,025)	(145,925)	(14,062)
	1,536,341	(110,190)	(82,059)
Loss from operations before income taxes	(163,614,515)	(21,842,644)	(2,469,888)
Recovery of income taxes [note 13]	642,529	23,771	—
Net loss for the year	(162,971,986)	(21,818,873)	(2,469,888)

Weighted average number of shares outstanding - basic and diluted	41,931,240	7,369,827	3,976,921
Net loss per share - basic and diluted	$(3.89)	$(2.96)	$(0.62)

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
[expressed in U.S. dollars]

	Voting common stock at par value		Series A convertible preferred stock at par value		Series B convertible preferred stock at par value		Additional paid-in capital	Accumulated deficit	Stockholders’ equity (deficiency)
	shares issued		shares issued		shares issued
	#	$	#	$	#	$	$	$	$
Balance, December 31, 2002	3,894,635	3,895	1,767,740	1,768	620,112	620	22,057,189	(23,718,358)	(1,654,886)
Conversion of debt into common stock [notes 12 and 16[c]]	507,604	508	-	-		-	480,507	-	481,015
Stock issued in lieu of consulting services [note 16[e]]	17,375	17	-	-	-	-	22,571	-	22,588
Stock issued pursuant to private offering memorandum [note 16[e]]	613,292	613	-	-	-	-	578,683	-	579,296
Contribution of inventory from related party [note 12]	-	-	-	-	-	-	66,300	-	66,300
Stock-based compensation [note 2]	-	-	-	-	-	-	709,762	-	709,762
Net loss for the year	-	-	-	-	-	-	-	(2,469,888)	(2,469,888)
Balance, December 31, 2003	5,032,906	5,033	1,767,740	1,768	620,112	620	23,915,012	(26,188,246)	(2,265,813)
Stock-based compensation [note 16[f]]	-	-	-	-	-	-	15,439,960	-	15,439,960
Stock issued on exercise of options [note 16[f]]	272,200	273	-	-	-	-	129,147	-	129,420
Stock issued on exercise of warrants [note 16[g]]	102,369	102	379,284	379	-	-	1,415,840	-	1,416,321
Subscription receivable [note 16[g]]	-	-	-	-	-	-	(221,661)	-	(221,661)
Contribution of inventory from related party [note 12]	-	-	-	-	-	-	146,905	-	146,905
Conversion of Series A convertible preferred stock into common stock [note 16[b][ii]]	3,603,350	3,603	(2,147,024)	(2,147)	-	-	(1,456)	-	-
Conversion of Series B convertible preferred stock into common stock [note 16[b][ii]]	1,019,255	1,019	-	-	(620,112)	(620)	(399)	-	-
Conversion of convertible grid debentures into common stock [notes 12 and 16[b][ii]]	7,106,454	7,107	-	-	-	-	6,992,893	-	7,000,000
Fractional payout of converted shares due to preferred stockholders	-	-	-	-	-	-	(747)	-	(747)
Shares issued on acquisition of OccuLogix, L.P. [note 16[b][ii]]	19,070,234	19,070	-	-	-	-	228,823,738	-	228,842,808
Initial public offering, net of issue costs [note 16[e]]	5,600,000	5,600	-	-	-	-	59,424,325	-	59,429,925
Net loss for the year	-	-	-	-	-	-	-	(21,818,873)	(21,818,873)
Balance, December 31, 2004	41,806,768	41,807	-	-	-	-	336,063,557	(48,007,119)	288,098,245

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) continued
[expressed in U.S. dollars]

	Voting common stock at par value		Series A convertible preferred stock at par value		Series B convertible preferred stock at par value		Additional paid-in capital	Accumulated deficit	Stockholders’ equity (deficiency)
	shares issued		shares issued		shares issued
	#	$	#	$	#	$	$	$	$
Balance, December 31, 2004 [balance forward]	41,806,768	41,807	-	-	-	-	336,063,557	(48,007,119)	288,098,245

Stock-based compensation [note 16[f]]	-	-	-	-	-	-	366,781	-	366,781
Stock issued on exercise of options [note 16[f]]	279,085	279	-	-	-	-	230,956	-	231,235
Subscription receivable [note 16[g]]	-	-	-	-	-	-	221,661	-	221,661
Contribution of inventory from related party [note 12]	-	-	-	-	-	-	167,730	-	167,730
Contribution of inventory from unrelated party	-	-	-	-	-	-	15,652	-	15,652
Fractional payout of converted shares due to preferred stockholders	-	-	-	-	-	-	(45)	-	(45)
Additional share issue costs related to initial public offering [note 16[e]]	-	-	-	-	-	-	(88,714)	-	(88,714)
Net loss for the year	-	-	-	-	-	-	-	(162,971,986)	(162,971,986)
Balance, December 31, 2005	42,085,853	42,086	-	-	-	-	336,977,578	(210,979,105)	126,040,559

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[expressed in U.S. dollars]

	Years ended December 31,
	2005	2004	2003
	$	$	$
OPERATING ACTIVITIES
Net loss for the year	(162,971,986)	(21,818,873)	(2,469,888)
Adjustments to reconcile net loss to cash used in operating activities:

Stock-based compensation [note16[f]]	366,781	15,439,960	709,761
Shares issued for services performed	—	—	22,588
Gain on settlement of debt	—	—	(7,190)
Amortization of fixed assets	99,301	42,956	12,742
Amortization of patents and trademarks	5,712	5,480	3,887
Amortization of intangible asset	1,716,667	106,138	—
Impairment of goodwill [note 3]	147,451,758	—	—
Amortization of premiums/discounts on short-term investments	147,337	—	—
Provision for subscription receivable [note 16(g)]	34,927	—	—
Deferred income taxes [note 13]	(635,167)	(39,271)	—
Gain on sale of fixed assets	—	(6,000)	(1,746)
Impairment of fixed assets	—	13,850	46,128
Net change in non-cash working capital balances related to operations [note 17]	(4,925,650)	873,295	(691,102)

Cash used in operating activities	(18,710,320)	(5,382,465)	(2,374,820)

INVESTING ACTIVITIES

Proceeds on sale of fixed assets	—	6,000	4,000
Sale of (purchase of) short-term investments	10,689,818	(42,500,000)	—
Additions to fixed assets	(202,273)	(192,281)	(164,716)
Additions to patents and trademarks	(36,290)	(28,990)	(15,064)
Acquisition costs [note 4]	—	(768,808)	—
Cash acquired on the acquisition OccuLogix, L.P.	—	55,923	—
Cash provided by (used in) investing activities	10,451,255	(43,428,156)	(175,780)

FINANCING ACTIVITIES

Increase in long-term convertible debentures [note 12]	—	4,350,000	2,650,000
Repayment of long-term debt	—	—	(25,000)
Share issuance costs	(88,714)	(7,770,075)	(18,985)
Debt issuance costs	—	—	(24,796)
Proceeds from exercise of common stock options and warrants [notes 16[e] and [f]]	231,235	263,900	604,092
Proceeds from exercise of Series A convertible preferred stock warrants [note 16[g]]	186,734	1,060,180	—
Fractional payout of converted shares due to preferred stockholders	(792)	—	—
Proceeds from issuance of common stock [note 16[e]]	—	67,200,000	—
Cash provided by financing activities	328,463	65,104,005	3,185,311

Net increase (decrease) in cash and cash equivalents during the year	(7,930,602)	16,293,384	634,711

Cash and cash equivalents, beginning of year	17,530,552	1,237,168	602,457
Cash and cash equivalents, end of year	9,599,950	17,530,552	1,237,168

See accompanying notes

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

1. NATURE OF OPERATIONS

OccuLogix, Inc. and its subsidiaries, OccuLogix Holdings, Inc., OccuLogix, L.P. [the “Partnership”], OccuLogix LLC and OccuLogix Canada Corp. [collectively the “Company”], is an ophthalmic therapeutic company founded to commercialize innovative treatments for eye diseases, including age-related macular degeneration, or AMD. The RHEO™ System contains a pump that circulates blood through two filters and is used to perform Rheopheresis, a form of apheresis, which the Company refers to under the trade name RHEO™ Therapy, which is designed to treat Dry AMD, the most common form of the disease. The RHEO™ System is designed to improve microcirculation in the eye by filtering high molecular weight proteins and other macromolecules from the patient’s plasma.

The Company owns and/or has licensed certain patents relating to the RHEO™ System and has the exclusive right to develop and sell the equipment which comprises the RHEO™ System in the North American markets.

The Company began limited commercialization of the RHEO™ System at some clinics in Canada in 2003. The Company conducted a clinical trial, called MIRA-1, which, if successful, was expected to support its application with the U.S. Food and Drug Administration [“FDA”] to obtain approval to market the RHEO™ System in the United States [note 21].

In the Company’s February 3, 2006 announcement of the preliminary analysis of the data from MIRA-1, the Company announced that MIRA-1 did not demonstrate a statistically significant difference in the mean change of Best Spectacle Corrected Acuity applying the Early Treatment Diabetic Retinopathy Scale between the treated and placebo groups at 12 months post-baseline. As expected, the treated group demonstrated a positive response. An anomalous response of the control group is the principal reason that the primary efficacy endpoint was not met [note 21].

The Company licensed its right to develop and sell the RHEO™ System to the Partnership in exchange for a 50% interest in the Partnership [note 8]. The other 50% interest in the Partnership was owned by TLC Vision Corporation [“TLC Vision”], which is a significant stockholder of the Company. On December 8, 2004, as part of the reorganization transactions [note 16[b]], the Company purchased TLC Vision’s 50% interest in the Partnership and the results of the Partnership’s operations have been included in the consolidated financial statements since that date.

On December 31, 2005 as part of the Company’s continued reorganization, the Partnership transferred all of its assets and liabilities, including the licensed patent, trademark and know-how rights for the RHEO™ System, to the Company’s newly incorporated subsidiary, OccuLogix Canada Corp. The Company completed the process of the wind-up of the Partnership on February 6, 2006 [note 16[b]].

2. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States [“U.S. GAAP”].

Basis of consolidation

The consolidated financial statements include the accounts of OccuLogix, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Some of the Company’s more significant estimates include those related to uncollectible receivables, inventory, goodwill, stock-based compensation and its intangible asset. Actual results could differ from those estimates.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

Revenue recognition

The Company recognizes revenue from the sale of the RHEO™ System, which is comprised of OctoNova pumps and the related disposable treatment sets. The Company receives a signed, binding purchase order from its customers. The pricing is a negotiated amount between the Company and its customers.

The Company has the obligation to train its customers and to calibrate the OctoNova pumps delivered to its customers. Only upon the completion of these services does the Company recognize revenue for the pumps. The Company is also responsible for providing a one-year warranty period, and the estimated cost of providing this service is accrued at the time revenue is recognized. The treatment sets do not require any additional servicing and revenue is recognized upon passage of title.

During the year ended December 31, 2005, the Company did not recognize as revenue $530,445 in sales of products that were shipped in December 2005 due to collectibility not being reasonably assured.

Cost of goods sold

Cost of sales includes costs of goods sold and royalty costs. The Company’s cost of goods sold consists primarily of costs for the manufacture of the RHEO™ System, including the costs the Company incurs for the purchase of component parts from its suppliers, applicable freight and shipping costs, fees related to warehousing, logistics inventory management and recurring regulatory costs associated with conducting business in Canada and ISO certification. In addition to these direct costs, included in the cost of goods sold are licensing costs associated with distributing the RHEO™ System in Canada and minimum royalty payments due to Mr. Hans Stock and Dr. Richard Brunner that are only recoverable based on sufficient volume [notes 11 and 12].

Cash and cash equivalents

Cash and cash equivalents comprise cash on hand and highly liquid short-term investments with original maturities of 90 days or less at the date of purchase.

Short-term investments

Short-term investments include $22,925,000 of auction rate securities, which are available to support the Company’s current operations. These investments are classified as available-for-sale securities and are recorded at fair value with unrealized gains or losses reported in other comprehensive income. Due to the short time period between the reset dates of the interest rates, there are no unrealized gains or losses associated with these securities. All of the auction rate securities have contractual maturities of more than three years. As at December 31, 2005, the balance of short-term investments also included corporate and euro dollar bonds and corporate and United States federal agency notes, with maturities of one year or less, which are classified as held-to-maturity securities and carried at amortized cost. These investments are recorded at amortized cost unless a decline in value is deemed other than temporary, in which case the carrying value is reduced. The amortization of premiums and the accretion of discounts and any unrealized losses deemed other than temporary are included in the current year’s statement of operations.

Bad debt reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, a specific allowance against amounts due to the Company is recorded which reduces the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. As at December 31, 2005 and 2004, the Company had bad debt reserves of $518,852 and nil, respectively.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

Inventory

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria. The Company evaluates its ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels and projections of future demand within specific time horizons. Inventories in excess of future demand are reserved. In addition, the Company assesses the impact of changing technology and market conditions on its inventory-on-hand and writes off inventories that are considered obsolete. As at December 31, 2005 and 2004, the Company had inventory reserves of $1,990,830 and nil, respectively. During the years ended December 31, 2005, 2004 and 2003 the Company expensed amounts related to inventory reserves of $1,990,830, nil and nil, respectively, representing estimated inventories in excess of future demand.

The Company receives free inventory from Asahi Medical Co., Ltd. [“Asahi Medical”], which is credited to additional paid-in capital within stockholders’ equity, for the purpose of MIRA-1 and related clinical studies [note 12]. The Company accounts for this inventory at a value equivalent to the cost the Company pays for the same filters purchased for commercial sales to unrelated third parties. As at December 31, 2005 and 2004, of the total inventory value of $4,701,464 and $1,086,339, respectively, $264,615 and $106,020 relate to free inventory received by the Company from Asahi. In addition, the Company receives free vitamins from a certain supplier for the purpose of the MIRA-1 and related clinical studies. Included in inventory as at December 31, 2005 and 2004 are $6,397 and $3,118, respectively, which relate to free vitamins received by the Company.

Fair value of financial instruments

Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair values of cash and cash equivalents, short-term investments, amounts receivable, due to/from related parties, accounts payable, accrued liabilities and due to stockholders approximate their carrying values due to the short-term maturities of these instruments.

Fixed assets

Fixed assets are recorded at cost less accumulated amortization. Amortization is calculated using the straight-line method, commencing when the assets become available for productive use, based on the following estimated useful lives:

Furniture and office equipment	7 years

Computer equipment and software	3 years

Medical equipment	5 years

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

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

The Company’s intangible asset is comprised of the value of the exclusive distribution agreements the Company has with Asahi Medical, the manufacturer of the Rheofilter and the Plasmaflo filter, and Diamed Medizintechnik GmbH [“Diamed”] and MeSys GmbH, the designer and manufacturer, respectively, of the OctoNova pumps. The intangible asset is amortized using the straight-line method over an estimated useful life of 15 years.

Investments

Investments are accounted for using the equity method if the Company has significant influence, but not control, over an investee. Accordingly, prior to the purchase of TLC Vision’s 50% interest in the Partnership, the Company, through its wholly-owned subsidiary OccuLogix Holdings, Inc. [“OHI”], which owned a 50% interest in the Partnership, recorded its share of loss from the Partnership using the equity method. Subsequent to the purchase of the remaining 50% interest in the Partnership, the Company commenced consolidating the Partnership’s results effective December 9, 2004.

Patents and trademarks

Patents and trademarks have been recorded at historical cost and are amortized using the straight-line method over their estimated useful lives, not to exceed 15 years.

Goodwill

Goodwill is not amortized and instead is subject to an annual impairment test. The Company’s annual impairment test is conducted effective October 1 and is evaluated between annual tests upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. The Company is a single reporting unit, therefore, management has determined the fair value of its goodwill using the Company’s market capitalization as compared to the fair value of its assets and liabilities.

Foreign currency translation

The Company’s functional and reporting currency is the U.S. dollar. The assets and liabilities of the Company’s Canadian operations are maintained in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet dates, and non-monetary assets and liabilities are translated at exchange rates in effect on the date of the transaction. Revenue and expenses are translated into U.S. dollars at average exchange rates prevailing during the year. Resulting exchange gains and losses are included in net loss for the year and are not material in any of the years presented.

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

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

Stock-based compensation

The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” [“SFAS No. 123”]. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” [“APB 25”], but disclose the pro forma effects on net loss if the fair value of the options had been expensed. The Company has elected to apply APB 25 in accounting for employee stock options [note 16[f]].

The following table illustrates the pro forma net loss and pro forma loss per share as if the fair value method had been applied to all awards:

	Years ended December 31,
	2005	2004	2003
	$	$	$
Net loss, as reported	(162,971,986)	(21,818,873)	(2,469,888)

Adjustment for APB 25 [note 16[f]]	57,726	15,392,323	513,077

Adjustment for SFAS No. 123 [i]	(6,664,395)	(15,673,031)	(539,012)

Pro forma net loss	(169,578,655)	(22,099,581)	(2,495,823)

Pro forma loss per share - basic and diluted	$(4.04)	$(3.00)	$(0.63)

[i]
On December 11, 2005, the Company’s Board of Directors approved accelerating the vesting of unvested stock options granted prior to December 31, 2004 to employees, officers and directors. As a result of the vesting acceleration, options to purchase 438,561 shares of the Company’s common stock became exercisable immediately. SFAS No. 123 treats the vesting acceleration as a modification of the original award and provides that such a modification is an exchange of the original award for a new, more valuable award. SFAS No. 123 considers the modification to be the "repurchase" of the old award from the employee and the grant of a new one, resulting in additional compensation expense for the incremental difference in value. This incremental difference in value is measured as the difference between (1) the fair value of the modified option determined in accordance with the provisions of SFAS No. 123 and (2) the value of the old option immediately before its terms are modified, determined based on the shorter of (a) its remaining expected life or (b) the expected life of the modified option. SFAS No. 123 provides that this incremental fair value, plus the remaining unrecognized compensation cost from the original measurement of the fair value of the old option, must be recognized over the remaining vesting period. As the options are vested as at December 31, 2005, the compensation cost should be recognized immediately. Included in the adjustment for SFAS No. 123 of $6,664,395 for the year ended December 31, 2005 is the incremental fair value of $98,791 and the remaining unrecognized compensation cost of $2,998,456 in respect of these options [note 16[f]]. Pursuant to SFAS No. 123, the weighted average fair values of employee stock options granted during the years ended December 31, 2005, 2004 and 2003 were $3.57, $6.96 and $11.91, respectively. The estimated fair value was determined using the following weighted average assumptions:

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

	Years ended December 31,
	2005	2004	2003
Volatility	73.2%	89.1%	75.0%

Expected life of option	2.4 yrs	3.0 yrs	4.1 yrs

Risk-free interest rate	3.88%	3.21%	2.15%

The assumed dividend yield for all years presented is nil.

Net loss per share

The Company follows SFAS No. 128, “Earnings Per Share” [“SFAS No. 128”]. In accordance with SFAS No. 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share (“EPS”) on the face of the statement of income. Basic EPS excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS.

The following table presents the potentially dilutive effects of outstanding securities:

	Years ended December 31,
	2005	2004	2003
	#	#	#
Weighted average number of shares outstanding - basic	41,931,240	7,369,827	3,976,921

Effect of dilutive securities:

Convertible debentures	—	—	1,179,310

Convertible preferred stock	—	—	3,986,106

Warrants	—	—	960,145

Stock options	1,246,809	1,498,950	910,920

Weighted average number of shares outstanding - diluted	43,178,049	8,868,777	11,013,402

Potentially dilutive securities have not been used in the calculation of diluted loss per share as they are anti-dilutive.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” [“SFAS No. 154”] which replaces Accounting Principles Board Opinion [“APB”] No. 20, “Accounting Changes” [“APB 20”] and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting policy and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company beginning January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s results of operations or financial condition.

In June 2005, FASB issued a FASB Staff Position [“FSP”] interpreting FASB Statement 143, “Accounting for Asset Retirement Obligations”, specifically FSP 143-2, “Accounting for Electronic Equipment Waste Obligations” [“FSP 143-1”]. FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union [“EU”]. The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005. FSP 143-1 is effective on the later of the first reporting period ending after June 8, 2005 and or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP 143-1 did not have a material impact on the Company’s results of operations or financial condition.

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” [“EITF 05-06”]. EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements useful lives and (b) a period that reflects renewals that are reasonably assured upon the acquisition or purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF 05-06 did not have a material impact on the Company’s results of operations and financial position.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” [“SFAS No. 151”]. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be excluded from the cost of inventory and expensed as incurred. Additionally, SFAS No. 151 requires that the allocation of fixed overheads be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on the consolidated results of operations and financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” [“SFAS No. 153”]. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s consolidated results of operations and financial position.

In December 2004, FASB issued SFAS No. 123R “Share-Based Payment” [“SFAS No. 123R”], which revised SFAS No. 123 and supersedes APB No. 25, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the United States Securities and Exchange Commission [“SEC”] announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Accordingly, the Company is required to adopt SFAS No. 123R beginning January 1, 2006.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

The Company has selected the Black-Scholes option-pricing model as its method of determining the fair value for its awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods. The Company expects that the adoption of SFAS 123R will have a material impact on its results of operations. However, uncertainties, including future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that the Company will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in elsewhere within note 2 to the consolidated financial statements. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by the acceleration of certain unvested stock options in fiscal 2005 as disclosed in Note 16[f] to the consolidated financial statements.

3. GOODWILL

The carrying amount of goodwill was $65,945,686 and $213,397,444 as at December 31, 2005 and 2004, respectively.

The Company performed its goodwill impairment analysis on October 1, 2005 using the market capitalization method. SFAS 142 requires that management estimates the fair value of the Company as compared to its estimated book value. If the estimated fair value is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of the Company, management used the market capitalization approach which estimates fair value of the Company as determined by the market (based on the total market price of all outstanding units). Based on the goodwill impairment analysis, management concluded that there was no indication of an impairment in the carrying value of the Company’s goodwill as of that date.

Based on the result of the preliminary analysis of the data from MIRA-1 and the Company’s current market capitalization, the Company concluded that there were sufficient indicators to require management to re-assess whether the Company’s recorded goodwill was impaired as of December 31, 2005. Having determined the fair value of the Company’s assets and using the market capitalization method to value the Company (using a ten-day average of the stock value as traded on the NASDAQ National Market System subsequent to public disclosure of the preliminary MIRA-1 findings), the Company concluded that a goodwill impairment charge of $147,451,758 should be recorded during the year ended December 31, 2005.

4. ACQUISITIONS

On December 8, 2004, as part of the reorganization transactions [note 16[b]], the Company acquired TLC Vision’s 50% interest in the Partnership in exchange for the issuance to TLC Vision of 19,070,234 shares of its common stock. The stock consideration was valued based on the Company’s initial offering share price of $12.00 per share. The results of the Partnership’s operations have been included in the consolidated financial statements since that date.

The purchase price of the acquisition consisted of 19,070,234 shares of common stock of the Company valued at $228,842,808, plus acquisition costs of $768,808 for a total acquisition cost of $229,611,616. The purchase price was allocated as follows:

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

2004
$
Net tangible assets	(8,328)

Deferred tax liability	(9,527,500)

Intangible asset	25,750,000

16,214,172

Goodwill	213,397,444

229,611,616

If the acquisition of TLC Vision’s 50% share of the Partnership had been completed by January 1, 2003, the unaudited pro forma effects on the consolidated statements of operations for the years ended December 31, 2004 and 2003 would have been to decrease revenue by $166,634 and increase revenue by $95,915, respectively. The unaudited net loss for the years ended December 31, 2004 and 2003 would have increased by $1,008,371 and $26,573, respectively. As a result of the impact of the above pro forma changes to net loss, combined with the dilutive effect from the increased number of shares, the unaudited net loss per share for the years ended December 31, 2004 and 2003 would have been reduced by $2.06 and $0.51 per share, respectively. There is no pro forma effect on the consolidated statement of operation and the net loss per share for the year ended December 31, 2005 as the results of the Partnership’s operations are included in the consolidated financial statements.

The unaudited pro forma information is presented for information purposes only and may not be indicative of the results of operations if the acquisition had occurred on January 1, 2003, nor is it necessarily indicative of the results of operations which may occur in the future.

5. FIXED ASSETS

	2005		2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	$	$	$	$

Furniture and office equipment	52,077	23,924	34,828	20,024

Computer equipment and software	155,194	53,345	52,654	20,675

Medical equipment	846,555	505,996	764,071	443,265

	1,053,826	583,265	851,553	483,964

Less accumulated amortization	583,265		483,964

	470,561		367,589

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

During the year ended December 31, 2004, the Company recorded a reduction to the carrying value of fixed assets of $13,850 [2003 - $46,128], of which $12,640 [2003 - $26,840] reflects a write down of certain of the Company’s medical equipment to a value at December 31, 2004 of nil. The assets written down did not represent the most current technology available and were no longer being used in the clinical trials, and the Company has made the decision to write down these assets to their fair value and intends to evaluate the best disposal option. In addition to the write down of medical equipment, the carrying values of certain furniture and office equipment were reduced in 2004 to current value. This was in addition to a reduction in the carrying values of these same assets in prior years. The Company did not write down the carrying value of any of its fixed assets during the year ended December 31, 2005.

6. PATENTS AND TRADEMARKS

	2005		2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	$	$	$	$
Patents	95,289	10,843	87,859	6,777

Trademarks	56,468	5,682	27,608	4,036

	151,757	16,525	115,467	10,813

Less accumulated amortization	16,525		10,813

	135,232		104,654

Estimated amortization expense for patents and trademarks for each of the next five years are as follows:

	Patents $	Trademarks $	Total $
2006	4,066	1,884	5,950

2007	4,066	2,967	7,033

2008	4,066	3,304	7,370

2009	4,066	3,379	7,445

2010	6,344	3,703	10,047

	22,608	15,237	37,845

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

7. INTANGIBLE ASSET

The Company’s intangible asset consists of the value of the exclusive distribution agreements that the Company has with Asahi Medical, the manufacturer of the Rheofilter and the Plasmaflo filter, and Diamed and MeSys GmbH, the designer and manufacturer, respectively, of the OctoNova pumps. The distribution agreements are amortized using the straight-line method over an estimated useful life of 15 years. Amortization expense was $1,716,667 for the year ended December 31, 2005 [2004 - $106,138; 2003 - nil].

Estimated amortization expense for the intangible asset for each of the next five years is as follows:

$

2006	1,716,667

2007	1,716,667

2008	1,716,667

2009	1,716,667

2010	1,716,667

As a result of the preliminary analysis of the data from MIRA-1, the Company concluded that there was sufficient indication that the carrying value may no longer be recoverable, thus requiring management to assess whether the Company’s intangible asset subject to amortization was impaired as of December 31, 2005. Based on management’s estimates of forecasted undiscounted cash flows as of December 31, 2005, the Company concluded that there is no indication of an impairment of the Company’s acquired intangible asset.

8. INVESTMENT IN LIMITED PARTNERSHIP

On July 25, 2002, the Partnership was formed by an agreement between OHI, TLC Apheresis, L.P. [“Apheresis L.P.”], a wholly-owned subsidiary of TLC Vision, and OccuLogix Management, Inc. [“General Partner”] for the purpose of pursuing commercial applications of technologies owned or licensed by the Company applicable to the evaluation, diagnosis, monitoring and treatment of Dry AMD. The Company had an agreement with the Partnership appointing the Partnership as the sole distributor of the RHEO™ System and its component parts in North America, the Caribbean and Israel. Pricing was reviewed quarterly and adjusted as required for future sales. Each of OHI and Apheresis L.P. directly or indirectly owned a 50% interest in the Partnership and the General Partner; in exchange for the 50% interest, each of the partners contributed certain assets which were recorded at fair value which was nominal.

The Company did not consolidate the Partnership’s results for the year ended December 31, 2003 as TLC Vision’s effective interest in the Partnership was greater than 50% due to its direct ownership and indirect ownership through the Company. Accordingly, the Partnership was consolidated by TLC Vision. In addition, the Partnership’s management was primarily comprised of TLC Vision’s representatives and TLC Vision had disproportionately funded the activity of the Partnership.

The amount reported represented the Company’s proportionate share of the Partnership’s cumulative earnings on an equity basis.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

The Company did not recognize in the consolidated statements of operations its 50% interest in the net loss of the Partnership for the year ended December 31, 2003, as the net loss of the Partnership exceeded the net investment of the Company.

On December 8, 2004, as part of the reorganization transactions [note 16[b]], the Company purchased TLC Vision’s 50% interest in the Partnership and the results of the Partnership’s operations have been included in the consolidated financial statements since that date.

On December 31, 2005 as part of the Company’s continued reorganization, the Partnership transferred all of its assets and liabilities, including the licensed patent, trademark and know-how rights for the RHEO™ System, to the Company’s newly incorporated subsidiary, OccuLogix Canada Corp. The Company completed the process of the wind-up of the Partnership in February 6, 2006 [note 16[b]].

9. DEFERRED REVENUE

Deferred revenue for the year ended December 31, 2004 includes the sale of six pumps to Veris Health Sciences Inc. [“Veris”] [formerly RHEO Therapeutics, Inc.] (an Ontario, Canada corporation) for $187,200. Also included in deferred revenue for the year ended December 31, 2004 is the balance of the advance payment received from Veris for the purchase of 660 treatment sets, of which the total amount received was $495,000. Of the 660 treatment sets, 252 treatment sets, at a total purchase price of $202,230 [plus applicable taxes], had been delivered to the customer and is included in the revenue reported in the consolidated statement of operations for the year ended December 31, 2004. The balance in deferred revenue for the year ended December 31, 2005 was nil.

10. RENT INDUCEMENT

Deferred rent for the year ended December 31, 2004 represents the benefit of operating lease inducements of $5,077, net, which is being amortized on a straight-line basis over the related term of the lease. The balance of deferred rent for the year ended December 31, 2005 was nil.

11. DUE TO STOCKHOLDERS

	December 31,
	2005 $	2004 $
Due to

TLC Vision Corporation [note 12]	116,070	473,929

Other stockholder [note 12]	42,163	42,827

	158,233	516,756

The balance owing to TLC Vision of $116,070 and $473,929 as at December 31, 2005 and 2004, respectively, is related to computer and administrative support provided by TLC Vision, all of which has been expensed during the years ended December 31, 2005 and 2004, respectively, and included in general and administrative expenses.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

12. RELATED PARTY TRANSACTIONS

The following are the Company’s related party transactions in addition to those disclosed in notes 1, 8, 11 and 15

[a]	RHEO Clinic Inc.

	December 31,
	2005 $	2004 $

Due (to) from

RHEO Clinic Inc.	(5,065)	8,226

	(5,065)	8,226

One of the Company’s primary customers was RHEO Clinic Inc., a subsidiary of TLC Vision. For the years ended December 31, 2004 and 2003, prior to the Partnership being a wholly-owned subsidiary of the Company, the Company has reported revenues of $401,236 and $459,730, respectively. The Partnership became a wholly-owned subsidiary of the Company on December 8, 2004 and the results of the Partnership’s operations have been included in the consolidated financial statements of the Company since that date. Therefore, the results of the Partnership’s operations for the years ended December 31, 2004 and 2003 are not reflected in the consolidated financial statements of the Company for these periods except as to the equity accounted earnings [note 8].

RHEO Clinic Inc. used the RHEO™ System to treat patients for which it charged its customers [the patients] a per-treatment fee. During the third quarter of 2005, RHEO Clinic Inc. determined that it will no longer operate the RHEO Clinic and subsequently sold off certain of its assets to the Company at a purchase price of C$61,812, including all applicable taxes. Included in the balance due to RHEO Clinic Inc. as at December 31, 2005 and 2004 is the amount owing to the Partnership for the purchase of the components of the RHEO™ System net of the amount owing to RHEO Clinic Inc. for clinical and administrative support provided by RHEO Clinic Inc. for the Company’s MIRA-1 and related clinical trials.

On July 29, 2005, the Company entered into an agreement with RHEO Clinic Inc. to purchase fixed assets and intellectual property valued at C$61,812 to be used for the Company’s clinical trial activities and other purposes. The Company agreed to share equally in losses incurred by RHEO Clinic Inc., to a maximum of C$28,952, for assets that RHEO Clinic is not able to dispose of. To date, RHEO Clinic Inc. has not advised the Company of the final calculation of any losses. In addition, the Company reimbursed RHEO Clinic Inc. C$281,581, which amount represented that portion of the costs incurred by RHEO Clinic Inc. deemed applicable to the Company’s clinical trial activities from October 1, 2004 to June 30, 2005.

[b]	TLC Vision and Diamed

On June 25, 2003, the Company entered into agreements with TLC Vision and Diamed to issue grid debentures in the maximum aggregate principal amount of $12,000,000 in connection with the funding of the Company’s MIRA-1 and related clinical trials. $7,000,000 of the aggregate principal amount was convertible into shares of common stock of the Company at a price of $0.98502 per share, and $5,000,000 of the aggregate principal amount was non-convertible.

The $5,000,000 portion of the $12,000,000 commitment which was not convertible into the Company’s common stock was not advanced and the commitment was terminated prior to the completion of the initial public offering.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

During the years ended December 31, 2004 and 2003, the Company issued an aggregate of $4,350,000 and $2,650,000, respectively, under the convertible portion of the grid debentures. On December 8, 2004, as part of the reorganization transactions [note 16[b]], the Company issued 7,106,454 shares of common stock to TLC Vision and Diamed, upon conversion of $7,000,000 of aggregate principal amount of convertible debentures at a conversion price of $0.98502 per share. Collectively, as at December 31, 2005, the two companies have a combined direct and indirect 55.87% equity interest in the Company on a fully diluted basis.

The Company is economically dependent on Diamed to control the supply of the OctoNova pumps used in the RHEO™ System. The Company believes that the OctoNova pumps are a critical component in the RHEO™ System.

[c]	Asahi Medical Co., Ltd.

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

The Company receives free inventory from Asahi Medical for the purpose of the MIRA-1 and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company has paid for the same filters for commercial sales to the Partnership or the Company’s other commercial subsidiaries. The value of the free inventory received was $167,730 and $146,905 for the years ended December 31, 2005 and 2004, respectively.

[d]	Mr. Hans Stock [see note 11]

On February 21, 2002, the Company entered into an agreement with Mr. Stock as a result of his assistance in procuring a distributor agreement for the filter products used in the RHEO™ System from Asahi Medical. Mr. Stock agreed to further assist the Company in procuring new product lines from Asahi Medical for marketing and distribution by the Company. The agreement will remain effective for a term consistent with the term of the distributorship agreement with Asahi Medical and Mr. Stock will receive a 5% royalty payment on the purchase of the filters from Asahi Medical. During the years ended December 31, 2005 and 2004, the Company paid Mr. Stock $240,657 and $6,327, respectively, as royalty fees. Included in due to stockholders as at December 31, 2005 and 2004 is $29,663 and $30,327, respectively, due to Mr. Stock.

On June 25, 2002, the Company entered into a consulting agreement with Mr. Stock for the purpose of procuring a patent license for the extracorporeal applications in ophthalmic diseases for that period of time in which the patent was effective. Mr. Stock was entitled to 1.0% of total net revenue from the Company’s commercial sales of products sold in reliance and dependence upon the validity of the patent’s claims and rights in the United States. The Company agreed to make advance consulting payments to Mr. Stock of $50,000 annually, payable on a quarterly basis, to be credited against any and all future consulting payments payable in accordance with this agreement. Due to the uncertainty of future royalty payment requirements, all required payments to date have been expensed.

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totalling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock which provided for a royalty payment of 1% of product sales. In each of the years ended December 31, 2005 and 2004, the Company paid $50,000 to Mr. Stock as royalty fees. Included in due to stockholders as at December 31, 2005 and 2004 is $12,500 and $12,500, respectively, due to Mr. Stock.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

[e]	Apheresis Technologies, Inc.

On May 1, 2002, the Company entered into an exclusive distribution services agreement with Apheresis Technologies, Inc. [“ATI”], a company controlled by certain stockholders of the Company pursuant to which the Company pays ATI 5% of the Company’s cost of components of the RHEO™ System. Under this agreement, ATI is the exclusive provider of warehousing, order fulfillment, shipping, billing services and customer service related to shipping and billing to the Company.

On July 30, 2004, the Company amended its distribution services agreement with ATI such that the Company would have the sole discretion as to when the agreement would terminate. In consideration of this amendment, the Company agreed to pay ATI $100,000 on the successful completion of the initial public offering. On January 18, 2005, the Company paid ATI $100,000 as provided for in the amended distribution services agreement. On March 28, 2005, the Company terminated its distribution services agreement with ATI.

[f]	Other

On June 25, 2003, the Company entered into a reimbursement agreement with ATI, pursuant to which employees of ATI provide services to the Company and ATI is reimbursed for the applicable percentage of time the employees spend working for the Company. Effective April 1, 2005, the Company terminated its reimbursement agreement with ATI such that the Company no longer compensates ATI in respect of any salary paid to, or benefits provided to, Mr. Cornish by ATI. Until April 1, 2005, Mr. Cornish did not have an employment contract with the Company and received no direct compensation from the Company. On April 1, 2005, Mr. Cornish entered into an employment agreement with the Company under which he will receive an annual base salary of $106,450, representing compensation to him for devoting 80% of his time to the business and affairs of the Company. Effective June 1, 2005, the Company amended its employment agreement with Mr. Cornish such that he will receive an annual base salary of $113,103, representing compensation to him for devoting 85% of his time to the business and affairs of the Company. Mr. Cornish continues to participate in the Company’s bonus plan. Mr. Cornish is one of the Company’s stockholders and the Company’s Vice President, Operations.

Effective January 1, 2004, the Company entered into a rental agreement with a related party whereby the Company will lease space from Cornish Properties Corporation at $2,745 per month. The term of the lease extends to December 31, 2005. In each of the years ended December 31, 2005 and 2004, the Company paid Cornish Properties Corporation an amount of $32,940. On November 8, 2005, as provided for in the rental agreement, the Company extended the term of the rental agreement with Cornish Properties Corporation for another year ending December 31, 2006.

Effective June 25, 2003, Elias Vamvakas, the Chairman of TLC Vision, became the Chairman and Secretary of both the Company and the General Partner of the Partnership. 500,000 stock options issued to Mr. Vamvakas in December 2003 were accounted for in accordance with APB 25. The Company estimated the intrinsic value of these options granted to Mr. Vamvakas to be approximately $5,880,000. Management estimated the fair value of the underlying common stock based on management’s estimate of the Company’s value. The intrinsic value of the options is being amortized over the vesting period. However, upon the successful completion of the Company’s initial public offering, the options vested immediately, and therefore, any unvested compensation expense was expensed immediately. The impact of this stock compensation expense for the years ended December 31, 2005, 2004 and 2003 was nil, $5,690,323 and $189,677, respectively.

In addition, the Company entered into a consultancy and non-competition agreement on July 1, 2003 with the Center for Clinical Research [“CCR”], then a significant shareholder, which requires the Company to pay a fee of $5,000 per month. For the year ended December 31, 2003, CCR agreed to forego the payment of $75,250 due to it in exchange for options to purchase 20,926 shares of common stock of the Company at an exercise price of $0.13. In addition, CCR also agreed to the repayment of the balance of $150,500 due to it at $7,500 per month beginning in July 2003. Included in accounts payable as at December 31, 2005 and 2004 are nil and $15,500, respectively, due to CCR. On August 22, 2005, the Company amended the consultancy and non-competition agreement with CCR such that the fee payable to it was increased from $5,000 to $15,000 per month effective January 1, 2005, the payment of a one-time bonus of $200,000 upon successful FDA approval of the RHEO™ System and the grant of 60,000 options to CCR at an exercise price of $7.15. These options are expected to fully vest on successful FDA approval of the RHEO™ System. This resulted in a combined consulting expense, included within clinical and regulatory expense for the year ended December 31, 2005, of $249,831 which is in accordance with SFAS No. 123.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

On September 29, 2004, the Partnership signed a product purchase agreement with Veris for the purchase from the Partnership of 8,004 treatment sets over the period from October 2004 to December 2005, a transaction valued at $6,003,000, after introductory rebates. However, due to delays in opening its planned number of clinics throughout Canada, Veris no longer required the contracted-for number of treatment sets in the period. The Company agreed to the original pricing for the reduced number of treatment sets required in the period. Dr. Machat, who is an investor in and one of the directors of Veris, was a co-founder and former director of TLC Vision. In December 2005, by letter agreement, the Company agreed to the volume and other terms for the purchase and sale of treatment sets and pumps for the period ending February 28, 2006. As at December 31, 2005, the Partnership had received a total of $1,779,566 from Veris. Included in amounts receivable as at December 31, 2005 and 2004 are $1,047,622 and $322,920, respectively, due from Veris for the purchase of additional pumps and treatment sets. Veris has agreed to the payment of interest at the rate of 8% per annum on all amounts outstanding for more than 45 days up to the date of final payment on March 31, 2006. Included in amounts receivable as at December 31, 2005 is accrued interest receivable from Veris of $4,495 on amounts outstanding for more than 45 days. Based on discussions with Veris, the Company believes that Veris will not be able to meet its financial obligations to the Company by March 31, 2006. Therefore, the Company has recorded an allowance for doubtful accounts of $1,047,622 against the amount due from Veris for the year ended December 31, 2005.

In addition, the Company entered into a clinical trial agreement on November 22, 2005 with Veris which requires Veris to provide certain clinical trial services to the Company. The agreement provides for an advance payment of C$195,000 to Veris which represents 30% of the total value of the contract. The Company paid Veris C$195,000 on November 22, 2005 as provided for in the clinical trial agreement. This amount has been expensed during the year ended December 31, 2005 as the Company has suspended the clinical trial in question pending the outcome of the detailed analysis of the MIRA-1 study data, the outcome of the Company’s discussions with the FDA and the determination of the parameters of any follow-up clinical trial required by the FDA.

On March 28, 2005, the Company entered into a supply and co-marketing agreement with Rheogenx Biosciences Corporation [“Rheogenx”] for the supply of pumps and disposable treatment sets to Rheogenx and its affiliates, including PhereSys Therapeutics Corporation [“PhereSys”], Rheogenx’s wholly-owned subsidiary. Under this agreement, the Company will provide marketing support for PhereSys’s mobile apheresis business upon obtaining FDA approval to market the RHEO™ System in the United States. In connection with entering into this agreement, the Company also entered into an asset purchase agreement with Rheogenx on March 28, 2005 to effectively terminate the patent, know-how and trademark rights to non-ophthalmic indications for the RHEO™ System in North America which the Company had previously licensed to Rheogenx. The purchase price of the assets under the asset purchase agreement was $10 and has been included within accrued liabilities.

During the fourth quarter of 2004, the Company began a business relationship with Innovasium Inc., an Ontario, Canada corporation. Innovasium Inc. designed and built some of the Company’s websites and also created some of the sales and marketing materials to reflect the look of the Company’s websites. Daniel Hageman, who is the President and one of the owners of Innovasium Inc., is the husband of an officer of the Company. During the year ended December 31, 2005, the Company paid Innovasium Inc. C$123,967. Included in accounts payable and accrued liabilities as at December 31, 2005 is C$15,798 due to Innovasium Inc. These amounts are expensed in the period incurred and paid when due.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

13. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005 $	2004 $

Deferred tax assets

Intangibles	―	―

Fixed assets	(52,219)	3,754

Stock options	4,191,762	5,565,688

Accruals and other	1,332,602	60,914

Foreign tax credit	―	15,500

Net operating loss carryforwards	15,251,744	10,448,101

	20,723,889	16,093,957

Valuation allowance	(20,723,889)	(16,093,957)

Deferred tax asset	―	―

	December 31,
	2005 $	2004 $

Deferred tax liability

Intangible assets (other than goodwill)	(8,853,063)	(9,488,229)

Deferred tax liability	(8,853,063)	(9,488,229)

The following is a reconciliation of the recovery of income taxes between those that are expected, based on substantively enacted tax rates and laws, to those currently reported:

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

	December 31,
	2005 $	2004 $	2003 $
Net loss for the year before income taxes	(163,614,515)	(21,803,373)	(2,469,888)

Expected recovery of income taxes [tax rate of 37%]	(60,537,371)	(8,067,250)	(913,859)

Goodwill impairment (permanent difference basis)	54,557,150

Stock-based compensation	38,628	312,292	7,018

Provision for warrants	12,923	―	―

Tax free income	(46,979)

Return to provision	1,252,842	―	8,957

Non-deductible expenses	19,656	3,700	2,442

Change in valuation allowance	4,060,621	7,727,487	895,442

Recovery of income taxes	(642,530)	(23,771)	―

The Company and its subsidiaries have current and prior year losses available to reduce taxable income and taxes payable in future years and, if not utilized, will expire as follows:

$

2012	3,455,029

2018	4,500,401

2019	1,893,700

2020	4,488,361

2021	3,356,992

2022	2,497,602

2023	1,896,167

2024	6,246,581

2025	12,899,632

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

14. ACCRUED LIABILITIES

	December 31,
	2005 $	2004 $

Due to professionals	348,044	190,762

Due to clinical trial sites	32,936	571,078

Due clinical trial specialists	227,009	526,848

Due to ATI	7,490	100,000

Due to employees and directors	993,177	79,329

Sales tax and capital tax payable	155,604	85,472

Legal and professional fees associated with initial public offering and related reorganization	-	1,041,151

Due to MeSys GmbH for pumps	191,692	-

Corporate compliance	141,667	-

Miscellaneous	129,000	196,651

	2,226,619	2,791,291

15. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space from a related party [note 12] under a lease agreement expiring December 31, 2006. The Company may terminate the lease with three months’ notice. The future minimum obligation under the lease is $32,940 for 2006. Rent paid amounted to $32,940, $32,940 and $5,580 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company also leases office space from an unrelated party under a lease agreement expiring January 29, 2006. The future minimum obligation under this lease is nil. Rent paid was C$72,537, C$13,189 and nil for the years ended December 31, 2005, 2004 and 2003, respectively. On October 17, 2005, the Company entered into a new lease agreement with the unrelated party commencing February 1, 2006 and expiring July 31, 2007. The current annual lease obligation for rent for this facility is C$138,138. As a result of negotiated rent-free periods, the future minimum obligation under this lease is C$98,104 for 2006.

In May and June 2002, the Company entered into two separate agreements with Dr. Richard Brunner and Mr. Stock, respectively, to obtain the exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totalling 1.5% of product sales. The Company is required to make minimum advance quarterly royalty payments of $25,000 and amounts credited against future royalty payments to be made in accordance with the agreements. These agreements may be terminated by the Company upon the first to occur of:

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

[a]	all patents of the patent rights expiring, which is June 2017;

[b]	all patent claims of the patent rights being invalidated; or

[c]	the introduction of a similar competing technology deployed in the United States which could not be deterred by enforcement of the patent.

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totalling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock, which provided for a royalty payment of 1% of product sales. This agreement effectively increases the total royalty payments required to be made in respect of U.S. Patent No. 6,245,038 to 2% of product sales [note 12].

Future minimum royalty payments under the agreements as at December 31, 2005 are approximately as follows:

$

2006	100,000

2007	100,000

2008	100,000

2009	100,000

2010 and thereafter	750,000

1,150,000

In addition, the Company entered into a consultancy and non-competition agreement on July 1, 2003 with CCR [note 12], which requires the Company to pay a fee of $5,000 per month. On August 22, 2005, the Company amended the consultancy and non-competition agreement with CCR such that the fee payable was increased from $5,000 to $15,000 per month effective January 1, 2005. The monthly fee is fixed regardless of actual time incurred by CCR in performance of the services rendered to the Company. The agreement allows either party to convert the payment arrangement to a fee of $2,500 daily. In the event of such conversion, CCR shall provide services on a daily basis as required by the Company and will invoice the Company for the total number of days that services were provided in that month. The future minimum obligation under the consultancy and non-competition agreement for 2006 is $180,000. Pursuant to the terms of the amended consulting and non-competition agreement with CCR, the Company agreed to pay it a one-time bonus of $200,000 upon successful FDA approval of the RHEO™ System.

On March 4, 2005, the Company placed an order with MeSys GmbH for the purchase of 70 OctoNova pumps representing a total commitment of €1,135,330 or approximately $1,344,526 based on exchange rates as of December 31, 2005. The Company expects to make monthly payments to MeSys GmbH for the pumps as manufacturing is completed. As at December 31, 2005, a total payment of €817,925 or approximately $1,000,779 has been made to MeSys GmbH on the above purchase order for 50 OctoNova pumps of which 40 have been received as at December 31, 2005.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

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

Pursuant to the terms of the distribution agreement with MeSys GmbH, dated January 1, 2002, the Company undertook a commitment to purchase a minimum of 25 OctoNova pumps yearly beginning after FDA approval of the RHEO™ System, representing an annual commitment of $538,000.

Pursuant to the terms of the distribution agreement with Asahi Medical, dated January 1, 2002, the Company undertook a commitment to purchase a minimum of 9,000, 15,000, and 22,500 each of Plasmaflo filters and Rheofilters in years 1, 2 and 3, respectively, beginning six months after FDA approval of the RHEO™ System. Minimum purchase orders for the fourth year shall be determined immediately after the term of the first year by mutual consent but shall not be less than that of the previous year. This same method shall be used in subsequent years to determine future minimum purchase quantities such that minimum purchase quantities are always fixed for three years. Future minimum annual commitments in respect of North America, including the Caribbean, after FDA approval are approximately as follows:

$

Year 1	2,565,000

Year 2	4,275,000

Year 3	6,412,500

Pursuant to the terms of the Company’s agreement with Asahi Medical, in respect of Australia, New Zealand, Colombia, Venezuela and Italy, the Company undertook a commitment to purchase a minimum of 200, 1400 and 2,500 of each of Plasmaflo filters and Rheofilters in 2006, 2007 and 2008, respectively. Minimum purchase orders for the years 2009 and 2010 shall be discussed and determined at the beginning of the year 2008 by mutual consent and, in respect of these countries other than Italy, shall not be less than the minimum for the previous year.

Future minimum annual commitments, in respect of Australia, New Zealand, Colombia, Venezuela and Italy, are approximately as follows:

2006	$57,000
2007	$399,000
2008	$712,500

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

16. CAPITAL STOCK

[a]	Authorized share capital

The total number of authorized shares of common stock is 75,000,000. Each share of common stock has a par value of $0.001 per share. The total number of authorized shares of preferred stock is 10,000,000. Each share of preferred stock has a par value of $0.001 per share.

[b]	Reorganizations

[i]
On July 18, 2002, the Company’s former parent company, OccuLogix Corp. [“Old OccuLogix”], merged with the Company, which was then a wholly-owned subsidiary of Old OccuLogix, to form OccuLogix, Inc. Pursuant to the merger, the Company effected a one for four stock split of its common and convertible preferred stock pursuant to which each share of Old OccuLogix common stock outstanding immediately prior to the merger was converted into one-fourth of one fully paid and non-assessable share of the Company’s common stock. Each outstanding share of Old OccuLogix Series A preferred stock was converted into one-fourth of one fully paid and non-assessable share of the Company’s Series A convertible preferred stock.

At the effective time of the merger, each outstanding warrant and option to purchase common stock of Old OccuLogix was assumed by the Company and converted into a warrant or option to purchase common stock of the Company, with appropriate adjustments to the exercise price and number of shares for which such warrants or options were exercisable.

[ii]	On December 8, 2004, the Company consummated certain reorganization transactions, which is collectively referred to as the “Reorganization” which consisted of the following:

•	4,622,605 shares of common stock issued upon the automatic conversion of all outstanding shares of Series A and Series B convertible preferred stock;

•
7,106,454 shares of common stock issued to TLC Vision and Diamed upon conversion of $7,000,000 aggregate principal amount of convertible debentures held by them. The conversion price was $0.98502 per share; and

•
19,070,234 shares of common stock issued to TLC Vision in connection with the purchase by the Company of TLC Vision’s 50% interest in the Partnership. This amount includes 1,281,858 shares of common stock which was issued upon the exchange of shares of OccuLogix ExchangeCo ULC, one of the Company’s Canadian subsidiaries, issued for tax purposes to TLC Vision in connection with the purchase of the Partnership.

Following the Reorganization, the Partnership’s U.S. business was carried on, and will continue to be carried on, by OccuLogix LLC, a Delaware limited liability company that is the Company’s wholly-owned, indirect subsidiary. The Partnership carried on the Canadian business until December 31, 2005.

The Company had licensed to the Partnership all of the distribution and marketing rights for the RHEO™ System for ophthalmic indications to which it is entitled. Prior to the Reorganization, the Company’s only profit stream came from its share of the Partnership’s earnings. The Company’s acquisition of TLC Vision’s 50% ownership interest in the Partnership achieved through the Reorganization moved the earnings potential for sales of the RHEO™ System to the Company.

[iii]
On December 31, 2005, the Partnership transferred all of its assets and liabilities, and assigned its right to develop and sell the RHEO™ System to OccuLogix Canada Corp., a wholly-owned subsidiary of the Company. Following the transfer, the Partnership’s Canadian business will be carried on by OccuLogix Canada Corp. The Partnership and its General Partner has subsequently been wound up.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

[c]	Share conversion

On November 30, 2003, the Company converted $500,000 [less issuance costs of $18,985] of the principal amount of a note payable to Asahi Medical, issued on February 21, 2001, into 507,604 shares of common stock at a conversion price of $0.98502 per share.

[d]	Convertible preferred stock

Convertible preferred stockholders were entitled to one vote per share, on an “as-converted to common stock” basis. Each share of Series A and Series B Convertible Preferred Stock was entitled to receive a non-cumulative dividend of $0.411216 and $0.34698, respectively, prior to the payment of any dividend on common stock. Each share of Series A and Series B Convertible Preferred Stock was entitled to a liquidation preference of $4.836 and $3.5183, respectively, plus any declared but unpaid dividend before any payment could be made to holders of common stock.

After giving effect to the anti-dilution adjustment resulting from the issuance of the June 25, 2003 related party secured grid debentures [note 12], each share of Series A and Series B Convertible Preferred Stock was convertible into 1.678323 and 1.643683 shares of common stock, respectively, at the option of the holder. Each share of Series A and B Convertible Preferred Stock would automatically convert into shares of common stock at the conversion rate previously described if the Company obtained a firm underwriting commitment for an initial public offering. The conversion rate would be adjusted for stock dividends, stock splits and other dilutive events. Shares of Series A and B Convertible Preferred Stock would automatically convert in the event of sale of all or substantially all of the assets or capital stock of the Company.

[i]	Series A Convertible Preferred Stock

On July 19, 2002, the Company and the holders of its Series B convertible debentures, with a carrying value of $7,119,111, agreed to convert such Series B convertible debentures into 1,089,172 shares of Series A Convertible Preferred Stock immediately following the consummation of the merger as described in note 16[b][i]. As a result of this conversion, an additional 97,243 shares of Series A Convertible Preferred Stock were issued to the holders of the Series A Convertible Preferred Stock in conjunction with anti-dilution provisions included in the terms of the respective debentures.

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

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

In connection with the conversion of a portion of the Asahi Medical Note described in note 16[c] and pursuant to the June 25, 2003 Amended and Restated Investors’ Rights Agreement, the existing common stockholders were allowed to exercise pre-emptive rights to purchase additional common stock. In connection therewith, on December 31, 2003, the Company issued 613,292 shares of common stock at $0.98502 per share for gross cash proceeds of $604,092.

In December 2004, 5,600,000 shares of common stock of the Company at $12.00 per share were issued in connection with the initial public offering for gross cash proceeds of $67,200,000 [less issuance costs of $7,858,789].

As at December 31, 2005, the number of shares of common stock of the Company reserved for issuance is as follows:

Range of exercise prices $	Expiry date	#
4.00	2008	25,000

2.00 - 4.00	2009	217,625

2.00 - 4.00	2010	119,375

0.80 - 2.00	2012	113,390

0.13 - 1.30	2013	1,155,474

12.00	2014	728,000

6.28 - 8.65	2015	1,748,750

		4,107,614

[f]	Stock Option Plan

Under the 2002 Stock Option Plan [the “Stock Option Plan”], up to 4,456,000 options are available for grant to employees, directors and consultants.

Options granted under the Stock Option Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Option Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company’s common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant. Included in the total options outstanding as at December 31, 2005 are 3,473,114 options issued within the Stock Option Plan, of which 174,508 are incentive stock options and 3,298,606 are non-statutory stock options.

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

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

The Company has also issued options outside of the Stock Option Plan. These options were issued before the establishment of the Stock Option Plan, when the authorized limit of the Stock Option Plan was exceeded or as permitted under stock exchange rules when the Company was recruiting executives. In addition, options issued to companies for the purpose of settling amounts owing were issued outside of the Stock Option Plan, as the Stock Option Plan prohibited the granting of options to companies. The issuance of such options were approved by the Board of Directors and were granted on terms and conditions similar to those options issued under the Stock Option Plan. Included in the total options outstanding as at December 31, 2005 are 634,500 options issued outside the Stock Option Plan.

On December 11, 2005, the Company’s Board of Directors approved accelerating the vesting of unvested stock options granted prior to December 31, 2004 to employees, officers and directors. As a result of the vesting acceleration, options to purchase 438,561 shares of the Company’s common stock became exercisable immediately, including 308,611 held by executive officers, 48,958 held by non-employee directors and 80,992 held by other employees. These accelerated stock options represent approximately 30% of the total employee stock options of the Company that would not have been vested as at December 31, 2005. The weighted average exercise price of the options that were accelerated was $11.78. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options of $1,532,203 and $1,466,253 during the years ending December 31, 2006 and 2007, respectively, in its consolidated statements of operations upon the adoption of SFAS 123R on January 1, 2006. In accordance with APB No. 25, the Company recorded a compensation expense of $53,295 for the year ended December 31, 2005 as 9,033 of the total options of which the vesting was accelerated were “in-the-money” as at the date of the accelerated vesting. With respect to SFAS No. 123, the Company recognized, for purposes of pro forma disclosures, the incremental increase in fair value and the remaining balance of unrecognized compensation cost for the affected options at the time of acceleration.

In accordance with APB No. 25, the Company also recorded a compensation expense of $4,431 for the year ended December 31, 2005 as certain performance-based options granted to an employee and two directors were “in-the-money” as at December 31, 2005.

A summary of the options issued under the Stock Option Plan and outside of the Stock Option Plan outstanding at December 31, 2005 and the changes since December 31, 2002 are as follows:

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

		Weighted average exercise price
	#	$
Outstanding, December 31, 2002	1,130,453	1.95

Granted	1,420,676	0.96

Forfeited	(161,168)	0.82

Outstanding, December 31, 2003	2,389,961	1.45

Granted	828,000	12.00

Exercised	(272,200)	0.48

Forfeited	(196,562)	2.48

Outstanding, December 31, 2004	2,749,199	4.64

Granted	1,823,750	8.10

Exercised	(279,085)	0.83

Forfeited	(186,250)	9.99

Outstanding, December 31, 2005	4,107,614	6.19

Included in the total options outstanding as at December 31, 2005 of 4,107,614 are 1,124,548 options issued to employees, directors and certain executives in December 2003 which were issued into a voting trust. Upon the exercise of these options, the Board of Directors controls the voting privileges associated with the common stock underlying these options. Upon the completion of the Company’s initial public offering, the voting trust was dissolved with all options returning to each respective individual.

The Company estimated the intrinsic value of 1,352,500 stock options granted in December 2003 to employees, directors and certain executives to be $15,905,400, of which $15,392,323 and $513,077 has been expensed for the years ended December 31, 2004 and 2003, respectively. All of these options became fully vested upon the Company’s initial public offering and therefore the remaining $15,392,323 of stock-based compensation charge as at December 31, 2003 was expensed during the year ended December 31, 2004. Management estimated the fair value of these options retrospectively based on a range of then expected offering prices of the Company’s initial public offering.

Compensation expense associated with non-employee stock options was $309,055, $47,637 and $196,685 for the years ended December 31, 2005, 2004 and 2003, respectively. The fair value of these options was determined using the Black-Scholes option pricing model using the same assumptions described above and is included in general and administrative expenses within the consolidated statements of operations.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

The following table summarizes information relating to stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding	Weighted average remaining contractual Life	Weighted average exercise price	Exercisable	Weighted average exercise price
$	#	[years]	$	#	$

0.13	20,926	7.25	0.13	20,926	0.13

0.80 - 0.99	1,149,548	7.50	0.99	1,147,986	0.99

1.30	85,890	6.73	1.30	85,057	1.30

2.00	87,500	3.82	2.00	87,500	2.00

4.00	287,000	3.92	4.00	274,500	4.00

6.25 - 6.40	337,500	9.71	6.29	-	-

7.15 - 7.35	107,500	9.36	7.17	-	-

8.03 - 8.65	1,303,750	9.27	8.62	-	-

12.00	728,000	8.96	12.00	682,304	12.00

	4,107,614	8.20	6.19	2,298,273	4.66

[g]	Warrants

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

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

		Weighted average exercise price

Common stock warrants	#	$

Outstanding, December 31, 2002 and 2003 [i]	150,000	2.83

Exercised [ii]	(102,369)	2.29

Expired	(47,631)	4.00

Outstanding, December 31, 2004 and 2005	-	-

		Weighted average exercise price

Series A convertible preferred stock warrants	#	$

Outstanding, December 31, 2002	288,437	6.80

Granted on adjustment for anti-dilution provision	195,097	-

Cancelled	(824)	7.83

Outstanding, December 31, 2003 [i]	482,710	6.80

Exercised [ii]	(379,284)	6.73

Expired	(103,426)	7.04

Outstanding, December 31, 2004 and 2005	-	-

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

Of the 102,369 warrants exercised to purchase shares of common stock, 24,999 shares of common stock were issued on a cashless basis [note 17]. The remaining 77,370 shares of common stock were issued for total cash proceeds of $134,480.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

[ii]
Of the 379,284 warrants exercised to purchase shares of Series A convertible preferred stock, 165,189 shares of Series A convertible preferred stock were issued on a cashless basis [note 17]. The remaining 214,095 shares of Series A convertible preferred stock were issued for total cash proceeds of $1,281,841 of which $34,927 has yet to be received as at December 31, 2005. This amount is included as a subscription receivable within paid-in capital and has been fully provided for.

All warrants to purchase shares of common stock and Series A convertible preferred stock at exercise prices between $1.20 per share and $7.83 per share expired on July 17, 2004, other than 379,284 warrants to purchase shares of Series A convertible preferred stock and 102,369 warrants to purchase shares of common stock which were exercised prior to the expiration of the warrants. As at December 31, 2005 and 2004, no common stock warrants and no Series A convertible preferred stock warrants remained outstanding.

17. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Years ended December 31,
	2005 $	2004 $	2003 $
Due from related party	13,291	110,749	52,034

Amounts receivable	(82,810)	(222,218)	39,746

Inventory	(3,431,743)	(136,527)	24,399

Prepaid expenses	(322,455)	(324,353)	(134,844)

Deposit	4,105	(8,996)	4,326

Accounts payable	301,457	26,548	(888,251)

Accrued liabilities	(563,925)	2,511,897	207,070

Deferred revenue and rent inducement	(485,047)	(152,153)	―

Due to stockholders	(358,523)	(931,652)	4,418

	(4,925,650)	873,295	(691,102)

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Years ended December 31,

	2005 $	2004 $	2003 $
Non-cash investing and financing activities

Convertible preferred stock issued to reduce borrowings from stockholder	―	―	500,000

Common stock issued to pay consulting fees	―	―	22,588

Conversion of debentures	―	7,000,000	―

Conversion of debt	―	―	481,015

Cashless exercise of warrants to purchase shares of Series A convertible preferred stock	―	1,269,845	―

Cashless exercise of warrants to purchase shares of common stock	―	99,996	―

Free inventory	183,382	146,905	66,300

Common stock issued on acquisition	―	228,842,808	―

Additional cash flow information

Interest paid	―	(26,575)	(85,000)

Income taxes paid	(8,138)	―	―

18. FINANCIAL INSTRUMENTS

Currency risk

The Company’s activities which result in exposure to fluctuations in foreign currency exchange rates consist of the purchase of equipment from suppliers billing in foreign currencies. The Company does not use derivative financial instruments to reduce its currency risk.

Credit risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and amounts receivable. The Company maintains its accounts for cash with large low credit risk financial institutions in United States and Canada in order to reduce its exposure.

During 2005, the Company derived all of its revenue from three customers, RHEO Clinic Inc., which is a subsidiary of TLC Vision, Veris and Canadian Retinal Institute. As at December 31, 2005, the Company had, only one customer, Veris. As previously discussed in note 2, the Company fully provided for this balance due from Veris. Accordingly, no trade receivables due from Veris has been recognized as at December 31, 2005.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
[expressed in U.S. dollars except as otherwise noted]

19. SEGMENT INFORMATION

The Company operates in a single reportable segment, the ophthalmic therapeutic industry, focused on the treatment of eye diseases, including Dry AMD.

For all years presented, the Company’s revenue was earned in Canada.

Although the Company has generated all of its revenue in Canada, the Company’s intangible asset, fixed assets and patents and trademarks are primarily located in the United States.

20. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the current year’s presentation.

21. SUBSEQUENT EVENTS

On February 3, 2006, the Company announced that it had completed a preliminary analysis of the data from MIRA-1, its recently completed pivotal (phase III) clinical trial using its RHEO™ System. The data indicated that MIRA-1 did not demonstrate a statistically significant mean change of Best Spectacle-Corrected Visual Acuity. As a result of this announcement, the share price of the Company’s stock as traded on NASDAQ decreased from $12.75 on February 2, 2006 to a closing price of $4.10 on February 3, 2006 subsequent to the announcement. The 10-day average of the stock immediately following the announcement was $3.65 and reflected a decrease in the market capitalization of the Company from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day share price average subsequent to the announcement.

The Company considered the resulting decrease in the share price as an indicator of impairment leading to an analysis of the Company’s intangible asset and goodwill. As a result of this analysis, the Company reported an impairment charge to goodwill of $147,451,758.

The Company believes that the announcement made it unlikely that the Company would be able to collect on amounts outstanding from Veris, resulting in a provision for bad debts of $518,852 related to revenue recognized prior to December 2005. In addition, the Company assessed the ability to recognize as revenue $530,445 in sales of products that were shipped to Veris in December 2005. Based on this assessment, the Company concluded that the transaction did not meet the requirements to recognize revenue based on collectibility not being reasonably assured. Accordingly, no revenue was recognized related to this transaction. With respect to the related cost associated with the delivered inventory, the Company reported an inventory loss of $252,071 which represents the cost of the goods shipped to Veris in December 2005 which the Company does not anticipate will be returned by Veris.

In addition, the Company evaluated its ending inventories as at December 31, 2005 on the basis that Veris may not be able to increase its commercial activities in Canada in line with our initial expectations. Accordingly, the Company has set up a provision for obsolescence of $1,990,830 for filter sets that are unlikely to be utilized prior to their expiration dates.

Lastly, as a result of the announcement, the Company halted a clinical trial, known as “MIRA-PS”, pending further detailed analysis of the MIRA-1 data. The Company previously advanced to Veris $165,661 to participate in the MIRA-PS trial. This amount has been fully expensed by the Company at December 31, 2005.

No other adjustments were made to the financial statements as at December 31, 2005 and the year then ended as a result of the announcement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of OccuLogix, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that OccuLogix, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OccuLogix Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that OccuLogix, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, OccuLogix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OccuLogix, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2005 of OccuLogix, Inc. and our report dated March 1, 2006 expressed an unqualified opinion thereon.

Toronto, Canada	/s/ Ernst & Young LLP
March 1, 2006	Chartered Accountants

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required with respect to directors is incorporated herein by reference to the information contained in the General Proxy Information for our 2006 Annual Meeting of Stockholders (the “Proxy Statement”). The information with respect to our audit committee financial expert is incorporated herein by reference to the information contained in the sections captioned “Appointment of Auditors” and “Audit Committee Report” of the Proxy Statement.

Information about our Code of Ethics appears under the heading “Code of Business Conduct and Ethics” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Information about compliance with Section 16(a) of the Exchange Act appears under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 11.	EXECUTIVE COMPENSATION.

Information about compensation of our named executive officers appears under the headings “Executive Officers” and “Information on Executive Compensation” in the Proxy Statement. Information about compensation of our directors appears under the heading “Compensation of Directors” in the Proxy Statement. These portions of the Proxy Statement are incorporated by reference into this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information about security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans appears under the headings “Information on Executive Compensation”, “Employee Benefit Plans” and “Principal Stockholders” in the Proxy Statement. These portions of the Proxy Statement are incorporated by reference to this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information about certain relationships and related transactions appears under the heading “Certain Relationships and Related Party Transactions” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information about the principal accountant fees and services as well as related pre-approval policies and procedures appears under the headings “Appointment of Auditors” and “Audit Committee Report” in the Proxy Statement. These portions of the Proxy Statement are incorporated by reference into this report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements:

2.	Financial Statement Schedules:

All financial statement schedules have been omitted because they are inapplicable, not required by the instructions or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

3.	Exhibits:

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits. Items 10.5, 10.7 to 10.11 inclusive, 10.13, 10.14, 10.20 to 10.28 inclusive and 10.30 in the attached Index to Exhibits are management contracts or compensatory plans or arrangements.

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

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Elias Vamvakas and John Y. Caloz as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 16, 2006

OCCULOGIX, INC.

	By:	/s/ Elias Vamvakas

Elias Vamvakas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 16, 2006	By:	/s/ Elias Vamvakas

Elias Vamvakas
Chief Executive Officer and
Chairman of Board of Directors

Dated: March 16, 2006	By:	John Y. Caloz

/s/ John Y. Caloz
Chief Financial Officer and Treasurer

Dated: March 16, 2006	By:	/s/ Jay T. Holmes

Jay T. Holmes
Director

Dated: March 16, 2006	By:	/s/ Thomas N. Davidson

Thomas N. Davidson
Director

Dated: March 16, 2006	By:	/s/ Richard L. Lindstrom

Richard L. Lindstrom, M.D.
Director

Dated: March 16, 2006	By:	/s/ Georges Noël

Georges Noël
Director

Dated: March 16, 2006	By:	/s/ Adrienne L. Graves

Adrienne L. Graves
Director

Dated: March 16, 2006	By:	/s/ Gilbert S. Omenn

Gilbert S. Omenn
Director

Index to Exhibits

2.1
Form of Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333-118024)).

3.1
Amended and Restated Certificate of Incorporation of the Registrant as currently in effect (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)).

3.2
Amended and Restated By-Laws of the Registrant as currently in effect (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)).

10.1
2004 Memorandum dated July 18, 2004, by and between Asahi Medical Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333-118024)).

10.2
Amended and Restated Marketing and Distribution Agreement dated October 25, 2004 between Diamed Medizintechnik GmbH and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333-118024)).

10.3
Amended and Restated Patent License and Royalty Agreement dated October 25, 2004 between the Registrant and Dr. Richard Brunner (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333-118024)).

10.4
Amendment to the Distribution Services Agreement dated July 30, 2004 between the Registrant and Apheresis Technologies, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333-118024)).

10.5
2002 Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)).

10.6
Amended and Restated Patent License and Royalty Agreement dated October 25, 2004 between the Registrant and Hans Stock (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333-118024)).

10.7
Employment Agreement between the Registrant and Elias Vamvakas dated September 1, 2004 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333-118024)).

10.8
Employment Agreement between the Registrant and Thomas P. Reeves dated August 1, 2004 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333-118024)).

10.9
Employment Agreement between the Registrant and Stephen Kilmer dated July 30, 2004 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333-118024)).

10.10
Employment Agreement between the Registrant and Julie Fotheringham dated September 1, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333-118024)).

10.11
Employment Agreement between the Registrant and Zayed (Joe) Zawaideh dated September 7, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333-118024)).

10.12
Product Purchase Agreement dated September 29, 2004 between the Registrant and Promedica International (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A No. 2, filed with the Commission on November 2, 2004(file no. 333-118024)).

10.13
Employment Agreement between the Registrant and Dr. David Eldridge dated November 9, 2004 ((incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)).

10.14
Consulting Agreement between the Registrant and Richard Davis dated May 1, 2004 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333-118024)).

10.15
Rental Agreement between the Registrant and Cornish Properties Corporation dated January 1, 2004 (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333-118024)).

10.16
Sub-sublease between Echo Online Internet, Inc. and the Registrant dated September 29, 2004 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333-118024)).

10.17
Asset Purchase Agreement between Rheogenx Biosciences Corporation and the Registrant dated as of March 28, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 6, 2005 (file no. 000-51030)).

10.18
Agreement between the Registrant and Rheogenx Biosciences Corporation dated March 28, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 6, 2005 (file no. 000-51030)).

10.19
Termination Agreement between the Registrant and Apheresis Technologies, Inc. dated as of March 28, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 6, 2005 (file no. 000-51030)).

10.20
Employment Agreement between the Registrant and John Cornish dated as of April 1, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 6, 2005 (file no. 000-51030)).

10.21
Settlement Agreement among the Registrant, David Craig Eldridge and David C. Eldridge O.D., P.C. dated as of May 20, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2005 (file no. 000-51030)).

10.22
Employment Agreement between John Caloz and the Registrant dated as of May 18, 2005 incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2005 (file no. 000-51030)).

10.23
Amending Agreement between the Registrant and John Cornish, dated as of June 1, 2005, amending the Employment Agreement between the Registrant and John Cornish dated as of April 1, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2005 (file no. 000-51030)).

10.24
Amending Agreement between the Registrant and Thomas P. Reeves, dated as of July 1, 2005, amending the Employment Agreement between the Registrant and Thomas P. Reeves dated August 2004 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2005 (file no. 000-51030)).

10.25
Amending Agreement between the Registrant and Irving Siegel, dated as of September 1, 2005, amending the Employment Agreement between the Registrant and Irving Siegel dated as of August 1, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 10, 2005 (file no. 000-51030)).

10.26
Consulting Agreement among the Registrant, AMD Medical Services Inc. and Irving Siegel dated as of September 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 10, 2005 (file no. 000-51030)).

10.27
Employment Agreement between Steve Parks and the Registrant dated as of October 4, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 10, 2005 (file no. 000-51030)).

10.28
Option Agreement between Steve Parks and the Registrant dated as of October 4, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 10, 2005 (file no. 000-51030)).

10.29	2005 Memorandum between Asahi Kasei Medical Co., Ltd. and the Registrant dated October 17, 2005.

10.30
Release Agreement between Zayed (Joe) Zawaideh and the Registrant, dated as of November 22, 2005, terminating the Employment Agreement between the Registrant and Zayed (Joe) Zawaideh dated September 7, 2004.

14.1	Code of Conduct of the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 10, 2005 (file no. 000-51030)).

14.2
Complaint and Reporting Procedures of the Registrant (incorporated by reference to Exhibit 14.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2005 (file no. 000-51030)).

21.1
Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1/A No. 1, filed with the Commission on October 7, 2004 (file no. 333-118024)).

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on signature page).

31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.