Form 10-K/A
period 2005-12-31
OccuLogix, Inc.
filed 2006-03-20
CIK 1299139

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

As of March 15, 2006, there were 42,181,779 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to this Annual Report on Form 10-K  is being filed in order to correct certain arithmetic errors in Item 7, under the heading "Liquidity and Capital Resources - Cash Used in Operating Activities".

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

Cash Used in Operating Activities

Cash used in operating activities was $18,710,320, $5,382,465 and $2,374,820 for the years ended December 31, 2005, 2004 and 2003, respectively. Changes in net cash used in operating activities for the year ended December 31, 2005 reflect net loss of $162,971,986 adjusted for non-cash items of $149,187,316 and netted against changes in working capital of $4,925,650. Non-cash items consisted primarily of goodwill impairment of $147,451,758 and the amortization of intangibles, fixed assets, patents and trademarks of $1,821,680 and the premium/discounts on investments of $147,337 netted by applicable deferred income taxes of $635,167. Additional non-cash items result from stock-based compensation expense of $366,781 and the provision for doubtful collection of subscriptions receivable of $34,927. Changes in working capital in the period reflect a $82,810 increase in amounts receivable primarily from accrued interest receivable on investments, a $3,431,743 increase in inventory as we continue to maintain our order level in line with supplier expectations and a $322,455 increase in prepaid expenses due to advance payments to insurance providers and to participating clinical research organizations and clinical trial sites. Amounts due to related parties increased by $13,291 primarily due to the amount owed to RHEO Clinic for clinical and administrative support provided by RHEO Clinic. Accounts payable and accrued liabilities decreased by $262,468 as payments are being made for costs associated with clinical trial activities and the initial public offering and the related corporate reorganization. Amounts due to stockholders also decreased by $358,523 with the payment of $411,829 due to TLC Vision. In addition, deferred revenue decreased by $485,047 due to the shipment of treatment sets for which we had received an advance payment in 2004.

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