Form 10-Q
period 2006-03-31
OccuLogix, Inc.
filed 2006-05-10
CIK 1299139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2006

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

(905) 602-0887
(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. (Check one): Yes No X

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date: 42,186,579 as of May 9, 2006

Special Note Regarding Forward-Looking Statements

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements.

Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Information regarding market and industry statistics contained in this Quarterly Report on Form 10-Q is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources and cannot assure you of the accuracy of the market and industry data we have included.

Unless the context indicates or requires otherwise, in this Quarterly Report on Form 10-Q, references to the “Company” shall mean OccuLogix, Inc. and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “C$” shall mean Canadian dollars.

OccuLogix, Inc.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current
Cash and cash equivalents	$14,814,326	$9,599,950
Short-term investments	21,711,346	31,662,845
Amounts receivable, net	528,929	554,966
Inventory, net	4,059,234	4,701,464
Prepaid expenses	789,736	803,268
Deposit	11,314	4,891
Total current assets	41,914,885	47,327,384
Fixed assets, net	438,205	470,561
Patents and trademarks, net	205,231	135,232
Intangible asset, net	23,498,028	23,927,195
Goodwill	65,945,686	65,945,686
Total assets	$132,002,035	$137,806,058
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$100,497	$522,520
Accrued liabilities	2,241,098	2,226,619
Due to related party	26,926	5,065
Due to stockholders	185,565	158,233
Total current liabilities	2,554,086	2,912,437
Deferred tax liability	8,694,271	8,853,062
Total liabilities	11,248,357	11,765,499
Stockholders’ equity
Capital stock
Common stock	42,187	42,086
Par value of $0.001 per share
Authorized: 75,000,000; Issued and outstanding:
March 31, 2006 - 42,186,579; December 31, 2005 - 42,085,853
Additional paid-in capital	337,422,548	336,977,578
Accumulated deficit	(216,711,057)	(210,979,105)
Total stockholders’ equity	120,753,678	126,040,559
Total liabilities and stockholders’ equity	$132,002,035	$137,806,058
See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)
(Unaudited)
	Three months ended,
	March 31,
	2006	2005
Revenues
Sales to unrelated parties	$—	$340,200
Sales to related parties	—	63,539
Total revenues	—	403,739
Cost of goods sold
Cost of goods sold to unrelated parties	1,625,000	242,455
Cost of goods sold to related parties	—	32,479
Royalty costs	25,000	25,000
Total cost of goods sold	1,650,000	299,934
Gross (loss) margin	(1,650,000)	103,805
Operating expenses
General and administrative	1,996,585	2,180,713
Clinical and regulatory	1,475,387	1,344,026
Sales and marketing	425,986	385,846
Restructuring charges	819,642	—
	4,717,600	3,910,585
Loss from operations	(6,367,600)	(3,806,780)
Other income (expense)
Interest income	370,926	355,043
Other	(381)	11,581
	370,545	366,624
Loss before income taxes and cumulative effect of a change in accounting principle	(5,997,055)	(3,440,156)
Recovery of income taxes	158,058	158,792
Loss before cumulative effect of a change in accounting principle	(5,838,997)	(3,281,364)
Cumulative effect of a change in accounting principle	107,045	—
Net loss for the period	$(5,731,952)	$(3,281,364)
Weighted average number of shares outstanding - basic and diluted	42,166,561	41,810,679
Loss before cumulative effect of a change in accounting principle per share - basic and diluted	$(0.14)	$(0.08)
Cumulative effect of a change in accounting principle per share - basic and diluted	—	—
Basic and diluted net loss per share	$(0.14)	$(0.08)
See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(expressed in U.S. dollars)
(Unaudited)

	Voting common stock at par value
	Number of shares issued	Value	Additional paid-in capital	Accumulated deficit	Net stockholders’ equity

December 31, 2005	42,085,853	$ 42,086	$ 336,977,578	$ (210,979,105)	$ 126,040,559
Stock-based compensation	―	―	185,861	―	185,861
Common stock issued on exercise of options	100,726	101	233,609	―	233,710
Contribution of inventory from related party	―	―	25,500	―	25,500
Net loss for the period	―	―	―	(5,731,952)	(5,731,952)
March 31, 2006	42,186,579	$ 42,187	$ 337,422,548	$ (216,711,057)	$ 120,753,678
See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)
	Three months ended March 31,
	2006	2005

OPERATING ACTIVITIES
Net loss for the period	$(5,731,952)	$(3,281,364)
Adjustments to reconcile net loss to
cash used in operating activities:
Write-down of inventory	1,625,000	—
Stock-based compensation	292,906	41,638
Amortization of fixed assets	32,356	18,309
Amortization of patents and trademarks	1,488	1,385
Amortization of intangible asset	429,167	429,167
Amortization of premiums/discounts on short-term investments	26,499	9,037
Deferred income taxes	(158,792)	(158,792)
Cumulative effect of a change in accounting principle	(107,045)	—
Net change in non-cash working capital
balances related to operations	(1,282,475)	(2,841,444)
Cash used in operating activities	(4,872,848)	(5,782,064)

INVESTING ACTIVITIES
Sale of (purchase of) short-term investments	9,925,000	(5,169,982)
Additions to fixed assets	―	(49,215)
Additions to patents and trademarks	(71,486)	―
Cash provided by (used in) investing activities	9,853,514	(5,219,197)

FINANCING ACTIVITIES
Proceeds from the exercise of common stock options	233,710	3,980
Proceeds from the exercise of Series A convertible preferred stock warrants	―	171,016
Fractional payout of converted shares due to preferred stockholders	―	(792)
Share issuance costs	―	(83,234)
Cash provided by financing activities	233,710	90,970

Net increase (decrease) in cash and cash equivalents during the period	5,214,376	(10,910,291)
Cash and cash equivalents, beginning of period	9,599,950	17,530,552
Cash and cash equivalents, end of period	$14,814,326	$6,620,261
See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars unless otherwise stated)
March 31, 2006 (Unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). These consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of OccuLogix, Inc. (the “Company”) as of March 31, 2006 and the results of its operations for the three-month period then ended. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of results for a full year.

These interim consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2005.

2. RESTRUCTURING CHARGES

In March 2006, the Company implemented a number of structural and management changes designed to support both the continued development of its RHEO™ System to treat the dry form of age-related macular degeneration and to execute its accelerated diversification strategy within ophthalmology. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company recognized a total of $819,642 in restructuring charges in the three months ended March 31, 2006.

The restructuring charge of $819,642 recorded in the three months ended March 31, 2006, of which $398,923 was paid out by April 28, 2006, consists solely of severance and benefit costs related to the termination of a total of 12 employees at both the Company’s Mississauga, Ontario and Palm Harbor, Florida offices. The severance and benefit costs are expected to be fully paid by November 30, 2006.

3. INVENTORY

The Company evaluates its ending inventories for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the
Company assesses the impact of changing technology and market conditions. In April 2006, the Company sold a number of treatment sets to its only customer, Veris Health Sciences Inc. (“Veris”) (see note 7), at a price lower than the Company’s cost. Accordingly, Company wrote down the value of its treatment sets to reflect this current net realizable value as at March 31, 2006.

As at March 31, 2006 and December 31, 2005, the Company had inventory reserves of $3,615,830 and $1,990,830, respectively. During the three months ended March 31, 2006, the Company recognized a provision related to inventory of $1,625,000 related to inventory based on the above analysis (2005 - nil).

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payments”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Accordingly, the Company has adopted SFAS No. 123R beginning January 1, 2006. The Company has selected the Black-Scholes option-pricing model as its method of determining the fair value for its awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods (see note 5).

Prior to the adoption of SFAS No. 123R, the Company applied the provisions of SFAS No. 123, which allowed companies either to expense the estimated fair value of employee stock options or to follow the intrinsic value method as set forth in APB No. 25 but required companies to disclose the pro forma effects on net loss as if the fair value of the options had been expensed. The Company elected to apply APB No. 25 in accounting for employee stock options. Therefore, as required by SFAS No.123, prior to the adoption of SFAS No. 123R, the Company provided pro forma net loss and pro forma net loss per share disclosures for stock-based awards as if the fair value of the options had been expensed.

The adoption of the following recent accounting pronouncements in the first quarter of fiscal 2006 did not have a material impact on the Company’s results of operations and financial condition:

•	SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”;
•	SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29”; and
•
SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, on whether that impairment is other-than-temporary and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 in the first quarter of fiscal 2006 did not have a material impact on the Company’s results of operations and financial condition.

5. STOCK-BASED COMPENSATION

The Company has a stock option plan, the 2002 Stock Option Plan (the “Stock Option Plan”). Under the Stock Option Plan, up to 4,456,000 options are available for grant to employees, directors and consultants. Options granted under the Stock Option Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Option Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company’s common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

Options granted may be time-based or performance-based options. The vesting of performance-based options is contingent upon meeting company-wide goals, including obtaining FDA approval of the Company’s RHEO™ System and the achievement of a minimum amount of sales over a specified period. Generally, options expire 10 years after the date of grant. No incentive stock options granted to a 10% owner optionee shall be exercisable after the expiration of five years after the effective date of grant of such option, no option granted to a prospective employee, prospective consultant or prospective director may become exercisable prior to the date on which such person commences service, and with the exception of an option granted to an officer, director or a consultant, no option shall become exercisable at a rate less than 20% per annum over a period of five years from the effective date of grant of such option unless otherwise approved by the board of directors of the Company (the “Board of Directors”).

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

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s Consolidated Statements of Operations:

	Three months ended March 31,
	2006	2005 (i)

General and administrative	$169,349	$26,100
Clinical and regulatory	27,433	15,538
Sales and marketing	96,124	—
Stock-based compensation expense before income taxes (ii)	$292,906	$41,638

(i)
Stock-based compensation expense for the three months ended March 31, 2005 relates to compensation expense associated with non-employee stock options. The fair value of these options was determined using the Black-Scholes fair value options model and was recorded in the Company’s Consolidated Statements of Operations in accordance with the provisions of SFAS No. 123.

(ii)
The tax benefit associated with the Company’s stock-based compensation expense for the three months ended March 31, 2006 is $108,375. This amount has not been recognized in the Company’s financial statements for the three-month period as it is more likely than not that the Company will not realize this benefit.

Net cash proceeds from the exercise of stock options were $233,710 and $3,980 for the three months ended March 31, 2006 and 2005, respectively. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2006 and 2005. In accordance with SFAS No. 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the three months ended March 31, 2006 is $100,842 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three months ended March 31, 2006 will be the same as the reported basic and diluted loss per share of $0.14 if the Company had not adopted SFAS No. 123R.

The Company did not estimate forfeitures, resulting from the failure to satisfy performance conditions, on its outstanding awards prior to the adoption of SFAS No. 123R. Under SFAS No. 123, the Company could assume all awards will vest and reverse recognized compensation cost or adjust its disclosure for forfeited awards when the awards are actually forfeited. SFAS No. 123R requires a company to estimate the number of awards that are expected to vest and revise the estimate as actual forfeitures differ from the estimate. On January 1, 2006, the effective date of adopting SFAS No. 123R, the Company was required to estimate the number of forfeitures of its outstanding awards as of the effective date. Consolidated balance sheet amounts related to any compensation cost for these estimated forfeitures previously recognized in prior periods before the adoption of SFAS No. 123R have to be eliminated and recognized in income as the cumulative effect of a change in accounting principle as of the effective date. During the three months ended March 31, 2006, the Company recognized $107,045 as the cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures on its outstanding awards as at January 1, 2006. The compensation cost previously recognized in prior periods before the adoption of SFAS No. 123R relates to compensation expense associated with non-employee stock options.

Prior to the adoption of SFAS No. 123R, the Company applied the provisions of SFAS No. 123, which allowed companies either to expense the estimated fair value of employee stock options or to follow the intrinsic value method as set forth in APB No. 25 but required companies to disclose the pro forma effects on net loss as if the fair value of the options had been expensed. The Company elected to apply APB No. 25 in accounting for employee stock options. Therefore, as required by SFAS No.123, prior to the adoption of SFAS No. 123R, the Company provided pro forma net loss and pro forma net loss per share disclosures for stock-based awards as if the fair value of the options had been expensed.

The following table illustrates the pro forma net loss and net loss per share of common stock as if the fair value method had been applied to all awards during the three-month period ended March 31, 2005:

Three months ended
March 31, 2005

Net loss, as reported	$(3,281,364)
Adjustment for APB No. 25	—
Adjustment for SFAS No. 123	(442,412)
Pro forma net loss	(3,723,776)
Pro forma net loss per share - basic and diluted	$(0.09)

The fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $3.22 and $3.80, respectively. The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2006	2005

Volatility	98.7%	78.2%
Expected life of options	5.9 years	2 years
Risk-free interest rate	4.65%	3.86%
Dividend yield	0%	0%

The Company’s computation of expected volatility for the three months ended March 31, 2006 and 2005 is based on a comparable company’s historical stock prices as the Company did not have sufficient historical data. The Company’s computation of expected life has been estimated using the “short-cut approach” as provided in Staff Accounting Bulletin No. 107. Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period. The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

Prior to the adoption of SFAS No. 123R, the Board of Directors approved accelerating the vesting of unvested stock options granted prior to December 31, 2004 to employees, officers and directors. As a result of the vesting acceleration, options to purchase 438,561 shares of the Company’s common stock became exercisable immediately, including 308,611 held by executive officers, 48,958 held by non-employee directors and 80,992 held by other employees. These accelerated stock options represent approximately 30% of the total employee stock options of the Company that would not have been vested as at December 31, 2005. The weighted average exercise price of the options that were accelerated was $11.78. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options of $1,532,203 and $1,466,253 during the years ending December 31, 2006 and 2007, respectively, in its consolidated statements of operations as a result of the adoption of SFAS No. 123R on January 1, 2006. In accordance with APB No. 25, the Company recorded a compensation expense of $53,295 for the year ended December 31, 2005 as 9,033 of the total options, of which the vesting was accelerated, were “in-the-money” as at the date of the accelerated vesting. With respect to SFAS No. 123, the Company recognized, for purposes of pro forma disclosures, the incremental increase in fair value and the remaining balance of unrecognized compensation cost for the affected options at the time of acceleration.

A summary of the options issued during the three months ended March 31, 2006 and total number of options outstanding as of that date are set forth below:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2005	4,107,614	$6.19
Granted	130,000	4.32
Exercised	(100,726)	2.32		$141,294
Forfeited	(1,250)	8.03
Outstanding, March 31, 2006	4,135,638	5.90	8.09	3,072,357
Vested or expected to vest, March 31, 2006	2,418,046	5.08	7.36	3,069,043
Exercisable, March 31, 2006	2,197,719	4.78	7.18	3,069,043

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 of $3.45 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on March 31, 2006). This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2006 is $141,294. The total intrinsic value of options outstanding, vested or expected to vest, and exercisable as at March 31, 2006 is $3,072,357, $3,069,043 and $3,069,043, respectively.

As at March 31, 2006, $3,365,821 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.97 years.

6. LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

	Three months ended March 31,
	2006	2005

Weighted average number of shares outstanding - basic	42,166,561	41,810,679
Effect of dilutive securities:
Stock options	1,080,422	1,154,674
Weighted average number of shares - fully diluted	43,246,983	42,965,353

 7. RELATED PARTY TRANSACTIONS

The following are the Company’s related party transactions:

RHEO Clinic Inc.

	March 31,	December 31,
	2006	2005
Due to:
RHEO Clinic Inc.	$26,926	$5,065

	$26,926	$5,065

One of the Company’s primary customers had been RHEO Clinic Inc., a subsidiary of TLC Vision Corporation (“TLC Vision”). RHEO Clinic Inc. used the RHEO™ System to treat patients for which it charged its customers (the patients) a per-treatment fee. During the third quarter of 2005, RHEO Clinic Inc. determined that it will no longer treat patients and subsequently sold certain of its assets to the Company at a purchase price of C$61,812, including all applicable taxes. In connection with that sale, the Company agreed to share equally in losses incurred by RHEO Clinic Inc., to a maximum of C$28,952, for assets that RHEO Clinic Inc. is not able to dispose of as at the agreed date, being December 31, 2005. Included in the balance due to RHEO Clinic Inc. as at March 31, 2006 is C$28,952 owing to RHEO Clinic Inc. for losses incurred for assets that it was not able to dispose of, and included in the balance owing to RHEO Clinic Inc. as at December 31, 2005 is the amount owing to the Company for the purchase of the components of the RHEO™ System net of the amount owing to RHEO Clinic Inc. for clinical and administrative support provided by RHEO Clinic Inc. for the Company’s MIRA-1 and related clinical trials.

TLC Vision and Diamed Medizintechnik GmbH

On June 25, 2003, the Company entered into agreements with TLC Vision and Diamed Medizintechnik GmbH (“Diamed”) to issue grid debentures in the maximum aggregate principal amount of $12,000,000 in connection with the funding of the Company’s MIRA-1 and related clinical trials. $7,000,000 of the aggregate principal amount was convertible into shares of common stock of the Company at a price of $0.98502 per share, and $5,000,000 of the aggregate principal amount was non-convertible.

The $5,000,000 portion of the $12,000,000 commitment which was not convertible into the Company’s common stock was not advanced and the commitment was terminated prior to the completion of the Company' initial public offering of shares of its common stock. During the years ended December 31, 2004 and 2003, the Company issued an aggregate of $4,350,000 and $2,650,000 to TLC Vision and Diamed, respectively, under the convertible portion of the grid debentures. On December 8, 2004, as part of the corporate reorganization relating to the Company’s initial public offering, the Company issued 7,106,454 shares of common stock to TLC Vision and Diamed, upon conversion of $7,000,000 of aggregate principal amount of convertible debentures at a conversion price of $0.98502 per share. Collectively, as at March 31, 2006, the two companies have a combined 54.8% equity interest in the Company on a fully diluted basis.

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

The Company receives free inventory from Asahi Medical for the purpose of the MIRA-1 and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company has paid for the same filters purchased from Asahi Medical for commercial sales to its customers. The value of the free inventory received was $25,500, nil and $167,730 for the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005, respectively.

Mr. Hans Stock (Note 8)

On February 21, 2002, the Company entered into an agreement with Mr. Stock as a result of his assistance in procuring a distributor agreement for the filter products used in the RHEO™ System from Asahi Medical. Mr. Stock agreed to further assist the Company in procuring new product lines from Asahi Medical for marketing and distribution by the Company. The agreement will remain effective for a term consistent with the term of the distributorship agreement with Asahi Medical and Mr. Stock will receive a 5% royalty payment on the purchase of the filters from Asahi Medical. During the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005, the Company paid Mr. Stock nil, $35,654 and $240,657, respectively, as royalty fees. Included in due to stockholders as at March 31, 2006 and December 31, 2005 is $48,023 and $29,663, respectively, due to Mr. Stock.

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
On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totaling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock which provided for a royalty payment of 1% of product sales. During the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005, the Company paid $12,500, $12,500 and $50,000, respectively, to Mr. Stock as royalty fees. Included in due to stockholders as at March 31, 2006 and December 31, 2005 is $12,500 and $12,500, respectively, due to Mr. Stock.

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

On July 30, 2004, the Company amended its distribution services agreement with ATI such that the Company would have the sole discretion as to when the agreement would terminate. In consideration of this amendment, the Company agreed to pay ATI $100,000 on the successful completion of its initial public offering. On January 18, 2005, the Company paid ATI $100,000 as provided for in the amended distribution services agreement. On March 28, 2005, the Company terminated its distribution services agreement with ATI.

Other

On June 25, 2003, the Company entered into a reimbursement agreement with ATI, pursuant to which employees of ATI, including John Cornish, one of the Company’s stockholders and its Vice President, Operations, provide services to the Company and ATI is reimbursed for the applicable percentage of time the employees spend working for the Company. Effective April 1, 2005, the Company terminated its reimbursement agreement with ATI such that the Company no longer compensates ATI in respect of any salary paid to, or benefits provided to, Mr. Cornish by ATI. Until April 1, 2005, Mr. Cornish did not have an employment contract with the Company and received no direct compensation from the Company. On April 1, 2005, Mr. Cornish entered into an employment agreement with the Company under which he will receive an annual base salary of $106,450, representing compensation to him for devoting 80% of his time to the business and affairs of the Company. Effective June 1, 2005, the Company amended its employment agreement with Mr. Cornish such that he began to receive an annual base salary of $116,723, representing compensation to him for devoting 85% of his time to the business and affairs of the Company. Effective April 13, 2006, the Company further amended its employment agreement with Mr. Cornish such that his annual base salary was decreased to $68,660 in consideration of his devoting 50% of his time to the business and affairs of the Company. Mr. Cornish continues to participate in the Company’s bonus plan.

Effective January 1, 2004, the Company entered into a rental agreement with Cornish Properties Corporation, a company owned and managed by Mr. Cornish, whereby the Company will lease space from Cornish Properties Corporation at $2,745 per month. The term of the lease extended to December 31, 2005. On November 8, 2005, as provided for in the rental agreement, the Company extended the term of the rental agreement with Cornish Properties Corporation for another year, ending December 31, 2006. In the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005, the Company paid Cornish Properties Corporation an amount of $8,235, $8,235 and $32,940, respectively.

Effective June 25, 2003, Elias Vamvakas, the Chairman of TLC Vision, became the Chairman and Secretary of both the Company and the General Partner of the Partnership. 500,000 stock options issued to Mr. Vamvakas in December 2003 were accounted for in accordance with APB No. 25. The Company estimated the intrinsic value of these options granted to Mr. Vamvakas to be approximately $5,880,000. Management estimated the fair value of the underlying common stock based on management’s estimate of the Company’s value. The intrinsic value of the options is being amortized over the vesting period. However, upon the successful completion of the Company’s initial public offering in December 2004, the options vested immediately, and therefore, any unvested compensation expense was expensed immediately.

In addition, the Company entered into a consultancy and non-competition agreement on July 1, 2003 with the Center for Clinical Research (“CCR”), then a significant shareholder, which requires the Company to pay a fee of $5,000 per month. For the year ended December 31, 2003, CCR agreed to forego the payment of $75,250 due to it in exchange for options to purchase 20,926 shares of common stock of the Company at an exercise price of $0.13 per share. In addition, CCR also agreed to the repayment of the balance of $150,500 due to it at $7,500 per month beginning in July 2003. On August 22, 2005, the Company amended the consultancy and non-competition agreement with CCR such that the fee payable to it was increased from $5,000 to $15,000 per month effective January 1, 2005, the payment of a one-time bonus of $200,000 upon successful U.S. Food and Drug Administration, or FDA, approval of the RHEO™ System and the grant of 60,000 options to CCR at an exercise price of $7.15 per share. These options are expected to fully vest on successful FDA approval of the RHEO™ System. This resulted in a combined consulting expense, included within clinical and regulatory expense for the three months ended March 31, 2006, of $51,071.

On September 29, 2004, OccuLogix, L.P. (the “Partnership”), a wholly-owned subsidiary of the Company, signed a product purchase agreement with Veris for the purchase from the Partnership of 8,004 treatment sets over the period from October 2004 to December 2005, a transaction valued at $6,003,000, after introductory rebates. However, due to delays in opening its planned number of clinics throughout Canada, Veris no longer required the contracted-for number of treatment sets in the period. The Company agreed to the original pricing for the reduced number of treatment sets required in the period. Dr. Machat, who is an investor in and one of the directors of Veris, was a co-founder and former director of TLC Vision. In December 2005, by letter agreement, the Company agreed to the volume and other terms for the purchase and sale of treatment sets and pumps for the period ending February 28, 2006. As at March 31, 2006, the Partnership had received a total of $1,779,566 from Veris. Included in amounts receivable as at March 31, 2006 and December 31, 2005 is $1,047,622 and $1,047,622, respectively, due from Veris for the purchase of additional pumps and treatment sets. Veris has agreed to the payment of interest at the rate of 8% per annum on all amounts outstanding for more than 45 days up to March 31, 2006, the expected date of final payment. In January 2006, the Partnership received from Veris, an interest payment of $4,495 on amounts outstanding for more than 45 days to December 31, 2005. On February 3, 2006, the Company announced that the MIRA-1 clinical trial had not met its primary endpoint and that it is more likely than not that the Company will be required to conduct a follow-up clinical trial of the RHEO™ System in order to support its Pre-Market Approval application to the FDA. Because of this delay in being able to pursue commercialization of the RHEO™ System in the U.S. and the resulting market reaction to this news and based on discussions with Veris, the Company believes that Veris will not be able to meet its financial obligations to the Company. Therefore, during the year ended December 31, 2005, the Company recorded an allowance for doubtful accounts of $1,047,622 against the amount due from Veris and did not accrue additional interest on the amount outstanding in the three months ended March 31, 2006.

In addition, the Company entered into a clinical trial agreement on November 22, 2005 with Veris which requires Veris to provide certain clinical trial services to the Company. The agreement provides for an advance payment of C$195,000 to Veris which represents 30% of the total value of the contract. The Company paid Veris C$195,000 on November 22, 2005 as provided for in the clinical trial agreement. This amount has been expensed during the year ended December 31, 2005 as the Company has suspended the clinical trial for the time being.

On March 28, 2005, the Company entered into a supply and co-marketing agreement with Rheogenx Biosciences Corporation (“Rheogenx”) for the supply of pumps and disposable treatment sets to Rheogenx and its affiliates, including PhereSys Therapeutics Corporation (“PhereSys”), Rheogenx’s wholly-owned subsidiary. Under this agreement, the Company will provide marketing support for PhereSys’s mobile apheresis business upon obtaining FDA approval to market the RHEO™ System in the United States. In connection with entering into this agreement, the Company also entered into an asset purchase agreement with Rheogenx on March 28, 2005 to effectively terminate the patent, know-how and trademark rights to non-ophthalmic indications for the RHEO™ System in

North America which the Company had previously licensed to Rheogenx. The purchase price of the assets under the asset purchase agreement was $10 and has been included within accrued liabilities.

During the fourth quarter of 2004, the Company began a business relationship with Innovasium Inc., an Ontario corporation. Innovasium Inc. designed and built some of the Company’s websites and also created some of the sales and marketing materials to reflect the look of the Company’s websites. Daniel Hageman, who is the President and one of the owners of Innovasium Inc., is the spouse of an officer of the Company. During the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005, the Company paid Innovasium Inc. C$27,636, C$34,635 and C$123,967, respectively. Included in accounts payable and accrued liabilities as at March 31, 2006 and December 31, 2005 is C$541 and C$15,798, respectively, due to Innovasium Inc. These amounts are expensed in the period incurred and paid when due.

8. DUE TO STOCKHOLDERS

	March 31,	December 31,
	2006	2005
Due to:
TLC Vision Corporation	$125,042	$116,070
Other stockholder	60,523	42,163

	$185,565	$158,233

Included in amounts due to stockholders as at March 31, 2006 and December 31, 2005 is $125,042 and $116,070, respectively, owing to TLC Vision for its payment of benefits of certain employees of the Company and for computer and administrative support.

The balances due to other stockholders as of March 31, 2006 and December 31, 2005 are $60,523 and $42,163, respectively, and are for amounts due to Mr. Hans Stock for royalty fees (see note 7).

9. CONSOLIDATED STATEMENTS OF CASHFLOW

The net change in non-cash working capital balances related to operations consists of the following:

	Three months ended March 31,
	2006	2005

Due to related party	$21,861	$(4,908)
Amounts receivable	26,037	(189,318)
Inventory	(957,270)	(1,864,404)
Prepaid expenses	13,532	(51,217)
Deposit	(6,423)	4,105
Accounts payable	(422,023)	353,460
Accrued liabilities	14,479	(379,548)
Deferred revenue and rent inducement	—	(352,004)
Due to stockholders	27,332	(357,610)

	$(1,282,475)	$(2,841,444)

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Three months ended
	March 31,
	2006	2005
Non-cash financing activities
Free inventory	$25,500	$—

10. SUBSEQUENT EVENTS

a.
On April 4, 2006, the Company announced that it has initiated its expansion into the glaucoma space by signing a non-binding Letter of Intent, subject to the Company completing its due diligence satisfactorily, to acquire SOLX, Inc. (“SOLX”), a privately held company based at the Boston University Photonics Center that has developed a system for the treatment of glaucoma. The DeepLight® Glaucoma Treatment System ("DeepLight® System") includes the DeepLight® 790 Titanium Sapphire Laser, the DeepLight® Gold Micro-Shunt and the DeepLight® Gold Micro-Shunt Plus which can be used to provide physicians with multiple options to manage intraocular pressure. The components of SOLX's DeepLight® System have received approval from Intertek Certification Services, a European agency for the evaluation of medicinal products, and are currently the subject of two randomized, multi-center studies in the U.S. SOLX is seeking to obtain 510K approval to market the components of the DeepLight® System in the U.S. before the end of 2007.

The Company anticipates that the consideration for the acquisition of SOLX, which is yet to be determined, will be primarily in common stock of the Company. In connection with the proposed acquisition, the Company has advanced to SOLX a convertible unsecured loan in the principal amount of $2,000,000 at an annual interest rate equal to the prime rate, as announced from time to time by Bank of America, N.A. or its successor, plus 2%, to be accrued on a daily basis from the date of advance. The Convertible Unsecured Promissory Note of SOLX dated April 4, 2006 (the “Note”), governing the terms of the loan, provides that the principal amount of the loan, and accrued but unpaid interest thereon, are to be repaid in one payment on October 2, 2006 (the “Maturity Date”). The Note further provides the Company with the right to acquire 10% of the issued and outstanding capital stock of SOLX on a fully diluted basis under certain conditions, including if the principal amount of the loan remains outstanding and owing after the Maturity Date.

Based on the current stage of this acquisition, the fair value of the acquired assets and liabilities is not determinable.

b.
Effective April 13, 2006, the Company further amended its employment agreement with Mr. Cornish such that his annual base salary was decreased to $68,660 in consideration of his devoting 50% of his time to the business and affairs of the Company. Mr. Cornish continues to participate in the Company’s bonus plan (see note 7).

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

Subsequent to the February 3, 2006 announcement, the Company completed an in-depth analysis of the MIRA-1 study data identifying subjects that were included in the intent-to-treat, or ITT, population but who deviated from the MIRA-1 protocol as well as those patients who had documented losses or gains in vision for reasons not related to retinal disease such as cataracts that were not specifically excluded by the protocol. Those subjects in the ITT population who met the protocol requirements, and who did not exhibit opthalmic changes unrelated to retinal disease, comprised the modified per-protocol population. In the modified per-protocol analysis, eyes treated with RHEO™ Therapy demonstrated a mean vision gain of 0.8 lines of ETDRS BCVA at 12 months post-baseline, compared to a mean vision loss of 0.1 lines of ETDRS BCVA in the eyes in the placebo group. The result was statistically significant (repeated measure p value = 0.0099). The following table presents a summary of the ETDRS BCVA changes observed 12 months post-baseline in the modified per-protocol analysis of MIRA-1:

	Treatment Group (n=69)	Placebo Group (n=46)
Vision improvement greater or equal to:
1 line	47%	18%
2 lines	28%	9%
3 lines	9%	2%
Vision loss greater or equal to:
1 line	10%	24%
2 lines	6%	7%
3 lines	3%	2%

Within the modified per-protocol population with pre-treatment vision worse than 20/40, 47% of RHEO™ Therapy-treated eyes improved, after treatment, to 20/40 or better and would be able to qualify for a driver’s license 12 months post-baseline, compared to 12% of placebo eyes.

MIRA-1 data supports historical clinical and commercial experience with respect to the safety of RHEO™ Therapy, with observed treatment side effects generally being mild, transient and self-limiting.

In light of MIRA-1’s failure to meet its primary efficacy endpoint, it is more likely than not that we will be required to conduct a follow-up clinical trial of the RHEO™ System in order to support our Pre-Market Approval, or PMA, application to the FDA. However, until we have discussions with the FDA, we will not know the nature, size, scope or duration of any follow-up clinical trial. Nor, until such time, will we be able to anticipate when we will receive

FDA approval, if ever, or when we can expect to commercialize the RHEO™ System in the United States and to begin to generate revenues there. Currently, we are planning to have discussions with the FDA during the second quarter of 2006.

As a result of the announcement on February 3, 2006, the share price of our stock as traded on the NASDAQ National Market System decreased from $12.75 on February 2, 2006 to close at $4.10 on February 3, 2006. The 10-day average price of the stock immediately following the announcement was $3.65 and reflected a decrease in our market capitalization from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day average share price subsequent to the announcement. The resulting decrease in the share price was identified as an indicator of impairment leading to an analysis of our intangible assets and goodwill and resulting in our reporting an impairment charge to goodwill of $147,451,758 in the fourth quarter of 2005. We believe that the announcement made it unlikely that we would be able to collect on amounts outstanding from Veris Health Sciences Inc. (“Veris”), resulting in a provision for bad debts of $1,049,297, of which $518,852 related to revenue recognized prior to December 2005 and $530,445 related to goods shipped to Veris, in December 2005, and for which revenue was not recognized. We also recognized an inventory loss of $252,071, representing the cost of goods shipped to Veris in December 2005 which we do not anticipate will be returned by Veris. We have also fully expensed the $165,661 advance paid to Veris in connection with clinical trial services to be provided by Veris for MIRA-PS, one of our clinical trials. We evaluated our ending inventories as at December 31, 2005 on the basis that Veris may not be able to increase its commercial activities in Canada in line with our initial expectations. Accordingly, we have set up a provision for obsolescence of $1,990,830 for treatment sets that will unlikely be utilized prior to their expiration dates.

In April 2006, we sold a number of treatment sets, with a negotiated discount, to Veris at a price lower than our cost. Accordingly, the price which we charged to Veris, net of a negotiated discount, represents the current net realizable value; therefore we wrote down the value of our treatment sets to reflect this current net realizable value as at March 31, 2006.

As at March 31, 2006 and December 31, 2005, we had inventory reserves of $3,615,830 and $1,990,830, respectively. During the three months ended March 31, 2006, we recognized a provision related to inventory of $1,625,000 related to inventory based on the above analysis (2005 - nil).

Our results of operations for the three months ended March 31, 2006 were impacted by our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payments” (“SFAS No. 123R”), which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method of adoption requiring us to include this stock-compensation charge in our results of operations beginning on January 1, 2006 without restating prior periods to include stock-based compensation expense. This method also requires us to estimate forfeitures as of the effective date of adoption of SFAS No. 123R and to eliminate any compensation cost previously recognized in income for periods before the effective date of adoption. This income should be recognized as the cumulative effect of a change in accounting principle as of the required effective date. Of the $292,906 stock-based compensation expense recognized in the first quarter of 2006, $169,349 is included in general and administrative expenses, $27,433 in clinical and regulatory expenses and $96,124 in sales and marketing expenses. We also recognized $107,045 as the cumulative effect of a change in accounting principle reflecting the impact of our estimated forfeitures of outstanding awards as of January 1, 2006.

Prior to the adoption of SFAS No. 123R we applied the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which allowed companies either to expense the estimated fair value of employee stock options or to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), but required companies to disclose the pro forma effects on net loss as if the fair value of the options had been expensed. We elected to apply APB No. 25 in accounting for employee stock options. As required by SFAS No.123, prior to the adoption of SFAS No. 123R, we provided pro forma net loss and pro forma net loss per share disclosures for stock-based awards as if the fair value of the options had been expensed.

In December 2005, our Board of Directors approved accelerating the vesting of unvested stock options granted prior to December 31, 2004 to employees, officers and directors. As a result of the vesting acceleration, options to purchase 438,561 shares of our common stock became exercisable immediately, including 308,611 held by executive officers, 48,958 held by non-employee directors and 80,992 held by other employees. These accelerated stock options represent approximately 30% of the total employee stock options that would not have been vested as at December 31, 2005. The weighted average per share exercise price of the options that were accelerated was $11.78. The purpose of the acceleration was to avoid recognizing compensation expense associated with these options of $1,532,203 and $1,466,253 during the years ending December 31, 2006 and 2007, respectively, in our consolidated statements of operations resulting from the adoption of SFAS No. 123R on January 1, 2006. In accordance with APB No. 25, we recorded a compensation expense of $53,295 for the year ended December 31, 2005 as 9,033 of the total options, of which the vesting was accelerated, were “in-the-money” as at the date of the accelerated vesting. With respect to SFAS No. 123, we recognized, for purposes of pro forma disclosures, the incremental increase in fair value and the remaining balance of unrecognized compensation cost for the affected options at the time of acceleration.

As at March 31, 2006, $3,365,821 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.97 years.

RECENT DEVELOPMENTS

On April 4, 2006, we announced our planned acquisition of SOLX, Inc. (“SOLX”), subject to the Company completing its due diligence satisfactorily. If successfully consummated, the acquisition would represent an expansion of the Company’s ophthalmic product portfolio beyond the RHEO™ procedure for Dry AMD. This expansion or diversification has been a long-term corporate objective, and in light of the possible delay in the U.S. commercial launch of the RHEO™ System, we have accelerated these plans, focusing on age-related eye diseases like AMD and glaucoma as they are expected to be the fastest growing segments of eye care over the next 10 years.

Based at the Boston University Photonics Center, SOLX is a privately held company that has developed a system for the treatment of glaucoma. The DeepLight® Glaucoma Treatment System ("DeepLight® System") includes the DeepLight® 790 Titanium Sapphire Laser, the DeepLight® Gold Micro-Shunt and the DeepLight® Gold Micro-Shunt Plus, which can be used to provide physicians with multiple options to manage intraocular pressure. The components of SOLX's DeepLight® System have received approval from Intertek Certification Services, a European agency for the evaluation of medicinal products, and are currently the subject of two randomized, multi-center studies in the United States. SOLX is seeking to obtain 510K approval to market the components of the DeepLight® System in the United States before the end of 2007.

The Company anticipates that the consideration for the acquisition of SOLX, which is yet to be determined, will be primarily in common stock of the Company. Based on the current stage of this acquisition, the fair value of the acquired assets and liabilities is not determinable.

In connection with the proposed acquisition of SOLX, we have advanced to it a convertible unsecured loan in the principal amount of $2,000,000 at an annual interest rate equal to the prime rate, as announced from time to time by Bank of America, N.A. or its successor, plus 2%, to be accrued on a daily basis from the date of advance. The Convertible Unsecured Promissory Note of SOLX dated April 4, 2006 (the “Note”), governing the terms of the loan, provides that the principal amount of the loan, and accrued but unpaid interest thereon, are to be repaid in one payment on October 2, 2006 (the “Maturity Date”). The Note further provides us with the right to acquire 10% of the issued and outstanding capital stock of SOLX on a fully diluted basis under certain conditions, including if the principal amount of the loan remains outstanding and owing after the Maturity Date.

In connection with our new strategic direction, we have made a number of structural and management changes designed both to support the continued development of our existing Dry AMD program and to execute our accelerated diversification strategy within ophthalmology.

Nozhat Choudry, Ph.D., recently joined us as Vice President, Clinical Research. Dr. Choudry joined the Company from Boehringer Ingelheim, where she worked for the past nine years, most recently as Director of the National Medicine Department. From March 1993 to August 1996, Dr. Choudry worked at Ciba-Geigy (now Novartis Corporation) where she held increasingly senior roles in drug development and clinical trial management. Dr. Choudry earned her Ph.D. in Clinical Pharmacology at the Royal Postgraduate Medical School in London, England and has done extensive post-graduate research and publishing in both pharmacology and medicine. She has served on several committees in the National Science and Engineering Research Committee of Canada and has an appointment at the University of Toronto as lecturer.

Steve Westing, Ph.D., has been appointed our Vice President, Medical & Scientific Development. Dr. Westing will be primarily responsible for identifying and developing relationships with key opinion leaders within ophthalmology and for managing the recruitment of trial sites and patients to participate in our clinical studies. Dr. Westing has joined us from Genentech, Inc, where he most recently served as Associate Director - Advisory and Thought Leader Services. In that role, Dr. Westing helped establish the thought leader development program for Genentech's Lucentis franchise, and he served as a member of Genentech's ophthalmology commercial strategy team. Before joining Genentech in May 1996, Dr. Westing worked at Loredan Biomedical, Inc. since May 1990 where he held increasingly senior roles in product sales and development. Dr. Westing earned his Ph.D. in Muscle Physiology at The Karolinska Institute, Stockholm, Sweden.

Mr. William (Bill) G. Dumencu, CA, has been appointed as our interim Chief Financial Officer and Treasurer, effective April 10, 2006. Mr. Dumencu had been serving as our Vice President, Finance since June 2005 and had been previously our Chief Financial Officer and Treasurer from September 2003 until June 2005.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that there have been no significant changes during the three months ended March 31, 2006 to the items disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.

Inventory valuation

Management must make estimates about future customer demand for our products when establishing the appropriate provisions for inventory and also determine whether market demand has had any impact on our inventory’s net realizable value. When making these estimates, we consider general economic conditions and growth prospects, including the impact of us receiving FDA approval for the RHEO™ System.

With respect to our provisioning policy, in general, we fully reserve for surplus inventory in excess of our demand forecast, taking into consideration the expiry date of our filters. In addition, we assess whether recent transactions provide indicators as to whether the net realizable value of our inventory is below our cost.

As at March 31, 2006 and December 31, 2005, we had inventory reserves of $3,615,830 and $1,990,830, respectively. During the three months ended March 31, 2006, we recognized a provision related to inventory of $1,625,000 related to inventory based on the above analysis (2005 - nil).

Stock based compensation

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, which revised SFAS No. 123 and APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the consolidated financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 is no longer an alternative to financial statement recognition. SFAS No. 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Accordingly, we adopted SFAS No. 123R beginning January 1, 2006. We have selected the Black-Scholes option-pricing model as our method of determining the fair value for all our awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

Revenues. There were no sales in the three months ended March 31, 2006. Our sole customer, Veris, halted purchases while the Company completed its in-depth analysis of the MIRA-1 study data subsequent to the Company’s February 3, 2006 announcement that MIRA-1 had not met its primary efficacy endpoint. Revenues for the three months ended March 31, 2005 were $403,739 due to the sales of treatment sets and pumps to Veris under the product purchase agreement that we had entered into with Veris in September 2004. Included in revenues for the three months ended March 31, 2005 are sales made to RHEO Clinic Inc., a subsidiary of TLC Vision Corporation and a related party, for which we reported revenues of $63,539 in the period. RHEO Clinic Inc. has since ceased the treatment of commercial patients and is therefore no longer a source of revenue.

Cost of Sales and Gross Margin. Cost of sales increased by 450% to $1,650,000 for the three months ended March 31, 2006 from $299,934 for the three months ended March 31, 2005. In April 2006, we sold treatment sets to Veris at a price, net of negotiated discounts, which was lower than our cost. Currently, Veris is our sole customer. Accordingly, we believe that the price at which we sold the treatment sets to Veris represents our inventory’s current net realizable value, and therefore, we have written down the value of the treatment sets to reflect this net realizable value. Included in cost of sales for the three months ended March 31, 2006 is $1,625,000 which reflects the write-down of the treatment sets to its net realizable value. There was no comparable expense in the three months ended March 31, 2005.

Gross margin on sales was a loss of $1,650,000 for the three months ended March 31, 2006 from a profit of $103,805 during the comparative prior year period due to the write-down of our inventory to its net realizable value. In addition, there were no sales in the three months ended March 31, 2006.

General and Administrative Expenses. General and administrative expenses were $1,996,585 for the three months ended March 31, 2006, a decrease of 8% from $2,180,713 for the comparative prior year period. This decrease is due primarily to a decrease in professional fees and a decrease in fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. These decreases were partially offset by stock-based compensation expense recorded in the period in accordance with SFAS No. 123R. We adopted SFAS No. 123R beginning January 1, 2006.

Clinical and Regulatory Expenses. Clinical and regulatory expenses were $1,475,387 for the three months ended March 31, 2006, an increase of 10% from $1,344,026 for the three months ended March 31, 2005, as a result of increased activities associated with the LEARN, or Long-term Efficacy in AMD from Rheopheresis in North America, and other clinical trials.

Sales and Marketing Expenses. Sales and marketing expenses were $425,986 for the three months ended March 31, 2006, an increase of 10% from $385,846 for the three months ended March 31, 2005. This increase is due mainly to stock-based compensation expense recorded in the period in accordance with SFAS No. 123R. This increase in cost was partially offset by reduced employee travel costs during the three months ended March 31, 2006.

Restructuring Charges. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we recognized a total of $819,642 and nil in restructuring charges in the three months ended March 31, 2006 and 2005, respectively. The Company implemented a number of structural and management changes designed both to support the continued development of the RHEO™ System and to execute the Company’s accelerated diversification strategy within ophthalmology. The restructuring charge of $819,642 recorded in the three months ended March 31, 2006, of which $398,923 was paid by April 28, 2006, consists solely of severance and benefit costs related to the termination of a total of 12 employees at both the Company’s Mississauga and Palm Harbor offices. The severance and benefit costs are expected to be fully paid by November 30, 2006.

Other Income (Expenses). Other income was $370,545 for the three months ended March 31, 2006, an increase of 1% from $366,624 for the three months ended March 31, 2005. Other income consists primarily of interest income earned in the current period and the corresponding prior period as a result of the Company’s cash and short-term investment position following the raising of capital in the Company’s initial public offering.

Income Tax Recovery. Income tax recovery of $158,058 and $158,792 for the three months ended March 31, 2006 and 2005, respectively, represents the amortization of the deferred tax liability which was recorded based on the difference between the fair value of the intangible asset acquired in December 2004 and its tax basis. The deferred tax liability of $9,527,500 is being amortized over 15 years, the estimated useful life of the intangible asset.

Cumulative Effect of a Change in Accounting Principle. The cumulative effect of a change in accounting principle for the three months ended March 31, 2006 of $107,045 reflects the impact of our estimated forfeitures of outstanding stock option awards as of January 1, 2006. On January 1, 2006, the effective date of adopting SFAS No. 123R, we were required to estimate the number of forfeitures of our outstanding awards as of the effective date. Consolidated balance sheet amounts related to any compensation cost for these estimated forfeitures previously recognized in prior periods before the adoption of SFAS No. 123R have to be eliminated and recognized in income as the cumulative effect of a change in accounting principle as of the effective date. The compensation cost previously recognized in prior periods before the adoption of SFAS No. 123R relates to compensation expense associated with non-employee stock options.

LIQUIDITY AND CAPITAL RESOURCES

In December 2004, the Company raised $67,200,000 of gross cash proceeds (less issuance costs of $7,858,789) in an initial public offering of shares of its common stock. Immediately prior to the offering, the primary source of the Company’s liquidity was cash raised through the issuance of debentures.

To date, cash has been primarily utilized to finance increased infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1 clinical trial and, more recently, the LEARN and other clinical trials. We expect that, in the future, we will use our cash resources to fund our diversification strategy, the development of our infrastructure and to conduct clinical trials. It is possible that we will be required to conduct a clinical trial of the RHEO™ System, following up MIRA-1, in order to support our PMA application to the FDA. Cash and cash equivalents and short-term investments as at March 31, 2006 were $36,525,672, compared to $41,262,795 as at December 31, 2005. Working capital as of March 31, 2006 was $39,360,799, a decrease of $5,054,148 from $44,414,947 as at December 31, 2005.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

•	the costs of acquiring and operating businesses that are in line with the Company’s diversification strategy;
•	the cost and results of any follow-up clinical trial of the RHEO™ System to support our PMA application to the FDA;
•	the rate of progress, cost and results of the LEARN and other clinical trials;
•	our ability to obtain FDA approval to market and sell the RHEO™ System in the United States and the timing of such approval, if any;
•	our ability to continue to sell the RHEO™ System in Canada;
•	whether government and third-party payors agree to reimburse treatments using the RHEO™ System;
•	the costs and timing of building the infrastructure to market and sell the RHEO™ System;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs of establishing sales, marketing and distribution capabilities; and
•	the effect of competing technological and market developments.

We cannot begin commercialization in the United States until we receive FDA approval for the RHEO™ System. Until we have discussions with the FDA, we will not be able to anticipate when, if ever, we will receive FDA approval. Accordingly, at this time, we do not know when we can expect to begin to generate revenues from the RHEO™ System in the United States. Until we can generate a sufficient amount of revenue, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. In addition, future debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay or reduce the scope of, or eliminate, some of our commercialization efforts.

Cash Used in Operating Activities

Net cash used in operating activities was $4,872,848 for the three months ended March 31, 2006. Changes in net cash provided by operating activities in the period reflect a net loss of $5,731,952, adjusted for non-cash items of $2,141,579 and netted against changes in working capital of $1,282,475. Non-cash items are made up primarily of the write-down of inventory, the amortization of intangible assets, fixed assets, patents and trademarks and the premium/discounts on short-term investments of $2,114,510, netted by applicable deferred income taxes of $158,792. Additional non-cash items result from stock-based compensation expense in the period of $292,906, netted by the cumulative effect of a change in accounting principle of $107,045. Changes in working capital in the period reflect a $26,037 decrease in amounts receivable primarily from the receipt of accrued interest receivable on investments, a $957,270 increase in inventory as we maintain our order level in line with supplier expectations and a $13,532 decrease in prepaid expenses. Amounts due to related parties increased by $21,861 primarily due to the amount owed to RHEO Clinic Inc. for 50% of the losses incurred for assets that it was not able to dispose of as at the agreed date, being December 31, 2005. Amounts due to stockholders also increased by $27,332 and are made up of royalty fees payable to Mr. Stock. Accounts payable and accrued liabilities decreased by $407,544 as payments are being made for costs associated with the Company’s activities.

Cash Provided by Investing Activities

Net cash provided by investing activities was $9,853,514 for the three months ended March 31, 2006, resulting from the net sale of short-term investments of $9,925,000, offset by cash used to protect and maintain patents and trademarks in the amount of $71,486.

Cash Provided by Financing Activities

Net cash provided by financing activities was $233,710 for the three months ended March 31, 2006 from the exercise of options to purchase shares of common stock of the Company.

RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued SFAS No. 123R which revised SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 is no longer an alternative to financial statement recognition. SFAS No. 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Accordingly, we adopted SFAS No. 123R beginning January 1, 2006. We have selected the Black-Scholes option-pricing model as our method of determining the fair value for our awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods.

The adoption of the following recent accounting pronouncements in the first quarter of fiscal 2006 did not have a material impact on our results of operations and financial condition:

•	SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”;
•	SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29”; and
•
SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, on whether that impairment is other-than-temporary and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 in the first quarter of fiscal 2006 did not have a material impact on our results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are in U.S. dollars or are linked to the U.S. dollar, while a portion of our expenses are in Canadian dollars and euros. We cannot predict any future trends in the exchange rate of the Canadian dollar or euro against the U.S. dollar. Any strengthening of the Canadian dollar or euro in relation to the U.S. dollar would increase the U.S. dollar cost of our operations and would affect our U.S. dollar measured results of operations. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that would be advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk. We believe this will minimize our market risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Management’s Report on Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures. As of the end of the three-month period ended March 31, 2006, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by our principal executive officer (the “CEO”) and principal financial officer (the “CFO”). Based upon that evaluation, the CEO and CFO have concluded that, as of the end of that fiscal period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

(c) Changes in Internal Control over Financial Reporting. During the three-month period ended March 31, 2006, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2006, we issued an aggregate of 20,926 shares of Common Stock to Donald Sanders as a result of the exercise of options to purchase common shares at an exercise price per share of $0.13 in consideration for cash.

On January 18, 2006, we issued an aggregate of 25,000 shares of Common Stock to Ramon Gonzales as a result of the exercise of options to purchase common shares at an exercise price per share of $0.99 in consideration for cash.

On January 18, 2006, we issued an aggregate of 50,000 shares of Common Stock to Ramon Gonzales as a result of the exercise of options to purchase common shares at an exercise price per share of $4.00 in consideration for cash.

On March 22, 2006, we issued an aggregate of 4,800 shares of Common Stock to Karen Coyle as a result of the exercise of options to purchase common shares at an exercise price per share of $1.30 in consideration for cash.

Each of these issuances was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 701 thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has not been any default upon our senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

10.1	Employment Agreement between Nozhat Choudry and the Registrant dated as of February 10, 2006.
10.2	Release Agreement between John Caloz and the Registrant, dated as of April 13, 2006, terminating the Employment Agreement between the Registrant and John Caloz dated May 18, 2006.
10.3
Release Agreement between Irving Siegel and the Registrant, dated as of April 13, 2006, terminating the Employment Agreement between the Registrant and Irving Siegel dated as of August 3, 2003, as amended by the Amending Agreement between the Registrant and Irving Siegel dated as of September 1, 2005.

10.4
Termination Agreement among the Registrant, AMD Medical Services Inc., Irving Siegel, OccuLogix Canada Corp., Rheo Clinic Inc. and TLC Vision Corporation dated as of April 13, 2006, terminating, among other things, the Consulting Agreement among the Registrant, AMD Medical Services Inc. and Irving Siegel dated September 1, 2005.

10.5
Amending Agreement between the Registrant and William G. Dumencu, dated as of April 14, 2006, amending the Employment Agreement between the Registrant and William G. Dumencu dated as of August 1, 2003, as amended by the Amendment between the Registrant and William G. Dumencu dated August 1, 2003 and effective September 30, 2003.

10.6	Amending Agreement between the Registrant and Nozhat Choudry, dated as of April 1, 2006, amending the Employment Agreement between the Registrant and Nozhat Choudry dated as of February 10, 2006.
10.7
Amending Agreement between the Registrant and John Cornish, dated as of April 13, 2006, amending the Employment Agreement between the Registrant and John Cornish dated as of April 1, 2005, as amended by the Amending Agreement between the Registrant and John Cornish dated as of June 1, 2005.

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

OCCULOGIX, INC.

Date: May 10, 2006	By:	/s/ Elias Vamvakas
Chief Executive Officer