Form 10-K/A
period 2005-12-31
OccuLogix, Inc.
filed 2006-05-11
CIK 1299139

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

As of March 15, 2006, there were 42,181,779 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 2 to this Annual Report on Form 10-K  is being filed in order to replace Exhibits 31.1 and 31.2 to the Annual Report on Form 10-K, filed on March 16, 2006, and to the Amendment No. 1 to the Annual Report on Form 10-K, filed on March 20, 2006.

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