Form 10-Q/A
period 2006-03-31
OccuLogix, Inc.
filed 2006-05-25
CIK 1299139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date: 42,186,579 as of May 9, 2006

Explanatory Note
Special Note Regarding Forward-Looking Statements

EXPLANATORY NOTE

        This Amendment No. 1 to this Quarterly Report on Form 10-Q is being filed in order to include Exhibit 10.8, the Convertible Unsecured Promissory Note of SOLX, Inc., dated April 4, 2006, in the principal amount of $2,000,000.

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

10.8 31.1	Convertible Unsecured Promissory Note of SOLX, Inc., dated April 1, 2006, in the principal amount of $2,000,000. CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

OCCULOGIX, INC.

Date: May 10, 2006	By:	/s/ Elias Vamvakas
Chief Executive Officer