Form 10-Q
period 2006-06-30
OccuLogix, Inc.
filed 2006-08-09
CIK 1299139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
VERSION 6A

(Mark One)
(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 2006

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date: 42,206,579 as of August 8, 2006

Special Note Regarding Forward-Looking Statements

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

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current
Cash and cash equivalents	$18,180,386	$9,599,950
Short-term investments	12,555,000	31,662,845
Amounts receivable, net	511,607	554,966
Due from related party	892	—
Inventory, net	4,206,246	4,701,464
Prepaid expenses	300,105	803,268
Deposit	10,442	4,891
Total current assets	35,764,678	47,327,384
Fixed assets, net	633,291	470,561
Patents and trademarks, net	234,054	135,232
Deferred acquisition costs	141,716	—
Intangible asset, net	23,068,862	23,927,195
Goodwill	—	65,945,686
Other asset	2,000,000	—
Total assets	$61,842,601	$137,806,058
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$159,245	$522,520
Accrued liabilities	1,679,788	2,226,619
Due to related party	—	5,065
Due to stockholders	90,964	158,233
Total current liabilities	1,929,997	2,912,437
Deferred tax liability	8,535,479	8,853,062
Total liabilities	10,465,476	11,765,499
Stockholders’ equity
Capital stock
Common stock	42,187	42,086
Par value of $0.001 per share
Authorized: 75,000,000; Issued and outstanding:
June 30, 2006 - 42,186,579; December 31, 2005 - 42,085,853
Additional paid-in capital	338,041,589	336,977,578
Accumulated deficit	(286,706,651)	(210,979,105)
Total stockholders’ equity	51,377,125	126,040,559
Total liabilities and stockholders’ equity	$61,842,601	$137,806,058
See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)
(Unaudited)
	Three months ended,
	June 30,
	2006	2005
Revenues
Sales to unrelated parties	$82,715	$583,115
Sales to related parties	—	14,726
Total revenues	82,715	597,841
Cost of goods sold
Cost of goods sold to unrelated parties, net of goods recovered	(20,683)	368,098
Cost of goods sold to related parties	—	10,757
Royalty costs	25,000	25,000
Total cost of goods sold	4,317	403,855
Gross margin	78,398	193,986
Operating expenses
General and administrative	2,753,780	2,199,372
Clinical and regulatory	1,471,473	1,309,989
Sales and marketing	465,347	380,061
Impairment of goodwill	65,945,686	—
	70,636,286	3,889,422
Loss from operations	(70,557,888)	(3,695,436)
Other income (expense)
Interest income	410,228	420,980
Other	(6,724)	(44,056)
	403,504	376,924
Loss before income taxes	(70,154,384)	(3,318,512)
Recovery of income taxes	158,792	158,792
Net loss for the period	$(69,995,592)	$(3,159,720)
Weighted average number of shares outstanding - basic and diluted	42,186,579	41,860,288
Basic and diluted net loss per share	$(1.66)	$(0.08)
See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)
(Unaudited)
	Six months ended,
	June 30,
	2006	2005
Revenues
Sales to unrelated parties	$82,715	$923,315
Sales to related parties	—	78,264
Total revenues	82,715	1,001,579
Cost of goods sold
Cost of goods sold to unrelated parties, net of goods recovered	1,604,317	610,554
Cost of goods sold to related parties	—	43,236
Royalty costs	50,000	50,000
Total cost of goods sold	1,654,317	703,790
Gross (loss) margin	(1,571,602)	297,789
Operating expenses
General and administrative	4,750,365	4,380,086
Clinical and regulatory	2,946,860	2,654,014
Sales and marketing	891,334	765,907
Impairment of goodwill	65,945,686	—
Restructuring charges	819,642	—
	75,353,887	7,800,007
Loss from operations	(76,925,489)	(7,502,218)
Other income (expense)
Interest income	781,153	776,022
Other	(7,105)	(32,475)
	774,048	743,547
Loss before income taxes and cumulative effect of a change in accounting principle	(76,151,441)	(6,758,671)
Recovery of income taxes	316,850	317,583
Loss before cumulative effect of a change in accounting principle	(75,834,591)	(6,441,088)
Cumulative effect of a change in accounting principle	107,045	—
Net loss for the period	$(75,727,546)	$(6,441,088)
Weighted average number of shares outstanding - basic and diluted	42,177,130	41,835,772
Loss before cumulative effect of a change in accounting principle per share - basic and diluted	$(1.80)	$(0.15)
Cumulative effect of a change in accounting principle per share - basic and diluted	—	—
Basic and diluted net loss per share	$(1.80)	$(0.15)
See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(expressed in U.S. dollars)
(Unaudited)

	Voting common stock at par value
	Number of shares issued	Value	Additional paid-in capital	Accumulated deficit	Net stockholders’ equity

December 31, 2005	42,085,853	$ 42,086	$ 336,977,578	$ (210,979,105)	$ 126,040,559
Stock-based compensation	―	―	852,908	―	852,908
Common stock issued on exercise of options	100,726	101	233,609	―	233,710
Return of inventory to related party, net of inventory contributed	―	―	(34,500)	―	(34,500)
Contribution of inventory from unrelated party	―	―	11,994	―	11,994
Net loss for the period	―	―	―	(75,727,546)	(75,727,546)
June 30, 2006	42,186,579	$ 42,187	$ 338,041,589	$ (286,706,651)	$ 51,377,125
See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)
	Six months ended June 30,
	2006	2005

OPERATING ACTIVITIES
Net loss for the period	$(75,727,546)	$(6,441,088)
Adjustments to reconcile net loss to
cash used in operating activities:
Write-down of inventory	1,625,000	—
Stock-based compensation	959,953	137,087
Amortization of fixed assets	68,300	40,918
Amortization of patents and trademarks	3,081	2,771
Amortization of intangible asset	858,333	858,333
Impairment of goodwill	65,945,686	—
Amortization of premiums/discounts on short-term investments	37,845	50,669
Subscription receivable - provision for doubtful amount	—	37,545
Deferred income taxes	(317,583)	(317,583)
Cumulative effect of a change in accounting principle	(107,045)	—
Net change in non-cash working capital
balances related to operations	(1,685,838)	(4,888,298)
Cash used in operating activities	(8,339,814)	(10,519,646)

INVESTING ACTIVITIES
Sale of short-term investments	19,070,000	4,664,818
Additions to fixed assets	(231,030)	(96,036)
Additions to patents and trademarks	(101,903)	(41,513)
Other asset	(2,000,000)	—
Deferred acquisition costs	(50,527)	—
Cash provided by investing activities	16,686,540	4,527,269

FINANCING ACTIVITIES
Proceeds from the exercise of common stock options	233,710	12,445
Proceeds from the exercise of Series A convertible preferred stock warrants	—	184,115
Fractional payout of converted shares due to preferred stockholders	—	(792)
Share issuance costs	—	(88,714)
Cash provided by financing activities	233,710	107,054

Net increase (decrease) in cash and cash equivalents during the period	8,580,436	(5,885,323)
Cash and cash equivalents, beginning of period	9,599,950	17,530,552
Cash and cash equivalents, end of period	$18,180,386	$11,645,229
See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars unless otherwise stated)
June 30, 2006 (Unaudited)

1.        BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). These consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of OccuLogix, Inc. (the “Company”) as of June 30, 2006 and the results of its operations for the three- and six-month periods then ended. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of results for a full year.

These interim consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2005.

2.	GOODWILL

The carrying amount of goodwill was nil and $65,945,686 as at June 30, 2006 and December 31, 2005, respectively. The Company performed its annual goodwill impairment analysis on October 1, 2005 using the market capitalization method.

The Company conducted a pivotal clinical trial, called MIRA-1, or Multicenter Investigation of Rheopheresis for age-related macular degeneration, which, if successful, was expected to support its application to the U.S. Food and Drug Administration, or the FDA, to obtain approval to market the RHEO™ System in the United States. On February 3, 2006, the Company announced that, based on a preliminary analysis of the data from MIRA-1, MIRA-1 did not meet its primary efficacy endpoint as it did not demonstrate a statistically significant difference in the mean change of Best Spectacle-Corrected Visual Acuity applying the Early Treatment Diabetic Retinopathy Scale, or ETDRS BCVA, between the treated and placebo groups in MIRA-1 at 12 months post-baseline. The Company recorded a goodwill impairment charge of $147,451,758 during the year ended December 31, 2005 as a result of a goodwill impairment re-assessment performed subsequent to the February 3, 2006 announcement.

On June 12, 2006, the Company announced that it met with the FDA to discuss the results of MIRA-1 and confirmed that the FDA will require the Company to perform an additional study of the RHEO™ System. In addition, on June 30, 2006, the Company announced that it has terminated negotiations with Sowood Capital Management LP in connection with a proposed private purchase of approximately $30,000,000 of zero-coupon convertible notes of the Company. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company concluded that, based on the price of the Company’s common stock subsequent to the June 12, 2006 announcement and again after the June 30, 2006 announcement, there were sufficient indicators to require management to re-assess whether the Company’s recorded goodwill was impaired as at June 30, 2006. Based on the goodwill impairment analysis performed, the Company concluded that a goodwill impairment charge of the remaining goodwill balance of $65,945,686 should be recorded during the three months ended June 30, 2006.

3.	RESTRUCTURING CHARGES

In March 2006, the Company implemented a number of structural and management changes designed to support both the continued development of its RHEO™ System to treat the dry form of age-related macular degeneration and to execute its accelerated diversification strategy within ophthalmology. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recognized a total of $819,642 in restructuring charges in the six months ended June 30, 2006.

The restructuring charge of $819,642 recorded in the six months ended June 30, 2006 consists solely of severance and benefit costs related to the termination of a total of 12 employees at both the Company’s Mississauga, Ontario and Palm Harbor, Florida offices. All severance and benefit costs have been fully paid as at June 30, 2006.

4.        INVENTORY

The Company evaluates its ending inventories for estimated excess quantities and obsolescence, based on expected future sales levels and estimates of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions in determining its inventory provision. During the second quarter of 2006, the Company sold a total of 408 treatment sets to its only customer, Veris Health Sciences Inc. (“Veris”) (see note 8), at a price lower than the Company’s cost. Accordingly, in its results of operations for the first quarter of 2006, the Company had written down the value of its treatment sets by $1,625,000 to reflect this current net realizable value.

As at June 30, 2006 and December 31, 2005, the Company had inventory reserves of $3,615,830 and $1,990,830, respectively.

5.        RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payments”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. Accordingly, the Company has adopted SFAS No. 123R beginning January 1, 2006. The Company has selected the Black-Scholes option-pricing model as its method of determining the fair value for its awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods (see note 6).

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

The adoption of the following recent accounting pronouncements in the first six months of fiscal 2006 did not have a material impact on the Company’s results of operations and financial condition:

•	SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”;
•	SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29”; and
•
SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, on whether that impairment is other-than-temporary and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 on January 1, 2006 did not have a material impact on the Company’s results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140". SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", by allowing fair value re-measurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets", which provides that such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125", by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on its results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140". SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No.156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on its results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, "Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires the Company to recognize, in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its consolidated results of operations and financial position.

6.        STOCK-BASED COMPENSATION

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

The Company has also issued options outside of the Stock Option Plan. These options were issued before the establishment of the Stock Option Plan, when the authorized limit of the Stock Option Plan was exceeded or as permitted under stock exchange rules when the Company was recruiting executives. In addition, options issued to companies for the purpose of settling amounts owing were issued outside of the Stock Option Plan, as the Stock Option Plan prohibited the granting of options to companies. The issuance of such options was approved by the Board of Directors, and such options were granted on terms and conditions similar to those options issued under the Stock Option Plan.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated its financial results for prior periods. Under this transition method, the stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2006 (i)	2005 (ii)	2006 (i)	2005 (ii)

General and administrative	$414,279	$37,998	$583,628	$64,098
Clinical and regulatory	83,390	57,451	110,823	72,989
Sales and marketing	169,378	—	265,502	—
Stock-based compensation expense before income taxes (iii)	$667,047	$95,449	$959,953	$137,087

(i) At the annual meeting of stockholders of the Company held on June 23, 2006, the stockholders of the Company approved the re-pricing of all out-of-the-money stock options of the Company. Consequently, the exercise price of all outstanding stock options of the Company that, on June 23, 2006, was greater than $2.05, being the weighted average trading price of the Company’s common stock on the NASDAQ National Market during the five-trading day period immediately preceding June 23, 2006, was adjusted downward to $2.05. 2,585,000 of the Company’s outstanding stock options with a weighted average exercise price of $8.42 were affected by the re-pricing. SFAS No. 123R requires the re-pricing of equity awards to be treated as a modification of the original award and provides that such a modification is an exchange of the original award for a new award. SFAS No. 123R considers the modification to be the repurchase of the old award for a new award of equal or greater value, incurring additional compensation cost for any incremental value. This incremental difference in value is measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of SFAS No. 123R over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. SFAS No. 123R provides that this incremental fair value, plus the remaining unrecognized compensation cost from the original measurement of the fair value of the old option, must be recognized over the remaining vesting period. Of the 2,585,000 options affected by the re-pricing 1,196,857 were vested as at June 23, 2006. Therefore, additional compensation cost of $347,187 for the 1,196,857 stock options that were vested was recognized immediately and is included in the stock-based compensation expense for the three and six months ended June 30, 2006. The remaining unrecognized incremental fair value of $187,265 plus the compensation cost from the original measurement of the fair value of the old options of $3,228,872, which totaled $3,416,137 in unrecognized compensation expense as at June 30, 2006, is expected to be amortized over a weighted average vesting period of three years.

In accordance with SFAS No. 123R, the Company also recorded a compensation expense of $3,363 in the three months ended June 30, 2006 as the Board of Directors approved accelerating the vesting of 1,250 unvested stock options granted to a terminated employee on April 28, 2006. SFAS No. 123R treats such a modification as a cancellation of the original unvested award and the grant of a new fully vested award as of that date.

(ii)  Stock-based compensation expense for the three and six months ended June 30, 2005 relates primarily to compensation expense associated with non-employee stock options. The fair value of these options was determined using the Black-Scholes fair value options model and was recorded in the Company’s Consolidated Statements of Operations in accordance with the provisions of SFAS No. 123.

(iii) The tax benefit associated with the Company’s stock-based compensation expense for the three and six months ended June 30, 2006 is $246,807 and $335,182, respectively. These amounts have not been recognized in the Company’s financial statements for the three- and six-month periods as it is more likely than not that the Company will not realize this benefit.

Net cash proceeds from the exercise of stock options were nil and $8,465 for the three months ended June 30, 2006 and 2005 and $233,710 and $12,445 for the six months ended June 30, 2006 and 2005, respectively. No income tax benefit was realized from stock option exercises during the three and six months ended June 30, 2006 and 2005. In accordance with SFAS No. 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 is $527,960 and $628,802, respectively, higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three and six months ended June 30, 2006 increased by $0.01 and $0.02, respectively, with the adoption of SFAS No. 123R.
The Company did not estimate forfeitures, resulting from the failure to satisfy performance conditions, on its outstanding awards prior to the adoption of SFAS No. 123R. Under SFAS No. 123, the Company could assume all awards will vest and reverse recognized compensation cost or adjust its disclosure for forfeited awards when the awards are actually forfeited. SFAS No. 123R requires a company to estimate the number of awards that are expected to vest and revise the estimate as actual forfeitures differ from the estimate. On January 1, 2006, the effective date of adopting SFAS No. 123R, the Company was required to estimate the number of forfeitures of its outstanding awards as of the effective date. Consolidated balance sheet amounts related to any compensation cost for these estimated forfeitures previously recognized in prior periods before the adoption of SFAS No. 123R have to be eliminated and recognized in income as the cumulative effect of a change in accounting principle as of the effective date. During the three and six months ended June 30, 2006, the Company recognized nil and $107,045, respectively, as the cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures on its outstanding awards as at January 1, 2006. The compensation cost previously recognized in prior periods before the adoption of SFAS No. 123R relates to compensation expense associated with non-employee stock options.

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

The following table illustrates the pro forma net loss and net loss per share of common stock as if the fair value method had been applied to all awards during the three and six months ended June 30, 2005:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(3,159,720)	$(6,441,088)
Adjustment for APB No. 25	11,899	11,899
Adjustment for SFAS No. 123	(1,151,953)	(1,594,365)
Pro forma net loss	(4,299,774)	(8,023,554)
Pro forma net loss per share - basic and diluted	$(0.10)	$(0.19)

The fair value of stock options granted during the three and six months ended June 30, 2006 and 2005 was $2.00, $2.59, $2.82 and $3.63, respectively. The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Volatility	99.2%	72.4%	99%	71%
Expected life of options	6 years	2.41 years	5.95 years	2.07 years
Risk-free interest rate	5.04%	3.56%	4.86%	3.81%
Dividend yield	0%	0%	0%	0%

The Company’s computation of expected volatility for the three and six months ended June 30, 2006 and 2005 is based on a comparable company’s historical stock prices as the Company did not have sufficient historical data. The Company’s computation of expected life has been estimated using the “short-cut approach” as provided in Staff Accounting Bulletin No. 107. Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period. The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

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

A summary of the options issued during the six months ended June 30, 2006 and the total number of options outstanding as of that date are set forth below:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2005	4,107,614	$6.19
Granted	270,000	2.05
Exercised	(100,726)	2.32		$76,365
Forfeited	(338,750)	8.63
Outstanding, June 30, 2006	3,938,138	1.73	7.83	1,734,540
Vested or expected to vest, June 30, 2006	2,507,609	1.55	7.18	1,562,878
Exercisable, June 30, 2006	2,198,971	1.48	6.93	1,525,840

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 of $2.17 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on June 30, 2006). This amount changes according to the fair market value of the Company’s stock.

As at June 30, 2006, $3,510,181 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of three years.

7.        LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Weighted average number of shares outstanding - basic	42,186,579	41,860,288	42,177,130	41,835,772
Effect of dilutive security:
Stock options	1,293,936	1,510,526	2,432,544	1,550,007
Weighted average number of shares - fully diluted	43,480,515	43,370,814	44,609,674	43,385,779

 8.       RELATED PARTY TRANSACTIONS

The following are the Company’s related party transactions:

RHEO Clinic Inc.

	June 30,	December 31,
	2006	2005
Due from/(to):
RHEO Clinic Inc.	$892	$(5,065)

	$892	$(5,065)

One of the Company’s primary customers had been RHEO Clinic Inc., a subsidiary of TLC Vision Corporation (“TLC Vision”). RHEO Clinic Inc. used the RHEO™ System to treat patients for which it charged its customers (the patients) a per-treatment fee. During the third quarter of 2005, RHEO Clinic Inc. determined that it will no longer treat patients and subsequently sold certain of its assets to the Company at a purchase price of C$61,812, including all applicable taxes. In connection with that sale, the Company agreed to share equally in losses incurred by RHEO Clinic Inc., to a maximum of C$28,952, for assets that RHEO Clinic Inc. is not able to dispose of as at the agreed date, being December 31, 2005. On May 1, 2006, the Company paid RHEO Clinic Inc. C$31,859 which included the amount owing for losses incurred for assets that RHEO Clinic Inc. was not able to dispose of as at the agreed date. Included in the balance due from/to RHEO Clinic Inc. as at June 30, 2006 and December 31, 2005 is the amount owing to the Company for the purchase of the components of the RHEO™ System net of the amount owing to RHEO Clinic Inc. for clinical and administrative support provided by RHEO Clinic Inc. for the Company’s MIRA-1 and related clinical trials.

TLC Vision and Diamed Medizintechnik GmbH

On June 25, 2003, the Company entered into agreements with TLC Vision and Diamed Medizintechnik GmbH (“Diamed”) to issue grid debentures in the maximum aggregate principal amount of $12,000,000 in connection with the funding of the Company’s MIRA-1 and related clinical trials. $7,000,000 of the aggregate principal amount was convertible into shares of the Company’s common stock at a price of $0.98502 per share, and $5,000,000 of the aggregate principal amount was non-convertible.

The $5,000,000 portion of the $12,000,000 commitment which was not convertible into the Company’s common stock was not advanced and the commitment was terminated prior to the completion of the Company's initial public offering of shares of its common stock. During the years ended December 31, 2004 and 2003, the Company issued an aggregate of $4,350,000 and $2,650,000 to TLC Vision and Diamed, respectively, under the convertible portion of the grid debentures. On December 8, 2004, as part of the corporate reorganization relating to the Company’s initial public offering, the Company issued 7,106,454 shares of its common stock to TLC Vision and Diamed, upon conversion of $7,000,000 of aggregate principal amount of convertible debentures at a conversion price of $0.98502 per share. Collectively, as at June 30, 2006, the two companies have a combined 54.2% equity interest in the Company on a fully diluted basis.

When the Company receives FDA approval to market the RHEO™ System in the United States, it will be economically dependent on Diamed to control the supply of the OctoNova pumps used in the RHEO™ System. The Company believes that the OctoNova pump is a critical component of the RHEO™ System.

Asahi Kasei Medical Co., Ltd.

The Company is party to a distributorship agreement with Asahi Kasei Medical Co., Ltd. (“Asahi Medical”) (formerly Asahi Medical Co., Ltd.) pursuant to which Asahi Medical supplies the filter products used in the RHEO™ System.

The Company is economically dependent on Asahi Medical to continuously provide filters and believes that the filter products provided by Asahi Medical are a critical component in the RHEO™ System. In the event the Company is not able to obtain regulatory approval for the RHEO™ System from the FDA and other necessary approvals in the territories for which the Company has distribution rights by the end of December 2006, Asahi Medical can terminate the distributorship agreement. The Company is currently in discussions with Asahi Medical to renegotiate this agreement.

The Company received free inventory from Asahi Medical for the purpose of the MIRA-1 and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company has paid for the same filters purchased from Asahi Medical for commercial sales to its customers. During the three months ended June 30, 2006, the Company returned 300 filters, valued at $60,000, to Asahi Medical as the filters were labeled for commercial use and cannot be utilized for the clinical trials. The value of the free inventory received from Asahi Medical was $25,500, $113,388 and $167,730 for the six months ended June 30, 2006 and 2005 and the year ended December 31, 2005, respectively.

Mr. Hans Stock (Note 9)

On February 21, 2002, the Company entered into an agreement with Mr. Stock as a result of his assistance in procuring a distributor agreement for the filter products used in the RHEO™ System from Asahi Medical. Mr. Stock agreed to further assist the Company in procuring new product lines from Asahi Medical for marketing and distribution by the Company. The agreement will remain effective for a term consistent with the term of the distributorship agreement with Asahi Medical, and Mr. Stock will receive a 5% royalty payment on the purchase of the filters from Asahi Medical. During the three and six months ended June 30, 2006 and 2005 and the year ended December 31, 2005, the Company paid Mr. Stock nil, nil, $106,961, $142,614 and $240,657, respectively, as royalty fees. Included in due to stockholders as at June 30, 2006 and December 31, 2005 is $48,023 and $29,663, respectively, due to Mr. Stock.

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

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totaling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock which provided for a royalty payment of 1% of product sales. During the three and six months ended June 30, 2006 and 2005 and the year ended December 31, 2005, the Company paid $12,500, $25,000, $12,500, $25,000 and $50,000, respectively, to Mr. Stock as royalty fees. Included in due to stockholders as at June 30, 2006 and December 31, 2005 is $12,500 and $12,500, respectively, due to Mr. Stock.

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

Other

On June 25, 2003, the Company entered into a reimbursement agreement with ATI, pursuant to which employees of ATI, including John Cornish, one of the Company’s stockholders and its Vice President, Operations, provide services to the Company and ATI is reimbursed for the applicable percentage of time the employees spend working for the Company. Effective April 1, 2005, the Company terminated its reimbursement agreement with ATI such that the Company no longer compensates ATI in respect of any salary paid to, or benefits provided to, Mr. Cornish by ATI. Until April 1, 2005, Mr. Cornish did not have an employment contract with the Company and received no direct compensation from the Company. On April 1, 2005, Mr. Cornish entered into an employment agreement with the Company under which he received an annual base salary of $106,450, representing compensation to him for devoting 80% of his time to the business and affairs of the Company. Effective June 1, 2005, the Company amended its employment agreement with Mr. Cornish such that he began to receive an annual base salary of $116,723, representing compensation to him for devoting 85% of his time to the business and affairs of the Company. Effective April 13, 2006, the Company further amended its employment agreement with Mr. Cornish such that his annual base salary was decreased to $68,660 in consideration of his devoting 50% of his time to the business and affairs of the Company. Mr. Cornish continues to participate in the Company’s bonus plan and is entitled to receive, and has received, stock options pursuant to the Stock Option Plan.

Effective January 1, 2004, the Company entered into a rental agreement with Cornish Properties Corporation, a company owned and managed by Mr. Cornish, pursuant to which the Company leases space from Cornish Properties Corporation at $2,745 per month. The original term of the lease extended to December 31, 2005. On November 8, 2005, as provided for in the rental agreement, the Company extended the term of the rental agreement with Cornish Properties Corporation for another year, ending December 31, 2006. In the three and six months ended June 30, 2006 and 2005 and the year ended December 31, 2005, the Company paid Cornish Properties Corporation an amount of $8,235, $16,470, $8,235, $16,470 and $32,940, respectively.

Effective June 25, 2003, Elias Vamvakas, then the Chairman of TLC Vision, became the Chairman and Secretary of the Company. 500,000 stock options issued to Mr. Vamvakas in December 2003 were accounted for in accordance with APB No. 25. The Company estimated the intrinsic value of these options granted to Mr. Vamvakas to be approximately $5,880,000. Management estimated the fair value of the underlying common stock based on management’s estimate of the Company’s value. The intrinsic value of the options is being amortized over the vesting period. However, upon the successful completion of the Company’s initial public offering in December 2004, the options vested immediately, and therefore, any unvested compensation expense was expensed immediately.

In addition, the Company entered into a consultancy and non-competition agreement on July 1, 2003 with the Center for Clinical Research (“CCR”), then a significant shareholder, which requires the Company to pay a fee of $5,000 per month. For the year ended December 31, 2003, CCR agreed to forego the payment of $75,250 due to it in exchange for options to purchase 20,926 shares of the Company’s common stock at an exercise price of $0.13 per share. In addition, CCR also agreed to the repayment of the balance of $150,500 due to it at $7,500 per month beginning in July 2003. On August 22, 2005, the Company amended the consultancy and non-competition agreement with CCR such that the fee payable to it was increased from $5,000 to $15,000 per month effective January 1, 2005, the payment of a one-time bonus of $200,000 upon receipt by the Company of FDA approval of the RHEO™ System and the grant of 60,000 options to CCR at an exercise price of $7.15 per share. The stockholders of the Company approved the adjustment of the exercise price of these options to $2.05 per share on June 23, 2006 (see Note 6). These options are expected to fully vest on receipt by the Company of FDA approval of the RHEO™ System. This resulted in a combined consulting expense, included within clinical and regulatory expense for the three and six months ended June 30, 2006, of $53,379 and $104,450, respectively.

On September 29, 2004, the Company signed a product purchase agreement with Veris for its purchase from the Company of 8,004 treatment sets over the period from October 2004 to December 2005, a transaction valued at $6,003,000, after introductory rebates. However, due to delays in opening its planned number of clinics throughout Canada, Veris no longer required the contracted-for number of treatment sets in the period. The Company agreed to the original pricing for the reduced number of treatment sets required in the period. Dr. Machat, who is an investor in and one of the directors of Veris, was a co-founder and former director of TLC Vision. In December 2005, by letter agreement, the Company agreed to the volume and other terms for the purchase and sale of treatment sets and pumps for the period ending February 28, 2006. As at June 30, 2006, the Company had received a total of $1,779,566 from Veris. Included in amounts receivable as at June 30, 2006 and December 31, 2005 is $904,101 and $1,047,622, respectively, due from Veris for the purchase of additional pumps and treatment sets. Veris has agreed to the payment of interest at the rate of 8% per annum on all amounts outstanding for more than 45 days up to March 31, 2006, the expected date of final payment. In January 2006, the Company received from Veris, an interest payment of $4,495 on amounts outstanding for more than 45 days to December 31, 2005. On February 3, 2006, the Company announced that the MIRA-1 clinical trial had not met its primary endpoint and that it would be more likely than not that the Company will be required to conduct a follow-up clinical trial of the RHEO™ System in order to support its Pre-Market Approval application to the FDA. Because of this delay in being able to pursue commercialization of the RHEO™ System in the U.S. and the resulting market reaction to this news and based on discussions with Veris, the Company believed that Veris would not be able to meet its financial obligations to the Company. Therefore, during the year ended December 31, 2005, the Company recorded an allowance for doubtful accounts of $1,047,622 against the amount due from Veris and did not accrue additional interest on the amount outstanding in the six months ended June 30, 2006.

In April 2006, the Company agreed to sell a total of 1,000 treatment sets, with negotiated discount, to Veris at a price of $200 per treatment set which is lower than the Company’s cost. It was also agreed that payment for the treatment sets must be received by the Company in advance of shipment. During the three months ended June 30, 2006, the Company received a total of $81,600 from Veris for the purchase of 408 treatment sets. This amount is included in revenue for the three and six months ended June 30, 2006 as all the treatment sets have been delivered to Veris.

In June 2006, Veris returned four pumps which had been sold to it in December 2005. In fiscal 2005, the Company had recorded an inventory loss associated with all sales made to Veris in December 2005 and did not recognize revenue due to the Company’s anticipation that Veris may not return the products shipped to it and would not be able to pay for the amounts invoiced. Accordingly, as at June 30, 2006, amounts receivable and the allowance for doubtful account recorded against the amount due from Veris has been reduced by the invoiced amount for the four pumps of $143,520. In addition, the cost of the four pumps returned by Veris, valued at $85,058, was used to reduce the cost of sales in the period.

The Company also entered into a clinical trial agreement on November 22, 2005 with Veris which required Veris to provide certain clinical trial services to the Company. The agreement provided for an advance payment of C$195,000 to Veris which represents 30% of the total value of the contract. The Company paid Veris C$195,000 on November 22, 2005 as provided for in the clinical trial agreement. This amount has been expensed during the year ended December 31, 2005 as the Company has suspended the clinical trial for the time being.

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

During the fourth quarter of 2004, the Company began a business relationship with Innovasium Inc. Innovasium Inc. designed and built some of the Company’s websites and also created some of the sales and marketing materials to reflect the look of the Company’s websites. Daniel Hageman, who is the President and one of the owners of Innovasium Inc., is the spouse of an officer of the Company. During the three and six months ended June 30, 2006 and 2005 and the year ended December 31, 2005, the Company paid Innovasium Inc. C$3,709, C$31,345, C$36,484, C$71,118 and C$123,967, respectively. Included in accounts payable and accrued liabilities as at June 30, 2006 and December 31, 2005 is C$400 and C$15,798, respectively, due to Innovasium Inc. These amounts are expensed in the period incurred and paid when due.

9.        DUE TO STOCKHOLDERS

	June 30,	December 31,
	2006	2005
Due to:
TLC Vision Corporation	$30,441	$116,070
Other stockholder	60,523	42,163

	$90,964	$158,233

Included in amounts due to stockholders as at June 30, 2006 and December 31, 2005 is $30,441 and $116,070, respectively, owing to TLC Vision for its payment of benefits of certain employees of the Company and for computer and administrative support.

The balances due to other stockholders as of June 30, 2006 and December 31, 2005 are $60,523 and $42,163, respectively, and are for amounts due to Mr. Hans Stock for royalty fees (see note 8).

10.     OTHER ASSET

On April 4, 2006, the Company initiated its expansion into the glaucoma market by signing a non-binding Letter of Intent to acquire Solx, Inc. (“SOLX”), a privately held company based at the Boston University Photonics Center that has developed a system for the treatment of glaucoma. The DeepLight® Glaucoma Treatment System ("DeepLight® System") includes the DeepLight® 790 Titanium Sapphire Laser, the DeepLight® Gold Micro-Shunt and the DeepLight® Gold Micro-Shunt Plus which can be used to provide physicians with multiple options to manage intraocular pressure. The components of SOLX's DeepLight® System have received approval from Intertek Certification Services, a European agency for the evaluation of medicinal products, and are currently the subject of two randomized, multi-center studies in the U.S. SOLX is seeking to obtain 510K approval to market the components of the DeepLight® System in the U.S. Although we have been advised by SOLX that it is aiming to achieve this goal before the end of 2007, its success is subject to many variables and is not guaranteed.

In connection with the proposed acquisition, the Company advanced to SOLX a convertible unsecured loan in the principal amount of $2,000,000 at an annual interest rate equal to the prime rate, as announced from time to time by Bank of America, N.A. or its successor, plus 2%, to be accrued on a daily basis from the date of advance. The Convertible Unsecured Promissory Note of SOLX dated April 4, 2006 (the “Note”), governing the terms of the loan, provides that the principal amount of the loan, and accrued but unpaid interest thereon, are to be repaid in one payment on October 2, 2006 (the “Maturity Date”). The Note further provides the Company with the right to acquire 10% of the issued and outstanding capital stock of SOLX on a fully diluted basis under certain conditions, including if the principal amount of the loan remains outstanding and owing after the Maturity Date. Interest accrued on the Note in each of the three and six months ended June 30, 2006 was $47,726 and is included in amounts receivable. Included in other asset as at June 30, 2006 is the $2,000,000 convertible unsecured loan advanced to SOLX.

On August 1, 2006, the Company signed a definitive merger agreement to acquire SOLX. Under the terms of the agreement, the Company will be acquiring SOLX by way of a merger of SOLX and OccuLogix Mergeco, Inc., a newly incorporated, wholly owned subsidiary of the Company. The transaction will be subject to customary closing conditions, including approval by the Toronto Stock Exchange (the “TSX”). The Company has provided SOLX with a $240,000 bridge loan and currently expects the transaction to be completed within 31 days of August 1, 2006. At the closing, the Company will issue 8,400,000 shares of its common stock and pay $7,000,000 in cash. The Company will make additional payments of $3,000,000 and $5,000,000 in cash on the first and second anniversaries of the closing, respectively. Finally, if SOLX receives final FDA approval for the marketing and sale of the DeepLight® Gold Micro-Shunt on or prior to December 31, 2007, the Company will pay an additional $5,000,000 in cash (see Note 13).

11.      ACCRUED LIABILITIES

	June 30, 2006	December 31, 2005

Due to professionals	$706,446	$348,044
Due to clinical trial sites	90,768	32,936
Due to clinical trial specialists	115,259	227,009
Due to ATI	16,955	7,490
Due to employees and directors	393,544	993,177
Sales and capital taxes payable	11,074	155,604
Due to MeSys GmbH for pumps	—	191,692
Corporate compliance	207,275	141,667
Miscellaneous	138,467	129,000
	$1,679,788	$2,226,619

12.     CONSOLIDATED STATEMENTS OF CASH FLOW

The net change in non-cash working capital balances related to operations consists of the following:

	Six months ended June 30,
	2006	2005

Due to/from related party	$(5,957)	$111,612
Amounts receivable	43,359	(730,579)
Inventory	(1,152,288)	(2,755,107)
Prepaid expenses	503,163	(75,514)
Deposit	(5,551)	4,105
Accounts payable	(363,275)	156,019
Accrued liabilities	(638,020)	(1,325,094)
Due to stockholders	(67,269)	(273,740)
	$(1,685,838)	$(4,888,298)

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Six months ended
	June 30,
	2006	2005
Non-cash investing and financing activities
Deferred acquisition costs	$91,189	$—
Free inventory	(22,506)	113,388

Additional cash flow information
Income taxes paid	$(733)	$—

13.      SUBSEQUENT EVENTS

a.
On August 3, 2006, the Board of Directors approved the grant to Elias Vamvakas of 300,000 options under the Stock Option Plan. In exchange for these options, Mr. Vamvakas will forego cash payment of (i) his base salary of C$475,000 per annum, pro rated for the period from July 1, 2006 to December 31, 2006 inclusive, and (ii) C$308,750 representing the maximum amount that would have been payable to him as bonus compensation for the year ending December 31, 2006.

The Board of Directors also approved the grant to the directors of the Company, other than Mr. Vamvakas, of a total of 82,500 options under the Stock Option Plan. In exchange for these options, each of the directors of the Company will forego the cash remuneration which he or she would have been entitled to receive from the Company during the second, third and fourth quarters of 2006 in respect of (i) his or her annual director’s fee of $15,000, (ii) in the case of those directors who chair a committee of the Board of Directors, his or her fee of $5,000 per annum for chairing such committee and (iii) his or her fee of $2,500 per fiscal quarter for attending the quarterly in-person meetings of the Board of Directors.

The numbers of options granted to Mr. Vamvakas and each of the other directors of the Company were determined using the Black-Scholes valuation method, based on an attributed value of $2.05 per share of the Company’s common stock underlying the options. These options are exercisable immediately and will remain exercisable until the tenth anniversary of the date of their grant, notwithstanding any earlier disability or death of the holder thereof or any earlier termination of his or her service to the Company.

b.
On August 1, 2006, the Company signed a definitive agreement to acquire SOLX pursuant to the Company’s diversification plans focusing on age-related eye diseases. Under the terms of the agreement, the Company will be acquiring SOLX by way of a merger of SOLX and OccuLogix Mergeco, Inc., a newly incorporated, wholly owned subsidiary of the Company. The transaction will be subject to customary closing conditions, including approval by the TSX. The Company has provided SOLX with a $240,000 bridge loan and currently expects the transaction to be completed within 31 days of August 1, 2006. At the closing, the Company will issue 8,400,000 shares of its common stock and pay $7,000,000 in cash. The Company will make additional payments of $3,000,000 and $5,000,000 in cash on the first and second anniversaries of the closing, respectively. Finally, if SOLX receives final FDA approval for the marketing and sale of the DeepLight® Gold Micro-Shunt on or prior to December 31, 2007, the Company will pay an additional $5,000,000 in cash (see Note 10).

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an ophthalmic therapeutic company founded to commercialize innovative treatments for eye diseases, including age-related macular degeneration, or AMD. Our core purpose is to improve life through evidence-based medical therapies. The RHEO™ System is used to perform the Rheopheresis™ procedure, a procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD, the most common form of the disease.

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

Within the modified per-protocol population with pre-treatment vision worse than 20/40, 47% of RHEO™ Therapy-treated eyes improved, after treatment, to 20/40 or better (which is the required visual acuity to qualify for a driver’s license) 12 months post-baseline, compared to 12% of placebo eyes.

MIRA-1 data supports historical clinical and commercial experience with respect to the safety of RHEO™ Therapy, with observed treatment side effects generally being mild, transient and self-limiting.

On June 8, 2006, we met with the FDA to discuss the results of MIRA-1 and the impact the results will have on our application to market the RHEO™ System in the United States. In light of MIRA-1’s failure to meet its primary efficacy endpoint, the FDA advised that it will require an additional study of the RHEO™ System to be performed. The FDA also indicated its willingness to allow the substitution, in the upcoming study, of the new polysulfone Rheofilter™ for the older cellulose acetate filter which currently forms part of the RHEO™ System. The replacement of the filter removes the regulatory uncertainties presented by making the replacement following FDA approval. Furthermore, due to manufacturing constraints on the number of cellulose acetate filters that can be produced by Asahi Kasei Medical Co., Ltd. (formerly Asahi Medical Co., Ltd.), the replacement of the filter in the new trial eliminates the need to continue to build and maintain adequate inventories of the older cellulose acetate filter in preparation for commercial launch. We recently submitted our draft Investigational Device Exemption, or IDE, package to the FDA together with a draft of the new protocol and are currently awaiting the FDA’s feedback which, when received, will enable us to proceed with the formal submission to the FDA of our IDE package and protocol.

As a result of the announcement on February 3, 2006, the per share price of our common stock as traded on the NASDAQ National Market System decreased from $12.75 on February 2, 2006 to close at $4.10 on February 3, 2006. The 10-day average price of the stock immediately following the announcement was $3.65 and reflected a decrease in our market capitalization from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day average share price subsequent to the announcement. On June 12, 2006, we announced that the FDA will require us to perform an additional study of the RHEO™ System. In addition, on June 30, 2006, we announced that we had terminated negotiations with Sowood Capital Management LP (“Sowood”) in connection with a proposed private purchase of approximately $30,000,000 of zero-coupon convertible notes of the Company. The per share price of our common stock has continued to decline subsequent to the June 12, 2006 announcement and again after the June 30, 2006 announcement. Based on the result of the preliminary analysis of the data from MIRA-1 and the events that occurred during the second quarter of fiscal 2006, we concluded that there were sufficient indicators of impairment leading to an analysis of our intangible assets and goodwill and resulting in our reporting an impairment charge to goodwill of $65,945,686 and $147,451,758 in the second quarter of 2006 and in the fourth quarter of 2005, respectively.

We believed that the announcement on February 3, 2006 made it unlikely that we would be able to collect on amounts outstanding from Veris Health Sciences Inc. (“Veris”), resulting in a provision for bad debts of $1,049,297, of which $518,852 related to revenue recognized prior to December 2005 and $530,445 related to goods shipped to Veris, in December 2005, and for which revenue was not recognized. We also recognized an inventory loss of $252,071, representing the cost of goods shipped to Veris in December 2005 which we do not anticipate will be returned by Veris. We have also fully expensed the C$195,000 advance paid to Veris in connection with clinical trial services to be provided by Veris for MIRA-PS, one of our clinical trials which we have suspended. We evaluated our ending inventories as at December 31, 2005 on the basis that Veris may not be able to increase its commercial activities in Canada in line with our initial expectations. Accordingly, we have set up a provision for obsolescence of $1,990,830 for treatment sets that will unlikely be utilized prior to their expiration dates.

During the second quarter of 2006, we sold a number of treatment sets, with a negotiated discount, to Veris at a price lower than our cost. Accordingly, the price which we charged to Veris, net of a negotiated discount, represents the current net realizable value; therefore, we wrote down the value of our treatment sets to reflect this current net realizable value as at June 30, 2006.

As at June 30, 2006 and December 31, 2005, we had inventory reserves of $3,615,830 and $1,990,830, respectively. During the six months ended June 30, 2006, we recognized a provision related to inventory of $1,625,000 based on the above analysis (2005 - nil).

In June 2006, Veris returned four pumps which had been sold to it in December 2005. In fiscal 2005, we did not recognize revenue on sales made to Veris in December 2005 and had recorded an inventory loss associated with all sales made to Veris in December 2005. Accordingly, as at June 30, 2006, amounts receivable and the allowance for doubtful account recorded against the amount due from Veris has been reduced by the invoiced amount for the four pumps of $143,520. In addition, the cost of the four pumps returned by Veris, valued at $85,058, was used to reduce the cost of sales in the period.

Our results of operations for the six months ended June 30, 2006 were impacted by our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payments” (“SFAS No. 123R”), which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method of adoption requiring us to include this stock-compensation charge in our results of operations beginning on January 1, 2006 without restating prior periods to include stock-based compensation expense. This method also required us to estimate forfeitures as of the effective date of adoption of SFAS No. 123R and to eliminate any compensation cost previously recognized in income for periods before the effective date of adoption. This income should be recognized as the cumulative effect of a change in accounting principle as of the required effective date. Of the $959,953 stock-based compensation expense recognized in the six months ended June 30, 2006, $583,628 is included in general and administrative expenses, $110,823 in clinical and regulatory expenses and $265,502 in sales and marketing expenses. We also recognized $107,045 as the cumulative effect of a change in accounting principle reflecting the impact of our estimated forfeitures of outstanding awards as of January 1, 2006.

At the annual meeting of stockholders of the Company held on June 23, 2006, our stockholders approved the re-pricing of all out-of-the-money stock options of the Company. Consequently, the exercise price of all outstanding stock options that, on June 23, 2006, was greater than $2.05, being the weighted average trading price of our common stock on the NASDAQ National Market during the five-trading day period immediately preceding June 23, 2006, was adjusted downward to $2.05. 2,585,000 of the outstanding stock options with a weighted average exercise price of $8.42 were affected by the re-pricing. SFAS No. 123R treats the re-pricing of equity awards as a modification of the original award and provides that such a modification is an exchange of the original award for a new award. SFAS No. 123R considers the modification to be the repurchase of the old award for a new award of equal or greater value, incurring additional compensation cost for any incremental value. This incremental difference in value is measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of SFAS No. 123R over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. SFAS No. 123R provides that this incremental fair value, plus the remaining unrecognized compensation cost from the original measurement of the fair value of the old option, must be recognized over the remaining vesting period. Of the 2,585,000 options affected by the re-pricing 1,196,857 were vested as at June 23, 2006. Therefore, additional compensation cost of $347,187 for the 1,196,857 options was recognized immediately and is included in the stock-based compensation expense for the six months ended June 30, 2006. The remaining unrecognized incremental fair value of $187,265 plus the compensation cost from the original measurement of the fair value of the old options of $3,228,872, which totaled $3,416,137 in unrecognized compensation expense as at June 30, 2006, is expected to be amortized over a weighted average vesting period of three years.

In accordance with SFAS No. 123R, we also recorded a compensation expense of $3,363 in the three months ended June 30, 2006 as our Board of Directors approved accelerating the vesting of 1,250 unvested stock options granted to a terminated employee on April 28, 2006. SFAS No. 123R treats such a modification as a cancellation of the original unvested award and the grant of a new fully vested award as of that date.

Prior to the adoption of SFAS No. 123R, we applied the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which allowed companies either to expense the estimated fair value of employee stock options or to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), but required companies to disclose the pro forma effects on net loss as if the fair value of the options had been expensed. We elected to apply APB No. 25 in accounting for employee stock options. As required by SFAS No. 123, prior to the adoption of SFAS No. 123R, we provided pro forma net loss and pro forma net loss per share disclosures for stock-based awards as if the fair value of the options had been expensed.

As at June 30, 2006, $3,510,181 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of three years.

On April 4, 2006, we announced our planned acquisition of Solx, Inc. (“SOLX”), subject to the Company completing its due diligence. The acquisition of SOLX represents an expansion of the Company’s ophthalmic product portfolio beyond the RHEO™ procedure for Dry AMD. This expansion or diversification has been a long-term corporate objective, and in light of the delay in the U.S. commercial launch of the RHEO™ System, we have accelerated these plans. Our focus is on age-related eye diseases like AMD and glaucoma as they are expected to be the fastest growing segments of eye care over the next 10 years.

Based at the Boston University Photonics Center, SOLX is a privately held company that has developed a system for the treatment of glaucoma. The DeepLight® Glaucoma Treatment System ("DeepLight® System") includes the DeepLight® 790 Titanium Sapphire Laser, the DeepLight® Gold Micro-Shunt and the DeepLight® Gold Micro-Shunt Plus, which can be used to provide physicians with multiple options to manage intraocular pressure. The components of SOLX's DeepLight® System have received approval from Intertek Certification Services, a European agency for the evaluation of medicinal products, and are currently the subject of two randomized, multi-center studies in the United States. SOLX expects to complete enrollment in both of these trials by 2007 and will be seeking 510K approval to market the components of the DeepLight® System in the United States. Although we have been advised by SOLX that it is aiming to achieve this goal before the end of 2007, its success is subject to many variables and is not guaranteed.

In connection with the proposed acquisition of SOLX, we advanced to it a convertible unsecured loan in the principal amount of $2,000,000 at an annual interest rate equal to the prime rate, as announced from time to time by Bank of America, N.A. or its successor, plus 2%, to be accrued on a daily basis from the date of advance. The Convertible Unsecured Promissory Note of SOLX dated April 4, 2006 (the “Note”), governing the terms of the loan, provides that the principal amount of the loan, and accrued but unpaid interest thereon, are to be repaid in one payment on October 2, 2006 (the “Maturity Date”). The Note further provides us with the right to acquire 10% of the issued and outstanding capital stock of SOLX on a fully diluted basis under certain conditions, including if the principal amount of the loan remains outstanding and owing after the Maturity Date. Interest accrued on the Note in the six-month period ended June 30, 2006 was $47,726.

On August 1, 2006, we signed a definitive merger agreement to acquire SOLX. Under the terms of the agreement, we will be acquiring SOLX by way of a merger of SOLX and OccuLogix Mergeco, Inc., a newly incorporated, wholly owned subsidiary of the Company. The transaction will be subject to customary closing conditions, including approval by the Toronto Stock Exchange. We have provided SOLX with a $240,000 bridge loan and currently expect the transaction to be completed within 31 days of August 1, 2006. At the closing, the Company will issue 8,400,000 shares of its common stock and pay $7,000,000 in cash. We will make additional payments of $3,000,000 and $5,000,000 in cash on the first and second anniversaries of the closing, respectively. Finally, if SOLX receives final FDA approval for the marketing and sale of the DeepLight® Gold Micro-Shunt on or prior to December 31, 2007, we will pay an additional $5,000,000 in cash.

RECENT DEVELOPMENTS

On June 14, 2006, we announced that we had entered into a letter of intent with Sowood pursuant to which certain funds and accounts managed or advised by Sowood and its affiliates proposed to make a private purchase from the Company of approximately $30,000,000 of zero-coupon convertible notes. The notes were anticipated to be convertible under certain circumstances into shares of the Company’s common stock at a conversion price of $3.30 per share. In connection with the purchase of the notes, Sowood would have acquired the right to nominate one member of the Company’s Board of Directors. After preliminary discussions with Sowood, we decided that it would be in the best interests of the Company and its stockholders to discontinue negotiations and, on June 30, 2006, announced the termination of negotiations.

In connection with the proposed purchase of notes, we agreed to cover costs incurred by Sowood to perform its due diligence on the Company up to a maximum of $250,000. This amount is included in accrued liabilities as at June 30, 2006 and was expensed in the six-month period ended June 30, 2006.

On August 3, 2006, the Board of Directors of the Company (“Board of Directors “) approved the grant to Elias Vamvakas of 300,000 options under the Company’s 2002 Stock Option Plan. In exchange for these options, Mr. Vamvakas will forego cash payment of (i) his base salary of C$475,000 per annum, pro rated for the period from July 1, 2006 to December 31, 2006 inclusive, and (ii) C$308,750 representing the maximum amount that would have been payable to him as bonus compensation for the year ending December 31, 2006.

The Board of Directors also approved the grant to the directors of the Company, other than Mr. Vamvakas, of a total of 82,500 options under the 2002 Stock Option Plan. In exchange for these options, each of our directors will forego the cash remuneration which he or she would have been entitled to receive from us during the second, third and fourth quarters of 2006 in respect of (i) his or her annual director’s fee of $15,000, (ii) in the case of those directors who chair a committee of the Board of Directors, his or her fee of $5,000 per annum for chairing such committee and (iii) his or her fee of $2,500 per fiscal quarter for attending the quarterly in-person meetings of the Board of Directors.

The numbers of options granted to Mr. Vamvakas and each of the other directors of the Company were determined using the Black-Scholes valuation method, based on an attributed value of $2.05 per share of the Company’s common stock underlying the options. These options are exercisable immediately and will remain exercisable until the tenth anniversary of the date of their grant, notwithstanding any earlier disability or death of the holder thereof or any earlier termination of his or her service to the Company.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that there have been no significant changes during the six months ended June 30, 2006 to the items disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.

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

As at June 30, 2006 and December 31, 2005, we had inventory reserves of $3,615,830 and $1,990,830, respectively. During the six months ended June 30, 2006, we recognized a provision related to inventory of $1,625,000 based on the above analysis (2005 - nil).

Stock based compensation

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, which revised SFAS No. 123 and APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the consolidated financial statements based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 is no longer an alternative to financial statement recognition. SFAS No. 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Accordingly, we adopted SFAS No. 123R beginning January 1, 2006. We have selected the Black-Scholes option-pricing model as our method of determining the fair value for all our awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods.

Goodwill

Effective January 1, 2002, goodwill is no longer amortized and is subject to an annual impairment test. Goodwill impairment is evaluated between annual tests upon the occurrence of certain events or circumstances. Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill. When the carrying amount of the reporting unit exceeds its fair value, the fair value of the reporting unit's goodwill is compared with its carrying amount to measure the amount of impairment loss, if any. The Company is a single reporting unit. Therefore, management has determined the fair value of the Company's goodwill using its market capitalization as opposed to the fair value of its assets and liabilities. As a result of the announcement on February 3, 2006, the per share price of our common stock as traded on the NASDAQ National Market System decreased from $12.75 on February 2, 2006 to close at $4.10 on February 3, 2006. The 10-day average price of the stock immediately following the announcement was $3.65 and reflected a decrease in our market capitalization from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day average share price subsequent to the announcement. On June 12, 2006, we announced that the FDA will require us to perform an additional study of the RHEO™ System. In addition, on June 30, 2006, we announced that we have terminated negotiations with Sowood in connection with a proposed private purchase of approximately $30,000,000 of zero-coupon convertible notes of the Company. The per share price of our common stock has continued to decline subsequent to the June 12, 2006 announcement and again after the June 30, 2006 announcement. Based on the result of the preliminary analysis of the data from MIRA-1 and the events that occurred during the second quarter of fiscal 2006, we concluded that there were sufficient indicators of impairment leading to an analysis of our intangible assets and goodwill and resulting in our reporting an impairment charge to goodwill of $65,945,686 and $147,451,758 in the second quarter of 2006 and in the fourth quarter of 2005, respectively.

RESULTS OF OPERATIONS

Revenues, Cost of Sales and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change

Revenues	$82,715	$597,841	(86.2%)	$82,715	$1,001,579	(91.7%)
Cost of sales	4,317	403,855	98.9%	1,654,317	703,790	(135.1%)
Gross margin	78,398	193,986	(59.6%)	(1,571,602)	297,789	(627.8%)

Revenues

Subsequent to the Company’s February 3, 2006 announcement that MIRA-1 had not met its primary efficacy endpoint, our sole customer, Veris, halted purchases while the Company completed its in-depth analysis of the MIRA-1 study data. The modified per-protocol analysis of the MIRA-1 data supports historical clinical and commercial experience with respect to the safety of RHEO™ Therapy, with observed treatment side effects generally being mild, transient and self-limiting. Based on the result of the analysis and in line with our continued support of Veris in Canada, in April 2006, we agreed to sell a total of 1,000 treatment sets, with a negotiated discount, to Veris at a price of $200 per treatment set which is lower than our cost. It was also agreed that payment for the treatment sets must be received by the Company in advance of shipment.

During the second quarter of 2006, as compared with the corresponding period in fiscal 2005, revenues decreased significantly primarily due to reduced sales of components of the RHEO™ System to Veris as a result of our February 3, 2006 announcement that MIRA-1 did not meet its primary efficacy endpoint. In addition, included in revenues for the three months ended June 30, 2005 are sales made to RHEO Clinic Inc., a subsidiary of TLC Vision Corporation and a related party, for which we reported revenues of $14,726 in the period. RHEO Clinic Inc. has since ceased the treatment of commercial patients and is therefore no longer a source of revenue for us.

Revenues for the six months ended June 30, 2005 included revenues generated from sales made to Veris and RHEO Clinic Inc. for which we reported revenues of $923,315 and $78,264, respectively, in the period. The decrease in revenue in the corresponding period in 2006 is primarily due to reduced sales of the Company’s products to Veris.

Cost of Sales

In April 2006, we sold a total of 408 treatment sets to Veris at a price, net of negotiated discounts, which was lower than our cost. As Veris is currently our sole customer, we believe that the price at which we sold the treatment sets to Veris represents our inventory’s current net realizable value, and therefore, we have written down the value of the treatment sets to reflect this net realizable value. Included in cost of sales for the six months ended June 30, 2006 is $1,625,000 which reflects the write-down of the treatment sets to its net realizable value.

During the three months ended June 30, 2006, as compared with the corresponding period in fiscal 2005, cost of sales reduced significantly and reflects the reduced sales in the period. In addition, during the three-month period ended June 30, 2006, Veris returned four pumps which had been sold to it in December 2005. In fiscal 2005, we had recorded an inventory loss associated with all sales made to Veris in December 2005 and did not recognize revenue due to our anticipation that Veris may not return the products shipped to it and would not be able to pay for the amounts invoiced. Accordingly, the cost of the four pumps returned by Veris, valued at $85,058, was used to reduce the cost of sales in the period.

Cost of sales for the six months ended June 30, 2006 includes a charge of $1,625,000 which reflects the write-down of our inventory of treatment sets to its net realizable value. There was no comparable expense in the six months ended June 30, 2005.

Gross Margin

Gross margin on sales was lower in the three months ended June 30, 2006 as compared with the corresponding period in fiscal 2005 due to reduced sales offset by the value of the four pumps returned by Veris in the period.

Gross margin on sales was a loss of $1,571,602 for the six months ended June 30, 2006 as compared with a profit of $297,789 during the comparative prior year period due primarily to the write-down of our inventory to its net realizable value offset by the value of the four pumps returned by Veris in the period.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change

General and administrative	$2,753,780	$2,199,372	25.2%	$4,750,365	$4,380,086	8.5%
Clinical and regulatory	1,471,473	1,309,989	12.3%	2,946,860	2,654,014	11%
Sales and marketing	465,347	380,061	22.4%	891,334	765,907	16.4%
Impairment of goodwill	65,945,686	—	100%	65,945,686	—	100%
Restructuring charges	—	—	—	819,642	—	100%
Total operating expenses	$70,636,286	$3,889,422	1716%	$75,353,887	$7,800,007	866%

General and Administrative Expenses

General and administrative expenses increased by $554,408 during the second quarter of 2006, as compared with the corresponding period of fiscal 2005, due to an increase of $376,281 in stock-based compensation expense associated with the re-pricing of out-of-the-money stock options of the Company during the period and the adoption of SFAS No. 123R beginning January 1, 2006 and an increase in employee travel and administrative expenses of $79,479. General and administrative expenses also include a charge for $250,000 which represents our exposure in respect of costs incurred by Sowood to perform its due diligence on the Company in connection with its proposed purchase of notes of the Company, the negotiations for which have been terminated as at June 29, 2006. These increases were partially offset by the decrease in professional fees and fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 of $117,579.

General and administrative expenses increased by $370,279 during the six months ended June 30, 2006, as compared with the corresponding prior year period due to an increase of $519,530 associated with stock-based compensation expense and the charge of $250,000 in respect of costs incurred by Sowood to perform its due diligence on the Company. In addition, employee travel and administrative expenses increased by $100,499 during the six-month period ended June 30, 2006. These increases were partially offset by the decrease in professional fees and fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 of $550,696.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Clinical and Regulatory Expenses

Clinical and regulatory expenses increased by $161,484 and $292,846 in the three and six months ended June 30, 2006, respectively, as compared with the corresponding prior year periods as a result of increased activities associated with the LEARN trial, or Long-term Efficacy in AMD from Rheopheresis in North America, and other clinical trials. Stock-based compensation expense also increased by $25,939 and $37,834 in the three- and six-month periods ended June 30, 2006, respectively, as a result of the re-pricing of out-of-the-money stock options of the Company during the period and the adoption of SFAS No. 123R beginning January 1, 2006.

Our goal is to establish RHEO™ Therapy as the leading treatment for Dry AMD in North America. Accordingly, we expect clinical and regulatory expenses to increase in the future as we are required to conduct an additional study of the RHEO™ System in order to support our PMA application to the FDA.

Sales and Marketing Expenses

Sales and marketing expenses increased by $85,286 in the three months ended June 30, 2006, as compared with the three months ended June 30, 2005 due to stock-based compensation expense of $169,124 associated with the re-pricing of out-of-the-money stock options of the Company during the period and the adoption of SFAS No. 123R beginning January 1, 2006. Sales and marketing expenses also include fees and expenses of the Company’s Scientific Advisory Board members of $90,371 during the three-month period ended June 30, 2006. There was no comparable expense in the prior year period. These increases in expenses were partially offset by reduced employee and travel costs during the period of $72,061 and a decrease in marketing expenses of $112,518 due to reduced marketing efforts in the period following the announcement of MIRA-1 results.

During the six months ended June 30, 2006, sales and marketing expenses increased by $125,426 as compared with the corresponding prior year period due to stock-based compensation expense of $265,502 and fees and expenses of the Scientific Advisory Board members of $153,440. There was no comparable expense in the six months ended June 30, 2005. These increases in expenses were partially offset by reduced employee and travel costs of $119,163 and a decrease in marketing expenses of $183,570 during the six months ended June 30, 2006.

We will continue to develop and execute our conference and podium strategy to ensure visibility and “evidence-based” positioning of the RHEO™ System.

Impairment of Goodwill

The continued decrease in our stock price subsequent to the February 3, 2006 announcement of MIRA-1's failure to meet its primary endpoint, the June 12, 2006 announcement of the outcome of our meeting with the FDA and the June 30, 2006 announcement of the termination of negotiations with Sowood were identified as indicators of impairment which led to an analysis of our intangible assets and goodwill which, in turn, resulted in the reporting of an impairment charge of $65,946,686. The impairment of goodwill charge of $65,946,686 in the three months ended June 30, 2006 represents the write-down of the value of goodwill acquired on the purchase of TLC Vision's 50% interest in OccuLogix, L.P. on December 8, 2004 to its fair value as at June 30, 2006. There was no comparable charge in the three-month period ended June 30, 2005.

Restructuring Charges

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we recognized a total of $819,642 in restructuring charges in the six months ended June 30, 2006. The Company implemented a number of structural and management changes designed both to support the continued development of the RHEO™ System and to execute the Company’s accelerated diversification strategy within ophthalmology. The restructuring charge of $819,642 recorded in the six months ended March 31, 2006, consists solely of severance and benefit costs related to the termination of a total of 12 employees at both the Company’s Mississauga and Palm Harbor offices. The severance and benefit costs have been fully paid by June 30, 2006. There was no comparable expense in the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2005.

Interest and Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change

Interest and other income, net	$403,504	$376,924	7%	$774,048	$743,547	4.1%

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income earned in the current periods and the corresponding prior periods as a result of the Company’s cash and short-term investment position following the raising of capital in the Company’s initial public offering plus interest accrued on the $2,000,000 loan advanced to SOLX in April 2006.

Recovery of Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change

Recovery of income taxes	$158,792	$158,792	—	$316,850	$317,583	0.2%

Recovery of Income Taxes

Recovery of income taxes represents the amortization of the deferred tax liability which was recorded based on the difference between the fair value of the intangible asset acquired in December 2004 and its tax basis. The deferred tax liability of $9,527,500 is being amortized over 15 years, the estimated useful life of the intangible asset.

Cumulative Effect of a Change in Accounting Principle

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change

Cumulative effect of a change in accounting principle	$—	$—	—	$107,045	$—	100%

Cumulative Effect of a Change in Accounting Principle

The cumulative effect of a change in accounting principle reflects the impact of our estimated forfeitures of outstanding stock option awards as of January 1, 2006. On January 1, 2006, the effective date of adopting SFAS No. 123R, we were required to estimate the number of forfeitures of our outstanding awards as of the effective date. Consolidated balance sheet amounts related to any compensation cost for these estimated forfeitures previously recognized in prior periods before the adoption of SFAS No. 123R have to be eliminated and recognized in income as the cumulative effect of a change in accounting principle as of the effective date. The compensation cost previously recognized in prior periods before the adoption of SFAS No. 123R relates to compensation expense associated with non-employee stock options.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2006	December 31, 2005	Change

Cash and cash equivalents	$18,180,386	$9,599,950	$8,580,436
Short-term investments	12,555,000	31,662,845	(19,107,845)
Total cash, cash equivalents and short-term investments	$30,735,386	$41,262,795	$(10,527,409)

Percentage of total assets	24.1%	29.9%	(5.8) pts
Working capital	$33,834,681	$44,414,947	$(10,580,266)

In December 2004, the Company raised $67,200,000 of gross cash proceeds (less issuance costs of $7,858,789) in an initial public offering of shares of its common stock. Immediately prior to the offering, the primary source of the Company’s liquidity was cash raised through the issuance of debentures.

To date, cash has been primarily utilized to finance increased infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1 clinical trial and, more recently, the LEARN and other clinical trials. We expect that, in the future, we will use our cash resources to fund our diversification strategy, the development of our infrastructure and to conduct clinical trials as we will be required to conduct a new clinical trial of the RHEO™ System, following up MIRA-1, in order to support our PMA application to the FDA.

Changes in Cash Flow

	Six Months Ended June 30,
	2006	2005	Change

Cash used in operating activities	$(8,339,814)	$(10,519,646)	$2,179,832
Cash provided by investing activities	16,686,540	4,527,269	12,159,271
Cash provided by financing activities	233,710	107,054	126,656
Net increase (decrease) in cash and cash equivalents during the period	$8,580,436	$(5,885,323)	$14,465,759

Cash Used in Operating Activities

During the six months ended June 30, 2006, net cash used to fund our operating activities was $8,339,814. The following significantly impacted the cash used to fund our operating activities:

Net loss of $72,727,546 includes $69,073,569 in non-cash charges, which are comprised primarily of the goodwill impairment of $65,945,686, and the amortization of intangible asset, fixed assets, patents and trademarks and premium/discounts on investments of $967,559 netted by applicable deferred income taxes of $317,583. Additional non-cash charges consists of $1,625,000 in inventory write-down and $959,953 stock-based compensation charges netted by the cumulative effect of a change in accounting principle of $107,045.

The net change in non-cash working capital balances related to operations for the six months ended June 30, 2006 and 2005 consists of the following:

	Six months ended June 30,
	2006	2005

Due to/from related party	$(5,957)	$111,612
Amounts receivable	43,359	(730,579)
Inventory	(1,152,288)	(2,755,107)
Prepaid expenses	503,163	(75,514)
Deposit	(5,551)	4,105
Accounts payable	(363,275)	156,019
Accrued liabilities	(638,020)	(1,325,094)
Due to stockholders	(67,269)	(273,740)
	$(1,685,838)	$(4,888,298)

•	Amounts receivable decreased due primarily to the receipt of accrued interest receivable on investments.
•	Increase in inventory balance reflects the completion of purchase obligations in line with supplier expectations.
•	Decrease in prepaid expenses is primarily from applying outstanding invoices to retainers paid in prior periods and the amortization of prepaid insurance.
•	Accounts payable and accrued liabilities decreased as payments are being made for costs associated with the Company’s activities.
•	The decrease in amounts due to stockholders is due to payments made to TLC Vision during the six-month period.

Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2006 is from the net sale of short-term investments of $19,070,000, offset by cash used to acquire fixed assets of $231,030 and $101,903 to protect and maintain patents and trademarks. Additional cash used in investing activities includes the loan of $2,000,000 advanced to SOLX in connection with the proposed acquisition of SOLX by the Company and $50,527 paid in legal fees related to the proposed SOLX acquisition.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2006 is from the exercise of options to purchase shares of common stock of the Company.

Financial Condition

Management believes that the existing cash and cash equivalents and short-term investments, together with funds expected to be generated from operations, will be sufficient to fund the Company’s anticipated level of operations and other demands and commitments until the latter half of 2007.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

•	the costs of acquiring and operating businesses that are in line with the Company’s diversification strategy;
•	the cost and results of the follow-up clinical trial of the RHEO™ System to support our PMA application to the FDA;
•	the rate of progress, cost and results of the LEARN and other clinical trials;
•	our ability to obtain FDA approval to market and sell the RHEO™ System in the United States and the timing of such approval, if any;
•	our ability to continue to sell the RHEO™ System in Canada;
•	whether government and third-party payors agree to reimburse treatments using the RHEO™ System;
•	the costs and timing of building the infrastructure to market and sell the RHEO™ System;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs of establishing sales, marketing and distribution capabilities; and
•	the effect of competing technological and market developments.

We cannot begin commercialization of the RHEO™ System in the United States until we receive FDA approval. In light of MIRA-1’s failure to meet its primary efficacy endpoint, we are required to conduct a follow-up clinical trial of the RHEO™ System in order to support our PMA application to the FDA. We recently submitted our draft IDE package to the FDA together with a draft of the protocol and are currently awaiting the FDA’s feedback which, when received, will enable us to proceed with the formal submission to the FDA of our IDE package and protocol. Accordingly, at this time, we do not know when we can expect to begin to generate revenues from the RHEO™ System in the United States. Until we can generate a sufficient amount of revenue, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. In addition, future debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay or reduce the scope of, or eliminate, some of our commercialization efforts.

RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued SFAS No. 123R which revised SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 is no longer an alternative to financial statement recognition. SFAS No. 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Accordingly, we adopted SFAS No. 123R beginning January 1, 2006. We have selected the Black-Scholes option-pricing model as our method of determining the fair value for our awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods.

The adoption of the following recent accounting pronouncements in the first six months of fiscal 2006 did not have a material impact on our results of operations and financial condition:

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140". SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", by allowing fair value re-measurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets", which provides that such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125", by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of fiscal years beginning after September 15, 2006. We do not expect the adoption of this statement to have a material impact on our results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140". SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No.156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of this statement to have a material impact on our results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, "Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize, in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our consolidated results of operations and financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are in U.S. dollars or are linked to the U.S. dollar, while a portion of our expenses are in Canadian dollars and Euros. We cannot predict any future trends in the exchange rate of the Canadian dollar or Euro against the U.S. dollar. Any strengthening of the Canadian dollar or Euro in relation to the U.S. dollar would increase the U.S. dollar cost of our operations and would affect our U.S. dollar-measured results of operations. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that that would be advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk. We believe this will minimize our market risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Management’s Report on Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures. As of the end of the six-month period ended June 30, 2006, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”). Based upon that evaluation, the CEO and the CFO have concluded that, as of the end of that fiscal period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)  Limitations on the Effectiveness of Controls. The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. However, the Company’s management, including the CEO and the CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of more controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected.

(c)  Changes in Internal Control over Financial Reporting. During the six-month period ended June 30, 2006, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has not been any default upon our senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 2006, the Company held its 2006 Annual Meeting of Stockholders. At the Annual Meeting, the following matters were submitted to a vote of stockholders:

1.	The following seven individuals were nominated and elected to serve as directors of the Company:

Elias Vamvakas	FOR:	37,497,424
	WITHHOLD AUTHORITY:	175,387
Thomas N. Davidson	FOR:	37,497,424
	WITHHOLD AUTHORITY:	175,387
Jay T. Holmes	FOR:	37,497,424
	WITHHOLD AUTHORITY:	175,387
Richard L. Lindstrom	FOR:	37,497,424
	WITHHOLD AUTHORITY:	175,387
Georges Noël	FOR:	37,497,424
	WITHHOLD AUTHORITY:	175,387
Gilbert S. Omenn	FOR:	37,497,424
	WITHHOLD AUTHORITY:	175,387
Adrienne L. Graves	FOR:	37,497,424
	WITHHOLD AUTHORITY:	175,387

2.
The holders of 37,589,805 shares of the Company’s common stock voted in favour of, 58,948 voted against and 24,058 abstained from voting with respect to the ratification of the selection of Ernst & Young LLP, auditors, to serve as independent accountants of the Company for the fiscal year ending December 31, 2006.

3.
The holders of 27,123,563 shares of the Company’s common stock voted in favour of, 1,005,028 voted against and 216,647 abstained from voting with respect to the approval of the re-pricing of certain of the Company’s outstanding stock options, of which the exercise price was greater than the weighted average trading price of the Company’s common stock on the NASDAQ National Market during the five-trading day period immediately preceding the date of the Annual Meeting (the “Current Fair Market Value”), to the Current Fair Market Value.

However, of the number of shares of the Company’s common stock indicated above as having been voted by their respective holders in favour of this matter, 287,725 was subtracted from such number since 287,725 shares of the Company’s common stock were held by insiders of the Company at the close of business on May 5, 2006, the record date for the Annual Meeting. Accordingly, the holders of 26,835,838 shares of the Company’s common stock were deemed to have voted in favour of this matter,

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

10.1
Agreement and Plan of Merger, dated as of August 1, 2006, by and among the Registrant, OccuLogix Mergeco, Inc., Solx, Inc. and Doug P. Adams, John Sullivan and Peter M. Adams, acting, in each case, in his capacity as a member of the Stockholder Representative Committee referred to therein.  (exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request).

10.2	Convertible Unsecured Promissory Note of Solx, Inc., dated August 1, 2006, in the principal amount of $240,000.
31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

OCCULOGIX, INC.

Date: August 9, 2006	By:	/s/ Elias Vamvakas
Chief Executive Officer