Form 10-Q
period 2006-09-30
OccuLogix, Inc.
filed 2006-11-09
CIK 1299139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2006

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date: 50,626,562 as of November 6, 2006

Special Note Regarding Forward-Looking Statements

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements.

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

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current
Cash and cash equivalents	$6,281,444	$9,599,950
Short-term investments	13,905,000	31,662,845
Amounts receivable, net	259,667	554,966
Inventory, net	4,484,145	4,701,464
Prepaid expenses	712,100	803,268
Deposit	10,442	4,891
Total current assets	25,652,798	47,327,384
Fixed assets, net	925,561	470,561
Patents and trademarks, net	233,698	135,232
Intangible assets, net	52,488,862	23,927,195
Goodwill	14,225,912	65,945,686
Total assets	$93,526,831	$137,806,058
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$690,262	$522,520
Accrued liabilities	1,858,970	2,226,619
Deferred revenue	38,400	—
Due to related party	—	5,065
Due to stockholders	121,238	158,233
Current portion of other liability	3,000,000	—
Total current liabilities	5,708,870	2,912,437
Deferred tax liability	20,913,879	8,853,062
Other long-term liability	3,224,606	—
Total liabilities	29,847,355	11,765,499
Stockholders’ equity
Capital stock
Common stock	50,607	42,086
Par value of $0.001 per share
Authorized: 75,000,000; Issued and outstanding:
September 30, 2006 - 50,606,562; December 31, 2005 - 42,085,853
Additional paid-in capital	353,919,327	336,977,578
Accumulated deficit	(290,290,458)	(210,979,105)
Total stockholders’ equity	63,679,476	126,040,559
Total liabilities and stockholders’ equity	$93,526,831	$137,806,058
See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)
(Unaudited)
	Three months ended,
	September 30,
	2006	2005
Revenues
Retina
Sales to unrelated parties	$53,144	$629,001
Sales to related parties	—	3,329
Glaucoma	32,300	—
Total revenues	85,444	632,330
Cost of goods sold
Retina
Cost of goods sold to unrelated parties	80,358	312,210
Cost of goods sold to related parties	—	—
Royalty costs	25,000	25,000
Glaucoma	12,047	—
Total cost of goods sold	117,405	337,210
	(31,961)	295,120
Operating expenses
General and administrative	2,314,344	2,225,136
Clinical and regulatory	1,071,380	1,140,273
Sales and marketing	505,088	324,696
	3,890,812	3,690,105
Loss from operations	(3,922,773)	(3,394,985)
Other income (expense)
Interest income, net	291,394	411,370
Other	20,704	(25,996)
	312,098	385,374
Loss before income taxes	(3,610,675)	(3,009,611)
Recovery of income taxes	26,867	155,697
Net loss for the period	$(3,583,808)	$(2,853,914)
Weighted average number of shares outstanding - basic and diluted	44,911,018	41,982,057
Basic and diluted net loss per share	$(0.08)	$(0.07)
See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)
(Unaudited)
	Nine months ended,
	September 30,
	2006	2005
Revenues
Retina
Sales to unrelated parties	$135,859	$1,552,316
Sales to related parties	—	81,593
Glaucoma	32,300	—
Total revenues	168,159	1,633,909
Cost of goods sold
Retina
Cost of goods sold to unrelated parties, net of goods recovered	1,684,675	922,764
Cost of goods sold to related parties	—	43,236
Royalty costs	75,000	75,000
Glaucoma	12,047	—
Total cost of goods sold	1,771,722	1,041,000
	(1,603,563)	592,909
Operating expenses
General and administrative	7,064,709	6,605,222
Clinical and regulatory	4,018,240	3,794,287
Sales and marketing	1,396,422	1,090,603
Impairment of goodwill	65,945,686	—
Restructuring charges	819,642	—
	79,244,699	11,490,112
Loss from operations	(80,848,262)	(10,897,203)
Other income (expense)
Interest income, net	1,072,548	1,187,392
Other	13,599	(58,471)
	1,086,147	1,128,921
Loss before income taxes and cumulative effect of a change in accounting principle	(79,762,115)	(9,768,282)
Recovery of income taxes	343,717	473,280
Loss before cumulative effect of a change in accounting principle	(79,418,398)	(9,295,002)
Cumulative effect of a change in accounting principle	107,045	—
Net loss for the period	$(79,311,353)	$(9,295,002)
Weighted average number of shares outstanding - basic and diluted	43,081,795	41,884,829
Loss before cumulative effect of a change in accounting principle per share - basic and diluted	$(1.84)	$(0.22)
Cumulative effect of a change in accounting principle per share - basic and diluted	—	—
Basic and diluted net loss per share	$(1.84)	$(0.22)
See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(expressed in U.S. dollars)
(Unaudited)

	Voting common stock at par value
	Number of shares issued	Value	Additional paid-in capital	Accumulated deficit	Net stockholders’ equity

December 31, 2005	42,085,853	$42,086	$336,977,578	$(210,979,105)	$126,040,559
Stock-based compensation	―	―	1,730,980	―	1,730,980
Common stock issued on exercise of options	120,726	121	251,014	―	251,135
Return of inventory to related party, net of inventory contributed	―	―	(34,500)	―	(34,500)
Contribution of inventory from unrelated party	―	―	11,994	―	11,994
Shares issued on acquisition of Solx, Inc.	8,399,983	8,400	15,027,569	—	15,035,969
Share issue costs	—	—	(45,308)	—	(45,308)
Net loss for the period	―	―	―	(79,311,353)	(79,311,353)
September 30, 2006	50,606,562	$50,607	$353,919,327	$(290,290,458)	$63,679,476
See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Nine months ended September 30,
	2006	2005

OPERATING ACTIVITIES
Net loss for the period	$(79,311,353)	$(9,295,002)
Adjustments to reconcile net loss to
cash used in operating activities:
Write-down of inventory	1,625,000	—
Stock-based compensation	1,838,025	216,239
Amortization of fixed assets	120,311	68,923
Amortization of patents and trademarks	3,671	4,224
Amortization of intangible assets	1,538,333	1,287,500
Impairment of goodwill	65,945,686	—
Amortization of discount on future cash payments	77,191	—
Amortization of premiums/discounts on short-term investments	35,824	100,126
Subscription receivable - provision for doubtful amount	—	34,927
Deferred income taxes	(339,183)	(476,375)
Cumulative effect of a change in accounting principle	(107,045)	—
Net change in non-cash working capital
balances related to operations	(2,279,666)	(6,160,969)
Cash used in operating activities	(10,853,206)	(14,220,407)

INVESTING ACTIVITIES
Sale of short-term investments	17,722,021	9,964,818
Additions to fixed assets	(244,292)	(153,724)
Additions to patents and trademarks	(102,137)	(15,176)
Advance to Solx, Inc., pre-acquisition	(2,265,085)	—
Acquisition costs	(861,630)	—
Payment for acquisition of Solx, Inc., net of cash acquired	(6,965,312)	—
Cash provided by investing activities	7,283,565	9,795,918

FINANCING ACTIVITIES
Proceeds from the exercise of common stock options	251,135	186,486
Proceeds from the exercise of Series A convertible preferred stock warrants	—	186,734
Fractional payout of converted shares due to preferred stockholders	—	(792)
Share issuance costs	—	(88,714)
Cash provided by financing activities	251,135	283,714

Net decrease in cash and cash equivalents during the period	(3,318,506)	(4,140,775)
Cash and cash equivalents, beginning of period	9,599,950	17,530,552
Cash and cash equivalents, end of period	$6,281,444	$13,389,777
See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars unless otherwise stated)
September 30, 2006 (Unaudited)

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). These consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of OccuLogix, Inc. (the “Company”) as of September 30, 2006 and the results of its operations for the three- and nine-month periods then ended. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of results for a full year.

These interim consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2005, except as noted below.

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

Prior to the acquisition of Solx, Inc. (“SOLX”), the Company was a single reporting unit. Therefore, management determined the fair value of the Company's goodwill using its market capitalization as opposed to the fair value of its assets and liabilities.

2.	ACQUISITIONS

On September 1, 2006, the Company acquired SOLX, a privately held company that has developed a system for the treatment of glaucoma. The SOLX DeepLight® Glaucoma Treatment System (“SOLX Glaucoma System”) developed by SOLX includes the SOLX DeepLight® 790 Titanium Sapphire Laser (“SOLX DeepLight® 790”) and the SOLX Gold Micro-Shunt (“SOLX GMS™”) which can be used separately or together to provide physicians with multiple options to manage intraocular pressure. The acquisition of SOLX represents an expansion of the Company’s ophthalmic product portfolio beyond the RHEO™ procedure for dry age-related macular degeneration, or Dry AMD. The results of SOLX’s operations have been included in the Company’s consolidated financial statements since September 1, 2006.

The Company acquired SOLX by way of a merger, in connection with which the Company issued an aggregate of 8,399,983 shares of its common stock and paid $7,000,000 in cash to the stockholders of SOLX. The Company will make additional payments of $3,000,000 and $5,000,000 in cash on the first and second anniversaries of the September 1, 2006 closing, respectively. In addition, if SOLX receives final U.S. Food and Drug Administration, or FDA, approval for the marketing and sale of the SOLX GMS™ on or prior to December 31, 2007, the Company will pay an additional $5,000,000 in cash to the former stockholders of SOLX. The stock consideration was valued based on a per share price of $1.79, being the weighted-average closing sale price of the Company’s common stock as traded on the NASDAQ National Market (“NASDAQ”) over the two-day trading period before and after August 1, 2006, being the date the terms of the acquisition of SOLX were agreed to and announced. The Company has recorded the cash payments expected to be paid on the first and second anniversaries of the closing date as a liability as of September 30, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the contingent payment of $5,000,000 was not included in the determination of the purchase price or recorded as a liability as the receipt of FDA approval for the marketing and sale of the SOLX GMS™ on or prior to December 31, 2007 is subject to many variables and is not guaranteed.

The total purchase price of $29,186,980, which includes estimated transaction costs of approximately $970,000, has been allocated as follows:

Net tangible assets	$(2,738,932)
Deferred tax liability	(12,400,000)
Intangible assets:
Shunt and laser technology	27,000,000
Regulatory and others	3,100,000
14,961,068
Goodwill	14,225,912
$29,186,980

The value of the intangible assets acquired is based on a preliminary valuation analysis provided by a third-party valuator that used the income approach to value SOLX’s shunt and laser technology (being the SOLX GMS™ and the SOLX DeepLight® 790, respectively) and the cost approach to value the regulatory and other intangible assets acquired. These estimates are based on a preliminary valuation and are subject to change upon management’s review of the final valuation.

The unaudited financial information below summarizes the consolidated results of operations of the Company and SOLX, on a pro forma basis, as though the acquisition of SOLX had been completed on January 1, 2005. The unaudited pro forma information presented below is for information purposes only and may not be indicative of the results of operations as they would have been if the acquisition had occurred on January 1, 2005, nor is it necessarily indicative of the results of operations which may occur in the future.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues	$138,994	$632,330	$264,640	$1,633,909
Net loss before cumulative effect of a change in accounting principle	(4,488,774)	(4,502,073)	(83,316,611)	(13,842,581)
Net loss	(4,488,774)	(4,502,073)	(83,209,566)	(13,842,581)
Net loss per share - basic and diluted	(0.09)	(0.09)	(1.64)	(0.28)

3.	GOODWILL

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill not be amortized but instead tested for impairment at least annually and more frequently if circumstances indicate possible impairment.

The Company’s goodwill amount by reporting unit is as follows:

	RETINA	GLAUCOMA	TOTAL

Balance, December 31, 2005	$65,945,686	$—	$65,945,686
Acquired during the period (note 2)	—	14,225,912	14,225,912
Impairment loss recognized	(65,945,686)	—	(65,945,686)
Balance, September 30, 2006	$—	$14,225,912	$14,225,912

The Company performs its annual goodwill impairment analysis on its acquired goodwill on October 1 of each year.

Retina

The Company conducted a pivotal clinical trial, called MIRA-1, or Multicenter Investigation of Rheopheresis for AMD, which, if successful, was expected to support its application to the FDA to obtain approval to market the RHEO™ System in the United States. On February 3, 2006, the Company announced that, based on a preliminary analysis of the data from MIRA-1, MIRA-1 did not meet its primary efficacy endpoint as it did not demonstrate a statistically significant difference in the mean change of Best Spectacle-Corrected Visual Acuity applying the Early Treatment Diabetic Retinopathy Scale, or ETDRS BCVA, between the treated and placebo groups in MIRA-1 at 12 months post-baseline. The Company recorded a goodwill impairment charge of $147,451,758 during the year ended December 31, 2005 as a result of a goodwill impairment re-assessment performed subsequent to the February 3, 2006 announcement.

On June 12, 2006, the Company announced that it met with the FDA to discuss the results of MIRA-1 and confirmed that the FDA will require the Company to perform an additional study of the RHEO™ System to obtain approval to market the RHEO™ System in the United States. In addition, on June 30, 2006, the Company announced that it had terminated negotiations with Sowood Capital Management LP in connection with a proposed private purchase of approximately $30,000,000 of zero-coupon convertible notes of the Company. In accordance with SFAS No. 142, the Company concluded that, based on the price of the Company’s common stock subsequent to the June 12, 2006 announcement and again after the June 30, 2006 announcement, there were sufficient indicators to require management to re-assess whether the Company’s recorded goodwill was impaired as at June 30, 2006. Based on the goodwill impairment analysis performed, the Company concluded that a further goodwill impairment charge of $65,945,686 should be recorded during the second quarter of 2006.

Glaucoma

On September 1, 2006, the Company acquired SOLX by way of a merger for a total purchase price of $29,186,980 (see note 2). Of this amount, $14,225,912 has been allocated to goodwill. The Company is currently assessing the valuation of its acquired goodwill as this is based on a preliminary valuation analysis conducted by a third party valuator and is subject to change upon management’s review of the final valuation.

4.	INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of the exclusive distribution agreements that the Company has with its major suppliers and other acquisition-related intangibles. The Company has no indefinite-lived intangible assets. The distribution agreements and other acquisition-related intangible assets are amortized using the straight-line method over an estimated useful life of 15 and 10 years, respectively. Amortization expense for the three and nine months ended September 30, 2006 and 2005 was $680,000, $1,538,333, $429,167 and $1,287,500, respectively.

As of September 1, 2006, the remaining weighted average amortization period for the distribution agreements is 13.2 years and for other acquisition-related intangible assets is 9.9 years.

Intangible assets subject to amortization consist of the following:

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Distribution agreements	$25,750,000	$3,110,305	$25,750,000	$1,822,805
Shunt and laser technology	27,000,000	225,000	—	—
Regulatory and other	3,100,000	25,833	—	—
Total	$55,850,000	$3,361,138	$25,750,000	$1,822,805

Estimated amortization expense for the intangible assets for each of the below-listed fiscal years ending December 31 is as follows:

Remainder of 2006	$1,181,666
2007	4,726,667
2008	4,726,667
2009	4,726,667
2010	4,726,667
Thereafter	32,400,528

As a result of the analysis of the data from MIRA-1 and the result of the meeting held with the FDA in June 2006, the Company concluded that there were sufficient indications that the carrying value of the distribution intangible may no longer be recoverable, thus requiring management to assess whether the Company’s distribution intangible was impaired as of June 30, 2006. Based on management’s estimates of forecasted undiscounted cash flows as of June 30, 2006, the Company concluded that there is no indication of an impairment of the Company’s distribution intangible.

The Company determined that, as at September 30, 2006, there have been no significant events which may affect the carrying value of its distribution intangible and no significant changes in the methods used to determine the fair market value of other acquisition-related intangible assets. Therefore, no impairment charge was recorded during the quarter ended September 30, 2006.

5.	RESTRUCTURING CHARGES

In March 2006, the Company implemented a number of structural and management changes designed to support both the continued development of its RHEO™ System and to execute its accelerated diversification strategy within ophthalmology. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recognized a total of $819,642 in restructuring charges in the nine months ended September 30, 2006.

The restructuring charge of $819,642 recorded in the nine months ended September 30, 2006 consists solely of severance and benefit costs related to the termination of a total of 12 employees at both the Company’s Mississauga, Ontario and Palm Harbor, Florida offices. All severance and benefit costs have been fully paid as at September 30, 2006.

6. INVENTORY

The Company evaluates its ending inventories for estimated excess quantities and obsolescence, based on expected future sales levels and estimates of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions in determining its inventory provision. During the second and third quarters of 2006, the Company sold a total of 859 treatment sets to its only customer, Veris Health Sciences Inc. (“Veris”) (see note 10), at a price lower than the Company’s cost. Accordingly, in its results of operations for the first quarter of 2006, the Company had written down the value of its treatment sets by $1,625,000 to reflect the current net realizable value of the treatment sets.

As at September 30, 2006 and December 31, 2005, the Company had inventory reserves of $3,474,870 and $1,990,830, respectively.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payments”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. Accordingly, the Company has adopted SFAS No. 123R beginning January 1, 2006. The Company has selected the Black-Scholes option-pricing model as its method of determining the fair value for its awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods (see note 8).

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

The adoption of the following recent accounting pronouncements in the first nine months of fiscal 2006 did not have a material impact on the Company’s results of operations and financial condition:

•	SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”;
•	SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29”;
•	SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes”;
•	SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”; and
•	FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, by allowing fair value re-measurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”, which provides that such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125”, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on its results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140”. SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No.156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on its results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires the Company to recognize, in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its consolidated results of operations and financial position.

8.  STOCK-BASED COMPENSATION

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

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated its financial results for prior periods. Under this transition method, the stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2006 (i)	2005 (ii)	2006 (i)	2005 (ii)

General and administrative	$683,174	$47,114	$1,266,801	$111,212
Clinical and regulatory	54,807	32,038	165,631	105,027
Sales and marketing	140,092	—	405,593	—
Stock-based compensation expense before income taxes (iii)	$878,073	$79,152	$1,838,025	$216,239

(i) At the annual meeting of stockholders of the Company held on June 23, 2006, the stockholders of the Company approved the re-pricing of all then out-of-the-money stock options of the Company. Consequently, the exercise price of all outstanding stock options of the Company that, on June 23, 2006, was greater than $2.05, being the weighted average trading price of the Company’s common stock on NASDAQ during the five-trading day period immediately preceding June 23, 2006, was adjusted downward to $2.05. 2,585,000 of the Company’s outstanding stock options with a weighted average exercise price of $8.42 were affected by the re-pricing. SFAS No. 123R requires the re-pricing of equity awards to be treated as a modification of the original award and provides that such a modification is an exchange of the original award for a new award. SFAS No. 123R considers the modification to be the repurchase of the old award for a new award of equal or greater value, incurring additional compensation cost for any incremental value. This incremental difference in value is measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of SFAS No. 123R over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. SFAS No. 123R provides that this incremental fair value, plus the remaining unrecognized compensation cost from the original measurement of the fair value of the old option, must be recognized over the remaining vesting period. Of the 2,585,000 options affected by the re-pricing, 1,196,857 were vested as at June 23, 2006. Therefore, additional compensation cost of $383,801 for the 1,196,857 stock options that were vested was recognized immediately and is included in the stock-based compensation expense for the nine months ended September 30, 2006. The remaining unrecognized incremental fair value of $188,826 plus the compensation cost from the original measurement of the fair value of the old options of $2,918,184, which totaled $3,107,010 in unrecognized compensation expense as at September 30, 2006, is expected to be amortized over a weighted average vesting period of 2.8 years.

In accordance with SFAS No. 123R, the Company also recorded a compensation expense of $3,363 in the nine months ended September 30, 2006 as the Board of Directors approved accelerating the vesting of 1,250 unvested stock options granted to a terminated employee on April 28, 2006. SFAS No. 123R treats such a modification as a cancellation of the original unvested award and the grant of a new fully vested award as of that date.

(ii)  Stock-based compensation expense for the three and nine months ended September 30, 2005 relates primarily to compensation expense associated with non-employee stock options. The fair value of these options was determined using the Black-Scholes fair value options model and was recorded in the Company’s Consolidated Statements of Operations in accordance with the provisions of SFAS No. 123.

(iii) The tax benefit associated with the Company’s stock-based compensation expense for the three and nine months ended September 30, 2006 was $324,888 and $680,070, respectively. These amounts have not been recognized in the Company’s consolidated financial statements for the three- and nine-month periods as it is more likely than not that the Company will not realize this benefit.

Net cash proceeds from the exercise of stock options were $17,425 and $174,041 for the three months ended September 30, 2006 and 2005 respectively, and $251,135 and $186,486 for the nine months ended September 30, 2006 and 2005, respectively. No income tax benefit was realized from stock option exercises during the three and nine months ended September 30, 2006 and 2005. In accordance with SFAS No. 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 was $729,611 and $1,284,930, respectively, higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three and nine months ended September 30, 2006 increased by $0.02 and $0.03, respectively, with the adoption of SFAS No. 123R.

The Company did not estimate forfeitures, resulting from the failure to satisfy performance conditions, on its outstanding awards prior to the adoption of SFAS No. 123R. Under SFAS No. 123, the Company could assume all awards will vest and reverse recognized compensation cost or adjust its disclosure for forfeited awards when the awards are actually forfeited. SFAS No. 123R requires a company to estimate the number of awards that are expected to vest and revise the estimate as actual forfeitures differ from the estimate. On January 1, 2006, the effective date of adopting SFAS No. 123R, the Company was required to estimate the number of forfeitures of its outstanding awards as of the effective date. Consolidated balance sheet amounts related to any compensation cost for these estimated forfeitures previously recognized in prior periods before the adoption of SFAS No. 123R have to be eliminated and recognized in income as the cumulative effect of a change in accounting principle as of the effective date. During the three and nine months ended September 30, 2006, the Company recognized nil and $107,045, respectively, as the cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures on its outstanding awards as at January 1, 2006. The compensation cost previously recognized in prior periods before the adoption of SFAS No. 123R relates to compensation expense associated with non-employee stock options.

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

The following table illustrates the pro forma net loss and net loss per share of common stock as if the fair value method had been applied to all awards during the three and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net loss, as reported	$(2,853,914)	$(9,295,002)
Adjustment for APB No. 25	(11,899)	—
Adjustment for SFAS No. 123	(1,100,686)	(2,695,051)
Pro forma net loss	(3,966,499)	(11,990,053)
Pro forma net loss per share - basic and diluted	$(0.09)	$(0.29)

The fair value of stock options granted during the three months ended September 30, 2006 was $1.57. The fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $1.88 and $3.49, respectively. There were no options granted during the three months ended September 30, 2005. The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Volatility	96.8%	—	97.1%	70.6%
Expected life of options	6 years	—	5.99 years	2.07 years
Risk-free interest rate	4.84%	—	4.84%	3.80%
Dividend yield	0%	—	0%	0%

The Company’s computation of expected volatility for the three months ended September 30, 2006 and the nine months ended September 30, 2006 and 2005 is based on a comparable company’s historical stock prices as the Company did not have sufficient historical data. The Company’s computation of expected life has been estimated using the “short-cut approach” as provided in Staff Accounting Bulletin No. 107. Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period. The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

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

A summary of the options issued during the nine months ended September 30, 2006 and the total number of options outstanding as of that date are set forth below:

	Number of Options Outstanding	Weighted-Average Exercise Price (i)	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2005	4,107,614	$1.75
Granted	858,750	2.00
Exercised	(120,726)	2.08		$95,975
Forfeited	(393,000)	2.05
Outstanding, September 30, 2006	4,452,638	1.76	7.88	1,424,093
Vested or expected to vest, September 30, 2006	2,915,913	1.61	7.36	1,383,107
Exercisable, September 30, 2006	2,528,471	1.53	7.13	1,395,192

(i) At the annual meeting of stockholders of the Company held on June 23, 2006, the stockholders of the Company approved the re-pricing of all then out-of-the-money stock options of the Company. Consequently, the exercise price of all outstanding stock options of the Company that, on June 23, 2006, was greater than $2.05, being the weighted average trading price of the Company’s common stock on NASDAQ during the five-trading day period immediately preceding June 23, 2006, was adjusted downward to $2.05.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 of $2.08 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on September 30, 2006). This amount changes according to the fair market value of the Company’s stock.

As at September 30, 2006, $3,523,181 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.8 years.

9.  LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Weighted average number of shares outstanding - basic	44,911,018	41,982,057	43,081,795	41,884,829
Effect of dilutive security:
Stock options	358,415	1,415,542	2,079,335	1,498,728
Weighted average number of shares - fully diluted	45,269,433	43,397,599	45,161,130	43,383,557

 10. RELATED PARTY TRANSACTIONS

The following are the Company’s related party transactions:

RHEO Clinic Inc.

	September 30,	December 31,
	2006	2005
Due to:
RHEO Clinic Inc.	$—	$5,065

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

The $5,000,000 portion of the $12,000,000 commitment which was not convertible into the Company’s common stock was not advanced and the commitment was terminated prior to the completion of the Company’s initial public offering of shares of its common stock. During the years ended December 31, 2004 and 2003, the Company issued an aggregate of $4,350,000 and $2,650,000 to TLC Vision and Diamed, respectively, under the convertible portion of the grid debentures. On December 8, 2004, as part of the corporate reorganization relating to the Company’s initial public offering, the Company issued 7,106,454 shares of its common stock to TLC Vision and Diamed, upon conversion of $7,000,000 of aggregate principal amount of convertible debentures at a conversion price of $0.98502 per share. Collectively, as at September 30, 2006, the two companies have a combined 45.4% equity interest in the Company on a fully diluted basis.

When the Company receives FDA approval to market the RHEO™ System in the United States, it will be economically dependent on Diamed to control the supply of the Octo Nova pumps used in the RHEO™ System. The Company believes that the Octo Nova pump is a critical component of the RHEO™ System.

Asahi Kasei Medical Co., Ltd.

Since 2001, the Company has been party to a distributorship agreement with Asahi Kasei Medical Co., Ltd. (“Asahi Medical”) (formerly Asahi Medical Co., Ltd.) pursuant to which Asahi Medical supplies the filter products used in the RHEO™ System.

The Company is economically dependent on Asahi Medical to continuously provide filters and believes that the filter products provided by Asahi Medical are a critical component in the RHEO™ System.

The Company entered into a new distributorship agreement (the “2006 Distributorship Agreement”), effective October 20, 2006, with Asahi Medical. The 2006 Distributorship Agreement replaced the 2001 distributorship agreement between the Company and Asahi Medical as supplemented and amended by the 2003, 2004 and 2005 Memoranda. Pursuant to the 2006 Distributorship Agreement, the Company has distributorship rights to Asahi Medical's Plasmaflo filter and Asahi Medical's second generation polysulfone Rheofilter on an exclusive basis in the United States, Mexico and certain Caribbean countries (collectively, “Territory 1-a”), on an exclusive basis in Canada, on an exclusive basis in Colombia, Venezuela, New Zealand, Australia (collectively, “Territory 2”) and on a non-exclusive basis in Italy.

Pursuant to the 2006 Distributorship Agreement, the Company will be responsible for obtaining regulatory approvals for the Plasmaflo and Rheofilter for use in the treatment of AMD in Territory 1-a, Territory 2 and Italy by December 31, 2010 and in Canada by February 28, 2009. With the exception of the FDA approval of the RHEO™ System, all of such regulatory approvals, when and if obtained, will be held in Asahi Medical’s name. The FDA approval of the RHEO™ System will be held by a special purpose corporation, to be owned as to 51% by Asahi Medical and as to 49% by the Company. Under the 2006 Distributorship Agreement, the Company will be responsible for covering costs relating to the pursuit of regulatory approvals in Territory 1-a, Canada and Territory 2, and the Company and Asahi Medical will share the costs relating to the pursuit of regulatory approval in Italy. In addition, provided that certain conditions are met, Asahi Medical will be obligated to contribute $3,000,000 toward the cost of the Company's new pivotal clinical trial of the RHEO™ System which is intended to support the Company's Pre-Market Approval application to the FDA.

With respect to the United States, subject to early termination under certain circumstances, the 2006 Distributorship Agreement has a term which will end ten years following the date on which FDA approval to market the RHEO™ System in the United States is received and contemplates successive one-year renewal terms thereafter.

The Company is subject to certain minimum purchase requirements in each of the territories covered by the 2006 Distributorship Agreement.

The Company received free inventory from Asahi Medical for the purpose of the MIRA-1 and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company has paid for the same filters purchased from Asahi Medical for purposes of commercial sales to the Company’s customers. During the second quarter of fiscal 2006, the Company returned 300 filters, valued at $60,000, to Asahi Medical as the filters were labeled for commercial use and cannot be utilized for the clinical trials. The value of the free inventory received from Asahi Medical was $25,500, $173,388 and $167,730 for the nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005, respectively.

Mr. Hans Stock (Note 11)

On February 21, 2002, the Company entered into an agreement with Mr. Stock as a result of his assistance in procuring a distributor agreement for the filter products used in the RHEO™ System from Asahi Medical. Mr. Stock agreed to further assist the Company in procuring new product lines from Asahi Medical for marketing and distribution by the Company. The agreement will remain effective for a term consistent with the term of the distributorship agreement with Asahi Medical, and Mr. Stock will receive a 5% royalty payment on the purchase of the filters from Asahi Medical. During the three and nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005, the Company paid Mr. Stock nil, nil, $67,716, $210,330 and $240,657, respectively, as royalty fees. Included in due to stockholders as at September 30, 2006 and December 31, 2005 is $48,022 and $29,663, respectively, due to Mr. Stock.

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

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totaling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock which provided for a royalty payment of 1% of product sales. During the three and nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005, the Company paid $12,500, $37,500, $12,500, $37,500 and $50,000, respectively, to Mr. Stock as royalty fees. Included in due to stockholders as at September 30, 2006 and December 31, 2005 is $12,500 and $12,500, respectively, due to Mr. Stock.

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

Effective January 1, 2004, the Company entered into a rental agreement with Cornish Properties Corporation, a company owned and managed by Mr. Cornish, pursuant to which the Company leases space from Cornish Properties Corporation at $2,745 per month. The original term of the lease extended to December 31, 2005. On November 8, 2005, as provided for in the rental agreement, the Company extended the term of the rental agreement with Cornish Properties Corporation for another year, ending December 31, 2006. In the three and nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005, the Company paid Cornish Properties Corporation an amount of $8,235, $24,705, $8,235, $24,705 and $32,940, respectively.

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

In addition, the Company entered into a consultancy and non-competition agreement on July 1, 2003 with the Center for Clinical Research (“CCR”), then a significant shareholder of the Company, which requires the Company to pay a fee of $5,000 per month. For the year ended December 31, 2003, CCR agreed to forego the payment of $75,250 due to it in exchange for options to purchase 20,926 shares of the Company’s common stock at an exercise price of $0.13 per share. In addition, CCR agreed to the repayment of the balance of $150,500 due to it at a rate of $7,500 per month beginning in July 2003. On August 22, 2005, the Company amended the consultancy and non-competition agreement with CCR such that the fee payable to it was increased from $5,000 to $15,000 per month effective January 1, 2005. The amended consultancy and non-competition agreement provides for the payment of a one-time bonus of $200,000 upon receipt by the Company of FDA approval of the RHEO™ System and the grant of 60,000 options to CCR at an exercise price of $7.15 per share. The stockholders of the Company approved the adjustment of the exercise price of these options to $2.05 per share on June 23, 2006 (see note 8). These options are expected to fully vest on receipt by the Company of FDA approval of the RHEO™ System. This resulted in a combined consulting expense, included within clinical and regulatory expense for the three and nine months ended September 30, 2006, of $36,813 and $141,263, respectively.

On September 29, 2004, the Company signed a product purchase agreement with Veris for its purchase from the Company of 8,004 treatment sets over the period from October 2004 to December 2005, a transaction valued at $6,003,000, after introductory rebates. However, due to delays in opening its planned number of clinics throughout Canada, Veris no longer required the contracted-for number of treatment sets in the period. The Company agreed to the original pricing for the reduced number of treatment sets required in the period. Dr. Machat, who is an investor in, and one of the directors of, Veris, was a co-founder and former director of TLC Vision. In December 2005, by letter agreement, the Company agreed to the volume and other terms for the purchase and sale of treatment sets and pumps for the period ending February 28, 2006. As at September 30, 2006, the Company had received a total of $1,779,566 from Veris. Included in amounts receivable, net as at September 30, 2006 and December 31, 2005 is $904,101 and $1,047,622, respectively, due from Veris for the purchase of additional pumps and treatment sets. Veris has agreed to the payment of interest at the rate of 8% per annum on all amounts outstanding for more than 45 days up to March 31, 2006, the expected date of final payment. In January 2006, the Company received from Veris an interest payment of $4,495 on amounts outstanding for more than 45 days to December 31, 2005. On February 3, 2006, the Company announced that the MIRA-1 clinical trial had not met its primary efficacy endpoint and that it would be more likely than not that the Company will be required to conduct a follow-up clinical trial of the RHEO™ System in order to support its Pre-Market Approval application to the FDA. Because of this delay in being able to pursue commercialization of the RHEO™ System in the U.S. and the resulting market reaction to this news and based on discussions with Veris, the Company believed that Veris would not be able to meet its financial obligations to the Company. Therefore, during the year ended December 31, 2005, the Company recorded an allowance for doubtful accounts of $1,047,622 against the amount due from Veris and did not accrue additional interest on the amount outstanding in the nine months ended September 30, 2006.

In April 2006, the Company agreed to sell a total of 1,000 treatment sets, with negotiated discount, to Veris at a price of $200 per treatment set which is lower than the Company’s cost. It was also agreed that payment for the treatment sets must be received by the Company in advance of shipment. In July 2006, Veris negotiated new payment terms for the treatment sets with the Company, and it was agreed that payment for the treatment sets shipped subsequent to June 2006 must be received within 60 days of shipment. The Company also agreed that all sales of treatment sets made to Veris to the end of 2006 will be at the discounted price of $200 per treatment set. During the three and nine months ended September 30, 2006, the Company received a total of $54,908 and $142,220 from Veris for the purchase of 259 and 667 treatment sets, respectively. The sale of the treatment sets is included in revenue for the three and nine months ended September 30, 2006 as all the treatment sets have been delivered to Veris. Included in amounts receivable as at September 30, 2006 is $40,704 due from Veris for the purchase of 192 treatment sets, payment for which is expected to be received by the Company on or before November 22, 2006. The sale of these treatment sets is included in deferred revenue as at September 30, 2006. Revenue will be recognized when the Company receives payment for the treatment sets. However, the Company has recorded an inventory loss in the three months ended September 30, 2006 for the sale of the 192 treatment sets as these treatment sets have been delivered to Veris.

In June 2006, Veris returned four pumps which had been sold to it in December 2005. In fiscal 2005, the Company had recorded an inventory loss associated with all sales made to Veris in December 2005 and did not recognize revenue due to the Company’s anticipation that Veris may not return the products shipped to it and would not be able to pay for the amounts invoiced. Accordingly, as at September 30, 2006, amounts receivable, net and the allowance for doubtful account recorded against the amount due from Veris has been reduced by the invoiced amount for the four pumps of $143,520. In addition, the cost of the four pumps returned by Veris, valued at $85,058, was used to reduce the cost of goods sold in the period.

The Company also entered into a clinical trial agreement on November 22, 2005 with Veris which required Veris to provide certain clinical trial services to the Company. The agreement provided for an advance payment of C$195,000 to Veris which represents 30% of the total value of the contract. The Company paid Veris C$195,000 on November 22, 2005 as provided for in the clinical trial agreement. This amount has been expensed during the year ended December 31, 2005 as the Company has suspended the clinical trial.

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

During the fourth quarter of 2004, the Company began a business relationship with Innovasium Inc. Innovasium Inc. designed and built some of the Company’s websites and also created some of the sales and marketing materials to reflect the look of the Company’s websites. Daniel Hageman, who is the President and one of the owners of Innovasium Inc., is the spouse of an officer of the Company. During the three and nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005, the Company paid Innovasium Inc. C$85,079, C$156,197, C$1,885, C$33,230 and C$123,967, respectively. Included in accounts payable and accrued liabilities as at September 30, 2006 and December 31, 2005 is C$6,766 and C$15,798, respectively, due to Innovasium Inc. These amounts are expensed in the period incurred and paid when due.

11. DUE TO STOCKHOLDERS

	September 30,	December 31,
	2006	2005
Due to:
TLC Vision Corporation	$60,716	$116,070
Other stockholder	60,522	42,163

	$121,238	$158,233

Included in amounts due to stockholders as at September 30, 2006 and December 31, 2005 is $60,716 and $116,070, respectively, owing to TLC Vision for its payment of benefits of certain employees of the Company and for computer and administrative support.

The balances due to other stockholder as of September 30, 2006 and December 31, 2005 are $60,522 and $42,163, respectively, and are for amounts due to Mr. Hans Stock for royalty fees (see note 10).

12. ACCRUED LIABILITIES

	September 30, 2006	December 31, 2005

Due to professionals	$594,341	$348,044
Due to clinical trial sites	140,880	32,936
Due to clinical trial specialists	171,182	227,009
Due to ATI	10,053	7,490
Due to employees and directors	582,179	993,177
Sales and capital taxes payable	5,956	155,604
Due to MeSys GmbH for pumps and parts	3,120	191,692
Corporate compliance	189,113	141,667
Miscellaneous	162,146	129,000
	$1,858,970	$2,226,619

13. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Nine months ended September 30,
	2006	2005

Due to related party	$(5,065)	$14,944
Amounts receivable	297,176	(470,228)
Inventory	(1,117,354)	(4,691,825)
Prepaid expenses	313,269	38,650
Deposit	(5,551)	4,105
Accounts payable	(930,706)	(92,743)
Accrued liabilities	(832,840)	(106,905)
Deferred revenue	38,400	(483,325)
Due to stockholders	(36,995)	(373,642)
	$(2,279,666)	$(6,160,969)

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Nine months ended
	September 30,
	2006	2005
Non-cash investing and financing activities
Free inventory	$(22,506)	$173,388
Common stock issued on acquisition	15,035,969	—

Additional cash flow information
Income taxes recovered, net	$4,534	$—

14. SEGMENT INFORMATION

As a result of the acquisition of SOLX (see note 2), the Company has two reportable segments: retina and glaucoma. The retina segment is in the business of commercializing the RHEO™ System which is used to perform the Rheopheresis™ procedure, a procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD. The Company began limited commercialization of the RHEO™ System in Canada in 2003 and continues to support its sole customer, Veris, in its commercial activities in Canada. The Company is currently in the process of seeking an investigational device exemption from the FDA for the purpose of a new clinical trial of the RHEO™ System. The glaucoma segment is in the business of providing treatment for glaucoma with the use of the components of the SOLX Glaucoma System which are used to provide physicians with multiple options to manage intraocular pressure. The Company is seeking to obtain 510K approval to market the components of the SOLX Glaucoma System in the United States. The Company acquired the glaucoma segment in the acquisition of SOLX on September 1, 2006; therefore, no amounts are shown for the segment in periods prior to September 1, 2006

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are minimal and are accounted for at current market prices, as if the sales or transfers were to third parties.

The Company’s reportable units are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. The Company’s business units were acquired or developed as a unit, and in the case of SOLX, management was retained at the time of acquisition.

The Company’s business units were as follows:

	RETINA	GLAUCOMA	TOTAL
Three Months Ended September 30, 2006
Revenues	$53,144	$32,300	$85,444
Net loss	(3,052,037)	(531,771))	(3,583,808)

Three Months Ended September 30, 2005
Revenues	$632,330	$—	$632,330
Net loss	(2,853,914)	—	(2,853,914)

Nine Months Ended September 30, 2006
Revenues	$135,859	$32,300	$168,159
Net loss	(78,779,582)	(531,771)	(79,311,353)
Total assets	48,481,689	45,045,142	93,526,831

Nine Months Ended September 30, 2005
Revenues	$1,633,909	$—	$1,633,909
Net loss	(9,295,002)	—	(9,295,002)
Total assets	291,487,624	—	291,487,624

15. SUBSEQUENT EVENT

The Company entered into the 2006 Distributorship Agreement, effective October 20, 2006, with Asahi Medical. The 2006 Distributorship Agreement replaced the 2001 distributorship agreement between the Company and Asahi Medical, as supplemented and amended by the 2003, 2004 and 2005 Memoranda. Pursuant to the 2006 Distributorship Agreement, the Company has distributorship rights to Asahi Medical's Plasmaflo filter and Asahi Medical's second generation polysulfone Rheofilter on an exclusive basis in the United States, Mexico and certain Caribbean countries (collectively, “Territory 1-a”), on an exclusive basis in Canada, on an exclusive basis in Colombia, Venezuela, New Zealand, Australia (collectively, “Territory 2”) and on a non-exclusive basis in Italy.

Pursuant to the 2006 Distributorship Agreement, the Company will be responsible for obtaining regulatory approvals for the Plasmaflo and Rheofilter for use in the treatment of AMD in Territory 1-a, Territory 2 and Italy by December 31, 2010 and in Canada by February 28, 2009. With the exception of the FDA approval of the RHEO™ System, all of such regulatory approvals, when and if obtained, will be held in Asahi Medical’s name. The FDA approval of the RHEO™ System will be held by a special purpose corporation, to be owned as to 51% by Asahi Medical and as to 49% by the Company. Under the 2006 Distributorship Agreement, the Company will be responsible for covering costs relating to the pursuit of regulatory approvals in Territory 1-a, Canada and Territory 2, and the Company and Asahi Medical will share the costs relating to the pursuit of regulatory approval in Italy. In addition, provided that certain conditions are met, Asahi Medical will be obligated to contribute $3,000,000 toward the cost of the Company's new pivotal clinical trial of the RHEO™ System which is intended to support the Company's Pre-Market Approval application with the FDA.

With respect to the United States, subject to early termination under certain circumstances, the 2006 Distributorship Agreement has a term which will end ten years following the date on which FDA approval to market the RHEO™ System in the United States is received and contemplates successive one-year renewal terms thereafter.

The Company is subject to certain minimum purchase requirements in each of the territories covered by the 2006 Distributorship Agreement.

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

On June 8, 2006, we met with the FDA to discuss the results of MIRA-1 and the impact the results will have on our application to market the RHEO™ System in the United States. In light of MIRA-1’s failure to meet its primary efficacy endpoint, the FDA advised that it will require an additional study of the RHEO™ System to be performed. The FDA also indicated its willingness to allow the substitution, in the upcoming study, of the new polysulfone Rheofilter™ for the older cellulose acetate filter which currently forms part of the RHEO™ System. The replacement of the filter removes the regulatory uncertainties presented by making the replacement following FDA approval. Furthermore, due to manufacturing constraints on the number of cellulose acetate filters that can be produced by Asahi Kasei Medical Co., Ltd. (“Asahi Medical”) (formerly Asahi Medical Co., Ltd.), the replacement of the filter in the new trial eliminates the need to continue to build and maintain adequate inventories of the older cellulose acetate filter in preparation for commercial launch. On August 4, 2006, we submitted our draft Investigational Device Exemption, or IDE, package to the FDA together with a draft of the new protocol and are currently awaiting the FDA’s feedback which, when received, will enable us to proceed with the formal submission to the FDA of our IDE package and protocol.

As a result of the announcement on February 3, 2006, the per share price of our common stock as traded on the NASDAQ National Market, or NASDAQ, decreased from $12.75 on February 2, 2006 to close at $4.10 on February 3, 2006. The 10-day average price of the stock immediately following the announcement was $3.65 and reflected a decrease in our market capitalization from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day average share price subsequent to the announcement. On June 12, 2006, we announced that the FDA will require us to perform an additional study of the RHEO™ System. In addition, on June 30, 2006, we announced that we had terminated negotiations with Sowood Capital Management LP (“Sowood”) in connection with a proposed private purchase of approximately $30,000,000 of zero-coupon convertible notes of the Company. The per share price of our common stock decreased subsequent to the June 12, 2006 announcement and again after the June 30, 2006 announcement. Based on the result of the analysis of the data from MIRA-1 and the events that occurred during the second quarter of fiscal 2006, we concluded that there were sufficient indicators of impairment leading to an analysis of our intangible assets and goodwill and resulting in our reporting an impairment charge to goodwill of $65,945,686 and $147,451,758 in the second quarter of 2006 and in the fourth quarter of 2005, respectively.

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

During the second and third quarters of 2006, we sold a number of treatment sets, with a negotiated discount, to Veris at a price lower than our cost. Accordingly, the price which we charged to Veris, net of a negotiated discount, represents the current net realizable value; therefore, we wrote down the value of our treatment sets to reflect their current net realizable value as at September 30, 2006.

As at September 30, 2006 and December 31, 2005, we had inventory reserves of $3,474,870 and $1,990,830, respectively. During the nine months ended September 30, 2006, we recognized a provision related to inventory of $1,625,000 based on the above analysis (2005 - nil).

In June 2006, Veris returned four pumps which had been sold to it in December 2005. In fiscal 2005, we did not recognize revenue on sales made to Veris in December 2005 and had recorded an inventory loss associated with all sales made to Veris in December 2005. Accordingly, as at September 30, 2006, amounts receivable and the allowance for doubtful account recorded against the amount due from Veris has been reduced by the invoiced amount for the four pumps of $143,520. In addition, the cost of the four pumps returned by Veris, valued at $85,058, was used to reduce the cost of sales in the period.

On September 1, 2006, we completed the acquisition of Solx, Inc. (“SOLX”), a privately held company based at the Boston University Photonics Center that has developed a system for the treatment of glaucoma. The results of SOLX’s operations have been included in our consolidated financial statements since that date. The SOLX Glaucoma Treatment System (“SOLX Glaucoma System”) developed by SOLX includes the SOLX DeepLight® 790 Titanium Sapphire Laser (“SOLX DeepLight® 790”) and the SOLX Gold Micro-Shunt (“SOLX GMS™”) which can be used separately or together to provide physicians with multiple options to manage intraocular pressure. The acquisition of SOLX represents an expansion of the Company’s ophthalmic product portfolio beyond the RHEO™ procedure for Dry AMD. This expansion or diversification has become a corporate objective, and in light of the delay in the U.S. commercial launch of the RHEO™ System, we have accelerated these plans. Our focus is on age-related eye diseases like AMD and glaucoma as they are expected to be the fastest growing segments of eye care over the next 10 years.

Our results of operations for the nine months ended September 30, 2006 were impacted by our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payments” (“SFAS No. 123R”), which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method of adoption requiring us to include this stock-compensation charge in our results of operations beginning on January 1, 2006 without restating prior periods to include stock-based compensation expense. This method also required us to estimate forfeitures as of the effective date of adoption of SFAS No. 123R and to eliminate any compensation cost previously recognized in income for periods before the effective date of adoption. This income should be recognized as the cumulative effect of a change in accounting principle as of the required effective date. Of the $1,838,025 stock-based compensation expense recognized in the nine months ended September 30, 2006, $1,266,801 is included in general and administrative expenses, $165,631 in clinical and regulatory expenses and $405,593 in sales and marketing expenses. We also recognized $107,045 as the cumulative effect of a change in accounting principle reflecting the impact of our estimated forfeitures of outstanding awards as of January 1, 2006.

At the annual meeting of stockholders of the Company held on June 23, 2006, our stockholders approved the re-pricing of all then out-of-the-money stock options of the Company. Consequently, the exercise price of all outstanding stock options that, on June 23, 2006, was greater than $2.05, being the weighted average trading price of our common stock on NASDAQ during the five-trading day period immediately preceding June 23, 2006, was adjusted downward to $2.05. 2,585,000 of the outstanding stock options with a weighted average exercise price of $8.42 were affected by the re-pricing. SFAS No. 123R treats the re-pricing of equity awards as a modification of the original award and provides that such a modification is an exchange of the original award for a new award. SFAS No. 123R considers the modification to be the repurchase of the old award for a new award of equal or greater value, incurring additional compensation cost for any incremental value. This incremental difference in value is measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of SFAS No. 123R over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. SFAS No. 123R provides that this incremental fair value, plus the remaining unrecognized compensation cost from the original measurement of the fair value of the old option, must be recognized over the remaining vesting period. Of the 2,585,000 options affected by the re-pricing, 1,196,857 were vested as at June 23, 2006. Therefore, additional compensation cost of $383,801 for the 1,196,857 options was recognized immediately and is included in the stock-based compensation expense for the nine months ended September 30, 2006. The remaining unrecognized incremental fair value of $188,826 plus the compensation cost from the original measurement of the fair value of the old options of $2,918,184, which totaled $3,107,010 in unrecognized compensation expense as at September 30, 2006, is expected to be amortized over a weighted average vesting period of 2.8 years.

In accordance with SFAS No. 123R, we also recorded a compensation expense of $3,363 in the second quarter of fiscal 2006 as our board of directors approved accelerating the vesting of 1,250 unvested stock options granted to a terminated employee on April 28, 2006. SFAS No. 123R treats such a modification as a cancellation of the original unvested award and the grant of a new fully vested award as of that date.

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

As at September 30, 2006, $3,523,181 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.8 years.

RECENT DEVELOPMENTS

We entered into a new distributorship agreement (the “2006 Distributorship Agreement”), effective October 20, 2006, with Asahi Medical. The 2006 Distributorship Agreement replaced the 2001 distributorship agreement between Asahi Medical and us, as supplemented and amended by the 2003, 2004 and 2005 Memoranda. Pursuant to the 2006 Distributorship Agreement, we have distributorship rights to Asahi Medical's Plasmaflo filter and Asahi Medical's second generation polysulfone Rheofilter on an exclusive basis in the United States, Mexico and certain Caribbean countries (collectively, “Territory 1-a”), on an exclusive basis in Canada, on an exclusive basis in Colombia, Venezuela, New Zealand, Australia (collectively, “Territory 2”) and on a non-exclusive basis in Italy.

Pursuant to the 2006 Distributorship Agreement, we will be responsible for obtaining regulatory approvals for the Plasmaflo and Rheofilter for use in the treatment of AMD in Territory 1-a, Territory 2 and Italy by December 31, 2010 and in Canada by February 28, 2009. With the exception of the FDA approval of the RHEO™ System, all of such regulatory approvals, when and if obtained, will be held in Asahi Medical’s name. The FDA approval of the RHEO™ System will be held by a special purpose corporation, to be owned as to 51% by Asahi Medical and as to 49% by the Company. Under the 2006 Distributorship Agreement, the Company will be responsible for covering costs relating to the pursuit of regulatory approvals in Territory 1-a, Canada and Territory 2, and the Company and Asahi Medical will share the costs relating to the pursuit of regulatory approval in Italy. In addition, provided that certain conditions are met, Asahi Medical will be obligated to contribute $3,000,000 toward the cost of our new pivotal clinical trial of the RHEO™ System which is intended to support our Pre-Market Approval application to the FDA.

With respect to the United States, subject to early termination under certain circumstances, the 2006 Distributorship Agreement has a term which will end ten years following the date on which FDA approval to market the RHEO™ System in the United States is received and contemplates successive one-year renewal terms thereafter.

We are subject to certain minimum purchase requirements in each of the territories covered by the 2006 Distributorship Agreement.

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

We believe that there have been no significant changes during the nine months ended September 30, 2006 to the items disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.

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

As at September 30, 2006 and December 31, 2005, we had inventory reserves of $3,474,870 and $1,990,830, respectively. During the nine months ended September 30, 2006, we recognized a provision related to inventory of $1,625,000 based on the above analysis (2005 - $1,990,830).

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

Prior to the acquisition of SOLX, the Company was a single reporting unit. Therefore, management determined the fair value of the Company's goodwill using the Company’s market capitalization as opposed to the fair value of its assets and liabilities. As a result of the announcement on February 3, 2006, the per share price of our common stock as traded on NASDAQ decreased from $12.75 on February 2, 2006 to close at $4.10 on February 3, 2006. The 10-day average price of the stock immediately following the announcement was $3.65 and reflected a decrease in our market capitalization from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day average share price subsequent to the announcement. On June 12, 2006, we announced that the FDA will require us to perform an additional study of the RHEO™ System. In addition, on June 30, 2006, we announced that we had terminated negotiations with Sowood in connection with a proposed private purchase of approximately $30,000,000 of zero-coupon convertible notes of the Company. The per share price of our common stock decreased subsequent to the June 12, 2006 announcement and again after the June 30, 2006 announcement. Based on the result of the preliminary analysis of the data from MIRA-1 and the events that occurred during the second quarter of fiscal 2006, we concluded that there were sufficient indicators of impairment leading to an analysis of our intangible assets and goodwill and resulting in our reporting an impairment charge to goodwill of $65,945,686 and $147,451,758 in the second quarter of 2006 and in the fourth quarter of 2005, respectively.

RESULTS OF OPERATIONS

Revenues, Cost of Sales and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change

Revenues	$85,444	$632,330	(86.5%)	$168,159	$1,633,909	(89.7%)
Cost of sales	117,405	337,210	(65.2%)	1,771,722	1,041,000	70.2%
Gross (loss) margin	(31,961)	295,120	(110.8%)	(1,603,563)	592,909	(370.5%)

Revenues

Subsequent to the Company’s February 3, 2006 announcement that MIRA-1 had not met its primary efficacy endpoint, our sole customer, Veris, halted purchases while the Company completed its in-depth analysis of the MIRA-1 study data. The modified per-protocol analysis of the MIRA-1 data supports historical clinical and commercial experience with respect to the safety of RHEO™ Therapy, with observed treatment side effects generally being mild, transient and self-limiting. Based on the result of the analysis and in line with our continued support of Veris in Canada, we agreed that all sales of treatment sets made to Veris in fiscal 2006, will be sold at a negotiated discounted price of $200 per treatment set which is lower than our cost. We also agreed that payment for the treatment sets sold subsequent to June 2006 must be received by the Company within 60 days of shipment. In September 2006, we sold a total of 192 treatment sets to Veris, payment for which is expected to be received in November 2006. The sale of these treatment sets is included in deferred revenue as at September 30, 2006 as revenue will not be recognized on the sale of these treatment sets until payment is received by the Company.

On September 1, 2006, the Company completed the acquisition of SOLX, and the results of SOLX’s operations have been included in our consolidated financial statements since that date.

During the third quarter of 2006, as compared with the corresponding period in fiscal 2005, revenues decreased significantly primarily due to reduced sales of components of the RHEO™ System to Veris as a result of our February 3, 2006 announcement that MIRA-1 did not meet its primary efficacy endpoint. In addition, included in revenues for the three months ended September 30, 2005 are sales made to RHEO Clinic Inc., a subsidiary of TLC Vision Corporation (“TLC Vision”) and a related party, for which we reported revenues of $3,329 in the period. RHEO Clinic Inc. has since ceased the treatment of commercial patients and is therefore no longer a source of revenue for us. Included in revenue for the three months ended September 30, 2006 is SOLX’s revenue from the sale of SOLX GMS™ units in the month of September 2006 of $32,300. There was no comparative revenue during the three months ended September 30, 2005.

Revenues for the nine months ended September 30, 2005 included revenues generated from sales made to Veris and RHEO Clinic Inc. for which we reported revenues of $1,552,316 and $81,593, respectively, in the period. The decrease in revenue in the corresponding period in 2006 is primarily due to reduced sales of the Company’s products to Veris offset by the inclusion of SOLX’s revenue during the month of September 2006 of $32,300.

Cost of Sales

During the second and third quarters of fiscal 2006, we sold a total of 859 treatment sets to Veris at a price, net of negotiated discounts, which was lower than our cost. As Veris is currently our sole customer for the RHEO™ System treatment sets, we believe that the price at which we sold the treatment sets to Veris represents our inventory’s current net realizable value, and therefore, we have written down the value of the treatment sets to reflect this net realizable value. Included in cost of sales for the nine months ended September 30, 2006 is $1,625,000 which reflects the write-down of the treatment sets to its net realizable value.

During the three months ended September 30, 2006, as compared with the corresponding period in fiscal 2005, cost of sales reduced significantly and reflects the reduced sales in the period. In addition, during the three months ended September 30, 2006, we recorded an inventory loss of $33,648 associated with the sale of 192 treatment sets made to Veris in September 2006 for which payment is yet to be received by the Company as at September 30, 2006. Revenue will be recognized when payment is received. Also included in cost of sales for the three-month period ended September 30, 2006 is the cost of sales of the SOLX GMS™ units sold by SOLX during the period.

Cost of sales for the nine months ended September 30, 2006 includes a charge of $1,625,000 which reflects the write-down of our inventory of treatment sets to its net realizable value. There was no comparable expense in the nine months ended September 30, 2005. In addition, during the nine-month period ended September 30, 2006, Veris returned four pumps which had been sold to it in December 2005. In fiscal 2005, we had recorded an inventory loss associated with all sales made to Veris in December 2005 and did not recognize revenue due to our anticipation that Veris may not return the products shipped to it and would not be able to pay for the amounts invoiced. Accordingly, the cost of the four pumps returned by Veris, valued at $85,058, was used to reduce the cost of sales in the period.

Gross Margin

Gross margin on sales was lower in the three months ended September 30, 2006 as compared with the corresponding period in fiscal 2005 due to reduced sales offset by the gross margin on sales made by SOLX during the period.

Gross margin on sales was a loss of $1,603,563 for the nine months ended September 30, 2006 as compared with a profit of $592,909 during the corresponding period in 2005 due primarily to the write-down of our inventory to its net realizable value offset by the value of the four pumps returned by Veris in the period and the gross margin on sales made by SOLX.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change

General and administrative	$2,314,344	$2,225,136	4.0%	$7,064,709	$6,605,222	7.0%
Clinical and regulatory	1,071,380	1,140,273	(6.0%)	4,018,240	3,794,287	5.9%
Sales and marketing	505,088	324,696	55.6%	1,396,422	1,090,603	28.0%
Impairment of goodwill	—	—	—	65,945,686	—	100.0%
Restructuring charges	—	—	—	819,642	—	100.0%
Total operating expenses	$3,890,812	$3,690,105	5.4%	$79,244,699	$11,490,112	589.7%

General and Administrative Expenses

General and administrative expenses increased by $89,208 during the third quarter of 2006, as compared with the corresponding period of fiscal 2005, due to an increase of $636,060 in stock-based compensation expense associated with the adoption of SFAS No. 123R beginning January 1, 2006 which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. General and administrative expenses also include a charge for $250,833 which represents the amortization of the intangible assets acquired on September 1, 2006 upon the acquisition of SOLX. These increases were partially offset by the decrease in employee and travel costs of $270,540, due in part to the grant of options to an employee in lieu of salaried compensation and reduced head count during the third quarter of 2006 as compared with the prior period in 2005. Professional fees and fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 also decreased by $456,590 while directors’ fees decreased by $74,858 due to the grant of options to the directors in lieu of their annual fees received for board and committee memberships.

General and administrative expenses increased by $459,487 during the nine months ended September 30, 2006, as compared with the corresponding period in fiscal 2005, due to an increase of $1,159,589 associated with stock-based compensation expense and the additional amortization charge of $250,833 in September 2006. These increased costs in the period were partially offset by the decrease in employee and travel expenses of $142,650 and the decrease in professional fees and fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 of $753,506. Public company costs, which includes annual report and meeting expenses and regulatory and transfer agent fees, also decreased by $71,521 in the nine months ended September 30, 2006, as compared with the corresponding period in fiscal 2005.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Clinical and Regulatory Expenses

Clinical and regulatory expenses decreased by $68,893 in the three months ended September 30, 2006 as compared with the corresponding prior year period due to a decrease in clinical trial expenses associated with the MIRA-1 trial. This decrease was offset in part by increased expenses resulting from increased activities associated with the LEARN trial, or Long-term Efficacy in AMD from Rheopheresis in North America, other clinical trials and the cost of SOLX’s clinical and regulatory expenses during the period. Stock-based compensation expense also increased by $22,653 in the three-month period ended September 30, 2006 as a result of the adoption of SFAS No. 123R beginning January 1, 2006.

During the nine months ended September 30, 2006, clinical and regulatory expenses increased by $223,953 as compared with the corresponding period in fiscal 2005 as a result of increased activities associated with the LEARN and other clinical trials and the cost of SOLX’s clinical and regulatory expenses during the period. Stock-based compensation expense also increased by $60,487 in the nine months ended September 30, 2006 as a result of the re-pricing of out-of-the-money stock options of the Company and the adoption of SFAS No. 123R beginning January 1, 2006. These increased costs were partially offset by the decrease in clinical trial expenses associated with the MIRA-1 trial during the nine months ended September 30, 2006.

Our goal is to establish the RHEO™ Therapy as the leading treatment for Dry AMD in North America and to establish the SOLX Glaucoma System as a unique, new surgery of choice for glaucoma. Accordingly, we expect clinical and regulatory expenses to increase in the future as we are required to conduct an additional study of the RHEO™ System in order to support our PMA application to the FDA. We also have to complete ongoing studies of the SOLX DeepLight® 790 and the SOLX GMS™ which are the components of the SOLX Glaucoma System in order to obtain 510K approval to market these components of the SOLX Glaucoma System in the United States.

Sales and Marketing Expenses

Sales and marketing expenses increased by $180,392 in the three months ended September 30, 2006, as compared with the three months ended September 30, 2005 due to stock-based compensation expense of $140,092 associated with the adoption of SFAS No. 123R beginning January 1, 2006. Sales and marketing expenses also include fees and expenses of the Company’s Scientific Advisory Board members of $43,930 and SOLX’s sales and marketing expenses of $76,544 for trade shows and other marketing public relations during the three-month period ended September 30, 2006. There were no comparable expenses in the prior year period. These increases in expenses were partially offset by reduced employee and travel costs during the period of $12,168 and a decrease in marketing expenses of $73,293 due to reduced marketing efforts in the period following the announcement of MIRA-1 results.

During the nine months ended September 30, 2006, sales and marketing expenses increased by $305,819 as compared with the corresponding prior year period due to stock-based compensation expense of $405,593 and fees and expenses of the Scientific Advisory Board members of $197,370 and SOLX’s sales and marketing expenses of $76,544 during the three-month period ended September 30, 2006. There were no comparable expenses in the nine months ended September 30, 2005. These increases in expenses were partially offset by reduced employee and travel costs of $131,330 and a decrease in marketing expenses of $256,863 during the nine months ended September 30, 2006.

The cornerstone of our sales and marketing strategy to date has been to increase awareness of our products among eye care professionals and, in particular, the key opinion leaders in the eye care professions. We will continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the RHEO™ and SOLX Glaucoma Systems among eye care professionals.

Impairment of Goodwill

The decrease in our stock price subsequent to the February 3, 2006 announcement of the MIRA-1 trial's failure to meet its primary efficacy endpoint, the June 12, 2006 announcement of the outcome of our meeting with the FDA and the June 30, 2006 announcement of the termination of negotiations with Sowood were identified as indicators of impairment which led to an analysis of our intangible assets and goodwill which, in turn, resulted in the reporting of an impairment charge of $65,946,686. The impairment of goodwill charge of $65,946,686 in the nine months ended September 30, 2006 represents the write-down of the value of goodwill acquired on the purchase of TLC Vision's 50% interest in OccuLogix, L.P. on December 8, 2004 to its fair value as at September 30, 2006. There was no comparable charge in the nine-month period ended September 30, 2005.

Restructuring Charges

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we recognized a total of $819,642 in restructuring charges in the nine months ended September 30, 2006. The Company implemented a number of structural and management changes designed both to support the continued development of the RHEO™ System and to execute the Company’s accelerated diversification strategy within ophthalmology. The restructuring charge of $819,642, recorded in the nine months ended September 30, 2006, consists solely of severance and benefit costs related to the termination of a total of 12 employees at both the Company’s Mississauga and Palm Harbor offices. The severance and benefit costs have been fully paid by September 30, 2006. There was no comparable expense in the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2005.

Interest and Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change

Interest and other income, net	$312,098	$385,374	(19.0%)	$1,086,147	$1,128,921	(3.4%)

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income earned in the current periods and the corresponding prior periods as a result of the Company’s cash and short-term investment position following the raising of capital in the Company’s initial public offering.

Recovery of Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change

Recovery of income taxes	$26,867	$155,697	(82.7%)	$343,717	$473,280	(27.4%)

Recovery of Income Taxes

Recovery of income taxes represents the amortization of the deferred tax liability which was recorded based on the difference between the fair value of intangible assets acquired and their tax basis. The decrease in the recovery of income taxes in the three and nine months ended September 30, 2006 as compared with the corresponding periods in fiscal 2005 represent the impact of an increase in the Company’s effective income tax rate for fiscal 2006 which resulted in an expense of $230,000. This decrease was partially offset by an increase in the recovery of income taxes in the three and nine months ended September 30, 2006, due to the additional deferred tax liability recorded in September 2006, being the difference between the fair value of the intangible assets acquired by the Company upon its acquisition of SOLX and their tax basis.

The deferred tax liability totaling $22,157,500 is being amortized over an average period of 12.3 years, the estimated average useful life of the intangible assets.

Cumulative Effect of a Change in Accounting Principle

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change

Cumulative effect of a change in accounting principle	$—	$—	—	$107,045	$—	100%

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

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2006	December 31, 2005	Change

Cash and cash equivalents	$6,281,444	$9,599,950	$(3,318,506)
Short-term investments	13,905,000	31,662,845	(17,757,845)
Total cash, cash equivalents and short-term investments	$20,186,444	$41,262,795	$(21,076,351)

Percentage of total assets	21.6%	29.9%	(8.3%)
Working capital	$19,943,928	$44,414,947	$(24,471,019)

In December 2004, the Company raised $67,200,000 of gross cash proceeds (less issuance costs of $7,858,789) in an initial public offering of shares of its common stock. Immediately prior to the offering, the primary source of the Company’s liquidity was cash raised through the issuance of debentures.

To date, cash has been primarily utilized to finance increased infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1, LEARN and other clinical trials and, more recently to acquire SOLX in line with our diversification strategy. We expect that, in the future, we will use our cash resources to continue to fund our diversification strategy, the development of our infrastructure and to conduct clinical trials as we will be required to conduct a new clinical trial of the RHEO™ System, following up MIRA-1, in order to support our PMA application to the FDA. In addition, we will use our cash resources to fund the ongoing clinical trials of the SOLX Glaucoma System.

Changes in Cash Flow

	Nine Months Ended September 30,
	2006	2005	Change

Cash used in operating activities	$(10,853,206)	$(14,220,407)	$3,367,201
Cash provided by investing activities	7,283,565	9,795,918	(2,512,353)
Cash provided by financing activities	251,135	283,714	(32,579)
Net decrease in cash and cash equivalents during the period	$(3,318,506)	$(4,140,775)	$822,269

Cash Used in Operating Activities

Net cash used to fund our operating activities during the nine months ended September 30, 2006 was $10,853,206. Net loss during that period was $79,311,353. The non-cash charges which comprise a portion of the net loss during that period consisted primarily of the goodwill impairment of $65,945,686 and the amortization of intangible assets, fixed assets, patents and trademarks, discounts on future cash payments and premium/discounts on investments of $1,775,330 netted by applicable deferred income taxes of $339,183. Additional non-cash charges consist of $1,625,000 in inventory write-down and $1,838,025 in stock-based compensation charges netted by the cumulative effect of a change in accounting principle of $107,045.

The net change in non-cash working capital balances related to operations for the nine months ended September 30, 2006 and 2005 consists of the following:

	Nine months ended September 30,
	2006	2005

Due to related party	$(5,065)	$14,944
Amounts receivable	297,176	(470,228)
Inventory	(1,117,354)	(4,691,825)
Prepaid expenses	313,269	38,650
Deposit	(5,551)	4,105
Accounts payable	(930,706)	(92,743)
Accrued liabilities	(832,840)	(106,905)
Deferred revenue and rent inducement	38,400	(483,325)
Due to stockholders	(36,995)	(373,642)
	$(2,279,666)	$(6.160,969)

•	Amounts receivable decreased due primarily to the receipt of accrued interest receivable on investments and the refund of sales taxes received in 2006.
•	Increase in inventory balance reflects the completion of purchase obligations in line with supplier expectations.
•	Decrease in prepaid expenses is primarily from applying outstanding invoices to retainers paid in prior periods and the amortization of prepaid insurance.
•	Accounts payable and accrued liabilities decreased as payments are being made for costs associated with the Company’s activities.
•	The decrease in amounts due to stockholders is due to payments made to TLC Vision during the nine-month period ended September 30, 2006.

Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2006 was $7,283,565 and resulted from cash provided from the net sale of short-term investments of $17,722,021. Cash used in investing activities during the period consists of $244,384 used to acquire fixed assets and $102,137 used to protect and maintain patents and trademarks. Additional cash used in investing activities includes cash of $7,861,661 paid by the Company, including costs of acquisition, to acquire SOLX net of cash acquired from SOLX of $34,719.  In addition, the Company advanced a totalof $2,265,085 to SOLX to support its operations prior to the acquisition.
Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2006 was $251,135 and reflects cash received from the exercise of options to purchase shares of common stock of the Company.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

•	the costs of acquiring and operating businesses that are in line with the Company’s diversification strategy;
•	the cost and results of the follow-up clinical trial of the RHEO™ System to support our PMA application to the FDA;
•	the rate of progress, cost and results of the LEARN and other clinical trials of the RHEO™ System;
•	our ability to obtain FDA approval to market and sell the RHEO™ System in the United States and the timing of such approval, if any;
•	our ability to continue to sell the RHEO™ System in Canada;
•
the cost and results, and the rate of progress, of the clinical trials of the components of the SOLX Glaucoma System to support SOLX’s application to obtain 510K approval from the FDA to market and sell the components of the SOLX Glaucoma System in the United States;

•	SOLX’s ability to obtain 510K approval to market and sell the components of the SOLX Glaucoma System in the United States and the timing of such approval, if any;
•	whether government and third-party payors agree to reimburse treatments using the RHEO™ System;
•	the costs and timing of building the infrastructure to market and sell the RHEO™ System and the components of the SOLX Glaucoma System;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs of establishing sales, marketing and distribution capabilities; and
•	the effect of competing technological and market developments.

We cannot begin commercialization of the RHEO™ System and the components of the SOLX Glaucoma System in the United States until we receive FDA approval. In light of MIRA-1’s failure to meet its primary efficacy endpoint, we are required to conduct a follow-up clinical trial of the RHEO™ System in order to support our PMA application to the FDA. On August 4, 2006, we submitted our draft IDE package to the FDA together with a draft of the protocol and are currently awaiting the FDA’s feedback which, when received, will enable us to proceed with the formal submission to the FDA of our IDE package and protocol. 510K approval is being sought for both the SOLX DeepLight® 790 and the SOLX GMS™, which are components of the SOLX Glaucoma System, under a FDA IDE study. Accordingly, at this time, we do not know when we can expect to begin to generate revenues from the RHEO™ System or the components of the SOLX Glaucoma System in the United States. Until we can generate a sufficient amount of revenue, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. In addition, future debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay or reduce the scope of, or eliminate, some of our commercialization efforts.

RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued SFAS No. 123R which revised SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 is no longer an alternative to financial statement recognition. SFAS No. 123R is effective at the beginning of the first annual period beginning after June 15, 2005. Accordingly, we adopted SFAS No. 123R beginning January 1, 2006. We have selected the Black-Scholes option-pricing model as our method of determining the fair value for our awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods.

The adoption of the following recent accounting pronouncements in the first six months of fiscal 2006 did not have a material impact on our results of operations and financial condition:

•	SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”;
•	SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29”;
•	SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB No. 20, “Accounting Changes”;
•	SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”; and
•	FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Management’s Report on Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures. As of the end of the nine-month period ended September 30, 2006, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”). Based upon that evaluation, the CEO and the CFO have concluded that, as of the end of that fiscal period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

(c)  Changes in Internal Control over Financial Reporting. During the nine month period ended September 30, 2006, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The financial reporting for the nine-month period ended September 30, 2006 includes one month of operations of SOLX which was acquired by the Company on September 1, 2006. The Company has not yet completed its review of the internal controls of SOLX.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 14, 2006, we issued an aggregate of 12,500 shares of Common Stock to Sue Howard as a result of the exercise of options to purchase common shares at an exercise price per share of $0.80 in consideration for cash.

On July 14, 2006, we issued an aggregate of 5,000 shares of Common Stock to Sue Howard as a result of the exercise of options to purchase common shares at an exercise price per share of $0.99 in consideration for cash.

On July 14, 2006, we issued an aggregate of 2,500 shares of Common Stock to Stirling Smith as a result of the exercise of options to purchase common shares at an exercise price per share of $0.99 in consideration for cash.

Each of the above issuances was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 701 thereunder.

On September 1, 2006, we issued an aggregate of 8,399,983 shares of Common Stock to the former stockholders of SOLX in connection with our acquisition of SOLX. All of the former stockholders of SOLX receiving shares of Common Stock represented that they were “accredited investors” as defined in Rule 501 under the Securities Act and such issuance in connection with the acquisition of SOLX was exempt from registration under the Securities Act pursuant to Rule 506 thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has not been any default upon our senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

10.1	2006 Distributorship Agreement between Asahi Kasei Medical Co., Ltd. and the Registrant dated October 20, 2006.
31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

OCCULOGIX, INC.

Date: November 9, 2006	By:	/s/ Elias Vamvakas
Chief Executive Officer