Form 10-K/A
period 2006-12-31
OccuLogix, Inc.
filed 2007-03-29
CIK 1299139

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

         As of March 8, 2007, there were 57,303,895 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

           This Amendment No. 1 to the Annual Report on Form 10-K filed on March 15, 2007 (the “Original Annual Report”) is being filed in order to replace Exhibits 31.1 and 31.2 to the Original Annual Report.

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

In May and June 2002, the Company entered into two separate agreements with Dr. Richard Brunner and Mr. Stock, respectively, to obtain the exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totaling 1.5% of product sales. The Company is required to make minimum advance quarterly royalty payments of $25,000 and amounts credited against future royalty payments to be made in accordance with the agreements. These agreements may be terminated by the Company upon the first to occur of:

(a) all patents of the patent rights expiring, which is June 2017;

(b) all patent claims of the patent rights being invalidated; or

(c) the introduction of a similar competing technology deployed in the United States which could not be deterred by enforcement of the patent.

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