Form 10-Q
period 2007-03-31
OccuLogix, Inc.
filed 2007-05-09
CIK 1299139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2007

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date: 57,303,895 as of May 9, 2007

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

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
(Unaudited)
(Going Concern Uncertainty - See Note 1)

	March 31, 2007	December 31, 2006
	$	$
ASSETS
Current
Cash and cash equivalents	5,266,398	5,740,697
Short-term investments	14,810,000	9,785,000
Amounts receivable, net	333,015	166,209
Inventory, net	2,742,225	2,715,737
Prepaid expenses	670,834	680,476
Deposit	10,442	10,442
Other current assets	89,800	79,200
Total current assets	23,922,714	19,177,761
Fixed assets, net	837,585	860,717
Patents and trademarks, net	265,875	234,841
Intangible asset, net	54,391,597	55,683,399
Goodwill	14,446,977	14,446,977
Total assets	93,864,748	90,403,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	438,757	395,392
Accrued liabilities	2,343,563	2,090,937
Due to stockholders	103,777	152,406
Obligation under warrants	2,626,195	—
Current portion of other long-term liability	3,000,000	3,000,000
Total current liabilities	8,512,292	5,638,735
Deferred tax liability, net	11,460,067	18,939,417
Other long-term liability	3,625,505	3,420,609
Total liabilities	23,597,864	27,998,761
Minority interest	629,996	1,184,844
Stockholders’ equity
Capital stock
Common stock	57,304	50,627
Par value of $0.001 per share
Authorized: 75,000,000; Issued and outstanding:
March 31, 2007 - 57,303,895; December 31, 2006 - 50,626,562
Additional paid-in capital	362,402,981	354,320,116
Accumulated deficit	(292,823,397)	(293,150,653)
Total stockholders’ equity	69,636,888	61,220,090
Total liabilities and stockholders’ equity	93,864,748	90,403,695

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Three months ended,
	March 31,
	2007	2006
	$	$
Revenue
Retina	90,000	—
Glaucoma	39,625	—
Total revenue	129,625	—
Cost of goods sold
Retina
Cost of goods sold	7,100	1,625,000
Royalty costs	25,000	25,000
Glaucoma
Cost of goods sold	55,508	—
Royalty costs	8,733	—
Total cost of goods sold	96,341	1,650,000
	33,284	(1,650,000)
Operating expenses
General and administrative	3,475,368	1,996,585
Clinical and regulatory	2,797,837	1,475,387
Sales and marketing	752,787	425,986
Restructuring charges	—	819,642
	7,025,992	4,717,600
Loss from operations	(6,992,708)	(6,367,600)
Other income (expense)
Interest income	215,438	370,926
Changes in fair value of obligation under warrants and warrant expense	(723,980)	—
Interest and amortization of discount on future payment expense	(221,537)	—
Other	15,845	(381)
Minority interest	554,848	—
	(159,386)	370,545
Loss before income taxes and cumulative effect of a change in accounting principle	(7,152,094)	(5,997,055)
Recovery of income taxes	2,879,350	158,058
Loss before cumulative effect of a change in accounting principle	(4,272,744)	(5,838,997)
Cumulative effect of a change in accounting principle	—	107,045
Net loss for the period	(4,272,744)	(5,731,952)
Weighted average number of shares outstanding - basic and diluted	54,558,769	42,166,561
Loss before cumulative effect of a change in accounting principle per share - basic and diluted	(0.08)	(0.14)
Cumulative effect of a change in accounting principle per share - basic and diluted	—	—
Net loss per share - basic and diluted	(0.08)	(0.14)

                See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(expressed in U.S. dollars)
(Unaudited)

	Voting common stock at par value		Additional paid-in capital	Accumulated deficit	Net stockholders’ equity
	shares issued
	#	$	$	$	$

Balance, December 31, 2006	50,626,562	50,627	354,320,116	(293,150,653)	61,220,090
Stock-based compensation	―	―	562,817	―	562,817
Shares issued on private placement of common stock	6,677,333	6,677	8,053,967	―	8,060,644
Share issue costs	―	―	(619,845)	―	(619,845)
Contribution of inventory from related party	―	―	39,240	―	39,240
Change in OcuSense, Inc.’s stockholders’ equity, stock-based compensation	―	―	46,686	―	46,686
Cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109"	—	—	—	4,600,000	4,600,000
Net loss for the period	―	―	―	(4,272,744)	(4,272,744)
Balance, March 31, 2007	57,303,895	57,304	362,402,981	(292,823,397)	69,636,888

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Three months ended March 31,
	2007	2006
	$	$

OPERATING ACTIVITIES
Net loss for the period	(4,272,744)	(5,731,952)
Adjustments to reconcile net loss to cash used in operating activities:
Write-down of inventory	—	1,625,000
Stock-based compensation	609,503	292,906
Amortization of fixed assets	94,321	32,356
Amortization of patents and trademarks	520	1,488
Amortization of intangible asset	1,291,802	429,167
Amortization of discount on future cash payments	204,896	—
Amortization of premiums/discounts on short-term investments	—	26,499
Changes in fair value of obligation under warrants and warrant expense	723,980	—
Deferred income taxes	(2,879,350)	(158,792)
Cumulative effect of a change in accounting principle	—	(107,045)
Minority interest	(554,848)	—
Net change in non-cash working capital balances related to operations	92,350	(1,282,475)
Cash used in operating activities	(4,689,570)	(4,872,848)

INVESTING ACTIVITIES
Sale of (purchase of) short-term investments	(5,025,000)	9,925,000
Additions to fixed assets	(71,189)	―
Additions to patents and trademarks	(31,554)	(71,486)
Cash (used in) provided by investing activities	(5,127,743)	9,853,514

FINANCING ACTIVITIES
Proceeds from the exercise of common stock options	—	233,710
Proceeds from the issuance of common stock	10,016,000	―
Share issuance costs	(672,986)	―
Cash provided by financing activities	9,343,014	233,710

Net (decrease) increase in cash and cash equivalents during the period	(474,299)	5,214,376
Cash and cash equivalents, beginning of period	5,740,697	9,599,950
Cash and cash equivalents, end of period	5,266,398	14,814,326

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars except as otherwise stated)
March 31, 2007 (Unaudited)

1. BASIS OF PRESENTATION, ACCOUNTING POLICIES AND GOING CONCERN UNCERTAINTY

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). These consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of OccuLogix, Inc. (the “Company”) as of March 31, 2007 and the results of its operations for the three-month period then ended. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest annual report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2007. Interim results are not necessarily indicative of results for a full year.

Accounting policies

These interim consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2006, except as noted below.

Income taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (“FIN No. 48”). FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

As a result of the implementation of the provisions of FIN No. 48, the Company recognized a deferred tax asset in the amount of $4.6 million which has been accounted for as a reduction to the January 1, 2007 deferred tax liability balance with a corresponding reduction to accumulated deficit as at January 1, 2007.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits as interest income and penalties is charged as income tax expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company did not have any liability for the payment of interest and penalties.

All federal income tax returns for the Company and its subsidiaries remain open since their respective dates of incorporation due to the existence of net operating losses. The Company and its subsidiaries have not been, nor are they currently, under examination by the Internal Revenue Service.

State income tax returns are generally subject to examination for a period of between three and five years after their filing. However, due to the existence of net operating losses, all state income tax returns of the Company and its subsidiaries since their respective dates of incorporation are subject to re-assessment. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company and its subsidiaries have not been, nor are they currently, under examination by any state tax authority.

Going concern uncertainty

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. However, during the three months ended March 31, 2007, the Company sustained losses of $4,272,744 and used cash of $4,689,570 to fund its operations. The Company’s history of losses and financial condition raise substantial doubt about the ability of the Company to continue as a going concern.

On February 6, 2007, the Company completed a private placement of shares of its common stock and warrants for total gross proceeds of $10,016,000 (less transaction costs of $770,208).

Management believes that these proceeds, together with the Company’s existing cash, will be only sufficient to cover its operating activity and other demands until early 2008. The Company currently is not generating cash from operations, and most of its cash will be utilized to fund its operations and to fund deferred acquisition payments. The Company’s operating expenses will consist mostly of expenses relating to the furtherance of its clinical trial activities and the commercialization of the SOLX Glaucoma System in Europe. Unless the Company is able to generate revenues, decrease its expenses substantially or raise additional capital, the Company will not have sufficient cash to support its operations for the next 12 months. The Company is currently pursuing fundraising opportunities, with the objective of securing funding sufficient to sustain its operations.  There can be no assurance that the Company will achieve this objective.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company were not able to continue in existence as a going concern.

2. RESTRUCTURING CHARGES

In March 2006, the Company implemented a number of structural and management changes designed to support both the continued development of its RHEO™ System to treat the dry form of age-related macular degeneration, or AMD, and to execute its accelerated diversification strategy within ophthalmology. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company recognized $819,642 in restructuring charges in the three months ended March 31, 2006.

The restructuring charges of $819,642 recorded in the three months ended March 31, 2006 consist solely of severance and benefit costs related to the termination of a total of 12 employees at both the Company’s Mississauga, Ontario and Palm Harbor, Florida offices. All severance and benefit costs have been fully paid as at December 31, 2006.

3. INVENTORY

The Company evaluates its ending inventories for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions. In April 2006, the Company sold a number of treatment sets to Veris Health Sciences Inc. (“Veris”) at a price lower than the Company’s cost. Accordingly, the Company wrote down the value of its treatment sets to reflect this current net realizable value as at March 31, 2006. During the three months ended March 31, 2007 and 2006, the Company recognized a provision related to inventory of nil and $1,625,000, respectively, based on the above analysis.

As at March 31, 2007 and December 31, 2006, the Company had inventory reserves of $4,902,620 and $5,101,394, respectively. The decrease in the inventory reserve is due to the sale of inventory during the three-month period ended March 31, 2007 that had previously been provided for.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize, in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the adoption of FIN No. 48 in the first quarter of fiscal 2007, the Company recognized a deferred tax asset in the amount of $4.6 million resulting in the reduction of the January 1, 2007 deferred tax liability balance with a corresponding reduction to accumulated deficit as at January 1, 2007.

The adoption of the following recent pronouncements during the first quarter of fiscal 2007 did not have a material impact on the Company’s results of operations and financial condition:

•	Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; and
•	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)”.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which the adoption of SFAS No. 159 will have on its consolidated results of operations and financial position.

5. CAPITAL STOCK

(a)	Common stock

On February 1, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue to those investors an aggregate of 6,677,333 shares of the Company’s common stock (the “Shares”) and five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock (the “Warrants”). The per share purchase price of the Shares was $1.50, and the per share exercise price of the Warrants is $2.20, subject to adjustment. The Warrants will become exercisable on August 6, 2007. Pursuant to the Securities Purchase Agreement, on February 6, 2007, the Company issued the Shares and the Warrants. The gross proceeds of the sale of the Shares and Warrants totaled $10,016,000 (less transaction costs of $770,208). On February 6, 2007, the Company also issued to Cowen and Company, LLC a warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock (the “Cowen Warrant”) in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the sale of the Shares and the Warrants. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which the Cowen Warrant is exercisable) are identical to those of the Warrants. The estimated grant date fair value of the Cowen Warrant of $97,222 is included in the transaction cost of $770,208 (note 5(c)).

(b)	Stock-based compensation

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

Options granted may be time-based or performance-based options. The vesting of performance-based options is contingent upon meeting company-wide goals, including obtaining U.S. Food and Drug Administration, or FDA, approval of the Company’s RHEO™ System and the achievement of a minimum amount of sales over a specified period. Generally, options expire 10 years after the date of grant. No incentive stock options granted to a 10% owner optionee shall be exercisable after the expiration of five years after the effective date of grant of such option, no option granted to a prospective employee, prospective consultant or prospective director may become exercisable prior to the date on which such person commences service, and with the exception of an option granted to an officer, director or a consultant, no option shall become exercisable at a rate less than 20% per annum over a period of five years from the effective date of grant of such option unless otherwise approved by the board of directors of the Company (the “Board of Directors”).

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

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payments”, requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s Consolidated Statements of Operations:

	Three months ended March 31,
	2007	2006
	$	$

General and administrative	373,188	169,349
Clinical and regulatory	103,188	27,433
Sales and marketing	133,127	96,124
Stock-based compensation expense before income taxes (i)	609,503	292,906

(i)
The tax benefit associated with the Company’s stock-based compensation expense for the three months ended March 31, 2007 and 2006 is $219,421 and $108,375, respectively. These amounts have not been recognized in the Company’s financial statements for these three-month periods as it is more likely than not that the Company will not realize these benefits.

Net cash proceeds from the exercise of stock options were nil and $233,710 for the three months ended March 31, 2007 and 2006, respectively. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2007 and 2006. In accordance with SFAS No. 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the three months ended March 31, 2007 and 2006 is $476,089 and $100,842, respectively, higher than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Basic and diluted loss per share for the three months ended March 31, 2007 and 2006 will be $0.01 and nil lower than the reported basic and diluted loss per share of $0.08 and $0.14, respectively, if the Company had not adopted SFAS No. 123R.

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

The fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $1.22 and $3.80, respectively. The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2007	2006

Volatility	77.0%	98.7%
Expected life of options	5.4 years	5.9 years
Risk-free interest rate	4.55%	4.65%
Dividend yield	0%	0%

The Company’s computation of expected volatility for the three months ended March 31, 2007 and 2006 is based on a comparable company’s historical stock prices as the Company did not have sufficient historical data. The Company’s computation of expected life has been estimated using the “short-cut approach” as provided in SAB No. 107 as options granted by the Company meet the criteria of “plain vanilla” options as defined in SAB No. 107. Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period. The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

A summary of the options issued during the three months ended March 31, 2007 and the total number of options outstanding as of that date are set forth below:

	Number of Options Outstanding #	Weighted-Average Exercise Price $	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding, December 31, 2006	4,237,221	1.75
Granted	296,250	1.82
Exercised	—	—
Forfeited	(225,750)	2.05
Outstanding, March 31, 2007	4,307,721	1.74	7.92	711,589
Vested or expected to vest, March 31, 2007	3,283,396	1.65	7.13	711,589
Exercisable, March 31, 2007	2,798,470	1.58	6.93	711,589

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 of $1.62 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on March 31, 2007). This amount changes according to the fair market value of the Company’s stock.

As at March 31, 2007, $2,965,459 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.44 years.

(c)	Warrants

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors (the “Securities Purchase Agreement”) (note 5(a)), the Company issued five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock to these investors. On February 6, 2007, the Company also issued a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Company’s shares of common stock and warrants pursuant to the Securities Purchase Agreement. The per share exercise price of the warrants is $2.20, subject to adjustment, and the warrants will become exercisable on August 6, 2007. All of the terms and conditions of the warrants issued to Cowen and Company, LLC (other than the number of shares of the Company's common stock into which the warrant is exercisable) are identical to those of the warrants issued to the institutional investors.

The Company accounts for the warrants issued in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretation EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS No. 133 requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. Based on the provisions of EITF 00-19, the Company determined that the warrants issued during the three months ended March 31, 2007 do not meet the criteria for classification as equity. Accordingly, the Company has classified the warrants as a current liability as at March 31, 2007.

The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Volatility	79.8%
Expected life of warrants	5 years
Risk-free interest rate	4.76%
Dividend yield	0%

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the shares of common stock and warrants issued based on their relative fair values. This resulted in an allocation of $2,052,578 to warrant liability which includes the fair value of the warrant issued in part payment of the placement fee payable to Cowen and Company, LLC of $97,222.

In addition, SFAS No. 133 requires the Company to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the warrants as at March 31, 2007 and determined the aggregate fair value to be $2,626,195, an increase of $573,617 over the initial measurement of the fair value of the warrants on the date of issuance. Accordingly, the Company recognized a loss of $573,617 in its consolidated statement of operations for the three months ended March 31, 2007 which reflect the increase in the Company’s obligation to its warrant holders as at March 31, 2007.

Transaction costs associated with the issuance of the warrants of $150,363 has been recorded as a warrant expense in the Company’s consolidated statements of operations for the three months ended March 31, 2007.

A summary of the warrants issued during the three months ended March 31, 2007 and the total number of warrants outstanding as of that date are set forth below:

	Number of Warrants Outstanding	Weighted-Average Exercise Price $

Outstanding, December 31, 2006	—	—
Granted	2,764,416	2.20
Outstanding, March 31, 2007	2,764,416	2.20

6.	LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

	Three months ended March 31,
	2007	2006

Weighted average number of shares outstanding - basic	54,558,769	42,166,561
Effect of dilutive securities:
Stock options	442,152	1,080,422
Weighted average number of shares - diluted	55,000,921	43,246,983

The warrants outstanding as at March 31, 2007 have not been included in the calculation of the diluted number of shares outstanding as at March 31, 2007 since the per share exercise price of the warrants of $2.20 is higher than the average per share price of the Company’s common stock for the three months ended March 31, 2007 of $1.63.

7.	RELATED PARTY TRANSACTIONS

The following are the Company’s related party transactions:

TLC Vision Corporation and Diamed Medizintechnik GmbH

On June 25, 2003, the Company entered into agreements with TLC Vision Corporation (“TLC Vision”) and Diamed Medizintechnik GmbH (“Diamed”) to issue grid debentures in the maximum aggregate principal amount of $12,000,000 in connection with the funding of the Company’s MIRA-1 and related clinical trials. $7,000,000 of the aggregate principal amount was convertible into shares of the Company’s common stock at a price of $0.98502 per share, and $5,000,000 of the aggregate principal amount was non-convertible.

The $5,000,000 portion of the $12,000,000 commitment which was not convertible into the Company’s common stock was not advanced and the commitment was terminated prior to the completion of the Company’s initial public offering of shares of its common stock. During the years ended December 31, 2004 and 2003, the Company issued an aggregate of $4,350,000 and $2,650,000 to TLC Vision and Diamed, respectively, under the convertible portion of the grid debentures. On December 8, 2004, as part of the corporate reorganization relating to the Company’s initial public offering, the Company issued 7,106,454 shares of its common stock to TLC Vision and Diamed, upon conversion of $7,000,000 of aggregate principal amount of convertible debentures at a conversion price of $0.98502 per share. Collectively, as at March 31, 2007, the two companies have a combined 38.9% equity interest in the Company on a fully diluted basis.

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

Pursuant to the 2006 Distributorship Agreement, the Company will be responsible for obtaining regulatory approvals for the Rheofilter filters and Plasmaflo filters for use in the treatment of AMD in Territory 1-a, Territory 2 and Italy by December 31, 2010 and in Canada by February 28, 2009. With the exception of the FDA approval of the RHEO™ System, all of such regulatory approvals, when and if obtained, will be held in Asahi Medical’s name. The FDA approval of the RHEO™ System will be held by a special purpose corporation, to be owned as to 51% by Asahi Medical and as to 49% by the Company. Under the 2006 Distributorship Agreement, the Company will be responsible for covering costs relating to the pursuit of regulatory approvals in Territory 1-a, Canada and Territory 2, and the Company and Asahi Medical will share the costs relating to the pursuit of regulatory approval in Italy. In addition, provided that certain conditions are met, Asahi Medical will be obligated to contribute $3,000,000 toward the cost of RHEO-AMD, or Safety and Effectiveness in a Multi-Center, Randomized, Sham-Controlled Investigation for Dry Non-exudative Age-Related Macular Degeneration (AMD) using Rheopheresis, the Company's new pivotal clinical trial of the RHEO™ System which is intended to support the Company's Pre-Market Approval application to the FDA.

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

The Company receives free inventory from Asahi Medical for the purpose of the RHEO-AMD trial, the LEARN, or Long-term Efficacy in AMD from Rheopheresis in North America, trials and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company has paid for the same filters purchased from Asahi Medical for purposes of commercial sales to the Company’s customers. The value of the free inventory received from Asahi Medical was $39,240 and $25,500 for the three months ended March 31, 2007 and 2006, respectively.

Mr. Hans Stock (Note 8)

On February 21, 2002, the Company entered into an agreement with Mr. Stock as a result of his assistance in procuring a distributor agreement for the filter products used in the RHEO™ System from Asahi Medical. Mr. Stock agreed to further assist the Company in procuring new product lines from Asahi Medical for marketing and distribution by the Company. The agreement will remain effective for a term consistent with the term of the distributorship agreement with Asahi Medical and Mr. Stock will receive a 5% royalty payment on the purchase of the filters from Asahi Medical. During each of the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006, the Company paid Mr. Stock nil as royalty fees. Included in due to stockholders as at March 31, 2007 and December 31, 2006 is $48,022 and $48,022, respectively, due to Mr. Stock.

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

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totaling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock which provided for a royalty payment of 1% of product sales. During the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006, the Company paid $12,500, $12,500 and $50,000, respectively, to Mr. Stock as royalty fees. Included in due to stockholders as at March 31, 2007 and December 31, 2006 is $12,500 and $12,500, respectively, due to Mr. Stock.

Other

On June 25, 2003, the Company entered into a reimbursement agreement with Apheresis Technologies, Inc., or ATI, pursuant to which employees of ATI, including John Cornish, one of the Company’s stockholders and its Vice President, Operations, provide services to the Company and ATI is reimbursed for the applicable percentage of time the employees spend working for the Company. Effective April 1, 2005, the Company terminated its reimbursement agreement with ATI such that the Company no longer compensates ATI in respect of any salary paid to, or benefits provided to, Mr. Cornish by ATI. Until April 1, 2005, Mr. Cornish did not have an employment contract with the Company and received no direct compensation from the Company. On April 1, 2005, Mr. Cornish entered into an employment agreement with the Company under which he received an annual base salary of $106,450, representing compensation to him for devoting 80% of his time to the business and affairs of the Company. Effective June 1, 2005, the Company amended its employment agreement with Mr. Cornish such that he began to receive an annual base salary of $116,723, representing compensation to him for devoting 85% of his time to the business and affairs of the Company. Effective April 13, 2006, the Company further amended its employment agreement with Mr. Cornish such that his annual base salary was decreased to $68,660 in consideration of his devoting 50% of his time to the business and affairs of the Company. Mr. Cornish continues to participate in the Company’s bonus plan and is entitled to receive, and has received, stock options pursuant to the Stock Option Plan.

During the three months ended March 31, 2007, ATI made available to the Company, upon request, the services of certain of ATI’s employees and consultants on a per diem basis. During the three months ended March 31, 2007, the Company paid ATI $18,107 under this arrangement (2006 - nil). Included in accounts payable as at March 31, 2007 and December 31, 2006 is $18,535 and $9,629, respectively, due to ATI.

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

On November 30, 2006, the Company announced that Elias Vamvakas, the Chairman, Chief Executive Officer and Secretary of the Company, had agreed to provide the Company with a standby commitment to purchase convertible debentures of the Company (“Convertible Debentures”) in an aggregate maximum amount of $8,000,000 (the “Total Commitment Amount”). Pursuant to the Summary of Terms and Conditions, executed and delivered as of November 30, 2006 by the Company and Mr. Vamvakas, during the 12-month commitment term commencing on November 30, 2006, upon no less than 45 days’ written notice by the Company to Mr. Vamvakas, Mr. Vamvakas was obligated to purchase Convertible Debentures in the aggregate principal amount specified in such written notice. A commitment fee of 200 basis points was payable by the Company on the undrawn portion of the Total Commitment Amount. Any Convertible Debentures purchased by Mr. Vamvakas would have carried an interest rate of 10% per annum and would have been convertible, at Mr. Vamvakas’ option, into shares of the Company’s common stock at a conversion price of $2.70 per share. The Summary of Terms and Conditions further provided that if the Company closes a financing with a third party, whether by way of debt, equity or otherwise and there are no Convertible Debentures outstanding, then the Total Commitment Amount was to be reduced automatically upon the closing of the financing by the lesser of: (i) the Total Commitment Amount; and (ii) the net proceeds of the financing. On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 in a private placement of shares of its common stock and warrants. The Total Commitment Amount was therefore reduced to zero, thus effectively terminating Mr. Vamvakas’ standby commitment. No portion of the standby commitment was ever drawn down by the Company, and the Company paid Mr. Vamvakas a total of $29,808 in commitment fees in February 2007.

The Company entered into a consultancy and non-competition agreement on July 1, 2003 with the Center for Clinical Research (“CCR”), then a significant shareholder of the Company, which requires the Company to pay a fee of $5,000 per month. For the year ended December 31, 2003, CCR agreed to forego the payment of $75,250 due to it in exchange for options to purchase 20,926 shares of the Company’s common stock at an exercise price of $0.13 per share. In addition, CCR agreed to the repayment of the balance of $150,500 due to it at a rate of $7,500 per month beginning in July 2003. On August 22, 2005, the Company amended the consultancy and non-competition agreement with CCR such that the fee payable to it was increased from $5,000 to $15,000 per month effective January 1, 2005. The monthly fee is fixed regardless of actual time incurred by CCR in performance of the services rendered to the Company. The agreement allows either party to convert the payment arrangement to a fee of $2,500 daily. In the event of such conversion, CCR shall provide services on a daily basis as required by the Company and will invoice the Company for the total number of days that services were provided in that month. The amended consultancy and non-competition agreement provides for the payment of a one-time bonus of $200,000 upon receipt by the Company of FDA approval of the RHEO™ System and the grant of 60,000 options to CCR at an exercise price of $7.15 per share. The stockholders of the Company approved the adjustment of the exercise price of these options to $2.05 per share on June 23, 2006. These options were scheduled to vest as to 100% when and if the Company receives FDA approval of the RHEO™ System on or before November 30, 2006, as to 80% when and if the Company receives FDA approval after November 30, 2006 but on or before January 31, 2007 and as to 60% when and if the Company receives FDA approval after January 31, 2007. In August 2006, by letter agreement between the Company and CCR, it was agreed that the monthly fee of $15,000 would be suspended at the end of August 2006 until CCR’s services will be required by the Company in the future. This resulted in a combined consulting expense, included within clinical and regulatory expense for the three months ended March 31, 2007 and 2006, of $11,594 and $51,071, respectively.

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

In April 2006, the Company agreed to sell a total of 1,000 treatment sets, with a negotiated discount, to Veris at a price of $200 per treatment set, which is lower than the Company’s cost. It was also agreed that payment for the treatment sets must be received by the Company in advance of shipment. In July 2006, Veris negotiated new payment terms with the Company, and it was agreed that payment for treatment sets shipped subsequent to June 2006 must be received within 60 days of shipment. The Company also agreed that all sales of treatment sets made to Veris to the end of 2006 will remain at the discounted price of $200 per treatment set. During the year ended December 31, 2006, the Company received a total of $171,800 from Veris for the purchase of 1,207 treatment sets. The sale of the treatment sets was included in revenue for the year ended December 31, 2006 as all the treatment sets had been delivered to Veris. In November 2006, the Company sold 348 treatment sets to Veris for $73,776, including applicable taxes, payment for which was not received by the Company within the agreed 60-day credit period. The sale of these treatment sets was not recognized as revenue for the year ended December 31, 2006 as the Company believed that Veris would not be able to meet its financial obligations to the Company. In January 2007, the Company met with the management of Veris and agreed to forgive the outstanding amount receivable of $73,776 for the purchase of 348 treatment sets delivered to Veris in November 2006. This amount wsa therefore not included in amounts receivable as of December 31, 2006. In addition, the Company recorded an inventory loss of $60,987 in the year ended December 31, 2006 for the sale of these 348 treatment sets since these treatment sets had been delivered to Veris already.

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

In March 2007, Veris negotiated new payment terms with the Company, and it was agreed that payment for treatment sets shipped subsequent to March 2007 must be received within 180 days of shipment.

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

During the fourth quarter of 2004, the Company began a business relationship with Innovasium Inc. Innovasium Inc. designed and built some of the Company’s websites and also created some of the sales and marketing materials to reflect the look of the Company’s websites. Daniel Hageman, who is the President and one of the owners of Innovasium Inc., is the spouse of an officer of the Company. During the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006, the Company paid Innovasium Inc. C$13,737, C$27,636 and C$44,219, respectively. Included in accounts payable and accrued liabilities as at March 31, 2007 and December 31, 2006 is C$17,341 and nil, respectively, due to Innovasium Inc. These amounts are expensed in the period incurred and paid when due.

8. DUE TO STOCKHOLDERS

	March 31,	December 31,
	2007	2006
	$	$
Due to:
TLC Vision Corporation	43,255	91,884
Other stockholder	60,522	60,522
	103,777	152,406

Included in amounts due to stockholders as at March 31, 2007 and December 31, 2006 is $43,255 and $91,884, respectively, owing to TLC Vision for its payment of benefits of certain employees of the Company and for computer and administrative support.

The balances due to other stockholder as of March 31, 2007 and December 31, 2006 is $60,522 and $60,522, respectively, and is for amounts due to Mr. Hans Stock for royalty fees (note 7).

9. GUARANTY

As of September 1, 2006, Solx, Inc. (“SOLX”), a wholly-owned subsidiary of the Company, granted a security interest in all of its intellectual property to Doug P. Adams, John Sullivan and Peter M. Adams, in their capacity as members of the Stockholder Representative Committee acting on behalf of the former stockholders of SOLX, in order to secure SOLX’s obligations under the Guaranty, dated as of September 1, 2006, by SOLX in favor of Doug P. Adams, John Sullivan and Peter M. Adams, in their capacity as members of the Stockholder Representative Committee (the “Guaranty”). Pursuant to the Guaranty, SOLX guaranteed the Company’s obligation to pay the Stockholder Representative Committee, acting on behalf of the former stockholders of SOLX, an aggregate amount of up to $13,000,000, being the maximum aggregate amount of the purchase price remaining payable to the former stockholders of SOLX.

10.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2007	December 31, 2006
	$	$

Due to professionals	478,276	709,047
Due to clinical trial sites	229,562	195,074
Due to clinical trial specialists	323,777	206,642
Product development costs	297,075	124,312
Due to employees and directors	542,889	464,146
Sales tax and capital tax payable	12,394	12,394
Due to MeSys GmbH for pump parts	15,981	—
Corporate compliance	265,219	227,475
Interest payable	—	10,758
Miscellaneous	178,390	141,089
	2,343,563	2,090,937

11. CONSOLIDATED STATEMENTS OF CASHFLOW

The net change in non-cash working capital balances related to operations consists of the following:

	Three months ended March 31,
	2007	2006
	$	$

Due to related party	—	21,861
Amounts receivable	(166,806)	26,037
Inventory	12,752	(957,270)
Prepaid expenses	9,642	13,532
Deposit	—	(6,423)
Accounts payable	43,365	(422,023)
Accrued liabilities	252,626	14,479
Due to stockholders	(48,629)	27,332
Other current assets	(10,600)	—
	92,350	(1,282,475)

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Three months ended
	March 31,
	2007	2006
	$	$
Non-cash financing activities
Warrant issued in part payment of placement fee	97,222	—
Free inventory	39,240	25,500
Additional cash flow information
Interest paid	11,180	—

12. SEGMENTED INFORMATION

The Company has two reportable segments: retina and glaucoma. The retina segment is in the business of commercializing the RHEO™ System which is used to perform the Rheopheresis™ procedure, a procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD. The Company began limited commercialization of the RHEO™ System in Canada in 2003 and continues to support its sole customer, Veris, in its commercial activities in Canada. On January 26, 2007, the FDA issued an IDE number for RHEO-AMD, the Company’s new clinical study of the RHEO™ System, allowing patient enrollment to commence within the first quarter of 2007. The glaucoma segment is in the business of providing treatment for glaucoma with the use of the components of the SOLX Glaucoma System which are used to provide physicians with multiple options to manage intraocular pressure. The Company is seeking to obtain 510(k) approval to market the components of the SOLX Glaucoma System in the United States. The Company acquired the glaucoma segment in the acquisition of SOLX on September 1, 2006; therefore, no amounts are shown for the segment in periods prior to September 1, 2006. Other is made up of the TearLab™ business which is currently developing technologies that enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers in tears using nanoliters of tear film. The Company acquired the TearLab™ business in the acquisition of 50.1% of the capital stock of OcuSense, Inc. (“OcuSense”) on a fully diluted basis, on November 30, 2006; therefore, no amounts are shown in periods prior to November 30, 2006. The TearLab™ business does not meet the quantitative criteria to be disclosed separately as a reportable segment.

The accounting policies of the segments are consistent with the accounting policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2006. Intersegment sales and transfers are minimal and are accounted for at current market prices, as if the sales or transfers were to third parties.

The Company’s reportable units are strategic business units that offer different products and services. They are managed separately, because each business unit requires different technology and marketing strategies. The Company’s business units were acquired or developed as a unit, and in the case of SOLX and OcuSense, their respective management was retained at the time of acquisition.

The Company’s business units were as follows:

	Retina	Glaucoma	Other	Total
	$	$	$	$
Three months ended March 31, 2007
Revenue	90,000	39,625	—	129,625
Expenses:
Cost of goods sold	32,100	64,241	—	96,341
Operating	2,831,167	1,686,143	1,122,039	5,639,349
Depreciation and amortization	464,897	803,084	118,662	1,386,643
Loss from operations	(3,238,164)	(2,513,843)	(1,240,701)	(6,992,708)
Interest income	203,868	—	11,570	215,438
Interest expense	(221,115)	—	(422)	(221,537)
Other income (expense), net	(708,135)	—	—	(708,135)
Minority interest	—	—	554,848	554,848
Recovery of income taxes	1,326,800	1,060,729	491,821	2,879,350
Net loss	(2,636,746)	(1,453,114)	(182,884)	(4,272,744)

Total assets	44,292,290	43,368,144	6,204,314	93,864,748

Three months ended March 31, 2006
Revenue	—	—	—	—
Expenses:
Cost of goods sold	1,650,000	—	—	1,650,000
Operating	3,434,947	—	—	3,434,947
Depreciation and amortization	463,011	—	—	463,011
Restructuring charges	819,642	—	—	819,642
Loss from operations	(6,367,600)	—	—	(6,367,600)
Interest income	370,926	—	—	370,926
Other expense, net	(381)	—	—	(381)
Recovery of income taxes	158,058	—	—	158,058
Cumulative effect of a change in accounting principle	107,045	—	—	107,045
Net loss	(5,731,952)	—	—	(5,731,952)

Year ended December 31, 2006
Total assets	40,762,771	44,158,205	5,482,719	90,403,695

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
In light of the MIRA-1 study results, we re-evaluated our Pre-market Approval Application, or PMA, submission strategy and then met with representatives of the FDA on June 8, 2006 in order to discuss the impact the MIRA-1 results would have on our PMA to market the RHEO™ System in the United States. As expected, in light of MIRA-1’s failure to meet its primary efficacy endpoint, the FDA advised us that it will require an additional study of the RHEO™ System to be performed. At that meeting, the FDA confirmed its willingness to allow the substitution, in the new study, of the new polysulfone Rheofilter™ filter for the older cellulose acetate filter which currently forms part of the RHEO™ System. The immediate replacement of the filter avoids the regulatory uncertainties that would arise, were the replacement to take place following receipt of FDA approval. Furthermore, due to manufacturing constraints on the number of cellulose acetate filters that can be produced by their manufacturer, Asahi Kasei Medical Co., Ltd. (formerly Asahi Medical Co., Ltd.), or Asahi Medical, the replacement of the filter in the new trial eliminates the need to continue to build and maintain adequate inventories of the older cellulose acetate filter that the Company had been building and maintaining in preparation for commercial launch. On January 29, 2007, the Company announced that it had obtained Investigational Device Exemption clearance from the FDA to commence the new pivotal clinical trial of the RHEO™ System, called RHEO-AMD, or Safety and Effectiveness in a Multi-center, Randomized, Sham-controlled Investigation for Dry, Non-exudative Age-Related Macular Degeneration (AMD) Using Rheopheresis. We enrolled our first patient in the screening phase of the RHEO-AMD trial in March 2007.

As a result of the announcement on February 3, 2006, the per share price of our common stock as traded on the NASDAQ Global Market, or NASDAQ, decreased from $12.75 on February 2, 2006 to close at $4.10 on February 3, 2006. The 10-day average price of the stock immediately following the announcement was $3.65 and reflected a decrease in our market capitalization from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day average share price subsequent to the announcement. On June 12, 2006, we announced that the FDA will require us to perform an additional study of the RHEO™ System. In addition, on June 30, 2006, we announced that we had terminated negotiations with Sowood Capital Management LP (“Sowood”) in connection with a proposed private purchase of approximately $30,000,000 of zero-coupon convertible notes of the Company. The per share price of our common stock decreased subsequent to the June 12, 2006 announcement and again after the June 30, 2006 announcement. Based on the result of the analysis of the data from MIRA-1 and the events that occurred during the second quarter of fiscal 2006, we concluded that there were sufficient indicators of impairment leading to an analysis of our intangible assets and goodwill and resulting in our reporting an impairment charge to goodwill of $65,945,686 and $147,451,758 in the second quarter of 2006 and in the fourth quarter of 2005, respectively.

We believed that the announcement on February 3, 2006 made it unlikely that we would be able to collect on amounts outstanding from Veris Health Sciences Inc. (“Veris”), resulting in a provision for bad debts of $1,049,297, of which $518,852 related to revenue recognized prior to December 2005 and $530,445 related to goods shipped to Veris, in December 2005, and for which revenue was not recognized. We also recognized an inventory loss of $252,071, representing the cost of goods shipped to Veris in December 2005 which we do not anticipate will be returned by Veris. We have also fully expensed the C$195,000 advance paid to Veris in connection with clinical trial services that were to have been provided by Veris for MIRA-PS, one of our clinical trials which we have suspended. We evaluated our ending inventories as at December 31, 2005 on the basis that Veris may not be able to increase its commercial activities in Canada in line with our initial expectations. Accordingly, we have set up a provision for obsolescence of $1,990,830 for treatment sets that will unlikely be utilized prior to their expiration dates.

In April 2006, we sold a number of treatment sets, with a negotiated discount, to Veris at a price lower than our cost. Accordingly, the price which we charged to Veris, net of a negotiated discount, represents the current net realizable value; therefore, we wrote down the value of our treatment sets to reflect their current net realizable value as at March 31, 2006. During the three months ended March 31, 2006, we recognized a provision related to inventory of $1,625,000 based on the above analysis (2007 - nil). We also set up an additional provision for obsolescence of $1,679,124 during the year ended December 31, 2006 for treatment sets that will unlikely be utilized prior to their expiration dates.

As at March 31, 2007 and December 31, 2006, the Company had inventory reserves of $4,902,620 and $5,101,394, respectively. The decrease in the inventory reserve is due to the sale of inventory during the three-month period ended March 31, 2007 that had previously been provided for.

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

In March 2007, Veris negotiated new payment terms with the Company, and it was agreed that payment for treatment sets shipped subsequent to March 2007 must be received within 180 days of shipment.

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

On September 1, 2006, we completed the acquisition of Solx, Inc. (“SOLX”) for a total purchase price of $29,068,443 which includes acquisition-related transaction costs of $851,279. In connection with the payment of the purchase price, the Company issued an aggregate of 8,399,983 shares of its common stock and paid $7,000,000 in cash to the former stockholders of SOLX. The Company remains indebted to the former stockholders of SOLX in an aggregate amount of up to $13,000,000 for the outstanding portion of the purchase price of SOLX. SOLX is a Boston University Photonics Center-incubated company that has developed a system for the treatment of glaucoma called the SOLX Glaucoma System. The results of SOLX’s operations have been included in our consolidated financial statements since September 1, 2006. The SOLX Glaucoma Treatment System is a next-generation treatment platform designed to reduce intra-ocular pressure, or IOP, without a bleb (which is a surgically created flap that serves as a drainage pocket underneath the surface of the eye), thus avoiding its related complications. The SOLX Glaucoma System consists of the SOLX 790 Laser, a titanium sapphire laser used in laser trabeculoplasty procedures, and the SOLX Gold Shunt, a 24-karat gold, ultra-thin drainage device designed to bridge the anterior chamber and the suprachoroidal space in the eye, using the pressure differential that exists naturally in the eye in order to reduce IOP.

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

The acquisition of SOLX represents an expansion of the Company’s ophthalmic product portfolio beyond the RHEO™ procedure for Dry AMD. In anticipation of the delay in the U.S. commercial launch of the RHEO™ System, we accelerated our expansion plans. Our focus is on age-related eye diseases like AMD and glaucoma as they are expected to be the fastest growing segments of eye care over the next 10 years.

On November 30, 2006, we acquired 50.1% of the capital stock of OcuSense, Inc., or OcuSense, measured on a fully diluted basis, for a total purchase price of $4,171,098 which includes acquisition-related transaction costs of $171,098. The Company will make additional payments totaling $4,000,000 upon the attainment of two pre-defined milestones by OcuSense prior to May 1, 2009. The contingent payments totaling $4,000,000 were not included in the determination of the purchase price or recorded as a liability since the achievement of the two pre-defined milestones prior to May 1, 2009 is not guaranteed.

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

On November 30, 2006, we announced that Elias Vamvakas, our Chairman and Chief Executive Officer, had agreed to provide us with a standby commitment to purchase convertible debentures of the Company (“Convertible Debentures”) in an aggregate maximum amount of $8,000,000 (the “Total Commitment Amount”). Pursuant to the Summary of Terms and Conditions, executed and delivered as of November 30, 2006 by the Company and Mr. Vamvakas, during the 12-month commitment term commencing on November 30, 2006, upon no less than 45 days’ written notice by the Company to Mr. Vamvakas, Mr. Vamvakas was obligated to purchase Convertible Debentures in the aggregate principal amount specified in such written notice. A commitment fee of 200 basis points was payable by the Company on the undrawn portion of the Total Commitment Amount. Any Convertible Debentures purchased by Mr. Vamvakas would have carried an interest rate of 10% per annum and would have been convertible, at Mr. Vamvakas’ option, into shares of the Company’s common stock at a conversion price of $2.70 per share. The Summary of Terms and Conditions further provided that if the Company closed a financing with a third party, whether by way of debt, equity or otherwise and there are no Convertible Debentures outstanding, then, the Total Commitment Amount was to be reduced automatically upon the closing of the financing by the lesser of: (i) the Total Commitment Amount; and (ii) the net proceeds of the financing. On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 in a private placement of shares of its common stock and warrants. The Total Commitment Amount was therefore reduced to zero, thus effectively terminating Mr. Vamvakas’ standby commitment. No portion of the standby commitment was ever drawn down by the Company, and the Company paid Mr. Vamvakas a total of $29,808 in commitment fees in February 2007.

Our results of operations for the three months ended March 31, 2007 and 2006 were impacted by our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payments” (“SFAS No. 123R”), which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method of adoption requiring us to include this stock-based compensation charge in our results of operations beginning on January 1, 2006 without restating prior periods to include stock-based compensation expense. Stock-based compensation expense was $609,503 and $292,906 during the three months ended March 31, 2007 and 2006, respectively. This method also required us to estimate forfeitures as of the effective date of adoption of SFAS No. 123R and to eliminate any compensation cost previously recognized in income for periods before the effective date of adoption. This compensation cost previously recognized in income should be recognized as the cumulative effect of a change in accounting principle as of the required effective date. We also recognized $107,045 as the cumulative effect of a change in accounting principle reflecting the impact of our estimated forfeitures of outstanding awards as of January 1, 2006.

As at March 31, 2007, $2,965,459 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.44 years.

On February 1, 2007, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which we agreed to issue to the investors an aggregate of 6,677,333 shares of our common stock (the “Shares”) and five-year warrants exercisable into an aggregate of 2,670,933 shares of our common stock (the “Warrants”). The per share purchase price of the Shares is $1.50, and the per share exercise price of the Warrants is $2.20, subject to adjustment. The Warrants will become exercisable on August 6, 2007. Pursuant to the Securities Purchase Agreement, on February 6, 2007, we issued the Shares and the Warrants. The gross proceeds of sale of the Shares totaled $10,016,000 (less transaction costs of $770,208). On February 6, 2007, we also issued to Cowen and Company, LLC a warrant exercisable into an aggregate of 93,483 shares of our common stock (the “Cowen Warrant”) in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the sale of the Shares and the Warrants. All of the terms and conditions of the Cowen Warrant (other than the number of shares of our common stock into which the Cowen Warrant is exercisable) are identical to those of the Warrants. The estimated grant date fair value of the Cowen Warrant of $97,222 is included in the transaction cost of $770,208.

We account for the warrants issued in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretation EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS No. 133 requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. Based on the provisions of EITF 00-19, we determined that the warrants issued during the three months ended March 31, 2007 do not meet the criteria for classification as equity. Accordingly, we have classified the warrants as a current liability as at March 31, 2007. The estimated fair value of the warrants was determined using the Black-Scholes options pricing model. We initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the shares of common stock and warrants issued based on their relative fair values. This resulted in an allocation of $2,052,578 to the warrant liability which includes the fair value of the warrant issued in part payment of the placement fee payable to Cowen and Company, LLC of $97,222. SFAS No. 133 also requires the Company to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the warrants as at March 31, 2007 and determined the aggregate fair value to be $2,626,195, an increase of $573,617 over the initial measurement of the fair value of the warrants on the date of issuance. Accordingly, we recognized a loss of $573,617 in our consolidated statements of operations for the three months ended March 31, 2007 to reflect the increase in the fair value of the warrants as at March 31, 2007. Transaction costs associated with the issuance of the warrants of $150,363 was recorded as a warrant expense in the Company’s consolidated statements of operations for the three months ended March 31, 2007.

On March 11, 2007, our board of directors approved the grant to the directors of the Company, other than Mr. Vamvakas, of a total of 165,000 options under the 2002 Stock Option Plan. In exchange for these options, each of the directors of the Company will forego the cash remuneration which he or she would have been entitled to receive from us during the financial year ended December 31, 2007 in respect of (i) his or her annual director's fee of U.S.$15,000, (ii) in the case of those directors who chair a committee of the board of directors of the Company, his or her fee of U.S.$5,000 per annum for chairing such committee and (iii) his or her fee of U.S.$2,500 per fiscal quarter for the quarterly in-person meetings of the board of directors of the Company. The number of options granted to each of the directors was determined to be 8% higher in value than the cash remuneration to which the directors would have been entitled during the financial year ended December 31, 2007 and was determined using the Black-Scholes valuation method, based on an attributed value of $1.64 per share of the Company's common stock underlying such options. The number of options granted to each director, calculated using this methodology, was then rounded up to the nearest 1,000. These options are exercisable immediately and will remain exercisable until the tenth anniversary of the date of their grant, notwithstanding any earlier disability or death of the holder thereof or any earlier termination of his or her service to the Company. The exercise price of each option is set at $1.82, which was the per share closing price of the Company's common stock on NASDAQ on March 9, 2007, the last trading day prior to the date of grant.

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

We believe that there have been no significant changes during the three months ended March 31, 2007 to the items disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K, except as noted below.

Income taxes

On January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (“FIN No. 48”). FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

As a result of the implementation of the provisions of FIN No. 48, the Company recognized a deferred tax asset in the amount of $4.6 million which has been accounted for as a reduction to the January 1, 2007 deferred tax liability balance with a corresponding reduction to accumulated deficit as at January 1, 2007.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits as interest income and penalties is charged as income tax expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company did not have any liability for the payment of interest and penalties.

All federal income tax returns for the Company and its subsidiaries remain open since their respective dates of incorporation due to the existence of net operating losses. The Company and its subsidiaries have not been, nor are they currently, under examination by the Internal Revenue Service.

State income tax returns are generally subject to examination for a period of between three and five years after their filing. However, due to the existence of net operating losses, all state income tax returns of the Company and its subsidiaries since their respective dates of incorporation are subject to reassessment. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company and its subsidiaries have not been, nor are they currently, under examination by any state tax authority.

RESULTS OF OPERATIONS

Revenues, Cost of Sales and Gross Margin

	Three Months Ended March 31,
	2007	2006	Change
	$	$

Revenues
Retina revenue	90,000	—	N/M*
Glaucoma revenue	39,625	—	N/M*
	129,625	—	N/M*
Cost of sales
Retina cost of sales	32,100	1,650,000	(98)%
Glaucoma cost of sales	64,241	—	N/M*
	96,341	1,650,000	(94)%
Gross margin
Retina gross margin	57,900	(1,650,000)	104%
Percentage of retina revenue	65%	N/M*	N/M*
Glaucoma gross loss	(24,616)	—	N/M*
Percentage of glaucoma revenue	(62)%	—	N/M*
Total gross margin (loss)	33,284	(1,650,000)	102%
Percentage of total revenue	26%	N/M*	N/M*

*N/M - Not meaningful

Revenues

Retina Revenue

Retina revenue consists of revenue generated from the sale of components of the RHEO™ System which consists of the OctoNova pump and the disposable treatment sets, which include two disposable filters and applicable tubing.

During the three months ended March 31, 2007, we sold a total of 600 treatment sets at a negotiated price of $150 per treatment set to Macumed AG, a company based in Switzerland. There were no sales in the three months ended March 31, 2006 as Veris halted purchases while the Company completed its in-depth analysis of the MIRA-1 study data subsequent to the Company’s February 3, 2006 announcement that MIRA-1 had not met its primary efficacy endpoint.

Glaucoma Revenue

Glaucoma revenue consists of revenue generated from the sale of components of the SOLX Glaucoma System.

On September 1, 2006, the Company completed the acquisition of SOLX, and the results of SOLX’s operations have been included in our consolidated financial statements since that date. Revenue for the three months ended March 31, 2007 therefore includes the sale of components of the SOLX Glaucoma System during the three-month period. There was no comparative revenue during the three months ended March 31, 2006.

Cost of Sales

Cost of sales includes costs of goods sold and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the RHEO™ System and the SOLX Glaucoma System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, logistics inventory management and recurring regulatory costs associated with conducting business and ISO certification.

Retina Cost of Sales

During fiscal 2006, we sold a number of treatment sets to Veris at a price, net of negotiated discounts, which was lower than our cost. As Veris was then our sole customer for the RHEO™ System treatment sets, the price at which we sold the treatment sets to Veris represented our inventory’s then current net realizable value, and therefore, we have written down the value of the treatment sets to reflect this net realizable value. Included in cost of sales for the three months ended March 31, 2006, is $1,625,000 which reflects the write-down of the treatment sets to its net realizable value. In addition, we evaluated our ending inventories as at December 31, 2006 on the basis that Veris may not be able to increase its commercial activities in Canada in line with our initial expectations. Accordingly, we set up an additional provision for obsolescence of $1,679,124 during the year ended December 31, 2006 for treatment sets that will unlikely be utilized prior to their expiration dates (2005 - $1,990,830). As at December 31, 2006, the value of our commercial inventory of treatment sets was nil.

Cost of sales for the three months ended March 31, 2007 includes royalty fees payable to Dr. Brunner and Mr. Stock and freight charges on the treatment sets sold and delivered to Macumed AG during the three-month period. Included in cost of sales for the three months ended March 31, 2006 is royalty fees payable to Dr. Brunner and Mr. Stock and a charge of $1,625,000 which reflects the write-down of the treatment sets to its then net realizable value. There was no comparable expense in the three months ended March 31, 2007.

Glaucoma Cost of Sales

Cost of sales includes the cost of the components of the SOLX Glaucoma System sold during the three-month period ended March 31, 2007. There was no comparative expense during the three months ended March 31, 2006 as we completed the acquisition of SOLX on September 1, 2006.

Gross Margin

Retina Gross Margin

During the three months ended March 31, 2007 as compared with the three months ended March 31, 2006, our retina gross margin increased by 104% due to sales of treatment sets during the three months ended March 31, 2007 and increased cost of sales during the three months ended March 31, 2006 due to the inventory write-down recorded during the period.

Glaucoma Gross Margin

Gross loss on the sale of the components of the SOLX Glaucoma System was $24,616 during the three months ended March 31, 2007. Gross margins are affected by product mix. Upon receipt of 510(k) clearance for the SOLX Gold Shunt, we expect that we will sell more SOLX Gold Shunts for which the margins are much higher than the SOLX 790 Laser.

Operating Expenses

	Three Months Ended March 31,
	2007	2006	Change
	$	$

General and administrative	3,475,368	1,996,585	74%
Clinical and regulatory	2,797,837	1,475,387	90%
Sales and marketing	752,787	425,986	77%
Restructuring charges	—	819,642	(100)%
	7,025,992	4,717,600	49%

General and Administrative Expenses

General and administrative expenses increased by $1,478,783 during the three months ended March 31, 2007, as compared with the corresponding period in fiscal 2006, due to an increase of $862,635 in amortization of intangible assets expense associated with the intangible assets acquired upon the acquisition of SOLX and OcuSense on September 1, 2006 and November 30, 2006, respectively. Stock-based compensation expense also increased by $203,839 and reflects the expense related to the fair value of the stock options granted to the directors of the Company (other than Mr. Vamvakas) in lieu of fiscal 2007 annual fees payable for board and committee memberships. Also included in general and administrative expenses for the three months ended March 31, 2007 is the cost of SOLX and OcuSense’s employee and related travel costs and other administrative costs which totaled $403,630 for the three-month period. There was no comparative expense during the three months ended March 31, 2006 as we completed the acquisition of SOLX and OcuSense during the second half of fiscal 2006.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Clinical and Regulatory Expenses

Clinical and regulatory expenses increased by $1,322,450 during the three months ended Mach 31, 2007, as compared with the corresponding prior year period, due to an increase in clinical trial expenses associated with the RHEO-AMD trial of $534,866, the cost of SOLX’s clinical and regulatory expenses of $621,448 and OcuSense’s product development and regulatory costs of $938,081 during the period. Stock-based compensation expense also increased by $75,755 during the three months ended March 31, 2007 as a result of the expense related to the grant of stock options to certain of SOLX’s employees stock-based compensation expense associated with OcuSense’s outstanding options. There was no comparable expense during the three months ended March 31, 2006. These increases in cost during the three months ended March 31, 2007 were offset in part by the decrease in costs associated with the MIRA-1 trial, the LEARN, or Long-term Efficacy in AMD from Rheopheresis in North America, trials and other related clinical trials of $933,937 as the Company completed the analysis of the MIRA-1 data during the first half of fiscal 2006 and the treatment phase of the LEARN trials was completed in December 2006.

Our goal is to establish the RHEO™ Therapy as the leading treatment for Dry AMD in North America and to establish the SOLX Glaucoma System as a unique, new surgery of choice for glaucoma. Accordingly, we expect clinical and regulatory expenses to increase in the future as we are required to conduct RHEO-AMD, an additional study of the RHEO™ System in order to support our PMA application for the RHEO™ System to the FDA. We also have to complete ongoing studies of the SOLX 790 Laser and the SOLX Gold Shunt in order to obtain 510(k) approval to market them in the United States. In addition, we have to complete product development of OcuSense’s TearLab™ test for DES. Following the completion of product development, OcuSense will have to conduct clinical trials in order to seek a 510(k) clearance and a CLIA waiver from the FDA for the TearLab™ test for DES.

Sales and Marketing Expense

Sales and marketing expenses increased by $326,801 during the three months ended March 31, 2007, as compared with the prior period in fiscal 2006, due to SOLX’s sales and marketing expenses of $234,192 for trade shows, physician education and training and other marketing public relations during the three-month period ended March 31, 2007. There were no comparable expenses in the prior year period. Employee and travel costs also increased by $120,066 during the three months ended March 31, 2007 due to SOLX’s commercialization activities in Europe.

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

Restructuring Charges

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we recognized a total of $819,642 in restructuring charges during the three months ended March 31, 2006. The Company implemented a number of structural and management changes designed both to support the continued development of the RHEO™ System and to execute the Company’s accelerated diversification strategy within ophthalmology. The restructuring charge of $819,642, recorded in the three months ended March 31, 2006, consists solely of severance and benefit costs related to the termination of a total of 12 employees at both the Company’s Mississauga and Palm Harbor offices. The severance and benefit costs were fully paid by December 31, 2006. There was no comparable expense during the three months ended March 31, 2007.

Other Income (Expenses)

	Three Months Ended March 31,
	2007	2006	Change
	$	$

Interest income	215,438	370,926	(42)%
Changes in fair value of obligation under warrants and warrant expense	(723,980)	—	N/M*
Interest and amortization of discount on future payment expense	(221,537)	—	N/M*
Other	15,845	(381)	4,259%
Minority interest	554,848	—	N/M*
	(159,386)	370,545	(143)%
*N/M - Not meaningful

Interest Income

Interest income consists of interest income earned in the current period and the corresponding prior period as a result of the Company’s cash and short-term investment position following the raising of capital in the Company’s initial public offering in December 2004 and from the private placement of the Company’s shares of common stock and warrants in February 2007.

Changes in fair value of obligation under warrants and warrant expense

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock to these investors. On February 6, 2007, the Company also issued a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Company’s shares of common stock and warrants. The per share exercise price of the warrants is $2.20, subject to adjustment, and the warrants will become exercisable on August 6, 2007. All of the terms and conditions of the warrants issued to Cowen and Company, LLC (other than the number of shares of the Company's common stock into which the warrant is exercisable) are identical to those of the warrants issued to the institutional investors. The Company accounts for the warrants in accordance with the provisions of SFAS No. 133 along with related interpretation EITF 00-19. Based on the provisions of EITF 00-19, the Company determined that the warrants issued during the three months ended March 31, 2007 do not meet the criteria for classification as equity. Accordingly, the Company has classified the warrants as a current liability as at March 31, 2007. The estimated fair value was determined using the Black-Scholes option-pricing model. In addition, SFAS No. 133 requires the Company to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the warrants as at March 31, 2007 and determined the aggregate fair value to be $2,626,195, an increase of $573,617 over the initial measurement of the fair value of the warrants on the date of issuance.

Changes in fair value of obligation under warrants and warrant expense for the three months ended March 31, 2007 includes a charge of $573,617 which reflect the increase in the fair value of the warrants as at March 31, 2007 over the initial measurement of the fair value of the warrants on the date of issuance. Transaction costs associated with the issuance of the warrants of $150,363 has also been recorded as a warrant expense in the Company’s consolidated statement of operations for the three months ended March 31, 2007. There was no comparable expense in the three months ended March 31, 2006.

Interest and Amortization of Discount on Future Payment Expense

In connection with the acquisition of SOLX on September 1, 2006, we remain indebted to the former stockholders of SOLX in an aggregate amount of up to $13,000,000 for the outstanding portion of the purchase price of SOLX. $5,000,000 of this amount is payable in cash on the second anniversary of the September 1, 2006 closing. This $5,000,000 amount has been recorded as a long-term liability at its present value, discounted at the incremental borrowing rate of the Company as at August 1, 2006. The difference between the discounted value and the $5,000,000 payable is being amortized using the effective yield method over the two-year period with the monthly expense being charged as an interest expense in the Company’s consolidated statements of operations. Interest and amortization of discount on future payment expense for the three months ended March 31, 2007 consists primarily of the amortization expense for the three-month period. There was no comparable expense in the three months ended March 31, 2006.

Other Income (Expense)

Other income for the three months ended March 31, 2007 consists of foreign exchange gain of $15,845 due to exchange rate fluctuations on the Company’s foreign currency transactions. Other expense was $381 for the three months ended March 31, 2006 and consists of miscellaneous tax expense of $5,713 offset in part by a foreign exchange gain of $5,332 during the period.

Minority Interest

Minority interest is from our acquisition of 50.1% of the capital stock of OcuSense, on a fully diluted basis, on November 30, 2006. The results of OcuSense’s operations have been included in our consolidated financial statements since that date. Income from minority interest of $554,848 for the three months ended March 31, 2007 relates to the loss reported by OcuSense in which the Company has a shared interest with minority stockholders.

Recovery of Income Taxes

	Three Months Ended March 31,
	2007	2006	Change
	$	$

Recovery of income taxes	2,879,350	158,058	1,722%

Recovery of Income Taxes

Recovery of income taxes increased by $2,721,292 during the three months ended March 31, 2007, as compared with the prior period in 2006. This increase is due primarily to a deferred tax recovery amount of $2,368,156 associated with the recognition of a deferred tax asset from the availability of fiscal 2007 first quarter net operating losses in the United States which may be utilized to reduce taxes in future years.

Recovery of income taxes for the three months ended March 31, 2007 and 2006 also includes the amortization of the deferred tax liability which was recorded based on the difference between the fair value of intangible assets acquired and their tax bases. The increase in the amount recorded during the three months ended March 31, 2007 as compared with the corresponding period in fiscal 2006 is due to the additional deferred tax liability recorded upon the acquisition of SOLX and OcuSense, being the difference between the fair value of the intangible assets acquired by the Company upon its acquisition of SOLX and OcuSense and their tax bases. The deferred tax liability totaling $23,462,064 is being amortized over an average period of 11.98 years, the estimated weighted-average useful life of the intangible assets.

Cumulative Effect of a Change in Accounting Principle

	Three Months Ended March 31,
	2007	2006	Change
	$	$

Cumulative effect of a change in accounting principle	—	107,045	N/M*

*N/M - Not material

Cumulative Effect of a Change in Accounting Principle

The cumulative effect of a change in accounting principle reflects the impact of our estimated forfeitures of outstanding stock option awards as of January 1, 2006. On January 1, 2006, the effective date of adopting SFAS No. 123R, we were required to estimate the number of forfeitures of our outstanding awards as of the effective date. Consolidated balance sheet amounts related to any compensation cost for these estimated forfeitures previously recognized in prior periods before the adoption of SFAS No. 123R have to be eliminated and recognized in income as the cumulative effect of a change in accounting principle as of the effective date. There was no comparable expense in the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2007	December 31, 2006	Change
	$	$

Cash and cash equivalents	5,266,398	5,740,697	(474,299)
Short-term investments	14,810,000	9,785,000	5,025,000
	20,076,398	15,525,697	4,550,701

Percentage of total assets	21%	17%	4 points
Working capital	15,410,422	13,539,026	1,871,396

In December 2004, the Company raised $67,200,000 of gross cash proceeds (less issuance costs of $7,858,789) in an initial public offering of shares of its common stock. Immediately prior to the offering, the primary source of the Company’s liquidity was cash raised through the issuance of debentures.

On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 (less issuance costs of $770,208) in a private placement of shares of its common stock and warrants.

To date, cash has been primarily utilized to finance increased infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1, LEARN and RHEO-AMD trials and other clinical trials and, more recently, to acquire SOLX and OcuSense in line with our diversification strategy. We expect that, in the future, we will use our cash resources to continue to fund our diversification strategy, the development of our infrastructure and to conduct RHEO-AMD and complete ongoing clinical trials. In addition, we will use our cash resources to fund the ongoing clinical trials of the SOLX Glaucoma System, the completion of product development of OcuSense’s TearLab™ test for DES and clinical trials that will be required for the TearLab™ test for DES. In addition, in connection with the acquisition of SOLX on September 1, 2006, we remain indebted to the former stockholders of SOLX in an aggregate amount of up to $13,000,000 for the outstanding portion of the purchase price of SOLX. We also remain indebted to OcuSense in an aggregate amount of up to $4,000,000 for the outstanding portion of the purchase price of the capital stock of OcuSense that we acquired on November 30, 2006. Furthermore, we are legally committed to make an additional equity investment of $3,000,000 upon receipt, if any, from the FDA of a 510(k) clearance for the TearLab™ test for DES and another additional equity investment of $3,000,000 upon receipt, if any, from the FDA of a CLIA waiver for the TearLab™ test for DES.

Management believes that the existing cash and cash equivalents and short term investments, together with funds expected to be generated from operations, will be sufficient to fund the Company’s anticipated level of operations and other demands and commitments until early 2008.

Changes in Cash Flows

	Three Months Ended March 31,
	2007	2006	Change
	$	$

Cash used in operating activities	(4,689,570)	(4,872,848)	183,278
Cash (used in) provided by investing activities	(5,127,743)	9,853,514	(14,981,257)
Cash provided by financing activities	9,343,014	233,710	9,109,304
Net (decrease) increase in cash and cash equivalents during the period	(474,299)	5,214,376	(5,688,675)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the three months ended March 31, 2007 was $4,689,570. Net loss during the three-month period was $4,707,024. The non-cash charges which comprise a portion of the net loss during that period consisted primarily of the change in the fair value of obligation under warrants and warrant expense of $723,980 and the amortization of intangible assets, fixed assets, patents and trademarks and discount on future cash payments of $1,591,539 netted by applicable deferred income taxes of $2,445,070. Additional non-cash charges consist of $609,503 in stock-based compensation charges netted by minority interest of $554,848.

The net change in non-cash working capital balances related to operations for the three months ended March 31, 2007 and 2006 consists of the following:

	Three months ended March 31,
	2007	2006
	$	$

Due to related party	—	21,861
Amounts receivable	(166,806)	26,037
Inventory	12,752	(957,270)
Prepaid expenses	9,642	13,532
Deposit	—	(6,423)
Accounts payable	43,365	(422,023)
Accrued liabilities	252,626	14,479
Due to stockholders	(48,629)	27,332
Other current assets	(10,600)	—
	92,350	(1,282,475)

•	Amounts receivable increased due to accrued interest receivable on investments, trade receivables and sales taxes receivable.
•	Decrease in inventory reflects the sale of the components of the SOLX Glaucoma System offset by the receipt of inventory to be utilized for the RHEO-AMD and related clinical trials.
•	Decrease in prepaid expenses is primarily due to the amortization of prepaid insurance during the three-month period.
•
Accounts payable and accrued liabilities increased and reflect an increase in amounts owed for costs associated with the Company’s activities, including clinical trial activities, with respect to some of which the Company has not yet received invoices.

•	The decrease in amounts due to stockholders is due to payments made to TLC Vision Corporation during the three months ended March 31, 2007.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2007 was $5,127,743 and resulted from cash provided from the net purchase of short-term investments of $5,025,000. Cash used in investing activities during the period consists of $71,189 used to acquire fixed assets and $31,554 used to protect and maintain patents and trademarks. Cash provided by investing activities was $9,853,514 for the three months ended March 31, 2006. Net cash provided by investing activities for the year ended December 31, 2005 was from the net sale of short-term investments of $9,925,000 offset by cash used to purchase of fixed assets of $71,486.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2007 was $9,343,014 and is made up of gross proceeds received in the amount of $10,016,000 from the private placement of shares of the Company’s common stock and warrants less issuance costs of $770,208 which includes the fair value of the warrant issued in part payment of the placement fee of $97,222. Cash provided by financing activities was $233,710 for the three months ended March 31, 2006 and reflects cash received from the exercise of options to purchase shares of common stock of the Company.

Financial Condition

Management believes that the existing cash and cash equivalents and short-term investments, together with funds expected to be generated from operations and the net proceeds of the private placement of the Company’s shares completed on February 6, 2007, will be sufficient to fund the Company’s anticipated level of operations and other demands and commitments until early 2008.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

•	the costs of operating SOLX and OcuSense;
•	the rate of progress, cost and results of the RHEO-AMD trial, the LEARN trials and other clinical trials of the RHEO™ System;
•	our ability to obtain FDA approval to market and sell the RHEO™ System in the United States and the timing of such approval, if any;
•	our ability to continue to sell the RHEO™ System in Canada and Europe;
•
the cost and results, and the rate of progress, of the clinical trials of the components of the SOLX Glaucoma System to support SOLX’s application to obtain 510(k) approval from the FDA to market and sell the components of the SOLX Glaucoma System in the United States;

•	SOLX’s ability to obtain 510(k) approval to market and sell the components of the SOLX Glaucoma System in the United States and the timing of such approval, if any;
•	the cost and results of development of OcuSense’s TearLab™ test for DES;
•
the cost and results, and the rate of progress, of the clinical trials of the TearLab™ test for DES that will be required to support OcuSense’s application to obtain 510(k) clearance and a CLIA waiver from the FDA to market and sell the TearLab™ test for DES in the United States;

•	OcuSense’s ability to obtain 510(k) approval and a CLIA waiver from the FDA for the TearLab™ test for DES and the timing of such approval, if any;
•	whether government and third-party payors agree to reimburse treatments using the RHEO™ System and the components of the SOLX Glaucoma System;
•	the costs and timing of building the infrastructure to market and sell the RHEO™ System and the components of the SOLX Glaucoma System;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the effect of competing technological and market developments.

We cannot begin commercialization of the RHEO™ System, the components of the SOLX Glaucoma System and the TearLab™ test for DES in the United States until we receive the requisite FDA approvals. At this time, we do not know when we can expect to begin to generate revenues from the RHEO™ System, the components of the SOLX Glaucoma System or the TearLab™ test for DES in the United States. We expect that the funding requirements of our operating activities will continue to increase substantially in the future. Until we can generate a sufficient amount of revenue, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In addition, future debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay or reduce the scope of, or eliminate, some of our commercialization efforts, or we may even be unable to continue our operations.

RECENT ACCOUNTING PRONOUNCEMENT

In June 2006, FASB issued FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize, in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the adoption of FIN No. 48 in the first quarter of fiscal 2007 we recognized a deferred tax asset in the amount of $4.6 million resulting in the reduction of the January 1, 2007 deferred tax liability balance with a corresponding reduction to accumulated deficit as at January 1, 2007.

The adoption of the following recent pronouncements during the first quarter of fiscal 2007 did not have a material impact on the Company’s results of operations and financial condition:

•	Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; and
•	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)”.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the impact the adoption of SFAS No. 157 would have on our results of operations and financial position.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which the adoption of SFAS No. 159 will have on our consolidated results of operations and financial position.

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

(a)  Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time reports specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the three-month period ended March 31, 2007, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out by the CEO and the CFO. Based on their evaluation, the CEO and the CFO have concluded that, as of the end of that fiscal period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the desired control objectives.

(b)  Changes in Internal Control over Financial Reporting. During the three-month period ended March 31, 2007, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The financial reporting for the three-month period ended March 31, 2007 includes the operations of SOLX and OcuSense for that fiscal period. SOLX was acquired by the Company on September 1, 2006, and the Company acquired 50.1% of the capital stock of OcuSense, measured on a fully diluted basis, on November 30, 2006. The Company has not yet completed its review of SOLX’s and OcuSense’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 6, 2007, we issued an aggregate of 6,677,333 shares of Common Stock and 2,670,933 five-year stock purchase warrants to certain institutional investors for gross cash proceeds of $10,016,000 (less transaction costs of $770,208). In part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the aforementioned issuances of securities, on February 6, 2007, we also issued 93,483 five-year stock purchase warrants to Cowen and Company, LLC. In issuing all of these shares of Common Stock and warrants, we relied upon the exemptions from registration under the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

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

OCCULOGIX, INC.

Date: May 9, 2007	By:	/s/ Elias Vamvakas
Chief Executive Officer