Form 10-Q
period 2007-06-30
OccuLogix, Inc.
filed 2007-08-08
CIK 1299139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                                June 30, 2007

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

Large accelerated filer	Accelerated filerX	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. (Check one):Yes                              No X

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date:  57,306,145 as of August 7, 2007

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

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
(Unaudited)
(Going Concern Uncertainty – See Note 1)
	June 30, 2007	December 31, 2006
	$	$

ASSETS
Current
Cash and cash equivalents	5,628,916	5,740,697
Short-term investments	9,975,000	9,785,000
Amounts receivable, net	461,400	166,209
Inventory, net	2,784,841	2,715,737
Prepaid expenses	927,004	680,476
Deposit	10,442	10,442
Other current assets	81,000	79,200
Total current assets	19,868,603	19,177,761
Fixed assets, net	796,380	860,717
Patents and trademarks, net	294,838	234,841
Intangible assets, net	54,763,128	55,683,399
Goodwill	14,446,977	14,446,977
Total assets	90,169,926	90,403,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	600,215	395,392
Accrued liabilities	2,896,407	2,081,352
Deferred revenue and rent inducement	111,473	9,585
Due to stockholders	156,933	152,406
Obligation under warrants	1,105,766	—
Current portion of other long-term liability	3,000,000	3,000,000
Total current liabilities	7,870,794	5,638,735
Deferred tax liability, net	9,902,898	18,939,417
Other long-term liability	3,830,400	3,420,609
Total liabilities	21,604,092	27,998,761
Minority interest	1,138,059	1,184,844
Stockholders’ equity
Capital stock
Common stock	57,306	50,627
Par value of $0.001 per share
Authorized: 75,000,000; Issued and outstanding:
June 30, 2007 – 57,306,145; December 31, 2006 – 50,626,562
Additional paid-in capital	362,772,737	354,320,116
Accumulated deficit	(295,402,268)	(293,150,653)
Total stockholders’ equity	67,427,775	61,220,090
Total liabilities and stockholders’ equity	90,169,926	90,403,695

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Three months ended
	June 30,
	2007	2006
	$	$

Revenue
Retina	—	82,715
Glaucoma	121,275	—
Total revenue	121,275	82,715
Cost of goods sold
Retina
Cost of goods sold, net of goods recovered	8,297	(20,683)
Royalty costs	25,000	25,000
Glaucoma
Cost of goods sold	42,464	—
Royalty costs	6,250	—
Total cost of goods sold	82,011	4,317
	39,264	78,398
Operating expenses
General and administrative	3,367,770	2,753,780
Clinical and regulatory	2,695,584	1,471,473
Sales and marketing	755,176	465,347
Impairment of goodwill	—	65,945,686
	6,818,530	70,636,286
Loss from operations	(6,779,266)	(70,557,888)
Other income (expense)
Interest income	215,927	410,228
Changes in fair value of warrant obligation	1,500,710	—
Interest and accretion expense	(204,896)	—
Other	(23,785)	(6,724)
Minority interest	489,937	—
	1,977,893	403,504
Loss before income taxes	(4,801,373)	(70,154,384)
Recovery of income taxes	2,222,502	158,792
Net loss for the period	(2,578,871)	(69,995,592)
Weighted average number of shares outstanding - basic and diluted	57,304,020	42,186,579
Net loss per share – basic and diluted	(0.05)	(1.66)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Six months ended
	June 30,
	2007	2006
	$	$

Revenue
Retina	90,000	82,715
Glaucoma	160,900	—
Total revenue	250,900	82,715
Cost of goods sold
Retina
Cost of goods sold, net of goods recovered	15,397	1,604,317
Royalty costs	50,000	50,000
Glaucoma
Cost of goods sold	97,973	—
Royalty costs	14,983	—
Total cost of goods sold	178,353	1,654,317
	72,547	(1,571,602)
Operating expenses
General and administrative	6,843,138	4,750,365
Clinical and regulatory	5,493,421	2,946,860
Sales and marketing	1,507,962	891,334
Impairment of goodwill	—	65,945,686
Restructuring charges	—	819,642
	13,844,521	75,353,887
Loss from operations	(13,771,974)	(76,925,489)
Other income (expense)
Interest income	431,364	781,153
Changes in fair value of warrant obligation	776,730	—
Interest and accretion expense	(426,432)	—
Other	(7,940)	(7,105)
Minority interest	1,044,785	—
	1,818,507	774,048
Loss before income taxes and cumulative effect of a change in accounting principle	(11,953,467)	(76,151,441)
Recovery of income taxes	5,101,852	316,850
Loss before cumulative effect of a change in accounting principle	(6,851,615)	(75,834,591)
Cumulative effect of a change in accounting principle	—	107,045
Net loss for the period	(6,851,615)	(75,727,546)
Weighted average number of shares outstanding - basic and diluted	55,931,395	42,177,130
Loss before cumulative effect of a change in accounting principle per share – basic and diluted	(0.12)	(1.80)
Cumulative effect of a change in accounting principle per share – basic and diluted	—	—
Net loss per share – basic and diluted	(0.12)	(1.80)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(expressed in U.S. dollars)
(Unaudited)

	Voting common stock at par value		Additional paid-in capital	Accumulated deficit	Net stockholders' equity
	shares	issued
	#	$	$	$	$
Balance, December 31, 2006	50,626,562	50,627	354,320,116	(293,150,653)	61,220,090
Stock-based compensation	―	―	931,058	―	931,058
Shares issued on private placement of common stock	6,677,333	6,677	8,053,967	―	8,060,644
Share issue costs	―	―	(743,634)	―	(743,634)
Shares issued on exercise of options	2,250	2	2,226	―	2,228
Contribution of inventory from related party	―	―	81,990	―	81,990
Change in OcuSense, Inc.’s stockholders’ equity, stock-based compensation	―	―	93,371	―	93,371
Contribution of inventory from unrelated party	―	―	33,642	―	33,643
Cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”	―	―	―	4,600,000	4,600,000
Net loss for the period	―	―	―	(6,851,615)	(6,851,615)
Balance, June 30, 2007	57,306,145	57,306	362,772,737	295,402,268	67,427,775

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Six months ended June 30,
	2007	2006
	$	$

OPERATING ACTIVITIES
Net loss for the period	(6,851,615)	(75,727,546)
Adjustments to reconcile net loss to cash used in operating activities:
Write-down of inventory	—	1,625,000
Stock-based compensation	1,024,429	959,953
Amortization of fixed assets	195,623	68,300
Amortization of patents and trademarks	2,816	3,081
Amortization of intangible asset	2,583,604	858,333
Impairment of goodwill	—	65,945,686
Accretion expense	409,791	—
Amortization of premiums/discounts on short-term investments	—	37,845
Changes in fair value of warrant obligation	(776,730)	—
Deferred tax liability, net	(5,101,852)	(317,583)
Cumulative effect of a change in accounting principle	—	(107,045)
Minority interest	(1,044,785)	—
Net change in non-cash working capital balances related to operations	629,302	(1,685,838)
Cash used in operating activities	(8,929,417)	(8,339,814)

INVESTING ACTIVITIES
(Purchase) sale of short-term investments	(190,000)	19,070,000
Additions to fixed assets	(131,286)	(231,030)
Additions to patents and trademarks	(62,813)	(101,903)
Other asset	—	(2,000,000)
Deferred acquisition costs	—	(50,527)
Cash provided by (used in) investing activities	(384,099)	16,686,540

FINANCING ACTIVITIES
Proceeds from the exercise of common stock options	2,228	233,710
Proceeds from the issuance of common stock	10,016,000	―
Share issuance costs	(816,493)	―
Cash provided by financing activities	9,201,735	233,710

Net (decrease) increase in cash and cash equivalents during the period	(111,781)	8,580,436
Cash and cash equivalents, beginning of period	5,740,697	9,599,950
Cash and cash equivalents, end of period	5,628,916	18,180,386

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars except as otherwise stated)
June 30, 2007 (Unaudited)

1. BASIS OF PRESENTATION, ACCOUNTING POLICIES AND GOING CONCERN UNCERTAINTY

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). These unaudited interim consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of OccuLogix, Inc. (the “Company”) as of June 30, 2007 and the results of its operations for the three- and six-month period then ended. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2007. Interim results are not necessarily indicative of results for a full year.

Accounting policies

These unaudited interim consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2006, except as noted below.

Income taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosure.

As a result of the implementation of the provisions of FIN No. 48, the Company recognized a reduction to the January 1, 2007 deferred tax liability balance in the amount of $4.6 million with a corresponding reduction to accumulated deficit.

As of January 1, 2007, the Company had unrecognized tax benefits of $24.8 million which, if recognized, would favorably affect the Company’s effective tax rate.

When applicable, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as other expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company did not have any liability for the payment of interest and penalties.

The Company does not expect a significant change in the amount of its unrecognized tax benefits within the next 12 months. Therefore, it is not expected that the change in the Company’s unrecognized tax benefits will have a significant impact on the results of operations or financial position of the Company.

However, a portion of the Company’s net operating losses may be subject to annual limitations as a result of the Company’s initial public offering and prior changes of control. Accordingly, until a formal analysis of effect of the changes of control is performed, a portion of the income tax benefits recognized to date may be affected.

All federal income tax returns for the Company and its subsidiaries remain open since their respective dates of incorporation due to the existence of net operating losses.  The Company and its subsidiaries have not been, nor are they currently, under examination by the Internal Revenue Service or the Canada Revenue Agency.

State and provincial income tax returns are generally subject to examination for a period of between three and five years after their filing.  However, due to the existence of net operating losses, all state income tax returns of the Company and its subsidiaries since their respective dates of incorporation are subject to re-assessment.  The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.  The Company and its subsidiaries have not been, nor are they currently, under examination by any state tax authority.

Going concern uncertainty

The accompanying unaudited interim consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. However, during the six months ended June 30, 2007, the Company sustained losses of $6,815,615 and used cash of $8,929,417 to fund its operating activities. The Company’s history of losses and financial condition raise substantial doubt about the ability of the Company to continue as a going concern.

On February 6, 2007, the Company completed a private placement of shares of its common stock and warrants for total gross proceeds of $10,016,000 (less transaction costs of $871,215).

Management believes that these proceeds, together with the Company’s existing cash, will be only sufficient to cover its operating activities and other demands until early 2008. The Company currently is not generating cash from operations, and most of its cash will be utilized to fund its operations and to fund deferred acquisition payments. The Company’s operating expenses will consist mostly of expenses relating to the furtherance of its clinical trial activities and the commercialization of the SOLX Glaucoma System in Europe. Unless the Company is able to generate revenues, decrease its expenses substantially or raise additional capital, the Company will not have sufficient cash to support its operations for the next 12 months. The Company is currently seeking to raise additional capital, with the objective of securing funding sufficient to sustain its operations.  There can be no assurance that the Company will achieve this objective.

The unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company were not able to continue in existence as a going concern.

2. GOODWILL

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill not be amortized but instead be tested for impairment at least annually and more frequently if circumstances indicate possible impairment.

The Company’s goodwill amount by reporting unit is as follows:

	Retina	Glaucoma	Total
	$	$	$

Balance, December 31, 2006 and June 30, 2007	—	14,446,977	14,446,977

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

On June 12, 2006, the Company announced that it met with the FDA to discuss the results of MIRA-1 and confirmed that the FDA will require the Company to perform an additional study of the RHEO™ System.  In addition, on June 30, 2006, the Company announced that it had terminated negotiations with Sowood Capital Management LP in connection with a proposed private purchase of approximately $30,000,000 of zero-coupon convertible notes of the Company. In accordance with SFAS No. 142, the Company concluded that, based on the price of the Company’s common stock subsequent to the June 12, 2006 announcement and again after the June 30, 2006 announcement, there were sufficient indicators to require management to re-assess whether the Company’s recorded goodwill was impaired at June 30, 2006. Based on the goodwill impairment analysis performed, the Company concluded that a goodwill impairment charge of the remaining goodwill balance of $65,945,686 should be recorded during the three months ended June 30, 2006.

Glaucoma

On September 1, 2006, the Company acquired Solx, Inc. (“SOLX”) by way of a merger for a total purchase price of $29,068,443. Of this amount, $14,446,977 has been allocated to goodwill. The Company determined that, as of June 30, 2007, no significant event or circumstance has occurred that may lead to an impairment of its acquired goodwill. The Company further determined that there have not been any significant changes in the methods used to value the net tangible and intangible assets acquired. Therefore, no impairment charge was required to be recorded during the three and six months ended June 30, 2007.

3. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of the exclusive distribution agreements that the Company has with its major suppliers and other acquisition-related intangibles. The Company has no indefinite-lived intangible assets. The distribution agreements and other acquisition-related intangible assets are amortized using the straight-line method over an estimated useful life of 15 and 10 years, respectively. Amortization expense for the three and six months ended June 30, 2007 and 2006 was $1,291,802, $429,167, $2,583,604 and $858,333, respectively.

As of June 30, 2006, the remaining weighted average amortization period for the distribution agreements is 12.4 years and 9.2 years for the other acquisition-related intangible assets.

Intangible assets subject to amortization consist of the following:

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	$	$	$	$

Distribution agreements	25,750,000	4,397,805	25,750,000	3,539,472
Shunt and laser technology	27,000,000	2,250,000	27,000,000	900,000
Regulatory and other	2,800,000	233,333	2,800,000	93,333
TearLab™ technology	6,368,749	274,483	4,705,416	39,212
	61,918,749	7,155,621	60,255,416	4,572,017

Estimated amortization expense for the intangible assets for each of the below-listed fiscal years ending December 31 is as follows:

$

Balance of 2007	2,671,922
2008	5,343,845
2009	5,343,845
2010	5,343,845
2011	5,343,845
30,715,826

On November 30, 2006, the Company acquired 50.1% of the capital stock of OcuSense, Inc., (“OcuSense”) measured on a fully diluted basis, for a total purchase price of $4,171,098 which includes acquisition-related transaction costs of $171,098. The Company agreed to make additional payments totaling $4,000,000 upon the attainment of two pre-defined milestones by OcuSense prior to May 1, 2009. In June 2007, the Company paid OcuSense a total of $2,000,000 upon the attainment of the first of the two pre-defined milestones. The carrying value of the TearLab™ technology acquired upon the acquisition of OcuSense was increased by $1,663,333 which reflects the minority interest portion of the $2,000,000 paid to OcuSense in the amount of $998,000 and the additional deferred tax liability of $665,333 recorded based on the difference between the increase in the carrying value of the TearLab™ technology and its tax basis. The balance of the contingent payment of $2,000,000 will be paid upon the attainment of the second pre-determined milestone.

The Company determined that, as of June 30, 2007, there have been no significant events which may affect the carrying value of its distribution intangible and no significant changes in the methods used to determine the fair market value of other acquisition-related intangible assets. However, the Company’s prior history of losses and losses incurred during the six months ended June 30, 2007 reflects a potential indication of impairment, thus requiring management to assess whether the Company’s intangible assets were impaired as of June 30, 2007. Based on management’s estimates of forecasted undiscounted cash flows as of June 30, 2007, the Company concluded that there is no indication of an impairment of the Company’s intangible assets. Therefore, no impairment charge was recorded during the six months ended June 30, 2007.

4. RESTRUCTURING CHARGES

In March 2006, the Company implemented a number of structural and management changes designed to support both the continued development of its RHEO™ System to treat the dry form of age-related macular degeneration, or AMD, and to execute its accelerated diversification strategy within ophthalmology. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company recognized $819,642 in restructuring charges in the six months ended June 30, 2006.

The restructuring charges of $819,642 recorded in the six months ended June 30, 2006 consist solely of severance and benefit costs related to the termination of a total of 12 employees at both the Company’s Mississauga, Ontario and Palm Harbor, Florida offices. All severance and benefit costs have been fully paid at December 31, 2006.

5. INVENTORY

The Company evaluates its ending inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions.  In April 2006, the Company sold a number of treatment sets to Veris Health Sciences Inc. (“Veris”) at a price lower than the Company’s cost.  Accordingly, the Company wrote down the value of its treatment sets to reflect this current net realizable value at June 30, 2006. During the six months ended June 30, 2007 and 2006, the Company recognized a provision related to inventory of nil and $1,625,000, respectively, based on the above analysis.

As of June 30, 2007 and December 31, 2006, the Company had inventory reserves of $4,769,365 and $5,101,394, respectively.  The decrease in the inventory reserve is due to the sale of inventory during the six-month period ended June 30, 2007 that had previously been provided for.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize, in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the adoption of FIN No. 48 in the first quarter of fiscal 2007, the Company recognized a reduction to the January 1, 2007 deferred tax liability balance in the amount of $4.6 million with a corresponding reduction to accumulated deficit.

The adoption of the following recent pronouncements during the first quarter of fiscal 2007 did not have a material impact on the Company’s consolidated results of operations and financial position:

•	Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; and
•	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)”.

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

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which the adoption of SFAS No. 159 will have on its consolidated results of operations and financial position.

7. CAPITAL STOCK

(a)	Common stock

On February 1, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue to those investors an aggregate of 6,677,333 shares of the Company’s common stock (the “Shares”) and five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock (the “Warrants”).  The per share purchase price of the Shares was $1.50, and the per share exercise price of the Warrants is $2.20, subject to adjustment.  The Warrants will become exercisable on August 6, 2007. Pursuant to the Securities Purchase Agreement, on February 6, 2007, the Company issued the Shares and the Warrants. The gross proceeds of the sale of the Shares and the Warrants totaled $10,016,000 (less transaction costs of $871,215). On February 6, 2007, the Company also issued to Cowen and Company, LLC a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock (the “Cowen Warrant”) in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the sale of the Shares and the Warrants. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which the Cowen Warrant is exercisable) are identical to those of the Warrants. The estimated grant date fair value of the Cowen Warrant of $97,222 is included in the transaction costs of $871,215 (note 7(c)).

(b)	Stock-based compensation

The Company has a stock option plan, the 2002 Stock Option Plan (the “Stock Option Plan”) which was most recently amended in June 2007 in order to, among other things, increase the share reserve under the Stock Option Plan by 2,000,000. Under the Stock Option Plan, up to 6,456,000 options are available for grant to employees, directors and consultants. Options granted under the Stock Option Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Option Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company’s common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

Options granted may be time-based or performance-based options.  The vesting of performance-based options is contingent upon meeting company-wide goals, including obtaining FDA approval of the RHEO™ System and the achievement of a minimum amount of sales over a specified period. Generally, options expire 10 years after the date of grant. No incentive stock options granted to a 10% owner optionee shall be exercisable after the expiration of five years after the effective date of grant of such option, no option granted to a prospective employee, prospective consultant or prospective director may become exercisable prior to the date on which such person commences service, and with the exception of an option granted to an officer, director or consultant, no option shall become exercisable at a rate less than 20% per annum over a period of five years from the effective date of grant of such option unless otherwise approved by the board of directors of the Company (the “Board of Directors”).

The Company has also issued options outside of the Stock Option Plan. These options were issued before the establishment of the Stock Option Plan, when the authorized limit of the Stock Option Plan was exceeded or as permitted under stock exchange rules when the Company was recruiting executives. In addition, options issued to companies for the purpose of settling amounts owing were issued outside of the Stock Option Plan, as the Stock Option Plan prohibited the granting of options to companies. The issuance of such options was approved by the Board of Directors and granted on terms and conditions similar to those options issued under the Stock Option Plan.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payments”, requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s unaudited interim consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

General and administrative	$187,121	$414,279	$560,309	$583,628
Clinical and regulatory	106,230	83,390	209,418	110,823
Sales and marketing	121,575	169,378	254,702	265,502
Stock-based compensation expense before income taxes (i)	$414,926	$667,047	$1,024,429	$959,953

(i)
The tax benefit associated with the Company’s stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 is $149,373, $246,807, $368,794 and $335,182, respectively. These amounts have not been recognized in the Company’s unaudited interim consolidated financial statements for these three- and six-month periods as it is more likely than not that the Company will not realize these benefits.

Net cash proceeds from the exercise of stock options were $2,228 and nil for the three months ended June 30, 2007 and 2006 and $2,228 and $233,710 for the six months ended June 30, 2007 and 2006, respectively. No income tax benefit was realized from stock option exercises during the three and six months ended June 30, 2007 and 2006. In accordance with SFAS No. 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The Company did not estimate forfeitures, resulting from the failure to satisfy performance conditions, on its outstanding awards prior to the adoption of SFAS No. 123R. Under SFAS No. 123, the Company could assume all awards will vest and reverse recognized compensation cost or adjust its disclosure for forfeited awards when the awards are actually forfeited. SFAS No. 123R requires a company to estimate the number of awards that are expected to vest and revise the estimate as actual forfeitures differ from the estimate. On January 1, 2006, the effective date of adopting SFAS No. 123R, the Company was required to estimate the number of forfeitures of its outstanding awards as of the effective date.  Consolidated balance sheet amounts related to any compensation cost for these estimated forfeitures previously recognized in prior periods before the adoption of SFAS No. 123R have to be eliminated and recognized in income as the cumulative effect of a change in accounting principle as of the effective date. During the six months ended June 30, 2006, the Company recognized $107,045 as the cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures on its outstanding awards at January 1, 2006.  The compensation cost previously recognized in prior periods before the adoption of SFAS No. 123R relates to compensation expense associated with non-employee stock options.

The fair value of stock options granted during the three months ended June 30, 2006 and six months ended June 30, 2007 and 2006 was $2.00, $1.22 and $2.82, respectively. There were no options granted during the three months ended June 30, 2007. The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Volatility	—	99.2%	76.9%	99%
Expected life of options	—	6 years	5.44 years	5.95 years
Risk-free interest rate	—	5.04%	4.55%	4.86%
Dividend yield	—	0%	0%	0%

The Company’s computation of expected volatility for the three and six months ended June 30, 2007 and 2006 is based on a comparable company’s historical stock prices as the Company did not have sufficient historical data. The Company’s computation of expected life has been estimated using the “short-cut approach” as provided in SAB No. 107 as options granted by the Company meet the criteria of “plain vanilla” options as defined in SAB No. 107. Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period. The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

A summary of the options issued during the six months ended June 30, 2007 and the total number of options outstanding as of that date are set forth below:

	Number of Options Outstanding #	Weighted-Average Exercise Price $	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding, December 31, 2006	4,237,221	1.75
Granted	296,250	1.82
Exercised	(2,250)	0.99
Forfeited	(229,083)	2.05
Outstanding, June 30, 2007	4,302,138	1.74	7.65	45,667
Vested or expected to vest, June 30, 2007	3,399,836	1.66	6.94	45,667
Exercisable, June 30, 2007	2,837,887	1.59	6.72	45,667

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 of $1.03 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on June 30, 2007). This amount changes according to the fair market value of the Company’s stock.

As of June 30, 2007, $2,584,485 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.26 years.

(c)	Warrants

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors (note 7(a)), the Company issued the Warrants to these investors. The Warrants are five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock. On February 6, 2007, the Company also issued the Cowen Warrant to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants pursuant to the Securities Purchase Agreement. The Cowen Warrant is a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock The per share exercise price of the Warrants is $2.20, subject to adjustment, and the Warrants will become exercisable on August 6, 2007. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which it is exercisable) are identical to those of the Warrants.

The Company accounts for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretation EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS No. 133 requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. Based on the provisions of EITF 00-19, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, the Company has classified the Warrants and the Cowen Warrant as a current liability at June 30, 2007.

The estimated fair value of the Warrants and the Cowen Warrant was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Volatility	79.8%
Expected life of warrants	5 years
Risk-free interest rate	4.76%
Dividend yield	0%

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the Shares and the Warrants based on their relative fair values. This resulted in an allocation of $2,052,578 to obligation under warrants which includes the fair value of the Cowen Warrant of $97,222.

In addition, SFAS No. 133 requires the Company to record the outstanding derivatives at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the Warrants and the Cowen Warrant as at March 31, and June 30, 2007 and determined the aggregate fair value to be $2,626,195 and $1,105,766, an increase of $573,617 and a decrease of $946,812, respectively, over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance. Accordingly, the Company recognized a gain of $1,520,429 and $946,812 in its consolidated statement of operations for the three and six months ended June 30, 2007, respectively, which reflect the decrease in the Company’s obligation to its warrant holders at June 30, 2007.

Transaction costs associated with the issuance of the Warrants of $170,081 has been recorded as a warrant expense in the Company’s unaudited interim consolidated statement of operations for the six months ended June 30, 2007.

A summary of the warrants issued during the six months ended June 30, 2007 and the total number of warrants outstanding as of that date are set forth below:

	Number of Warrants Outstanding	Weighted-Average Exercise Price $

Outstanding, December 31, 2006	—	—
Granted	2,764,416	2.20
Outstanding, June 30, 2007	2,764,416	2.20

8. LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Weighted average number of shares outstanding - basic	57,304,020	42,186,579	55,931,395	42,177,130
Effect of dilutive security:
Stock options	216,899	1,293,936	329,525	2,432,544
Weighted average number of shares - fully diluted	57,520,919	43,480,515	56,260,920	44,609,674

The warrants outstanding at June 30, 2007 have not been included in the calculation of the diluted number of shares outstanding at June 30, 2007 since the per share exercise price of the Warrants and the Cowen Warrant of $2.20 is higher than the average per share price of the Company’s common stock for the three and six months ended June 30, 2007 of $1.24 and $1.43, respectively.

9. RELATED PARTY TRANSACTIONS

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

The $5,000,000 portion of the $12,000,000 commitment which was not convertible into the Company’s common stock was not advanced and the commitment was terminated prior to the completion of the Company’s initial public offering of shares of its common stock. During the years ended December 31, 2004 and 2003, the Company issued grid debentures in an aggregate principal amount of $4,350,000 and $2,650,000 to TLC Vision and Diamed, respectively, under the convertible portion of the grid debentures. On December 8, 2004, as part of the corporate reorganization relating to the Company’s initial public offering, the Company issued 7,106,454 shares of its common stock to TLC Vision and Diamed, upon conversion of $7,000,000 of aggregate principal amount of convertible debentures at a conversion price of $0.98502 per share. Collectively, at June 30, 2007, the two companies have a combined 35.9% equity interest in the Company on a fully diluted basis.

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

Pursuant to the 2006 Distributorship Agreement, the Company will be responsible for obtaining regulatory approvals for the Rheofilter filters and Plasmaflo filters, which form part of the RHEO™ System, in Territory 1-a, Territory 2 and Italy by December 31, 2010 and in Canada by February 28, 2009. With the exception of the FDA approval of the RHEO™ System, all of such regulatory approvals, when and if obtained, will be held in Asahi Medical’s name. The FDA approval of the RHEO™ System will be held by a special purpose corporation, to be owned as to 51% by Asahi Medical and as to 49% by the Company. Under the 2006 Distributorship Agreement, the Company will be responsible for covering costs relating to the pursuit of regulatory approvals in Territory 1-a, Canada and Territory 2, and the Company and Asahi Medical will share the costs relating to the pursuit of regulatory approval in Italy. In addition, provided that certain conditions are met, Asahi Medical will be obligated to contribute $3,000,000 toward the cost of RHEO-AMD, or Safety and Effectiveness in a Multi-Center, Randomized, Sham-Controlled Investigation for Dry Non-exudative Age-Related Macular Degeneration (AMD) Using Rheopheresis, the Company's new pivotal clinical trial of the RHEO™ System which is intended to support the Company's Pre-Market Approval application to the FDA.

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

The Company receives free inventory from Asahi Medical for purposes of the RHEO-AMD trial, the LEARN, or Long-term Efficacy in AMD from Rheopheresis in North America, trials and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company has paid for the same filters purchased from Asahi Medical for purposes of commercial sales to the Company’s customers. The value of the free inventory received from Asahi Medical was $81,990 and $25,500 for the six months ended June 30, 2007 and 2006, respectively.

Mr. Hans Stock (Note 10)

On February 21, 2002, the Company entered into an agreement with Mr. Stock as a result of his assistance in procuring a distributor agreement for the filter products used in the RHEO™ System from Asahi Medical. Mr. Stock agreed to further assist the Company in procuring new product lines from Asahi Medical for marketing and distribution by the Company. The agreement will remain effective for a term consistent with the term of the distributorship agreement with Asahi Medical and Mr. Stock will receive a 5% royalty payment on the purchase of the filters from Asahi Medical. During each of the three and six months ended June 30, 2007 and 2006 and the year ended December 31, 2006, the Company paid Mr. Stock nil as royalty fees. Included in due to stockholders at June 30, 2007 and December 31, 2006 is $48,022 and $48,022, respectively, due to Mr. Stock.

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

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totaling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock which provided for a royalty payment of 1% of product sales. During the three and six months ended June 30, 2007 and 2006 and the year ended December 31, 2006, the Company paid $12,500, $25,000, $12,500, $25,000 and $50,000, respectively, to Mr. Stock as royalty fees. Included in due to stockholders at June 30, 2007 and December 31, 2006 is $12,500 and $12,500, respectively, due to Mr. Stock.

Other

On June 25, 2003, the Company entered into a reimbursement agreement with Apheresis Technologies, Inc. (“ATI”) pursuant to which employees of ATI, including Mr. John Cornish, one of the Company’s stockholders and its Vice President, Operations, provide services to the Company and ATI is reimbursed for the applicable percentage of time the employees spend working for the Company. Effective April 1, 2005, the Company terminated its reimbursement agreement with ATI, as a result of which termination the Company no longer compensates ATI in respect of any salary paid to, or benefits provided to, Mr. Cornish by ATI. Until April 1, 2005, Mr. Cornish did not have an employment contract with the Company and received no direct compensation from the Company. On April 1, 2005, Mr. Cornish entered into an employment agreement with the Company under which he received an annual base salary of $106,450, representing compensation to him for devoting 80% of his time to the business and affairs of the Company. Effective June 1, 2005, the Company amended its employment agreement with Mr. Cornish such that he began to receive an annual base salary of $116,723, representing compensation to him for devoting 85% of his time to the business and affairs of the Company. Effective April 13, 2006, the Company further amended its employment agreement with Mr. Cornish such that his annual base salary was decreased to $68,660 in consideration of his devoting 50% of his time to the business and affairs of the Company. Mr. Cornish continues to participate in the Company’s bonus plan and is entitled to receive, and has received, stock options pursuant to the Stock Option Plan.

During the six months ended June 30, 2007, ATI made available to the Company, upon request, the services of certain of ATI’s employees and consultants on a per diem basis.  During the three and six months ended June 30, 2007, the Company paid ATI $28,550 and $46,656, respectively, under this arrangement (2006 – nil). Included in accounts payable and accrued liabilities at June 30, 2007 and December 31, 2006 is $17,036 and $9,629, respectively, due to ATI.

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

On November 30, 2006, the Company announced that Mr. Elias Vamvakas, the Chairman, Chief Executive Officer and Secretary of the Company, had agreed to provide the Company with a standby commitment to purchase convertible debentures of the Company (“Convertible Debentures”) in an aggregate maximum amount of $8,000,000 (the “Total Commitment Amount”).  Pursuant to the Summary of Terms and Conditions, executed and delivered as of November 30, 2006 by the Company and Mr. Vamvakas, during the 12-month commitment term commencing on November 30, 2006, upon no less than 45 days’ written notice by the Company to Mr. Vamvakas, Mr. Vamvakas was obligated to purchase Convertible Debentures in the aggregate principal amount specified in such written notice. A commitment fee of 200 basis points was payable by the Company on the undrawn portion of the Total Commitment Amount. Any Convertible Debentures purchased by Mr. Vamvakas would have carried an interest rate of 10% per annum and would have been convertible, at Mr. Vamvakas’ option, into shares of the Company’s common stock at a conversion price of $2.70 per share. The Summary of Terms and Conditions further provided that if the Company closes a financing with a third party, whether by way of debt, equity or otherwise and there are no Convertible Debentures outstanding, then the Total Commitment Amount was to be reduced automatically upon the closing of the financing by the lesser of: (i) the Total Commitment Amount; and (ii) the net proceeds of the financing. On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 in a private placement of shares of its common stock and warrants. The Total Commitment Amount was therefore reduced to zero, thus effectively terminating Mr. Vamvakas’ standby commitment. No portion of the standby commitment was ever drawn down by the Company, and the Company paid Mr. Vamvakas a total of $29,808 in commitment fees in February 2007.

The Company entered into a consultancy and non-competition agreement on July 1, 2003 with the Center for Clinical Research (“CCR”), then a significant shareholder of the Company, which requires the Company to pay a fee of $5,000 per month. For the year ended December 31, 2003, CCR agreed to forego the payment of $75,250 due to it in exchange for options to purchase 20,926 shares of the Company’s common stock at an exercise price of $0.13 per share. In addition, CCR agreed to the repayment of the balance of $150,500 due to it at a rate of $7,500 per month beginning in July 2003. On August 22, 2005, the Company amended the consultancy and non-competition agreement with CCR such that the fee payable to it was increased from $5,000 to $15,000 per month effective January 1, 2005. The monthly fee is fixed regardless of actual time incurred by CCR in performance of the services rendered to the Company. The agreement allows either party to convert the payment arrangement to a fee of $2,500 daily. In the event of such conversion, CCR shall provide services on a daily basis as required by the Company and will invoice the Company for the total number of days that services were provided in that month. The amended consultancy and non-competition agreement provides for the payment of a one-time bonus of $200,000 upon receipt by the Company of FDA approval of the RHEO™ System and the grant of 60,000 options to CCR at an exercise price of $7.15 per share. The stockholders of the Company approved the adjustment of the exercise price of these options to $2.05 per share on June 23, 2006. These options were scheduled to vest as to 100% when and if the Company receives FDA approval of the RHEO™ System on or before November 30, 2006, as to 80% when and if the Company receives FDA approval after November 30, 2006 but on or before January 31, 2007 and as to 60% when and if the Company receives FDA approval after January 31, 2007. In August 2006, by letter agreement between the Company and CCR, it was agreed that the monthly fee of $15,000 would be suspended at the end of August 2006 until CCR’s services will be required by the Company in the future. This resulted in a combined consulting expense, included within clinical and regulatory expense for the three and six months ended June 30, 2007 and 2006, of $11,594, $53,379, $23,187 and $104,450, respectively.

On September 29, 2004, the Company signed a product purchase agreement with Veris for its purchase from the Company of 8,004 treatment sets over the period from October 2004 to December 2005, a transaction valued at $6,003,000, after introductory rebates. However, due to delays in opening its planned number of clinics throughout Canada, Veris no longer required the contracted-for number of treatment sets in the period. The Company agreed to the original pricing for the reduced number of treatment sets required in the period. Dr. Jeffrey Machat, who is an investor in, and one of the directors of, Veris, was a co-founder and former director of TLC Vision. In December 2005, by letter agreement, the Company agreed to the volume and other terms for the purchase and sale of treatment sets and pumps for the period ending February 28, 2006. As of December 31, 2005, the Company had received a total of $1,779,566 from Veris. Included in amounts receivable, net at December 31, 2005, was $1,047,622 due from Veris for the purchase of additional pumps and treatment sets. Veris agreed to the payment of interest at the rate of 8% per annum on all amounts outstanding for more than 45 days up to March 31, 2006, the expected date of final payment. In January 2006, the Company received from Veris an interest payment of $4,495 on amounts outstanding for more than 45 days to December 31, 2005. On February 3, 2006, the Company announced that the MIRA-1 clinical trial had not met its primary efficacy endpoint and that it would be more likely than not that the Company will be required to conduct a follow-up clinical trial of the RHEO™ System in order to support its Pre-Market Approval application to the FDA. Because of this delay in being able to pursue commercialization of the RHEO™ System in the United States and the resulting market reaction to this news and based on discussions with Veris, the Company believed that Veris would not be able to meet its financial obligations to the Company. Therefore, during the year ended December 31, 2005, the Company recorded an allowance for doubtful accounts of $1,047,622 against the amount due from Veris and did not accrue additional interest on the amount outstanding during the year ended December 31, 2006.

In April 2006, the Company agreed to sell a total of 1,000 treatment sets, with a negotiated discount, to Veris at a price of $200 per treatment set, which is lower than the Company’s cost. It was also agreed that payment for the treatment sets must be received by the Company in advance of shipment.  In July 2006, Veris negotiated new payment terms with the Company, and it was agreed that payment for treatment sets shipped subsequent to June 2006 must be received within 60 days of shipment. The Company also agreed that all sales of treatment sets made to Veris to the end of 2006 will remain at the discounted price of $200 per treatment set. During the year ended December 31, 2006, the Company received a total of $171,800 from Veris for the purchase of 1,207 treatment sets. The sale of the treatment sets was included in revenue for the year ended December 31, 2006 as all the treatment sets had been delivered to Veris. In November 2006, the Company sold 348 treatment sets to Veris for $73,776, including applicable taxes, payment for which was not received by the Company within the agreed 60-day credit period. The sale of these treatment sets was not recognized as revenue during the year ended December 31, 2006 as the Company believed that Veris would not be able to meet its financial obligations to the Company. In January 2007, the Company met with the management of Veris and agreed to forgive the outstanding amount receivable of $73,776 for the purchase of 348 treatment sets delivered to Veris in November 2006. This amount was therefore not included in amounts receivable, net as of December 31, 2006. In addition, the Company recorded an inventory loss of $60,987 in the year ended December 31, 2006 for the sale of these 348 treatment sets since these treatment sets had been delivered to Veris already.

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

In March 2007, Veris negotiated new payment terms with the Company, and it was agreed that payment for treatment sets shipped subsequent to March 2007 must be received within 180 days of shipment. Included in amounts receivable, net at June 30, 2007 is $86,496 due from Veris for the purchase of 408 treatment sets, plus applicable taxes, payment for which is expected to be received by the Company on or before December 11, 2007. The sale of these treatment sets is included in deferred revenue and rent inducement as at June 30, 2007. Revenue will be recognized when the Company receives payment for the treatment sets.

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

During the fourth quarter of 2004, the Company began a business relationship with Innovasium Inc. Innovasium Inc. designed and built some of the Company’s websites and also created some of the sales and marketing materials to reflect the look of the Company’s websites. Daniel Hageman, who is the President and one of the owners of Innovasium Inc., is the spouse of an officer of the Company. During the three and six months ended June 30, 2007 and 2006 and the year ended December 31, 2006, the Company paid Innovasium Inc. C$45,403, C$3,709, C$59,140, C$31,345 and C$44,219, respectively. Included in accounts payable and accrued liabilities at June 30, 2007 and December 31, 2006 is C$8,899 and nil, respectively, due to Innovasium Inc. These amounts are expensed in the period incurred and paid when due.

10. DUE TO STOCKHOLDERS

	June 30,	December 31,
	2007	2006
	$	$
Due to:
TLC Vision Corporation	96,411	91,884
Other stockholder	60,522	60,522
	156,933	152,406

Included in amounts due to stockholders as of June 30, 2007 and December 31, 2006 is $96,411 and $91,884, respectively, owing to TLC Vision for its payment of benefits of certain employees of the Company and for computer and administrative support.

The balance due to other stockholder as of June 30, 2007 and December 31, 2006 is $60,522 and $60,522, respectively, and is for amounts due to Mr. Hans Stock for royalty fees (note 9).

11. GUARANTY

As of September 1, 2006, SOLX, a wholly-owned subsidiary of the Company, granted a security interest in all of its intellectual property to Doug P. Adams, John Sullivan and Peter M. Adams, in their capacity as members of the Stockholder Representative Committee acting on behalf of the former stockholders of SOLX, in order to secure SOLX’s obligations under the Guaranty, dated as of September 1, 2006, by SOLX in favor of Doug P. Adams, John Sullivan and Peter M. Adams, in their capacity as members of the Stockholder Representative Committee (the “Guaranty”).  Pursuant to the Guaranty, SOLX guaranteed the Company’s obligation to pay the Stockholder Representative Committee, acting on behalf of the former stockholders of SOLX, an aggregate amount of up to $13,000,000, being the maximum aggregate amount of the purchase price remaining payable to the former stockholders of SOLX.

12. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
	$	$

Due to professionals	400,905	709,047
Due to clinical trial sites	286,202	195,074
Due to clinical trial specialists	406,030	206,642
Product development costs	272,293	124,312
Due to employees and directors	968,410	464,146
Sales tax and capital tax payable	12,654	12,394
Due to MeSys GmbH for pump parts	14,541	—
Corporate compliance	317,622	227,475
Interest payable	—	10,758
Miscellaneous	217,750	131,504
	2,896,407	2,081,352

13. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Six months ended June 30,
	2007	2006
	$	$

Due to related party	—	(5,957)
Amounts receivable, net	(295,191)	43,359
Inventory	46,528	(1,152,288)
Prepaid expenses	(246,528)	503,163
Deposit	—	(5,551)
Accounts payable	204,823	(363,275)
Accrued liabilities	815,055	(655,350)
Deferred revenue and rent inducement	101,888	17,330
Due to stockholders	4,527	(67,269)
Other current assets	(1,800)	—
	629,302	(1,685,838)

The following table lists those items that have been excluded from the unaudited interim consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Six months ended
	June 30,
	2007	2006
	$	$

Non-cash financing activities
Warrant issued in part payment of placement fee	97,222	—
Deferred acquisition costs	—	91,189
Free inventory	115,633	(22,506)
Additional cash flow information
Income taxes paid	—	733
Interest paid	11,180	—

14. SEGMENTED INFORMATION

The Company has two reportable segments: retina and glaucoma. The retina segment is in the business of commercializing the RHEO™ System which is used to perform the Rheopheresis™ procedure, a procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD. The Company began limited commercialization of the RHEO™ System in Canada in 2003 and continues to support Veris, in its commercial activities in Canada. On January 26, 2007, the FDA issued an IDE number for RHEO-AMD, the Company’s new clinical study of the RHEO™ System, allowing patient enrollment to commence within the first quarter of 2007. The glaucoma segment is in the business of providing treatment for glaucoma with the use of the components of the SOLX Glaucoma System which are used to provide physicians with multiple options to manage intraocular pressure. The Company is seeking to obtain 510(k) approval to market the components of the SOLX Glaucoma System in the United States. The Company acquired the glaucoma segment in the acquisition of SOLX on September 1, 2006; therefore, no amounts are shown for the segment in periods prior to September 1, 2006. Other is made up of the TearLab™ business which is currently developing technologies that enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers in tears using nanoliters of tear film. The Company acquired the TearLab™ business in the acquisition of 50.1% of the capital stock of OcuSense, Inc. (“OcuSense”), on a fully diluted basis, on November 30, 2006; therefore, no amounts are shown in periods prior to November 30, 2006. The TearLab™ business does not meet the quantitative criteria to be disclosed separately as a reportable segment.

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

The Company’s business units were as follows:

	Retina	Glaucoma	Other	Total
	$	$	$	$
Three months ended June 30, 2007
Revenue	—	121,275	—	121,275
Expenses:
Cost of goods sold	33,297	48,714	—	82,011
Operating	2,706,765	1,718,100	998,264	5,423,129
Amortization	470,538	805,950	118,913	1,395,401
Loss from operations	(3,210,600)	(2,451,489)	(1,117,177)	(6,779,266)
Interest income	201,865	8	14,054	215,927
Interest and accretion expense	(204,896)	—	—	(204,896)
Changes in fair value of warrant obligation	1,500,710	—	—	1,500,710
Other income (expense), net	(18,233)	(9,274)	3,722	(23,785)
Minority interest	—	—	489,937	489,937
Recovery of income taxes	744,180	1,038,561	439,761	2,222,502
Net loss	(986,974)	(1,422,194)	(169,703)	(2,578,871)

Six months ended June 30, 2007
Revenue	90,000	160,900	—	250,900
Expenses:
Cost of goods sold	65,397	112,956	—	178,353
Operating	5,537,961	3,404,213	2,120,304	11,062,478
Amortization	935,434	1,609,034	237,575	2,782,043
Loss from operations	(6,448,792)	(4,965,303)	(2,357,879)	(13,771,974)
Interest income	405,733	8	25,623	431,364
Interest and accretion expense	(426,010)	—	(422)	(426,432)
Changes in fair value of warrant obligation	776,730	—	—	776,730
Other income (expense), net	(2,388)	(9,274)	3,722	(7,940)
Minority interest	—	—	1,044,785	1,044,785
Recovery of income taxes	2,070,980	2,099,290	931,582	5,101,852
Net loss	(3,623,747)	(2,875,279)	(352,589)	6,851,615

Total assets as at June 30, 2007	39,905,286	41,479,104	8,785,536	90,169,926

	Retina	Glaucoma	Others	Total
	$	$	$	$
Three months ended June 30, 2006
Revenue	82,715	—	—	82,715
Expenses:
Cost of goods sold	4,317	—	—	4,317
Operating	4,223,896	—	—	4,223,896
Amortization	466,704	—	—	466,704
Impairment of goodwill	65,945,686	—	—	65,945,686
Loss from operations	(70,557,888)	—	—	(70,557,888)
Interest income	410,228	—	—	410,228
Other expense, net	(6,724)	—	—	(6,724)
Recovery of income taxes	158,792	—	—	158,792
Net loss	(69,995,592)	—	—	(69,995,592)

Six months ended June 30, 2006
Revenue	82,715	—	—	82,715
Expenses:
Cost of goods sold	1,654,317	—	—	1,654,317
Operating	7,658,845	—	—	7,658,845
Amortization	929,714	—	—	929,714
Restructuring charges	65,945,686	—	—	65,945,686
Impairment of goodwill	819,642	—	—	819,642
Loss from operations	(76,925,489)	—	—	(76,925,489)
Interest income	781,153	—	—	781,153
Other expense, net	(7,105)	—	—	(7,105)
Recovery of income taxes	316,850	—	—	316,850
Cumulative effect of a change in accounting principle	107,045	—	—	107,045
Net loss	(75,727,546)	—	—	(75,727,546)

Total assets as at December 31, 2006	40,762,771	44,158,205	5,482,719	90,403,695

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an ophthalmic therapeutic company in the business of commercializing innovative treatments for age-related eye diseases, including age-related macular degeneration, or AMD, and glaucoma. We also hold a majority interest in a company that is in the process of developing ocular diagnostic technologies. Our core purpose is to improve life through evidence-based medical therapies.

Our product for Dry AMD, the RHEO™ System, is used to perform the Rheopheresis™ procedure, which we refer to under our trade name RHEO™ Therapy. The Rheopheresis™ procedure is a blood filtration procedure that selectively removes molecules from plasma and is designed to treat Dry AMD, the most common form of the disease.

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

Subsequent to the February 3, 2006 announcement, we completed an in-depth analysis of the MIRA-1 study data identifying subjects that were included in the intent-to-treat, or ITT, population but who deviated from the MIRA-1 protocol as well as those patients who had documented losses or gains in vision for reasons not related to retinal disease such as cataracts. Those subjects in the ITT population who met the protocol requirements, and who did not exhibit ophthalmic changes unrelated to retinal disease, comprised the modified per-protocol population. In the modified per-protocol analysis, eyes treated with RHEO™ Therapy demonstrated a mean vision gain of 0.8 lines of ETDRS BCVA at 12 months post-baseline, compared to a mean vision loss of 0.1 lines of ETDRS BCVA in the eyes in the placebo group. The result was statistically significant (repeated measure p value = 0.0147). The following table presents a summary of the ETDRS BCVA changes observed 12 months post-baseline in the modified per-protocol analysis of MIRA-1:

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
In light of the MIRA-1 study results, we re-evaluated our Pre-market Approval Application, or PMA, submission strategy and then met with representatives of the FDA on June 8, 2006 in order to discuss the impact the MIRA-1 results would have on our PMA to market the RHEO™ System in the United States.  As expected, in light of MIRA-1’s failure to meet its primary efficacy endpoint, the FDA advised us that it will require an additional study of the RHEO™ System to be performed. At that meeting, the FDA confirmed its willingness to allow the substitution, in the new study, of the new polysulfone Rheofilter™ filter for the older cellulose acetate filter which currently forms part of the RHEO™ System. The immediate replacement of the filter avoids the regulatory uncertainties that would arise, were the replacement to take place following receipt of FDA approval. Furthermore, due to manufacturing constraints on the number of cellulose acetate filters that can be produced by their manufacturer, Asahi Kasei Medical Co., Ltd. (formerly Asahi Medical Co., Ltd.), or Asahi Medical, the replacement of the filter in the new trial eliminates the need to continue to build and maintain adequate inventories of the older cellulose acetate filter that the Company had been building and maintaining in preparation for commercial launch. On January 29, 2007, the Company announced that it had obtained Investigational Device Exemption clearance from the FDA to commence the new pivotal clinical trial of the RHEO™ System, called RHEO-AMD, or Safety and Effectiveness in a Multi-center, Randomized, Sham-controlled Investigation for Dry, Non-exudative Age-Related Macular Degeneration (AMD) Using Rheopheresis, allowing the enrollment of patients in RHEO-AMD to commence during the first quarter of 2007.

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

In April 2006, we sold a number of treatment sets, with a negotiated discount, to Veris at a price lower than our cost.  Accordingly, the price which we charged to Veris, net of a negotiated discount, represents the current net realizable value; therefore, we wrote down the value of our treatment sets to reflect their current net realizable value as at June 30, 2006. During the six months ended June 30, 2006, we recognized a provision related to inventory of $1,625,000 based on the above analysis (2007 - nil). We also set up an additional provision for obsolescence of $1,679,124 during the year ended December 31, 2006 for treatment sets that will unlikely be utilized prior to their expiration dates.

As at June 30, 2007 and December 31, 2006, the Company had inventory reserves of $4,769,365 and $5,101,394, respectively.  The decrease in the inventory reserve is due to the sale of inventory during the six-month period ended June 30, 2007 that had previously been provided for.

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

In November 2006, we sold a total of 348 treatment sets to Veris for $73,776, including applicable taxes, payment for which was not received by the Company within the agreed credit period. The sale of these treatment sets was not recognized as revenue during the year ended December 31, 2006 as we believed that Veris would not be able to meet its financial obligations to the Company. In January 2007, we met with the management of Veris and agreed to forgive the outstanding amount receivable of $73,776 which was owing for the purchase of the 348 treatment sets delivered to Veris in November 2006. We also recognized an inventory loss of $60,987 during the year ended December 31, 2006, representing the cost of the 348 treatment sets shipped to Veris in November 2006.

In March 2007, Veris negotiated new payment terms with the Company, and it was agreed that payment for treatment sets shipped subsequent to March 2007 must be received within 180 days of shipment. Included in amounts receivable, net as at June 30, 2007 is $86,496 due from Veris for the purchase of 408 treatment sets, plus applicable taxes, payment for which is expected to be received by the Company on or before December 11, 2007. The sale of these treatment sets is included in deferred revenue as at June 30, 2007. Revenue will be recognized when we receive payment for the treatment sets.

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

On September 1, 2006, we completed the acquisition of Solx, Inc. (“SOLX”) for a total purchase price of $29,068,443 which includes acquisition-related transaction costs of $851,279. In connection with the payment of the purchase price, the Company issued an aggregate of 8,399,983 shares of its common stock and paid $7,000,000 in cash to the former stockholders of SOLX. The Company remains indebted to the former stockholders of SOLX in an aggregate amount of up to $13,000,000 for the outstanding portion of the purchase price of SOLX. SOLX is a Boston University Photonics Center-incubated company that has developed a system for the treatment of glaucoma called the SOLX Glaucoma System. The results of SOLX’s operations have been included in our consolidated financial statements since September 1, 2006. The SOLX Glaucoma System is a next-generation treatment platform designed to reduce intra-ocular pressure, or IOP, without a bleb (which is a surgically created flap that serves as a drainage pocket underneath the surface of the eye), thus avoiding its related complications. The SOLX Glaucoma System consists of the SOLX 790 Laser, a titanium sapphire laser used in laser trabeculoplasty procedures, and the SOLX Gold Shunt, a 24-karat gold, ultra-thin drainage device designed to bridge the anterior chamber and the suprachoroidal space in the eye, using the pressure differential that exists naturally in the eye in order to reduce IOP.

Both the SOLX 790 Laser and the SOLX Gold Shunt are currently the subject of randomized, multi-center clinical trials. The results of these clinical trials will be used in support of applications to the FDA for a 510(k) clearance for each of the SOLX 790 Laser and the SOLX Gold Shunt, the receipt of which, if any, will enable the Company to market and sell these products in the United States. Currently, our intention is to file the application for a 510(k) clearance for the SOLX 790 Laser by the end of 2007 and to file the application for a 510(k) clearance for the SOLX Gold Shunt by the end of the second half of 2008.

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

On November 30, 2006, we acquired 50.1% of the capital stock of OcuSense, Inc., or OcuSense, measured on a fully diluted basis, for a total purchase price of $4,171,098 which includes acquisition-related transaction costs of $171,098. The Company agreed to make additional payments totaling $4,000,000 upon the attainment of two pre-defined milestones by OcuSense prior to May 1, 2009. In June 2007, we paid OcuSense a total of $2,000,000 upon the attainment of the first of the two pre-defined milestones. The carrying value of the intangible asset acquired upon the acquisition of OcuSense was increased by $1,663,333 which reflects the minority interest portion of the $2,000,000 paid to OcuSense in the amount of $998,000 and the additional deferred tax liability of $665,333 recorded based on the difference between the increase in the carrying value of the intangible asset and its tax basis. The balance of the contingent payment of $2,000,000 will be paid upon the attainment of the second pre-determined milestone.

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

On November 30, 2006, we announced that Mr. Elias Vamvakas, our Chairman and Chief Executive Officer, had agreed to provide us with a standby commitment to purchase convertible debentures of the Company (“Convertible Debentures”) in an aggregate maximum amount of $8,000,000 (the “Total Commitment Amount”).  Pursuant to the Summary of Terms and Conditions, executed and delivered as of November 30, 2006 by the Company and Mr. Vamvakas, during the 12-month commitment term commencing on November 30, 2006, upon no less than 45 days’ written notice by the Company to Mr. Vamvakas, Mr. Vamvakas was obligated to purchase Convertible Debentures in the aggregate principal amount specified in such written notice. A commitment fee of 200 basis points was payable by the Company on the undrawn portion of the Total Commitment Amount. Any Convertible Debentures purchased by Mr. Vamvakas would have carried an interest rate of 10% per annum and would have been convertible, at Mr. Vamvakas’ option, into shares of the Company’s common stock at a conversion price of $2.70 per share. The Summary of Terms and Conditions further provided that if the Company closed a financing with a third party, whether by way of debt, equity or otherwise and there are no Convertible Debentures outstanding, then, the Total Commitment Amount was to be reduced automatically upon the closing of the financing by the lesser of: (i) the Total Commitment Amount; and (ii) the net proceeds of the financing. On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 in a private placement of shares of its common stock and warrants. The Total Commitment Amount was therefore reduced to zero, thus effectively terminating Mr. Vamvakas’ standby commitment. No portion of the standby commitment was ever drawn down by the Company, and the Company paid Mr. Vamvakas a total of $29,808 in commitment fees in February 2007.

Our results of operations for the three and six months ended June 30, 2007 and 2006 were impacted by our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payments” (“SFAS No. 123R”), which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method of adoption requiring us to include this stock-based compensation charge in our results of operations beginning on January 1, 2006 without restating prior periods to include stock-based compensation expense. Stock-based compensation expense was $414,926, $667,047, $1,024,429 and $959,953 during the three and six months ended June 30, 2007 and 2006, respectively. This method also required us to estimate forfeitures as of the effective date of adoption of SFAS No. 123R and to eliminate any compensation cost previously recognized in income for periods before the effective date of adoption. This compensation cost previously recognized in income should be recognized as the cumulative effect of a change in accounting principle as of the required effective date. We also recognized $107,045 as the cumulative effect of a change in accounting principle reflecting the impact of our estimated forfeitures of outstanding awards as of January 1, 2006.

As of June 30, 2007, $2,584,485 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.26 years.

On February 1, 2007, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which we agreed to issue to the investors an aggregate of 6,677,333 shares of our common stock (the “Shares”) and five-year warrants exercisable into an aggregate of 2,670,933 shares of our common stock (the “Warrants”).  The per share purchase price of the Shares is $1.50, and the per share exercise price of the Warrants is $2.20, subject to adjustment.  The Warrants will become exercisable on August 6, 2007. Pursuant to the Securities Purchase Agreement, on February 6, 2007, we issued the Shares and the Warrants. The gross proceeds of sale of the Shares and the Warrants totaled $10,016,000 (less transaction costs of $871,215). On February 6, 2007, we also issued to Cowen and Company, LLC a five-year warrant exercisable into an aggregate of 93,483 shares of our common stock (the “Cowen Warrant”) in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the sale of the Shares and the Warrants. All of the terms and conditions of the Cowen Warrant (other than the number of shares of our common stock into which it is exercisable) are identical to those of the Warrants. The estimated grant date fair value of the Cowen Warrant of $97,222 is included in the transaction cost of $871,215.

We account for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretation EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS No. 133 requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. Based on the provisions of EITF 00-19, we determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, we have classified the Warrants and the Cowen Warrant as a current liability as of June 30, 2007. The estimated fair value of the Warrants and the Cowen Warrant was determined using the Black-Scholes options pricing model. We initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the Shares and the Warrants based on their relative fair values. This resulted in an allocation of $2,052,578 to the obligation under warrants which includes the fair value of the Cowen Warrant of $97,222. SFAS No. 133 also requires the Company to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the Warrants and the Cowen Warrant as at June 30, 2007 and determined the aggregate fair value to be $1,105,766, a decrease of $946,812 over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance. Accordingly, we recognized a gain of $946,812 in our consolidated statements of operations for the six months ended June 30, 2007 to reflect the decrease in the fair value of the Warrants and the Cowen Warrant at June 30, 2007. Transaction costs associated with the issuance of the Warrants of $170,081 was recorded as an expense in the Company’s consolidated statement of operations for the six months ended June 30, 2007.

On March 11, 2007, our board of directors approved the grant to the directors of the Company, other than Mr. Vamvakas, of a total of 165,000 options under the 2002 Stock Option Plan. In exchange for these options, each of the directors of the Company will forego the cash remuneration which he or she would have been entitled to receive from us during the financial year ending December 31, 2007 in respect of (i) his or her annual director's fee of U.S.$15,000, (ii) in the case of those directors who chair a committee of the board of directors of the Company, his or her fee of U.S.$5,000 per annum for chairing such committee and (iii) his or her fee of U.S.$2,500 per fiscal quarter for the quarterly in-person meetings of the board of directors of the Company. The number of options granted to each of the directors was determined to be 8% higher in value than the cash remuneration to which the directors would have been entitled during the financial year ending December 31, 2007 and was determined using the Black-Scholes option-pricing model, based on an attributed value of $1.64 per share of the Company's common stock underlying such options. The number of options granted to each director, calculated using this methodology, was then rounded up to the nearest 1,000. These options are exercisable immediately and will remain exercisable until the tenth anniversary of the date of their grant, notwithstanding any earlier disability or death of the holder thereof or any earlier termination of his or her service to the Company. The exercise price of each option is set at $1.82, which was the per share closing price of the Company's common stock on NASDAQ on March 9, 2007, the last trading day prior to the date of grant.

RECENT DEVELOPMENTS

On May 30, 2007, TLC Vision Corporation (“TLC Vision”) and JEGC OCC Corp. (“JEGC”) announced that JEGC had agreed to purchase TLC Vision’s ownership stake in the Company, subject to certain minimum prices and regulatory limitations and further subject to JEGC obtaining satisfactory financing and other customary closing conditions. On July 3, 2007, we announced that we had entered into discussions with JEGC for the private placement of approximately $30,000,000 of shares of the Company’s common stock at a price based upon the average trading price at the time of purchase, subject to compliance with regulatory requirements and to a minimum purchase price of $1.05 per share.  It is anticipated that JEGC will gain a control position in the Company, if both of these transactions are completed.

JEGC is owned by Jefferson EquiCorp Ltd. and by Greybrook Corporation, a firm controlled by Mr. Vamvakas.

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

We believe that, except as stated below, there have been no significant changes during the six months ended June 30, 2007 to the items disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission on March 29, 2007.

Income taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosure.

As a result of the implementation of the provisions of FIN No. 48, the Company recognized a reduction to the January 1, 2007 deferred tax liability balance in the amount of $4.6 million with a corresponding reduction to accumulated deficit.

As of January 1, 2007, the Company had unrecognized tax benefits of $24.8 million which, if recognized, would favorably affect the Company’s effective tax rate.

When applicable, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as other expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company did not have any liability for the payment of interest and penalties.

The Company does not expect a significant change in the amount of its unrecognized tax benefits within the next 12 months. Therefore, it is not expected that the change in the Company’s unrecognized tax benefits will have a significant impact on the results of operations or financial position of the Company.

However, a portion of the Company’s net operating losses may be subject to annual limitations as a result of the Company’s initial public offering and prior changes of control. Accordingly, until a formal analysis of effect of the changes of control is performed, a portion of the income tax benefits recognized to date may be affected.

All federal income tax returns for the Company and its subsidiaries remain open since their respective dates of incorporation due to the existence of net operating losses.  The Company and its subsidiaries have not been, nor are they currently, under examination by the Internal Revenue Service or the Canada Revenue Agency.

State and provincial income tax returns are generally subject to examination for a period of between three and five years after their filing.  However, due to the existence of net operating losses, all state income tax returns of the Company and its subsidiaries since their respective dates of incorporation are subject to reassessment.  The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.  The Company and its subsidiaries have not been, nor are they currently, under examination by any state tax authority.

RESULTS OF OPERATIONS

Revenues, Cost of Sales and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	$	$		$	$

Revenues
Retina revenue	—	82,715	(100)%	90,000	82,715	9%
Glaucoma revenue	121,275	—	N/M*	160,900	—	N/M*
	121,275	82,715	47%	250,900	82,715	203%
Cost of sales
Retina cost of sales	33,297	4,317	671%	65,397	1,654,317	(96)%
Glaucoma cost of sales	48,714	—	N/M*	112,956	—	N/M*
	82,011	4,317	1,800%	178,353	1,654,317	(89)%
Gross margin
Retina gross margin (loss)	(33,297)	78,398	(142)%	24,603	(1,571,602)	102%
Percentage of retina revenue	N/M*	95%	N/M*	27%	(1,900)%	1,927 pts
Glaucoma gross margin	72,561	—	N/M*	47,944	—	N/M*
Percentage of glaucoma revenue	60%	—	N/M*	30%	—	N/M*
Total gross margin (loss)	39,264	78,398	(50)%	72,547	(1,571,602)	105%
Percentage of total revenue	32%	95%	(63) pts	29%	(1,900)%	1,929 pts

*N/M – Not meaningful

Revenues

Retina Revenue

Retina revenue consists of revenue generated from the sale of components of the RHEO™ System.

During each of the second quarter of 2007 and the corresponding period in fiscal 2006, we sold a total of 408 treatment sets at a price of $200 per treatment set to Veris. However, during the second quarter of 2007, the sale of these treatment sets was not recognized as revenue, based on Veris’ payment history with the Company and the new 180-day payment terms agreed by Veris and us in March 2007. Instead, the sale of the treatment sets has been included in deferred revenue as at June 30, 2007. Revenue will be recognized when the Company receives payment for these treatment sets, which is expected to be received on or before December 11, 2007. The sale of the 408 treatment sets during the second quarter of 2006 was recognized in revenue as payment was received by the Company in advance of shipment of the treatment sets.

Revenues for the six months ended June 30, 2007 is made up of revenue from the sale of a total of 600 treatment sets at a negotiated price of $150 per treatment set to Macumed AG, a company based in Germany. Revenues for the six months ended June 30, 2006 includes the sale of 408 treatment sets to Veris at a negotiated price of $200 per treatment set.

Glaucoma Revenue

Glaucoma revenue consists of revenue generated from the sale of components of the SOLX Glaucoma System.

On September 1, 2006, the Company completed the acquisition of SOLX, and the results of SOLX’s operations have been included in our consolidated financial statements since that date. Revenue for the three and six months ended June 30, 2007 therefore includes the sale of components of the SOLX Glaucoma System during the three- and six-month period. There was no comparative revenue during the three and six months ended June 30, 2006.

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

Cost of sales for the three months ended June 30, 2007 includes royalty fees payable to Dr. Brunner and Mr. Stock and additional freight charges on the treatment sets sold and delivered to Macumed AG during the first quarter of 2007. Included in cost of sales for the three months ended June 30, 2006 are royalty fees payable to Dr. Brunner and Mr. Stock and the cost of sale of the treatment sets sold during the three-month period. In addition, during the three-month period ended June 30, 2006, Veris returned four pumps which had been sold to it in December 2005. In fiscal 2005, we had recorded an inventory loss associated with all sales made to Veris in December 2005 and did not recognize revenue due to our anticipation that Veris may not return the products shipped to it and would not be able to pay for the amounts invoiced. Accordingly, the cost of the four pumps returned by Veris, valued at $85,058, was used to reduce the cost of sales in the period. There was no comparable reduction of expense in the three months ended June 30, 2007.

Cost of sales for the six months ended June 30, 2007 includes royalty fees payable to Dr. Brunner and Mr. Stock and freight charges on the treatment sets sold and delivered to Macumed AG during the six-month period. Included in cost of sales for the six months ended June 30, 2006 are royalty fees payable to Dr. Brunner and Mr. Stock and a charge of $1,625,000 which reflects the write-down of the treatment sets to its then net realizable value. There was no comparable expense in the six months ended June 30, 2007.

Glaucoma Cost of Sales

Cost of sales includes the cost of the components of the SOLX Glaucoma System sold during the three- and six-month period ended June 30, 2007. There was no comparative expense during the three and six months ended June 30, 2006 as we completed the acquisition of SOLX on September 1, 2006.

Gross Margin

Retina Gross Margin (Loss)

During the three months ended June 30, 2007, as compared with the three months ended June 30, 2007, our retina gross margin decreased by 142% due mainly to the value of the four pumps returned by Veris during the three months ended June 30, 2006. In addition, the sale of 408 treatment sets to Veris during the three months ended June 30, 2007 was not recognized as revenue during the three-month period. Revenue will be recognized when payment is received by the Company.

Gross margin on sales was a profit of $24,603 for the six months ended June 30, 2007 as compared with a loss of $1,571,602 during the comparative prior year period due primarily to the write-down of our inventory to its net realizable value offset by the value of the four pumps returned by Veris during the six months ended June 30, 2006.

Glaucoma Gross Margin

Gross margin on the sale of the components of the SOLX Glaucoma System was $72,561 and $47,944 during the three and six months ended June 30, 2007. Gross margins are affected by product mix. Upon receipt of 510(k) clearance for the SOLX Gold Shunt, if any, we expect that we will sell more SOLX Gold Shunts for which the margins are much higher than the SOLX 790 Laser.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	$	$		$	$

General and administrative	3,367,770	2,753,780	22%	6,843,138	4,750,365	44%
Clinical and regulatory	2,695,584	1,471,473	83%	5,493,421	2,946,860	86%
Sales and marketing	755,176	465,347	62%	1,507,962	891,334	69%
Impairment of goodwill	—	65,945,686	N/M*	—	65,945,686	N/M*
Restructuring charges	—	—	—	—	819,642	N/M*
	6,818,530	70,636,286	(90)%	13,844,521	75,353,887	(82)%
*N/M – Not meaningful

General and Administrative Expenses

General and administrative expenses increased by $613,990 during the second quarter of 2007, as compared with the corresponding period in fiscal 2006, due to an increase of $862,635 in amortization of intangible assets expense associated with the intangible assets acquired upon the acquisition of SOLX and OcuSense on September 1, 2006 and November 30, 2006, respectively. Employee and related travel and administrative costs also increased by $464,446 during the three months ended June 30, 2007 as these costs include the cost of SOLX and OcuSense’s employee and related travel and other administrative costs for the three-month period. There was no comparative expense during the three months ended June 30, 2006 as we completed the acquisition of SOLX and OcuSense during the second half of fiscal 2006. These increases in cost were partially offset by the decrease in stock-based compensation expense of $227,158 due to the stock-based compensation expense associated with the re-pricing of then out-of-the-money stock options of the Company during the three months ended June 30, 2006. There was no comparable expense during the three months ended June 30, 2007. Public company costs, fees associated with the use of consultants and professional fees to establish agreements and to review and amend existing contracts also decreased by $469,713 during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006.

General and administrative expenses increased by $2,092,773 during the six months ended June 30, 2007, as compared with the corresponding prior year period due to an increase of $1,725,271 in amortization of intangible asset expense. Employee and related travel and administrative costs also increased by $753,548 during the six months ended June 30, 2007. These increases were partially offset by a decrease in professional fees of $331,440. Directors’ fees also decreased by $80,386 due to the grant of options to directors in lieu of cash payment of their annual fees for board and committee memberships.

We continue to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Clinical and Regulatory Expenses

Clinical and regulatory expenses increased by $1,224,111 during the three months ended June 30, 2007, as compared with the corresponding prior year period, due to clinical trial expenses associated with the RHEO-AMD trial of $572,371, SOLX’s clinical and regulatory expenses of $728,402 and OcuSense’s product development and regulatory costs of $696,648 during the period. There was no comparable expense during the three months ended June 30, 2007. These increases in cost during the three months ended June 30, 2007 were offset in part by the decrease in costs associated with the MIRA-1 trial, the LEARN, or Long-term Efficacy in AMD from Rheopheresis in North America, trials and other related clinical trials of $778,881 as the Company completed the analysis of the MIRA-1 data during the first half of fiscal 2006 and the treatment phase of the LEARN trials was completed in December 2006.

During the six months ended June 30, 2007, as compared with the six months ended June 30, 2007, the increase in clinical and regulatory expenses of $2,546,561 is due to increased clinical trial expenses associated with the RHEO-AMD trial of $1,107,237, SOLX’s clinical and regulatory expenses of $1,347,750 and OcuSense’s product development and regulatory costs of $1,634,730 during the period. Stock-based compensation expense also increased by $97,895 during the six months ended June 30, 2007 as a result of the expense related to the grant of stock options to certain of SOLX’s employees and stock-based compensation expense associated with OcuSense’s outstanding options. These options had been granted to certain of OcuSense’s consultants prior to our acquisition of OcuSense on November 1, 2006. There was no comparable expense during the six months ended June 30, 2006. However, costs associated with the MIRA-1 trial, the LEARN trials and other related clinical trials decreased by $1,712,817 as the Company completed the analysis of the MIRA-1 data during the first half of fiscal 2006 and the treatment phase of the LEARN trials was completed in December 2006.

Our goal is to establish the RHEO™ Therapy as the leading treatment for Dry AMD in North America and to establish the SOLX Glaucoma System as a unique, new surgery of choice for glaucoma. Accordingly, we expect clinical and regulatory expenses to increase in the future as we continue the RHEO-AMD trial. We also have to complete ongoing studies of the SOLX 790 Laser and the SOLX Gold Shunt in order to obtain 510(k) approval to market them in the United States. In addition, we have to complete product development of OcuSense’s TearLab™ test for DES. Following the completion of product development, OcuSense will have to conduct clinical trials in order to seek a 510(k) clearance and a CLIA waiver from the FDA for the TearLab™ test for DES.

Sales and Marketing Expense

Sales and marketing expenses increased by $289,829 during the three months ended June 30, 2007, as compared with the prior period in fiscal 2006, due to SOLX’s sales and marketing expenses of $152,226 for trade shows, physician education and training and other marketing public relations during the three-month period ended June 30, 2007. There were no comparable expenses in the prior year period as the Company completed the acquisition of SOLX on September 1, 2006. Employee and travel costs also increased by $179,061 during the three months ended June, 2007 due to SOLX’s commercialization activities in Europe and the additional cost of a new employee of OcuSense who was hired to begin establishing sales and marketing efforts to promote the use of the TearLab™ test for DES in North America and Europe. These increases in cost during the three months ended June 30, 2007 were offset in part by the decrease in marketing expenses of $49,458 due to reduced marketing efforts for the RHEO™ System in the period.

Sales and marketing expenses increased by $616,628 during the six months ended June 30, 2007, as compared with the prior period in fiscal 2006, due to SOLX’s sales and marketing expenses of $386,418 and increased employee and related and travel and administrative costs of $328,350. These increases in cost during the six months ended June 30, 2007 were offset in part by the decrease in the RHEO™ System marketing expenses of $122,925 due to reduced marketing efforts in the period following the announcement of MIRA-1 results.

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

Impairment of Goowill

The continued decrease in our stock price subsequent to the February 3, 2006 announcement of MIRA-1's failure to meet its primary endpoint, the June 12, 2006 announcement of the outcome of our meeting with the FDA and the June 30, 2006 announcement of the termination of negotiations with Sowood were identified as indicators of impairment which led to an analysis of our intangible assets and goodwill which, in turn, resulted in the reporting of an impairment charge of $65,946,686. The impairment of goodwill charge of $65,946,686 in the three and six months ended June 30, 2006 represents the write-down of the value of goodwill acquired on the purchase of TLC Vision's 50% interest in OccuLogix, L.P. on December 8, 2004 to its fair value as at June 30, 2006. There was no comparable charge in the three- and six-month period ended June 30, 2007.

Restructuring Charges

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we recognized a total of $819,642 in restructuring charges during the six months ended June 30, 2006. The Company implemented a number of structural and management changes designed both to support the continued development of the RHEO™ System and to execute the Company’s accelerated diversification strategy within ophthalmology. The restructuring charge of $819,642, recorded in the six months ended June 30, 2006, consists solely of severance and benefit costs related to the termination of a total of 12 employees at both the Company’s Mississauga and Palm Harbor offices. The severance and benefit costs were fully paid by December 31, 2006. There was no comparable expense during the three months and six months ended June 30, 2007 and the three months ended June 30, 2006.

Other Income (Expenses)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	$	$		$	$

Interest income	215,927	410,228	(47)%	431,364	781,153	(45)%
Changes in fair value of warrant obligation	1,500,710	—	N/M*	776,730	—	N/M*
Interest and accretion expense	(204,896)	—	N/M*	(426,432)	—	N/M*
Other	(23,785)	(6,724)	(254)%	(7,940)	(7,105)	(12)%
Minority interest	489,937	—	N/M*	1,044,785	—	N/M*
	1,977,893	403,504	390%	1,818,507	774,048	135%
*N/M – Not meaningful

Interest Income

Interest income consists of interest income earned, in the current period and the corresponding prior period, on the cash raised by the Company in its initial public offering in December 2004 and in the private placement of the Shares and the Warrants in February 2007.

The decrease in interest income during the three and six months ended June 30, 2007, when compared to the corresponding periods in fiscal 2006, is due to the utilization of the funds raised in order to finance infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1, LEARN and RHEO-AMD trials and other clinical trials and, more recently, to acquire SOLX and OcuSense in line with our diversification strategy.

Changes in Fair Value of Warrant Obligation

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued the Warrants to these investors. The Warrants are five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock. On February 6, 2007, the Company also issued the Cowen Warrant to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants. The Cowen Warrant is a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock. The per share exercise price of the Warrants is $2.20, subject to adjustment, and the Warrants will become exercisable on August 6, 2007. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which it is exercisable) are identical to those of the Warrants. The Company accounts for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133 along with related interpretation EITF 00-19. Based on the provisions of EITF 00-19, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, the Company has classified the Warrants and the Cowen Warrant as a current liability as at June 30, 2007. The estimated fair value was determined using the Black-Scholes option-pricing model. In addition, SFAS No. 133 requires the Company to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the Warrants and the Cowen Warrant as at March 31, and June 30, 2007 and determined the aggregate fair value to be $2,626,195 and $1,105,766, an increase of $573,617 and a decrease of $946,812, respectively, over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance.

Changes in fair value of warrant obligation for the three months ended June 30, 2007 includes a gain of $1,520,429 which reflect the decrease in the fair value of the Warrants and the Cowen Warrant at June 30, 2007 over their fair value at March 31, 2007, the end of the Company’s previous reporting period. There was no comparable gain recorded in the three months ended June 30, 2006

Changes in fair value of warrant obligation for the six months ended June 30, 2007 includes the net gain of $946,812 recorded by the Company during the six-month period which reflect the decrease in the fair value of the Warrants and Cowen Warrant at June 30, 2007 over the initial measurement of their fair value on the date of issuance. Transaction costs associated with the issuance of the Warrants of $170,081 have also been recorded as a warrant expense in the Company’s consolidated statement of operations for the six months ended June 30, 2007. There was no comparable net gain recorded during the six months ended June 30, 2006.

Interest and Accretion Expense

In connection with the acquisition of SOLX on September 1, 2006, we remain indebted to the former stockholders of SOLX in an aggregate amount of up to $13,000,000 for the outstanding portion of the purchase price of SOLX. $5,000,000 of this amount is payable in cash on the second anniversary of the September 1, 2006 closing.  This $5,000,000 amount has been recorded as a long-term liability at its present value, discounted at the incremental borrowing rate of the Company at August 1, 2006. The difference between the discounted value and the $5,000,000 payable is being amortized using the effective yield method over the two-year period, with the monthly expense being charged as an interest expense in the Company’s consolidated statements of operations. Interest and accretion expense for the three and six months ended June 30, 2007 consists primarily of the amortization of the discount on the future payment to the former stockholders of SOLX for the three- and six-month periods.  There was no comparable expense in the three and six months ended June 30, 2006.

Other Income (Expense)

Other expenses for the three and six months ended June 30, 2007 consists of a one-time charge of $9,274 paid to one of our suppliers for carrying excess inventory on our behalf. Other expenses also include foreign exchange gains and losses resulting from exchange rate fluctuations on the Company’s foreign currency transactions and miscellaneous tax expenses during the three- and six-month periods. Other expenses for the three and six months ended June 30, 2006 consists primarily of foreign exchange gains and losses resulting from exchange rate fluctuations on the Company’s foreign currency transactions and miscellaneous tax expenses during the periods.

Minority Interest

Minority interest is from our acquisition of 50.1% of the capital stock of OcuSense, on a fully diluted basis, on November 30, 2006. The results of OcuSense’s operations have been included in our consolidated financial statements since that date. Income from minority interest of $489,937 and $1,044,785 for the three and six months ended June 30, 2007, respectively, relates to the loss reported by OcuSense in which the Company has a shared interest with the minority stockholders of OcuSense.

Recovery of Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	$	$		$	$

Recovery of income taxes	2,222,502	158,792	1,300%	5,101,852	316,850	1,510%

Recovery of Income Taxes

Recovery of income taxes increased by $2,063,710 and $4,785,002 during the three and six months ended June 30, 2007, respectively, as compared with the prior periods in 2006. The increase is due primarily to deferred tax recovery amounts of $1,714,187 and $4,082,343 associated with the recognition of the deferred tax asset from the availability of fiscal 2007 net operating losses in the United States which may be utilized to reduce taxes in future years.

To date, the Company has recognized income tax benefits in the aggregate amount of $11.5 million associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States which may be utilized to reduce taxes in future years. The benefits associated with the balance of the net operating losses are subject to a full valuation allowance since it is not more likely than not that these losses can be utilized in future years. A portion of the Company’s net operating losses may however be subject to annual limitations as a result of the Company’s initial public offering and prior changes of control. Accordingly, until a formal analysis of the effect of the changes of control is performed, a portion of the income tax benefits recognized to date may be affected.

Recovery of income taxes for the three and six months ended June 30, 2007 and 2006 also includes the amortization of the deferred tax liability which was recorded based on the difference between the fair value of intangible assets acquired and their tax bases. The increase in the amount recorded during the three and six months ended June 30, 2007, as compared with the corresponding periods in fiscal 2006, is due to the additional deferred tax liability recorded upon the acquisition of SOLX and OcuSense, being the difference between the fair value of the intangible assets acquired by the Company upon its acquisition of SOLX and OcuSense and their respective tax bases. The deferred tax liability totaling $24,127,397 is being amortized over an average period of 11.93 years, the estimated weighted-average useful life of the intangible assets.

Cumulative Effect of a Change in Accounting Principle

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	$	$		$	$

Cumulative effect of a change in accounting principle	—	—	—	—	107,045	*N/M

*N/M – Not meaningful

Cumulative Effect of a Change in Accounting Principle

The cumulative effect of a change in accounting principle reflects the impact of our estimated forfeitures of outstanding stock option awards as of January 1, 2006. On January 1, 2006, the effective date of adopting SFAS No. 123R, we were required to estimate the number of forfeitures of our outstanding awards as of the effective date. Consolidated balance sheet amounts related to any compensation cost for these estimated forfeitures previously recognized in prior periods before the adoption of SFAS No. 123R have to be eliminated and recognized in income as the cumulative effect of a change in accounting principle as of the effective date. There was no comparable expense in the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2007	December 31, 2006	Change
	$	$	$

Cash and cash equivalents	5,628,916	5,740,697	(111,781)
Short-term investments	9,975,000	9,785,000	190,000
	15,603,916	15,525,697	78,219

Percentage of total assets	17%	17%	—
Working capital	11,997,809	13,539,026	(1,541,217)

In December 2004, the Company raised $67,200,000 of gross cash proceeds (less issuance costs of $7,858,789) in an initial public offering of shares of its common stock. Immediately prior to the offering, the primary source of the Company’s liquidity was cash raised through the issuance of debentures.

On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 (less issuance costs of $871,215) in the private placement of the Shares and the Warrants.

To date, cash has been primarily utilized to finance increased infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1, LEARN and RHEO-AMD trials and other clinical trials and, more recently, to acquire SOLX and OcuSense in line with our diversification strategy. We expect that, in the future, we will use our cash resources to continue to develop our infrastructure and to complete ongoing clinical trials, including the RHEO-AMD trial and the ongoing clinical trials of the SOLX Glaucoma System, and to complete the product development of OcuSense’s TearLab™ test for DES and conduct the clinical trials that will be required for the TearLab™ test for DES. In addition, in connection with the acquisition of SOLX on September 1, 2006, we remain indebted to the former stockholders of SOLX in an aggregate amount of up to $13,000,000 for the outstanding portion of the purchase price of SOLX. We also remain indebted to OcuSense in an aggregate amount of up to $2,000,000 for the outstanding portion of the purchase price of the capital stock of OcuSense that we acquired on November 30, 2006. Furthermore, we are legally committed to make an additional equity investment of $3,000,000 upon receipt, if any, from the FDA of a 510(k) clearance for the TearLab™ test for DES and another additional equity investment of $3,000,000 upon receipt, if any, from the FDA of a CLIA waiver for the TearLab™ test for DES.

Management believes that the existing cash and cash equivalents and short-term investments, together with funds expected to be generated from operations, will be sufficient to fund the Company’s anticipated level of operations and other demands and commitments until early 2008.

Changes in Cash Flows

	Six Months Ended June 30,
	2007	2006	Change
	$	$	$

Cash used in operating activities	(8,929,417)	(8,339,814)	(589,603)
Cash (used in) provided by investing activities	(384,099)	16,686,540	(17,070,639)
Cash provided by financing activities	9,201,735	233,710	8,968,025
Net (decrease) increase in cash and cash equivalents during the period	(111,781)	8,580,436	(8,692,217)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the six months ended June 30, 2007 was $8,929,417.  Net loss during the six-month period was $6,851,615. The non-cash charges which comprise a portion of the net loss during that period consisted primarily of the amortization of intangible assets, fixed assets, patents and trademarks and accretion expense of $3,191,834 netted by applicable deferred tax liability of $5,101,852 and the change in the fair value of warrant obligation net of warrant expense of $776,730. Additional non-cash charges consist of $1,024,429 in stock-based compensation charges netted by income from minority interest of $1,044,785.

The net change in non-cash working capital balances related to operations for the six months ended June 30, 2007 and 2006 consists of the following:

	Six months ended June 30,
	2007	2006
	$	$

Due to related party	—	(5,957)
Amounts receivable, net	(295,191)	43,359
Inventory	46,528	(1,152,288)
Prepaid expenses	(246,528)	503,163
Deposit	—	(5,551)
Accounts payable	204,823	(363,275)
Accrued liabilities	815,055	(655,350)
Deferred revenue and rent inducement	101,888	17,330
Due to stockholders	4,527	(67,269)
Other current assets	(1,800)	—
	629,302	(1,685,838)

•	Amounts receivable, net increased due to accrued interest receivable on investments, trade receivables and sales taxes receivable.
•	Decrease in inventory reflects the sale of the components of the SOLX Glaucoma System, offset by the receipt of inventory to be utilized for the RHEO-AMD and related clinical trials.
•
Increase in prepaid expenses is primarily due to advance payments made to various organizations involved in the RHEO-AMD trial, offset in part by the amortization of prepaid insurance during the six-month period.

•
Accounts payable and accrued liabilities increased and reflect an increase in amounts owed for costs associated with the Company’s activities, including clinical trial activities, with respect to some of which the Company has not yet received invoices.

•
The increase in deferred revenue and rent inducement reflects the sale of treatment sets to Veris during the six months ended June 30, 2007 which has not been included in the revenue reported for the period. Revenue will be recognized when payment is received from Veris.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2007 is $384,099 and consists of the net purchase of short-term investments of $190,000, cash in the amount of $131,286 used to acquire fixed assets and cash in the amount of $62,813 used to protect and maintain patents and trademarks.

Net cash provided by investing activities for the six months ended June 30, 2006 was from the net sale of short-term investments of $19,070,000, offset by cash in the amount of $231,030 used to acquire fixed assets and cash in the amount of $101,903 used to protect and maintain patents and trademarks. Additional cash used in investing activities included the pre-acquisition loan of $2,000,000 advanced to SOLX and $50,527 paid in legal fees related to the then proposed SOLX acquisition.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2007 was $9,201,735 and is made up of gross proceeds in the amount of $10,016,000 raised in the February 2007 private placement of the Shares and the Warrants, less issuance costs of $871,215 which includes the fair value of the Cowen Warrant of $97,222 issued in part payment of the placement fee owed to Cowen and Company, LLC. Cash provided by financing activities also includes cash received in the amount of $2,228 from the exercise of options to purchase shares of common stock of the Company, offset by additional share issuance costs of $42,500 in respect of the shares issued to the former stockholders of SOLX in part payment of the purchase price of SOLX.

Net cash provided by financing activities for the six months ended June 30, 2006 of $233,710 was from the exercise of options to purchase shares of common stock of the Company.

Financial Condition

Management believes that the existing cash and cash equivalents and short-term investments, together with funds expected to be generated from operations and the net proceeds of the private placement of the Shares and the Warrants completed on February 6, 2007, will be sufficient to fund the Company’s anticipated level of operations and other demands and commitments until early 2008.

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

•	OcuSense’s ability to obtain 510(k) approval and a CLIA waiver from the FDA for the TearLab™ test for DES and the timing of such approval, if any;
•	whether government and third-party payors agree to reimburse treatments using the RHEO™ System, the components of the SOLX Glaucoma System and the TearLab™ test for DES;
•	the costs and timing of building the infrastructure to market and sell the RHEO™ System, the components of the SOLX Glaucoma System and the TearLab™ test for DES;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the effect of competing technological and market developments.

On July 3, 2007, we announced that we had entered into discussions with JEGC for the private placement of approximately $30,000,000 of shares of the Company’s common stock at a price based upon the average trading price at the time of purchase, subject to compliance with regulatory requirements and to a minimum purchase price of $1.05 per share.  These discussions are ongoing, but there can be no assurance that they will culminate in a successful transaction.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize, in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. As a result of the adoption of FIN No. 48 in the first quarter of fiscal 2007, we recognized a reduction to the January 1, 2007 deferred tax liability balance in the amount of $4.6 million with a corresponding reduction to accumulated deficit.

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

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which the adoption of SFAS No. 159 will have on our consolidated results of operations and financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are in U.S. dollars or are linked to the U.S. dollar, while a portion of our expenses are in Canadian dollars, euros and Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar, euro or Australian dollar against the U.S. dollar. Any strengthening of these currencies in relation to the U.S. dollar would increase the U.S. dollar cost of our operations and would affect our U.S. dollar measured results of operations. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that would be advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk. We believe this will minimize our interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a)                 Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time reports specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the six-month period ended June 30, 2007, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out by the CEO and the CFO. Based on their evaluation, the CEO and the CFO have concluded that, as of the end of that fiscal period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the desired control objectives.

(b)                 Changes in Internal Control over Financial Reporting. During the six-month period ended June 30, 2007, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The financial reporting for the six-month period ended June 30, 2007 includes the operations of SOLX and OcuSense for that fiscal period. SOLX was acquired by the Company on September 1, 2006, and the Company acquired 50.1% of the capital stock of OcuSense, measured on a fully diluted basis, on November 30, 2006.  The Company has not yet completed its review of SOLX’s and OcuSense’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 25, 2007, we issued an aggregate of 2,250 shares of Common Stock to Carol Jones as a result of the exercise of options to purchase common shares at an exercise price per share of $0.99 in consideration for cash.

The above issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 701 thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There has not been any default upon our senior securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 29, 2007, the Company held its 2007 Annual Meeting of Stockholders. At the Annual Meeting, the following matters were submitted to a vote of stockholders:

1.	The following seven individuals were nominated and elected to serve as directors of the Company:

Elias Vamvakas	FOR:	41,314,866
	WITHHOLD AUTHORITY:	3,295,891
Thomas N. Davidson	FOR:	41,326,112
	WITHHOLD AUTHORITY:	3,284,645
Jay T. Holmes	FOR:	41,325,356
	WITHHOLD AUTHORITY:	3,285,401
Richard Lindstrom	FOR:	41,314,574
	WITHHOLD AUTHORITY:	3,296,183
Georges Noël	FOR:	41,320,912
	WITHHOLD AUTHORITY:	3,289,845
Gilbert S. Omenn	FOR:	41,307,209
	WITHHOLD AUTHORITY:	3,303,548
Adrienne L. Graves	FOR:	41,326,012
	WITHHOLD AUTHORITY:	3,284,745

2.
The holders of 43,448,159 shares of the Company’s common stock voted in favor of, 118,199 voted against and 11,299 abstained from voting with respect to the ratification of the selection of Ernst & Young LLP, independent certified public accountants, to serve as independent auditors of the Company for the fiscal year ending December 31, 2007.

3.
The holders of 32,676,796 shares of the Company’s common stock voted in favor of, 2,882,487 voted against and 12,125 abstained from voting with respect to the approval of the increase of the share reserve under the Company’s 2002 Stock Option Plan by 2,000,000, from 4,456,000 to 6,456,000.

However, of the number of shares of the Company’s common stock indicated above as having been voted by their respective holders in favor of this matter, 1,677,054 was subtracted from such number since 1,677,054 shares of the Company’s common stock were held by insiders of the Company at the close of business on May 4, 2007, the record date for the Annual Meeting. Accordingly, the holders of 30,999,742 shares of the Company’s common stock were deemed to have voted in favor of this matter.

4.
The holders of 34,869,079 shares of the Company’s common stock voted in favour of, 668,886 voted against and 29,293 abstained from voting with respect to the approval to effect certain additional amendments to the Company’s 2002 Stock Option Plan.

However, of the number of shares of the Company’s common stock indicated above as having been voted by their respective holders in favour of this matter, 1,677,054 was subtracted from such number since 1,677,054 shares of the Company’s common stock were held by insiders of the Company at the close of business on May 4, 2007, the record date for the Annual Meeting. Accordingly, the holders of 33,192,025 shares of the Company’s common stock were deemed to have voted in favor of this matter.

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

OCCULOGIX, INC.

Date: August 8, 2007	By:	/s/ Elias Vamvakas
Chief Executive Officer