Form 10-Q
period 2007-09-30
OccuLogix, Inc.
filed 2007-11-09
CIK 1299139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                                September 30, 2007

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. (Check one):Yes               NoX

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date:  57,306,145 as of November 7, 2007

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

        OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
(Unaudited)
(Going Concern Uncertainty – See Note 1)
	September 30, 2007	December 31, 2006
	$	$

ASSETS
Current
Cash and cash equivalents	6,144,946	5,740,697
Short-term investments	75,000	9,785,000
Amounts receivable, net	364,193	166,209
Inventory, net	413,330	2,715,737
Prepaid expenses	727,263	680,476
Deposit	21,042	10,442
Other current assets	61,600	79,200
Total current assets	7,807,374	19,177,761
Fixed assets, net	320,857	860,717
Patents and trademarks, net	130,356	234,841
Investments	1,278,750	—
Intangible assets, net	32,504,138	55,683,399
Goodwill	14,446,977	14,446,977
Total assets	56,488,452	90,403,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	638,489	395,392
Accrued liabilities	3,029,621	2,090,937
Due to stockholders	236,052	152,406
Obligation under warrants	248,797	—
Current portion of other long-term liability	4,053,081	3,000,000
Total current liabilities	8,206,040	5,638,735
Deferred tax liability, net	—	18,939,417
Other long-term liability	—	3,420,609
Total liabilities	8,206,040	27,998,761
Minority interest	435,020	1,184,844
Stockholders’ equity
Capital stock
Common stock	57,306	50,627
Par value of $0.001 per share
Authorized: 75,000,000; Issued and outstanding:
September 30, 2007 – 57,306,145; December 31, 2006 – 50,626,562
Additional paid-in capital	363,498,629	354,320,116
Accumulated deficit	(315,062,293)	(293,150,653)
Accumulated other comprehensive loss	(646,250)	—
Total stockholders’ equity	47,847,392	61,220,090
Total liabilities and stockholders’ equity	56,488,452	90,403,695

See accompanying notes to interim consolidated financial statements

        OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Three months ended
	September 30,
	2007	2006
	$	$

Revenue
Retina	—	53,144
Glaucoma	15,225	32,300
Total revenue	15,225	85,444
Cost of goods sold
Retina
Cost of goods sold, net of goods recovered	2,262,411	80,358
Royalty costs	25,000	25,000
Glaucoma
Cost of goods sold	13,424	9,964
Royalty costs	6,250	2,083
Total cost of goods sold	2,307,085	117,405
	(2,291,860)	(31,961)
Operating expenses
General and administrative	3,276,981	2,314,344
Clinical and regulatory	3,852,115	1,071,380
Sales and marketing	687,429	505,088
Impairment of intangible asset	20,923,028	—
	28,739,553	3,890,812
Loss from operations	(31,031,413)	(3,922,773)
Other income (expense)
Interest income	137,444	368,585
Changes in fair value of warrant obligation	856,969	—
Interest and accretion expense	(223,268)	(77,191)
Other	(5,693)	20,704
Minority interest	703,038	—
	1,468,490	312,098
Loss before income taxes	(29,562,923)	(3,610,675)
Recovery of income taxes	9,902,899	26,867
Net loss for the period	(19,660,024)	(3,583,808)
Weighted average number of shares outstanding - basic and diluted	57,306,145	44,911,018
Net loss per share – basic and diluted	(0.34)	(0.08)

See accompanying notes to interim consolidated financial statements

        OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
	$	$

Revenue
Retina	90,000	135,859
Glaucoma	176,125	32,300
Total revenue	266,125	168,159
Cost of goods sold
Retina
Cost of goods sold, net of goods recovered	2,277,807	1,684,675
Royalty costs	75,000	75,000
Glaucoma
Cost of goods sold	111,397	9,964
Royalty costs	21,233	2,083
Total cost of goods sold	2,485,437	1,771,722
	(2,219,312)	(1,603,563)
Operating expenses
General and administrative	10,120,119	7,064,709
Clinical and regulatory	9,345,536	4,018,240
Sales and marketing	2,195,392	1,396,422
Impairment of intangible asset	20,923,028	—
Impairment of goodwill	—	65,945,686
Restructuring charges	—	819,642
	42,584,075	79,244,699
Loss from operations	(44,803,387)	(80,848,262)
Other income (expense)
Interest income	568,808	1,149,739
Changes in fair value of warrant obligation	1,633,700	—
Interest and accretion expense	(649,701)	(77,191)
Other	(13,633)	13,599
Minority interest	1,747,823	—
	3,286,997	1,086,147
Loss before income taxes and cumulative effect of a change in accounting principle	(41,516,390)	(79,762,115)
Recovery of income taxes	15,004,750	343,717
Loss before cumulative effect of a change in accounting principle	(26,511,640)	(79,418,398)
Cumulative effect of a change in accounting principle	—	107,045
Net loss for the period	(26,511,640)	(79,311,353)
Weighted average number of shares outstanding - basic and diluted	56,420,941	43,081,795
Loss before cumulative effect of a change in accounting principle per share – basic and diluted	(0.47)	(1.84)
Cumulative effect of a change in accounting principle per share – basic and diluted	—	—
Net loss per share – basic and diluted	(0.47)	(1.84)

See accompanying notes to interim consolidated financial statements

        OccuLogix, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(expressed in U.S. dollars)
(Unaudited)

	Voting common stock at par value		Additional paid-in capital	Accumulated deficit	Accumulated comprehensive loss	Net stockholders’ equity
	shares issued
	#	$	$	$	$	$

Balance, December 31, 2006	50,626,562	50,627	354,320,116	(293,150,653)	—	61,220,090
Net loss for the period	―	―	―	(26,511,640)	—	(26,511,640)
Unrealized loss on investments	―	―	―	―	(646,250)	(646,250)
Comprehensive loss						(27,157,890)
Stock-based compensation	―	―	1,362,813	―	―	1,362,813
Shares issued on private placement of common stock	6,677,333	6,677	8,053,967	―	―	8,060,644
Share issue costs	―	―	(743,634)	―	―	(743,634)
Shares issued on exercise of options	2,250	2	2,226	—	—	2,228
Contribution of inventory from related party	―	―	384,660	―	―	384,660
Change in OcuSense, Inc.’s stockholders’ equity, stock-based compensation	―	―	84,838	―	―	84,838
Contribution of inventory from unrelated party	―	―	33,643	―	―	33,643
Cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”	—	—	—	4,600,000	—	4,600,000
Balance, September 30, 2007	57,306,145	57,306	363,498,629	(315,062,293)	(646,250)	47,847,392

See accompanying notes to interim consolidated financial statements

        OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Nine months ended September 30,
	2007	2006
	$	$

OPERATING ACTIVITIES
Net loss for the period	(26,511,640)	(79,311,353)
Adjustments to reconcile net loss to cash used in operating activities:
Write-down of inventory	2,782,494	1,625,000
Stock-based compensation	1,447,651	1,838,025
Amortization and write-down of fixed assets	730,201	120,311
Amortization and write-down of patents and trademarks	195,495	3,671
Amortization of intangible asset	3,919,566	1,538,333
Impairment of intangible asset	20,923,028	—
Impairment of goodwill	—	65,945,686
Accretion expense	632,471	77,191
Amortization of premiums/discounts on short-term investments	—	35,824
Changes in fair value of warrant obligation	(1,633,700)	—
Deferred tax liability, net	(15,004,750)	(339,183)
Cumulative effect of a change in accounting principle	—	(107,045)
Minority interest	(1,747,823)	—
Net change in non-cash working capital balances related to operations	965,872	(2,279,666)
Cash used in operating activities	(13,301,135)	(10,853,206)

INVESTING ACTIVITIES
Sale of short-term investments	7,785,000	17,722,021
Additions to fixed assets	(190,341)	(244,292)
Additions to patents and trademarks	(91,010)	(102,137)
Advance to Solx, Inc., pre-acquisition	—	(2,265,085)
Acquisition costs	—	(861,630)
Payment for acquisition of Solx, Inc. net of cash acquired	(3,000,000)	(6,965,312)
Cash provided by investing activities	4,503,649	7,283,565

FINANCING ACTIVITIES
Proceeds from the exercise of common stock options	2,228	251,135
Proceeds from the issuance of common stock	10,016,000	―
Share issuance costs	(816,493)	―
Cash provided by financing activities	9,201,735	251,135

Net increase (decrease) in cash and cash equivalents during the period	404,249	(3,318,506)
Cash and cash equivalents, beginning of period	5,740,697	9,599,950
Cash and cash equivalents, end of period	6,144,946	6,281,444

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars except as otherwise stated)
September 30, 2007 (Unaudited)

1.	BASIS OF PRESENTATION, ACCOUNTING POLICIES AND GOING CONCERN UNCERTAINTY

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). These unaudited interim consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of OccuLogix, Inc. (the “Company”) as of September 30, 2007 and the results of its operations for the three- and nine-month periods then ended. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2007. Interim results are not necessarily indicative of results for a full year.

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

Going concern uncertainty

The accompanying unaudited interim consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. However, during the nine months ended September 30, 2007, the Company sustained losses of $26,511,640 and used cash of $13,301,135 to fund its operating activities. The Company’s history of losses and financial condition raise substantial doubt about the ability of the Company to continue as a going concern.

On February 6, 2007, the Company completed a private placement of shares of its common stock and warrants for total gross proceeds of $10,016,000 (less transaction costs of $871,215).

Management believes that these proceeds, together with the Company’s existing cash, will be sufficient to cover its operating activities and other demands only until early 2008.  The Company currently is not generating cash from operations, and most of its cash has been, and is being, utilized to fund its operations and to fund deferred acquisition payments.   The Company’s operating expenses have consisted, and will continue to consist, mostly of expenses relating to the furtherance of its clinical trial activities, the commercialization of the SOLX Glaucoma System in Europe and the completion of the product development of the TearLab™ test for dry eye syndrome, or DES.  Unless the Company raises additional capital, it will not have sufficient cash to support its operations beyond early 2008.

For some time, the Company has been seeking to raise additional capital, with the objective of securing funding sufficient to sustain its operations, and is continuing its capital raising efforts.  On October 9, 2007, the Company announced that its Board of Directors has authorized management and the Company’s advisors to explore the full range of strategic alternatives available to enhance shareholder value.  These alternatives may include, but are not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of the Company.  There can be no assurance that this ongoing exploration of strategic alternatives will result in a transaction.

In light of both the Company’s financial position as at September 30, 2007 and the Company’s current financial position, on November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for the dry form of age-related macular degeneration, or AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond early 2008. As a result of this review, the Company’s Board of Directors determined that it would be advisable to suspend indefinitely the RHEO™ System clinical development program in order to conserve as much cash as possible while the Company continues its capital-raising efforts.

As at September 30, 2007, the Company had investments in the aggregate principal amount of $1,925,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 6.054% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Based on discussions with the Company’s advisors and the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than its fair value as of September 30, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $1,278,750. The Company considers this to be a temporary reduction in the value, accordingly, the unrealized loss associated with these auction rate securities of $646,250 has been reported in other comprehensive loss for the nine months ended September 30, 2007. Although the Company continues to receive payment of interest earned on these securities, the Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of September 30, 2007. Management will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which the Company currently expects to be able to sustain its operations in the absence of an additional capital raise by the Company.

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

The Company’s goodwill amount by reporting unit is as follows:

	Retina	Glaucoma	Total
	$	$	$

Balance, December 31, 2006 and September 30, 2007	—	14,446,977	14,446,977

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

On June 12, 2006, the Company announced that it met with the FDA to discuss the results of MIRA-1 and confirmed that the FDA will require the Company to perform an additional study of the RHEO™ System.  In addition, on June 30, 2006, the Company announced that it had terminated negotiations with Sowood Capital Management LP in connection with a proposed private purchase of approximately $30,000,000 of zero-coupon convertible notes of the Company. In accordance with SFAS No. 142, the Company concluded that, based on the price of the Company’s common stock subsequent to the June 12, 2006 announcement and again after the June 30, 2006 announcement, there were sufficient indicators to require management to re-assess whether the Company’s recorded goodwill was impaired at June 30, 2006. Based on the goodwill impairment analysis performed, the Company concluded that a goodwill impairment charge of the remaining goodwill balance of $65,945,686 should be recorded during the second quarter of 2006.

Glaucoma

On September 1, 2006, the Company acquired Solx, Inc. (“SOLX”) by way of a merger for a total purchase price of $29,068,443. Of this amount, $14,446,977 has been allocated to goodwill. The Company determined that, as of September 30, 2007, no significant event or circumstance has occurred that may lead to an impairment of its acquired goodwill. The Company further determined that there have not been any significant changes in the methods used to value the net tangible and intangible assets acquired. Therefore, no impairment charge was required to be recorded during the three and nine months ended September 30, 2007.

3.	INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of the exclusive distribution agreements that the Company has with its major suppliers and other acquisition-related intangibles. The Company has no indefinite-lived intangible assets. The distribution agreements and other acquisition-related intangible assets are amortized using the straight-line method over an estimated useful life of 15 and 10 years, respectively. Amortization expense for the three and nine months ended September 30, 2007 and 2006 was $1,335,961, $3,919,566, $680,000 and $1,538,333, respectively.

As of September 30, 2007, the remaining weighted average amortization period for the distribution agreements is nil and 8.96 years for the other acquisition-related intangible assets.

Intangible assets subject to amortization consist of the following:

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	$	$	$	$

Distribution agreements	—	—	25,750,000	3,539,472
Shunt and laser technology	27,000,000	2,925,000	27,000,000	900,000
Regulatory and other	2,800,000	303,333	2,800,000	93,333
TearLab™ technology	6,368,749	436,278	4,705,416	39,212
	36,168,749	3,664,611	60,255,416	4,572,017

Estimated amortization expense for the intangible assets for each of the fiscal years ending December 31 is as follows:

$

Balance of 2007	906,795
2008	3,627,180
2009	3,627,180
2010	3,627,180
2011	3,627,180
Balance, thereafter	17,088,623

The Company’s intangible assets consist of the value of the exclusive distribution agreements the Company has with Asahi Kasei Kuraray Medical Co., Ltd. (“Asahi Medical”) (formerly Asahi Kasei Medical Co., Ltd.), the manufacturer of the Rheofilter filter and the Plasmaflo filter, and Diamed Medizintechnik GmbH (“Diamed”) and MeSys GmbH, the designer and the manufacturer, respectively, of the OctoNova pump. The Rheofilter filter, the Plasmaflo filter and the OctoNova pump are components of the RHEO™ System, the Company’s product for the treatment of Dry AMD. In light of both the Company’s financial position as at September 30, 2007 and the Company’s current financial position, on November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond early 2008. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company concluded that its indefinite suspension of the RHEO™ System clinical development program for Dry AMD was a significant event which may affect the carrying value of its distribution agreements. Accordingly, management was required to re-assess whether the carrying value of the Company’s distribution agreements was recoverable as of September 30, 2007. Based on management’s estimates of undiscounted cash flows associated with the distribution agreements, the Company concluded that the carrying value of the distribution agreements was not recoverable as of September 30, 2007. Accordingly, the Company recorded an impairment charge of $20,923,028 during the three months ended September 30, 2007 to record the distribution agreements at their fair value as of September 30, 2007.

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

The Company determined that, as of September 30, 2007, there have been no significant changes in the methods used to determine the fair market value of its other acquisition-related intangible assets. However, the Company’s prior history of losses and losses incurred during the nine months ended September 30, 2007 reflects a potential indication of impairment, thus requiring management to assess whether the Company’s other acquisition-related intangible assets were impaired as of September 30, 2007. Based on management’s estimates of forecasted undiscounted cash flows as of September 30, 2007, the Company concluded that there is no indication of an impairment of the Company’s other acquisition-related intangible assets. Therefore, no impairment charge was recorded during the three and nine months ended September 30, 2007.

4.	FIXED ASSETS

	September 30, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	$	$	$	$

Furniture and office equipment	130,585	62,170	119,776	49,566
Computer equipment and software	287,524	204,252	268,955	145,001
Leasehold improvements	6,335	176	—	—
Medical equipment	1,959,856	1,796,845	1,805,228	1,138,675
	2,384,300	2,063,443	2,193,959	1,333,242
Less accumulated amortization	2,063,443		1,333,242
	320,857		860,717

Amortization expense was $534,578, $730,201, $52,011, $120,311 during the three and nine months ended September 30, 2007 and 2006, respectively, and $213,488 during the year ended December 31, 2006.

In light of both the Company’s financial position as at September 30, 2007 and the Company’s current financial position, on November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond early 2008. In accordance with SFAS No. 144, the Company determined that the carrying value of certain of the Company’s medical equipments was not recoverable as of September 30, 2007. Accordingly, during the three and nine months ended September 30, 2007, the Company recorded a reduction to the carrying value of certain of its medical equipments of $431,683 which reflects a write-down of the value of these medical equipments to nil as of September 30, 2007. The assets written down were being used in the clinical trials of the RHEO™ System. The Company did not write down the carrying value of any of its fixed assets during the three and nine months ended September 30, 2006 or during the year ended December 31, 2006.

5.	PATENTS AND TRADEMARKS

	September 30, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	$	$	$	$

Patents	233,370	113,013	139,461	14,909
Trademarks	114,614	104,615	117,513	7,224
	347,984	217,628	256,974	22,133
Less accumulated amortization	217,628		22,133
	130,356		234,841

In light of both the Company’s financial position as at September 30, 2007 and the Company’s current financial position, on November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond early 2008. In accordance with SFAS No. 144, the Company determined that the carrying value of certain of the Company’s patents and trademarks was not recoverable as of September 30, 2007. Accordingly, during the three and nine months ended September 30, 2007, the Company recorded a $190,873 reduction to the carrying value of its patents and trademarks related to the RHEO™ System which reflects a write-down of these patents and trademarks to a value of nil as of September 30, 2007. The Company did not write down the carrying value of any of its patents and trademarks during the three and nine months ended September 30, 2006 or during the year ended December 31, 2006.

The Company’s recorded patents and trademarks as of September 30, 2007 relate to the cost of pending applications for patents and trademarks for components of the SOLX Glaucoma System and the TearLab™ technology. These patents and trademarks will be amortized, using the straight-line method, over an estimated useful life of 10 years from the date of approval of the patents and trademarks.

6.	RESTRUCTURING CHARGES

In March 2006, the Company implemented a number of structural and management changes designed to support both the continued development of its RHEO™ System to treat Dry AMD and to execute its accelerated diversification strategy within ophthalmology. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company recognized $819,642 in restructuring charges in the nine months ended September 30, 2006.

The restructuring charges of $819,642 recorded in the nine months ended September 30, 2006 consist solely of severance and benefit costs related to the termination of a total of 12 employees at both the Company’s Mississauga, Ontario and Palm Harbor, Florida offices. All severance and benefit costs were fully paid as at December 31, 2006.

7.	INVENTORY

The Company evaluates its ending inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions.  In April 2006, the Company sold a number of treatment sets to Veris Health Sciences Inc. (“Veris”) at a price lower than the Company’s cost.  Accordingly, the Company wrote down the value of its treatment sets to reflect this current net realizable value at September 30, 2006. In light of both the Company’s financial position as at September 30, 2007 and the Company’s current financial position, on November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond early 2008. Accordingly, the Company has written down the value of its treatment sets and OctoNova pumps, the components of the RHEO™ System, to nil as of September 30, 2007 since the Company is not expected to be able to sell or utilize these treatment sets and OctoNova pumps prior to their expiration dates, in the case of the treatment sets, or before the technologies become outdated. During the nine months ended September 30, 2007 and 2006, the Company recognized a provision related to inventory of $2,782,494 and $1,625,000, respectively, based on the above analysis.

As of September 30, 2007 and December 31, 2006, the Company had inventory reserves of $7,485,273 and $5,101,394, respectively.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

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

9.	STOCKHOLDERS’ EQUITY

(a)	Common stock

On February 1, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue to those investors an aggregate of 6,677,333 shares of the Company’s common stock (the “Shares”) and five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock (the “Warrants”).  The per share purchase price of the Shares was $1.50, and the per share exercise price of the Warrants is $2.20, subject to adjustment.  The Warrants became exercisable on August 6, 2007. Pursuant to the Securities Purchase Agreement, on February 6, 2007, the Company issued the Shares and the Warrants. The gross proceeds of the sale of the Shares and the Warrants totaled $10,016,000 (less transaction costs of $871,215). On February 6, 2007, the Company also issued to Cowen and Company, LLC a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock (the “Cowen Warrant”) in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the sale of the Shares and the Warrants. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which the Cowen Warrant is exercisable) are identical to those of the Warrants. The estimated grant date fair value of the Cowen Warrant of $97,222 is included in the transaction costs of $871,215 (note 9(c)).

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

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payments”, requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s unaudited interim consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	$	$	$	$

General and administrative	224,258	683,174	784,567	1,266,801
Clinical and regulatory	55,066	54,807	264,484	165,631
Sales and marketing	143,898	140,092	398,600	405,593
Stock-based compensation expense before income taxes (i)	423,222	878,073	1,447,651	1,838,025

(i)
The tax benefit associated with the Company’s stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 is $152,019, $524,547, $324,888 and $680,070, respectively.

Net cash proceeds from the exercise of stock options were nil and $17,425 for the three months ended September 30, 2007 and 2006, respectively, and $2,228 and $251,135 for the nine months ended September 30, 2007 and 2006, respectively.

The Company did not estimate forfeitures, resulting from the failure to satisfy performance conditions, on its outstanding awards prior to the adoption of SFAS No. 123R. Under SFAS No. 123, the Company could assume all awards will vest and reverse recognized compensation cost or adjust its disclosure for forfeited awards when the awards are actually forfeited. SFAS No. 123R requires a company to estimate the number of awards that are expected to vest and revise the estimate as actual forfeitures differ from the estimate. On January 1, 2006, the effective date of adopting SFAS No. 123R, the Company was required to estimate the number of forfeitures of its outstanding awards as of the effective date.  Consolidated balance sheet amounts related to any compensation cost for these estimated forfeitures previously recognized in prior periods before the adoption of SFAS No. 123R have to be eliminated and recognized in income as the cumulative effect of a change in accounting principle as of the effective date. During the nine months ended September 30, 2006, the Company recognized $107,045 as the cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures on its outstanding awards at January 1, 2006.  The compensation cost previously recognized in prior periods before the adoption of SFAS No. 123R relates to compensation expense associated with non-employee stock options.

The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2007 and 2006 was $0.78, $0.90, $1.57 and $1.88, respectively. The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Volatility	76.3%	96.8%	76.5%	97.1%
Expected life of options	6 years	6 years	5.85 years	5.99 years
Risk-free interest rate	4.99%	4.84%	4.87%	4.84%
Dividend yield	0%	0%	0%	0%

The Company’s computation of expected volatility for the three and nine months ended September 30, 2007 and 2006 is based on a comparable company’s historical stock prices as the Company did not have sufficient historical data. The Company’s computation of expected life has been estimated using the “short-cut approach” as provided in SAB No. 107 as options granted by the Company meet the criteria of “plain vanilla” options as defined in SAB No. 107. Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period. The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

A summary of the options issued during the nine months ended September 30, 2007 and the total number of options outstanding as of that date are set forth below:

	Number of Options Outstanding #	Weighted-Average Exercise Price $	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding, December 31, 2006	4,237,221	1.75
Granted	1,077,500	1.31
Exercised	(2,250)	0.99
Forfeited	(229,083)	2.05
Outstanding, September 30, 2007	5,083,388	1.64	7.75	—
Vested or expected to vest, September 30, 2007	3,586,964	1.67	6.79	—
Exercisable, September 30, 2007	2,906,221	1.60	6.52	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 of $0.599 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on September 30, 2007). This amount changes according to the fair market value of the Company’s stock. As of September 30, 2007, the aggregate intrinsic value of the outstanding, vested or expected to vest and exercisable options was nil as the Company’s closing stock price on the last trading day of the third quarter of 2007 of $0.599 was lower than the exercise price of the Company’s least priced option as of that date.

As of September 30, 2007, $2,762,105 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.24 years.

(c)	Warrants

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors (note 9(a)), the Company issued the Warrants to these investors. The Warrants are five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock. On February 6, 2007, the Company also issued the Cowen Warrant to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants pursuant to the Securities Purchase Agreement. The Cowen Warrant is a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock. The per share exercise price of the Warrants is $2.20, subject to adjustment, and the Warrants became exercisable on August 6, 2007. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which it is exercisable) are identical to those of the Warrants.

The Company accounts for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretation EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”). SFAS No. 133 requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. Based on the provisions of EITF No. 00-19, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, the Company has classified the Warrants and the Cowen Warrant as a current liability at September 30, 2007.

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

In addition, SFAS No. 133 requires the Company to record the outstanding derivatives at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the Warrants and the Cowen Warrant as at June 30, and September 30, 2007 and determined the aggregate fair value to be $1,105,766 and $248,797, a decrease of $946,812 and $1,803,781, respectively, over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance. Accordingly, the Company recognized a gain of $856,969 and $1,803,781 in its consolidated statements of operations for the three and nine months ended September 30, 2007, respectively, which reflect the decrease in the Company’s obligation to its warrant holders at September 30, 2007.

Transaction costs associated with the issuance of the Warrants of $170,081 has been recorded as a warrant expense in the Company’s unaudited interim consolidated statement of operations for the nine months ended September 30, 2007.

A summary of the warrants issued during the nine months ended September 30, 2007 and the total number of warrants outstanding as of that date are set forth below:

	Number of Warrants Outstanding #	Weighted-Average Exercise Price $

Outstanding, December 31, 2006	—	—
Granted	2,764,416	2.20
Outstanding, September 30, 2007	2,764,416	2.20

(d)	Comprehensive loss

The components of comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	$	$	$	$

Net loss for the period	(19,660,024)	(3,583,808)	(26,511,640)	(79,311,353)
Unrealized loss on investments	(646,250)	—	(646,250)	—
	(20,306,274)	(3,583,808)	(27,157,890)	(79,311,353)

The component of accumulated other comprehensive loss is as follows:

	September 30, 2007	December 31, 2006
	$	$

Unrealized loss on investments	646,250	—

10.	LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Weighted average number of shares outstanding – basic	57,306,145	44,911,018	56,420,941	43,081,795
Effect of dilutive security:
Stock options	—	358,415	219,683	2,079,335
Weighted average number of shares - fully diluted	57,306,145	45,269,433	56,640,624	45,161,130

The warrants outstanding at September 30, 2007 have not been included in the calculation of the diluted number of shares outstanding at September 30, 2007 since the per share exercise price of the Warrants and the Cowen Warrant of $2.20 is higher than the average per share price of the Company’s common stock for the three and nine months ended September 30, 2007 of $0.92 and $1.26, respectively.

11.	RELATED PARTY TRANSACTIONS

The following are the Company’s related party transactions:

TLC Vision Corporation and Diamed

On June 25, 2003, the Company entered into agreements with TLC Vision Corporation (“TLC Vision”) and Diamed to issue grid debentures in the maximum aggregate principal amount of $12,000,000 in connection with the funding of the Company’s MIRA-1 and related clinical trials. $7,000,000 of the aggregate principal amount was convertible into shares of the Company’s common stock at a price of $0.98502 per share, and $5,000,000 of the aggregate principal amount was non-convertible.

The $5,000,000 portion of the $12,000,000 commitment which was not convertible into the Company’s common stock was not advanced and the commitment was terminated prior to the completion of the Company’s initial public offering of shares of its common stock. During the years ended December 31, 2004 and 2003, the Company issued grid debentures in an aggregate principal amount of $4,350,000 and $2,650,000 to TLC Vision and Diamed, respectively, under the convertible portion of the grid debentures. On December 8, 2004, as part of the corporate reorganization relating to the Company’s initial public offering, the Company issued 7,106,454 shares of its common stock to TLC Vision and Diamed, upon conversion of $7,000,000 of aggregate principal amount of convertible debentures at a conversion price of $0.98502 per share. Collectively, at September 30, 2007, the two companies have a combined 35.46% equity interest in the Company on a fully diluted basis.

If and when the Company receives FDA approval to market the RHEO™ System in the United States, assuming the Company is able to resume its RHEO™ System clinical development program, it will be economically dependent on Diamed to control the supply of the OctoNova pumps used in the RHEO™ System. The Company believes that the OctoNova pump is a critical component of the RHEO™ System.

Asahi Medical

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

Pursuant to the 2006 Distributorship Agreement, the Company will be responsible for obtaining regulatory approvals for the Rheofilter filters and Plasmaflo filters, which form part of the RHEO™ System, in Territory 1-a, Territory 2 and Italy by December 31, 2010 and in Canada by February 28, 2009. With the exception of the FDA approval of the RHEO™ System, all of such regulatory approvals, when and if obtained, assuming the Company is able to resume its RHEO™ System clinical development program, will be held in Asahi Medical’s name. The FDA approval of the RHEO™ System will be held by a special purpose corporation, to be owned as to 51% by Asahi Medical and as to 49% by the Company. Under the 2006 Distributorship Agreement, the Company will be responsible for covering costs relating to the pursuit of regulatory approvals in Territory 1-a, Canada and Territory 2, and the Company and Asahi Medical will share the costs relating to the pursuit of regulatory approval in Italy. In addition, provided that certain conditions are met, Asahi Medical will be obligated to contribute $3,000,000 toward the cost of RHEO-AMD, or Safety and Effectiveness in a Multi-Center, Randomized, Sham-Controlled Investigation for Dry Non-exudative Age-Related Macular Degeneration (AMD) Using Rheopheresis, the Company's new pivotal clinical trial of the RHEO™ System which is intended to support the Company's Pre-Market Approval application to the FDA.

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

Although, on November 1, 2007, the Company suspended indefinitely its RHEO™ System clinical development program for Dry AMD, including the RHEO-AMD trial, the Company has not terminated the 2006 Distribution Agreement.

The Company received free inventory from Asahi Medical for purposes of the RHEO-AMD trial, the LEARN, or Long-term Efficacy in AMD from Rheopheresis in North America, trials and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company has paid for the same filters purchased from Asahi Medical for purposes of commercial sales to the Company’s customers. The value of the free inventory received from Asahi Medical was $384,660 and $25,500 for the nine months ended September 30, 2007 and 2006, respectively.

Mr. Hans Stock (Note 12)

On February 21, 2002, the Company entered into an agreement with Mr. Stock as a result of his assistance in procuring a distributor agreement for the filter products used in the RHEO™ System from Asahi Medical. Mr. Stock agreed to further assist the Company in procuring new product lines from Asahi Medical for marketing and distribution by the Company. The agreement will remain effective for a term consistent with the term of the distributorship agreement with Asahi Medical, and Mr. Stock will receive a 5% royalty payment on the purchase of the filters from Asahi Medical. During each of the three and nine months ended September 30, 2007 and 2006 and the year ended December 31, 2006, the Company paid Mr. Stock nil as royalty fees. Included in due to stockholders at September 30, 2007 and December 31, 2006 is $48,022 and $48,022, respectively, due to Mr. Stock.

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

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totaling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock which provided for a royalty payment of 1% of product sales. During the three and nine months ended September 30, 2007 and 2006 and the year ended December 31, 2006, the Company paid $12,500, $37,500, $12,500, $37,500 and $50,000, respectively, to Mr. Stock as royalty fees. Included in due to stockholders at September 30, 2007 and December 31, 2006 is $12,500 and $12,500, respectively, due to Mr. Stock.

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

During the nine months ended September 30, 2007, ATI made available to the Company, upon request, the services of certain of ATI’s employees and consultants on a per diem basis.  During the three and nine months ended September 30, 2007, the Company paid ATI $17,036 and $63,692, respectively, under this arrangement (2006 – nil). Included in accounts payable and accrued liabilities at September 30, 2007 and December 31, 2006 is $29,088 and $9,629, respectively, due to ATI.

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

The Company entered into a consultancy and non-competition agreement on July 1, 2003 with the Center for Clinical Research (“CCR”), then a significant shareholder of the Company, which requires the Company to pay a fee of $5,000 per month. For the year ended December 31, 2003, CCR agreed to forego the payment of $75,250 due to it in exchange for options to purchase 20,926 shares of the Company’s common stock at an exercise price of $0.13 per share. In addition, CCR agreed to the repayment of the balance of $150,500 due to it at a rate of $7,500 per month beginning in July 2003. On August 22, 2005, the Company amended the consultancy and non-competition agreement with CCR such that the fee payable to it was increased from $5,000 to $15,000 per month effective January 1, 2005. The monthly fee is fixed regardless of actual time incurred by CCR in performance of the services rendered to the Company. The agreement allows either party to convert the payment arrangement to a fee of $2,500 daily. In the event of such conversion, CCR shall provide services on a daily basis as required by the Company and will invoice the Company for the total number of days that services were provided in that month. The amended consultancy and non-competition agreement provides for the payment of a one-time bonus of $200,000 upon receipt by the Company of FDA approval of the RHEO™ System and the grant of 60,000 options to CCR at an exercise price of $7.15 per share. The stockholders of the Company approved the adjustment of the exercise price of these options to $2.05 per share on June 23, 2006. These options were scheduled to vest as to 100% when and if the Company receives FDA approval of the RHEO™ System on or before November 30, 2006, as to 80% when and if the Company receives FDA approval after November 30, 2006 but on or before January 31, 2007 and as to 60% when and if the Company receives FDA approval after January 31, 2007. In August 2006, by letter agreement between the Company and CCR, it was agreed that the monthly fee of $15,000 would be suspended at the end of August 2006 until CCR’s services will be required by the Company in the future. This resulted in a combined consulting expense, included within clinical and regulatory expense for the three and nine months ended September 30, 2007 and 2006, of $6,594, $29,781, $36,813 and $141,263, respectively.

On September 29, 2004, the Company signed a product purchase agreement with Veris for its purchase from the Company of 8,004 treatment sets over the period from October 2004 to December 2005, a transaction valued at $6,003,000, after introductory rebates. However, due to delays in opening its planned number of clinics throughout Canada, Veris no longer required the contracted-for number of treatment sets in the period. The Company agreed to the original pricing for the reduced number of treatment sets required in the period. Dr. Jeffrey Machat, who is an investor in, and one of the directors of, Veris, was a co-founder and former director of TLC Vision. In December 2005, by letter agreement, the Company agreed to the volume and other terms for the purchase and sale of treatment sets and pumps for the period ending February 28, 2006. As of December 31, 2005, the Company had received a total of $1,779,566 from Veris. Included in amounts receivable, net at December 31, 2005, was $1,049,297 due from Veris for the purchase of additional pumps and treatment sets. Veris agreed to the payment of interest at the rate of 8% per annum on all amounts outstanding for more than 45 days up to March 31, 2006, the expected date of final payment. In January 2006, the Company received from Veris an interest payment of $4,495 on amounts outstanding for more than 45 days to December 31, 2005. On February 3, 2006, the Company announced that the MIRA-1 clinical trial had not met its primary efficacy endpoint and that it would be more likely than not that the Company will be required to conduct a follow-up clinical trial of the RHEO™ System in order to support its Pre-Market Approval application to the FDA. Because of this delay in being able to pursue commercialization of the RHEO™ System in the United States and the resulting market reaction to this news and based on discussions with Veris, the Company believed that Veris would not be able to meet its financial obligations to the Company. Therefore, during the year ended December 31, 2005, the Company recorded an allowance for doubtful accounts of $1,049,297 against the amount due from Veris and did not accrue additional interest on the amount outstanding during the year ended December 31, 2006.

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

In March 2007, Veris negotiated new payment terms with the Company, and it was agreed that payment for treatment sets shipped subsequent to March 2007 must be received within 180 days of shipment. During the nine months ended September 30, 2007, the Company sold a total of 612 treatment sets to Veris, for a total amount of $129,744, plus applicable taxes. The sale of these treatment sets was not recognized as revenue during the nine-month period based on Veris’ payment history with the Company and the new 180-day payment terms agreed by Veris and the Company. In October 2007, the Company met with the management of Veris and based on discussions with Veris, the Company believes that Veris will not be able to meet its financial obligations to the Company. Therefore, during the nine months ended September 30, 2007, the Company recorded an allowance for doubtful accounts of $129,744 against the total amount due from Veris for the purchase of these treatment sets.

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

During the fourth quarter of 2004, the Company began a business relationship with Innovasium Inc. Innovasium Inc. designed and built some of the Company’s websites and also created some of the sales and marketing materials to reflect the look of the Company’s websites. Daniel Hageman, who is the President and one of the owners of Innovasium Inc., is the spouse of an officer of the Company. During the three and nine months ended September 30, 2007 and 2006 and the year ended December 31, 2006, the Company paid Innovasium Inc. C$10,320, C$69,460, C$1,885, C$33,230 and C$44,219, respectively. Included in accounts payable and accrued liabilities at September 30, 2007 and December 31, 2006 is C$2,668 and nil, respectively, due to Innovasium Inc. These amounts are expensed in the period incurred and paid when due.

12.	DUE TO STOCKHOLDERS

	September 30,	December 31,
	2007	2006
	$	$
Due to:
TLC Vision Corporation	175,530	91,884
Other stockholder	60,522	60,522
	236,052	152,406

Included in amounts due to stockholders as of September 30, 2007 and December 31, 2006 is $175,530 and $91,884, respectively, owing to TLC Vision for its payment of benefits of certain employees of the Company and for computer and administrative support.

The balance due to other stockholder as of September 30, 2007 and December 31, 2006 is $60,522 and $60,522, respectively, and is for amounts due to Mr. Hans Stock for royalty fees (note 11).

13.	GUARANTY

As of September 1, 2006, SOLX, a wholly-owned subsidiary of the Company, granted a security interest in all of its intellectual property to Doug P. Adams, John Sullivan and Peter M. Adams, in their capacity as members of the Stockholder Representative Committee acting on behalf of the former stockholders of SOLX, in order to secure SOLX’s obligations under the Guaranty, dated as of September 1, 2006, by SOLX in favor of Doug P. Adams, John Sullivan and Peter M. Adams, in their capacity as members of the Stockholder Representative Committee (the “Guaranty”).  Pursuant to the Guaranty, SOLX guaranteed the Company’s obligation to pay the Stockholder Representative Committee, acting on behalf of the former stockholders of SOLX, an aggregate amount of up to $13,000,000, being the maximum aggregate amount of the purchase price remaining payable to the former stockholders of SOLX. On September 1, 2007, the Company paid a total of $3,000,000 to the former stockholders of SOLX, thereby reducing the maximum aggregate amount of the purchase price remaining payable to the former stockholders of SOLX to $10,000,000 as of that date.

14.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006
	$	$

Due to professionals	408,508	709,047
Due to clinical trial sites	245,416	195,074
Due to clinical trial specialists	269,838	206,642
Product development costs	618,735	124,312
Due to employees and directors	1,046,825	464,146
Sales tax and capital tax payable	22,476	12,394
Due to MeSys GmbH for pump parts	7,422	—
Corporate compliance	221,801	227,475
Interest payable	—	10,758
Miscellaneous	188,600	141,089
	3,029,621	2,090,937

15.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Nine months ended September 30,
	2007	2006
	$	$

Due to related party	—	(5,065)
Amounts receivable, net	(197,984)	297,176
Inventory	(61,784)	(1,117,354)
Prepaid expenses	(46,787)	313,269
Deposit	(10,600)	(5,551)
Other current assets	17,600	—
Accounts payable	243,097	(930,706)
Accrued liabilities	938,684	(832,840)
Deferred revenue	—	38,400
Due to stockholders	83,646	(36,995)
	965,872	(2,279,666)

The following table lists (i) those items that have been excluded from the unaudited interim consolidated statements of cash flows as they relate to non-cash transactions and (ii) additional cash flow information:

	Nine months ended
	September 30,
	2007	2006
	$	$

Non-cash investing and financing activities
Warrant issued in part payment of placement fee	97,222	—
Common stock issued on acquisition	—	15,035,969
Free inventory	418,303	(22,506)
Additional cash flow information
Income taxes recovered, net	—	4,534
Interest paid	11,180	—

16.	SEGMENTED INFORMATION

The Company has two reportable segments: retina and glaucoma. The retina segment is in the business of commercializing the RHEO™ System which is used to perform the Rheopheresis™ procedure, a procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD. The Company began limited commercialization of the RHEO™ System in Canada in 2003 and continues to support Veris, in its commercial activities in Canada. On January 26, 2007, the FDA issued an IDE number for RHEO-AMD, the Company’s new clinical study of the RHEO™ System, allowing patient enrollment to commence within the first quarter of 2007. RHEO-AMD was suspended indefinitely on November 1, 2007. The glaucoma segment is in the business of providing treatment for glaucoma with the use of the components of the SOLX Glaucoma System which are used to provide physicians with multiple options to manage intraocular pressure. The Company is seeking to obtain 510(k) approval to market the components of the SOLX Glaucoma System in the United States. The Company acquired the glaucoma segment in the acquisition of SOLX on September 1, 2006; therefore, no amounts are shown for the segment in periods prior to September 1, 2006. Other is made up of the TearLab™ business which is currently developing technologies that enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers in tears using nanoliters of tear film. The Company acquired the TearLab™ business in the acquisition of 50.1% of the capital stock of OcuSense, on a fully diluted basis, on November 30, 2006; therefore, no amounts are shown in periods prior to November 30, 2006. The TearLab™ business does not meet the quantitative criteria to be disclosed separately as a reportable segment.

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

The Company’s business units were as follows:

	Retina	Glaucoma	Other	Total
	$	$	$	$
Three months ended September 30, 2007
Revenue	—	15,225	—	15,225
Expenses:
Cost of goods sold	2,287,411	19,674	—	2,307,085
Operating	2,555,466	1,771,726	1,426,117	5,753,309
Amortization	1,094,151	806,657	162,408	2,063,216
Impairment of intangible asset	20,923,028	—	—	20,923,028
Loss from operations	(26,860,056)	(2,582,832)	(1,588,525)	(31,031,413)
Interest income	113,733	307	23,404	137,444
Interest and accretion expense	(222,906)	—	(362)	(223,268)
Changes in fair value of warrant obligation	856,969	—	—	856,969
Other income (expense), net	(23,653)	—	17,960	(5,693)
Minority interest	—	—	703,038	703,038
Recovery of income taxes	8,202,963	1,071,631	628,305	9,902,899
Net loss	(17,932,950)	(1,510,894)	(216,180)	(19,660,024)

Nine months ended September 30, 2007
Revenue	90,000	176,125	—	266,125
Expenses:
Cost of goods sold	2,352,807	132,630	—	2,485,437
Operating	8,003,207	5,266,157	3,546,421	16,815,785
Amortization	2,029,588	2,415,691	399,983	4,845,262
Impairment of intangible asset	20,923,028	—	—	20,923,028
Loss from operations	(33,218,630)	(7,638,353)	(3,946,404)	(44,803,387)
Interest income	519,467	315	49,026	568,808
Interest and accretion expense	(648,917)	—	(784)	(649,701)
Changes in fair value of warrant obligation	1,633,700	—	—	1,633,700
Other income (expense), net	(26,013)	(9,302)	21,682	(13,633)
Minority interest	—	—	1,747,823	1,747,823
Recovery of income taxes	10,273,943	3,170,920	1,559,887	15,004,750
Net loss	(21,466,450)	(4,476,420)	(568,770)	(26,511,640)

Total assets as at September 30, 2007	17,493,302	31,417,560	7,577,590	56.488,452

	Retina	Glaucoma	Other	Total
	$	$	$	$
Three months ended September 30, 2006
Revenue	53,144	32,300	—	85,444
Expenses:
Cost of goods sold	105,358	12,047	—	117,405
Operating	2,858,898	298,064	—	3,156,962
Amortization	464,464	269,386	—	733,850
Loss from operations	(3,375,576)	(547,197)	—	(3,922,773)
Interest income	368,582	3	—	368,585
Interest and accretion expense	(77,191)	—	—	(77,191)
Other income (expense), net	20,898	(194)	—	20,704
Recovery of income taxes	(65,941)	92,808	—	26,867
Net loss	(3,129,228)	(454,580)	—	(3,583,808)

Nine months ended September 30, 2006
Revenue	135,859	32,300	—	168,159
Expenses:
Cost of goods sold	1,759,675	12,047	—	1,771,722
Operating	10,517,744	298,064	—	10,815,808
Amortization	1,394,177	269,386	—	1,663,563
Restructuring charges	819,642	—	—	819,642
Impairment of goodwill	65,945,686	—	—	65,945,686
Loss from operations	(80,301,065)	(547,197)	—	(80,848,262)
Interest income	1,149,736	3	—	1,149,739
Interest and accretion expense	(77,191)	—	—	(77,191)
Other income (expense), net	13,793	(194)	—	13,599
Recovery of income taxes	250,909	92,808	—	343,717
Cumulative effect of a change in accounting principle	107,045	—	—	107,045
Net loss	(78,856,773)	(454,580)	—	(79,311,353)

Total assets as at December 31, 2006	43,899,110	39,021,868	7,482,717	90,403,695

17.	COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period’s presentation.

18.	SUBSEQUENT EVENT

In light of both the Company’s financial position as at September 30, 2007 and the Company’s current financial position, on November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond early 2008.

The Company considered its indefinite suspension of the RHEO™ System clinical development program for Dry AMD a significant event leading to an analysis of the Company’s intangible assets. As a result of this analysis, the Company reported an impairment charge to intangible assets of $20,923,028.

In addition, the Company evaluated its ending inventories as at September 30, 2007 on the basis that it is not expected that the Company will be able to sell or utilize the components of the RHEO™ System prior to their expiration dates or before the technologies become outdated, as the case may be. Accordingly, the Company has set up a provision for obsolescence of $2,782,494 for treatment sets and OctoNova pumps that are unlikely to be utilized prior to their expiration dates, in the case of treatment sets, or before the technologies become outdated.

Lastly, as a result of the Company’s indefinite suspension of the RHEO™ System clinical development program for Dry AMD, the Company recorded a reduction to the carrying value of (i) certain of its medical equipment used in the clinical trials of the RHEO™ System of $431,683 and (ii) certain of its patents and trademarks related to the RHEO™ System of $190,873.

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

In light of both the Company’s financial position as at September 30, 2007 and the Company’s current financial position, on November 1, 2007, we announced an indefinite suspension of the RHEO™ System clinical development program for the dry form of age-related macular degeneration, or AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond early 2008. The Company currently is not generating cash from operations, and most of its cash has been, and is being, utilized to fund its operations and to fund deferred acquisition payments.  Unless we are able to raise additional capital, the Company will not have sufficient cash to support its operations beyond early 2008.  For some time, the Company has been seeking to raise additional capital, with the objective of securing funding sufficient to sustain its operations.  To date, other than the February 6, 2007 private placement of shares of its common stock and warrants for total gross proceeds of $10,016,000, the Company’s capital-seeking efforts have not culminated in a successful transaction.  As a result of this review, our Board of Directors determined that it would be advisable to suspend indefinitely the RHEO™ System clinical development program in order to conserve as much cash as possible while the Company continues its capital-raising efforts.

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

In light of the MIRA-1 study results, we re-evaluated our Pre-market Approval Application, or PMA, submission strategy and then met with representatives of the FDA on June 8, 2006 in order to discuss the impact the MIRA-1 results would have on our PMA to market the RHEO™ System in the United States.  As expected, in light of MIRA-1’s failure to meet its primary efficacy endpoint, the FDA advised us that it will require an additional study of the RHEO™ System to be performed. At that meeting, the FDA confirmed its willingness to allow the substitution, in the new study, of the new polysulfone Rheofilter™ filter for the older cellulose acetate filter which currently forms part of the RHEO™ System. The immediate replacement of the filter avoids the regulatory uncertainties that would arise, were the replacement to take place following receipt of FDA approval. Furthermore, due to manufacturing constraints on the number of cellulose acetate filters that can be produced by their manufacturer, Asahi Kasei Kuraray Medical Co., Ltd. (formerly Asahi Kasei Medical Co., Ltd.), or Asahi Medical, the replacement of the filter in the new trial eliminates the need to continue to build and maintain adequate inventories of the older cellulose acetate filter that the Company had been building and maintaining in preparation for commercial launch. On January 29, 2007, the Company announced that it had obtained Investigational Device Exemption clearance from the FDA to commence the new pivotal clinical trial of the RHEO™ System, called RHEO-AMD, or Safety and Effectiveness in a Multi-center, Randomized, Sham-controlled Investigation for Dry, Non-exudative Age-Related Macular Degeneration (AMD) Using Rheopheresis, allowing the enrollment of patients in RHEO-AMD to commence during the first quarter of 2007. RHEO-AMD was suspended indefinitely on November 1, 2007.

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

As at September 30, 2007 and December 31, 2006, the Company had inventory reserves of $7,485,273 and $5,101,394, respectively.

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

In March 2007, Veris negotiated new payment terms with the Company, and it was agreed that payment for treatment sets shipped subsequent to March 2007 must be received within 180 days of shipment. During the nine months ended September 30, 2007, we sold a total of 612 treatment sets to Veris, for a total amount of $129,744, plus applicable taxes. The sale of these treatment sets was not recognized as revenue during the nine-month period based on Veris’ payment history with the Company and the new 180-day payment terms agreed by Veris and us. In October 2007, we met with the management of Veris and based on discussions with Veris, we believe that Veris will not be able to meet its financial obligations to the Company. Therefore, during the nine months ended September 30, 2007, the Company recorded an allowance for doubtful accounts of $129,744 against the total amount due from Veris for the purchase of the treatment sets.

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

Pursuant to the 2006 Distributorship Agreement, we will be responsible for obtaining regulatory approvals for the Plasmaflo filter and Rheofilter filter for use in the treatment of AMD in Territory 1-a, Territory 2 and Italy by December 31, 2010 and in Canada by February 28, 2009. With the exception of the FDA approval of the RHEO™ System in the United States, all of such regulatory approvals, when and if obtained, assuming the Company is able to resume its RHEO™ System clinical development program, will be held in Asahi Medical’s name. The FDA approval of the RHEO™ System will be held by a special purpose corporation, to be owned as to 51% by Asahi Medical and as to 49% by the Company. Under the 2006 Distributorship Agreement, the Company will be responsible for covering costs relating to the pursuit of regulatory approvals in Territory 1-a, Canada and Territory 2, and the Company and Asahi Medical will share the costs relating to the pursuit of regulatory approval in Italy. In addition, provided that certain conditions are met, Asahi Medical will be obligated to contribute $3,000,000 toward the cost of RHEO-AMD, our new pivotal clinical trial of the RHEO™ System which is intended to support our PMA.

With respect to the United States, subject to early termination under certain circumstances, the 2006 Distributorship Agreement has a term which will end 10 years following the date on which FDA approval to market the RHEO™ System in the United States is received and contemplates successive one-year renewal terms thereafter. We have not terminated the 2006 Distributorship Agreement in connection with the indefinite suspension of the Company’s RHEO™ System clinical development program on November 1, 2007.

We are subject to certain minimum purchase requirements in each of the territories covered by the 2006 Distributorship Agreement.

On September 1, 2006, we completed the acquisition of Solx, Inc. (“SOLX”) for a total purchase price of $29,068,443 which includes acquisition-related transaction costs of $851,279. In connection with the payment of the purchase price, the Company issued an aggregate of 8,399,983 shares of its common stock and paid $7,000,000 in cash to the former stockholders of SOLX. On September 1, 2007, the first anniversary of the September 1, 2006 closing date, the Company made an additional payment of $3,000,000 to the former stockholders of SOLX. The Company remains indebted to the former stockholders of SOLX in an aggregate amount of up to $10,000,000 for the outstanding portion of the purchase price of SOLX. SOLX is a Boston University Photonics Center-incubated company that has developed a system for the treatment of glaucoma called the SOLX Glaucoma System. The results of SOLX’s operations have been included in our consolidated financial statements since September 1, 2006. The SOLX Glaucoma System is a next-generation treatment platform designed to reduce intra-ocular pressure, or IOP, without a bleb (which is a surgically created flap that serves as a drainage pocket underneath the surface of the eye), thus avoiding its related complications. The SOLX Glaucoma System consists of the SOLX 790 Laser, a titanium sapphire laser used in laser trabeculoplasty procedures, and the SOLX Gold Shunt, a 24-karat gold, ultra-thin drainage device designed to bridge the anterior chamber and the suprachoroidal space in the eye, using the pressure differential that exists naturally in the eye in order to reduce IOP.

Both the SOLX 790 Laser and the SOLX Gold Shunt are currently the subject of randomized, multi-center clinical trials. The results of these clinical trials will be used in support of applications to the FDA for a 510(k) clearance for each of the SOLX 790 Laser and the SOLX Gold Shunt, the receipt of which, if any, will enable the Company to market and sell these products in the United States. Currently, our intention is to file the application for a 510(k) clearance for the SOLX 790 Laser by the end of 2007 and to file the application for a 510(k) clearance for the SOLX Gold Shunt by the end of 2008. Our currently anticipated timeline for the filing of the application for a 510(k) clearance for the SOLX Gold Shunt is based on an assumption that the FDA will permit us to submit 6-month post-treatment data. If the FDA requires the submission of 12-month post-treatment data, then the application for 510(k) clearance for the SOLX Gold Shunt will likely be filed during the second half of 2009.

The acquisition of SOLX represented an expansion of the Company’s ophthalmic product portfolio beyond the RHEO™ procedure for Dry AMD. In anticipation of the delay in the U.S. commercial launch of the RHEO™ System, we accelerated our expansion plans. Our focus is on age-related eye diseases like AMD and glaucoma as they are expected to be the fastest growing segments of eye care over the next 10 years.

On November 30, 2006, we acquired 50.1% of the capital stock of OcuSense, Inc., or OcuSense, measured on a fully diluted basis, for a total purchase price of $4,171,098 which includes acquisition-related transaction costs of $171,098. The Company agreed to make additional payments totaling $4,000,000 upon the attainment of two pre-defined milestones by OcuSense prior to May 1, 2009. In June 2007, we paid OcuSense a total of $2,000,000 upon the attainment of the first of the two pre-defined milestones. The carrying value of the intangible asset acquired upon the acquisition of OcuSense was increased by $1,663,333 which reflects the minority interest portion of the $2,000,000 paid to OcuSense in the amount of $998,000 and the additional deferred tax liability of $665,333 recorded based on the difference between the increase in the carrying value of the intangible asset and its tax basis. The balance of the contingent payment of $2,000,000 will be paid upon the attainment of the second pre-determined milestone, which currently is expected to occur in early 2008.

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

OcuSense’s objective is to complete product development of the TearLab™ test for DES by early 2008. Following the completion of product development and subsequent clinical trials, OcuSense intends to seek a 510(k) clearance and a CLIA waiver from the FDA for the TearLab™ test for DES and currently anticipates seeking the 510(k) clearance during the latter half of 2008 and the CLIA waiver during the latter half of 2009.

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

Our results of operations for the three and nine months ended September 30, 2007 and 2006 were impacted by our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payments” (“SFAS No. 123R”), which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method of adoption requiring us to include this stock-based compensation charge in our results of operations beginning on January 1, 2006 without restating prior periods to include stock-based compensation expense. Stock-based compensation expense was $423,222, $1,447,651, $878,073 and $1,838,025 during the three and nine months ended September 30, 2007 and 2006, respectively. This method also required us to estimate forfeitures as of the effective date of adoption of SFAS No. 123R and to eliminate any compensation cost previously recognized in income for periods before the effective date of adoption. This compensation cost previously recognized in income should be recognized as the cumulative effect of a change in accounting principle as of the required effective date. We also recognized $107,045 as the cumulative effect of a change in accounting principle reflecting the impact of our estimated forfeitures of outstanding awards as of January 1, 2006.

As of September 30, 2007, $2,762,105 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.24 years.

On February 1, 2007, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which we agreed to issue to the investors an aggregate of 6,677,333 shares of our common stock (the “Shares”) and five-year warrants exercisable into an aggregate of 2,670,933 shares of our common stock (the “Warrants”).  The per share purchase price of the Shares is $1.50, and the per share exercise price of the Warrants is $2.20, subject to adjustment.  The Warrants became exercisable on August 6, 2007. Pursuant to the Securities Purchase Agreement, on February 6, 2007, we issued the Shares and the Warrants. The gross proceeds of sale of the Shares and the Warrants totaled $10,016,000 (less transaction costs of $871,215). On February 6, 2007, we also issued to Cowen and Company, LLC a five-year warrant exercisable into an aggregate of 93,483 shares of our common stock (the “Cowen Warrant”) in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the sale of the Shares and the Warrants. All of the terms and conditions of the Cowen Warrant (other than the number of shares of our common stock into which it is exercisable) are identical to those of the Warrants. The estimated grant date fair value of the Cowen Warrant of $97,222 is included in the transaction cost of $871,215.

We account for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretation EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS No. 133 requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. Based on the provisions of EITF 00-19, we determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, we have classified the Warrants and the Cowen Warrant as a current liability as of September 30, 2007. The estimated fair value of the Warrants and the Cowen Warrant was determined using the Black-Scholes options pricing model. We initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the Shares and the Warrants based on their relative fair values. This resulted in an allocation of $2,052,578 to the obligation under warrants which includes the fair value of the Cowen Warrant of $97,222. SFAS No. 133 also requires the Company to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the Warrants and the Cowen Warrant as at September 30, 2007 and determined the aggregate fair value to be $248,797, a decrease of $1,803,781 over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance. Accordingly, we recognized a gain of $1,803,781 in our consolidated statements of operations for the nine months ended September 30, 2007 to reflect the decrease in the fair value of the Warrants and the Cowen Warrant at September 30, 2007. Transaction costs associated with the issuance of the Warrants of $170,081 was recorded as an expense in the Company’s consolidated statement of operations for the nine months ended September 30, 2007.

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

On May 30, 2007, TLC Vision Corporation (“TLC Vision”) and JEGC OCC Corp. (“JEGC”) announced that JEGC had agreed to purchase TLC Vision’s ownership stake in the Company, subject to certain minimum prices and regulatory limitations and further subject to JEGC obtaining satisfactory financing and other customary closing conditions. On June 22, 2007, JEGC purchased a portion of TLC Vision’s ownership stake in the Company, consisting of 1,904,762 shares, at a price of $1.05 per share. On July 3, 2007, we announced that we had entered into discussions with JEGC for the private placement of approximately $30,000,000 of shares of the Company’s common stock at a price based upon the average trading price at the time of purchase, subject to compliance with regulatory requirements and to a minimum purchase price of $1.05 per share. On October 15, 2007, TLC Vision announced that JEGC was not able to complete the purchase of TLC Vision’s remaining ownership stake in the Company by October 12, 2007, being the deadline previously agreed by TLC Vision and JEGC.  In making that announcement, TLC Vision also stated that JEGC retains a non-exclusive right to purchase TLC Vision’s remaining ownership stake in the Company, subject to the right of each of TLC Vision and JEGC to terminate the agreement between them.  It is anticipated that JEGC will gain a control position in the Company, if both of these transactions are completed. To date, our discussions with JEGC have not resulted in any agreement, and there can be no assurance that such discussions will result in an agreement and a successful transaction or that JEGC will become a source of financing for the Company. JEGC is owned by Jefferson EquiCorp Ltd. and by Greybrook Corporation, a firm controlled by Mr. Vamvakas.

As at September 30, 2007, we had investments in the aggregate principal amount of $1,925,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 6.054% per annum. However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days. Based on discussions with the Company’s advisors and the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than its fair value as of September 30, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $1,278,750. The Company considers this to be a temporary reduction in value, accordingly, the unrealized loss associated with these auction rate securities of $646,250 has been reported in other comprehensive loss for the nine months ended September 30, 2007. Although the Company continues to receive payment of interest earned on these securities, the Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of September 30, 2007. Management will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which the Company currently expects to be able to sustain its operations in the absence of an additional capital raise by the Company.

We considered our announcement of the indefinite suspension of the Company’s RHEO™ System clinical development program for Dry AMD to be a significant event which may affect the carrying value of our intangible assets. This led to an analysis of our intangible assets and resulted in our reporting an impairment charge to intangible assets of $20,923,028 during the third quarter of 2007. We also believe that we may not be able to sell or utilize the components of the RHEO™ System prior to their expiration dates or before the technologies become outdated, as the case may be. Accordingly, we set up a provision for obsolescence of $2,782,494 for treatment sets and OctoNova pumps that are unlikely to be utilized prior to their expiration dates, in the case of treatment sets, or before the technologies become outdated. In addition, we have recorded a reduction to the carrying values of (i) certain of our medical equipment used in the clinical trials of the RHEO™ System of $431,683 and (ii) certain of our patents and trademarks related to the RHEO™ System of $190,873. No other adjustments were made as a result of the November 1, 2007 announcement that impacts the financial results as of September 30, 2007.

RECENT DEVELOPMENTS

On September 19, 2007, we announced that we had received a letter from NASDAQ on September 18, 2007, indicating that, for the last 30 consecutive business days, the bid price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the "Minimum Bid Price Rule"). Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company has been  provided with 180 calendar days, or until March 17, 2008, to regain compliance. The NASDAQ letter also stated that, if the Company does not regain compliance with the Minimum Bid Price Rule by March 17, 2008, NASDAQ staff will provide written notification that the Company's securities will be delisted. At that time, the NASDAQ Marketplace Rules would permit the Company to appeal the NASDAQ staff's determination to delist its securities to a NASDAQ Listing Qualifications Panel. The NASDAQ Marketplace Rules would also permit the Company to make an application to transfer its securities to The NASDAQ Capital Market if the Company's securities satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement of Marketplace Rule 4310(c)(4). If such an application is approved, the NASDAQ Marketplace Rules would afford the Company an additional 180 calendar days to comply with the Minimum Bid Price Rule while on The NASDAQ Capital Market. The NASDAQ letter of September 18, 2007 has no effect on the listing of the Company's common stock at this time.

On October 9, 2007, we announced that our Board of Directors has authorized management and the Company’s advisors to explore the full range of strategic alternatives available to enhance shareholder value. These alternatives may include, but are not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of the Company. In making the announcement, the Company stated that there can be no assurance that the exploration of strategic alternatives will result in a transaction. If we are not successful at raising additional capital, the Company will not have sufficient cash to support its operations beyond early 2008.

In light of both the Company’s financial position as at September 30, 2007 and the Company’s current financial position, on November 1, 2007, we announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond early 2008. As a result of this review, our Board of Directors determined that it would be advisable to suspend indefinitely the RHEO™ System clinical development program in order to conserve as much cash as possible while the Company continues its capital-raising efforts.

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

We believe that, except as stated below, there have been no significant changes during the nine months ended September 30, 2007 to the items disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission on March 29, 2007.

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

RESULTS OF OPERATIONS

Revenues, Cost of Sales and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
	$	$		$	$

Revenues
Retina revenue	—	53,144	(100)%	90,000	135,859	(34)%
Glaucoma revenue	15,225	32,300	(53)%	176,125	32,300	445%
	15,225	85,444	(82)%	266,125	168,159	58%
Cost of sales
Retina cost of sales	2,287,411	105,358	2,071%	2,352,807	1,759,675	34%
Glaucoma cost of sales	19,674	12,047	63%	132,630	12,047	1,001%
	2,307,085	117,405	1,865%	2,485,437	1,771,722	40%
Gross margin
Retina gross margin (loss)	(2,287,411)	(52,214)	4,281%	(2,262,807)	(1,623,816)	(39)%
Percentage of retina revenue	N/M	(98)%	N/M	(2,514)%	(1,195)%	(1,319) pts
Glaucoma gross margin (loss)	(4,449)	20,253	(122)%	43,495	20,253	115%
Percentage of glaucoma revenue	(29)%	63%	(92) pts	25%	63%	(38) pts
Total gross margin (loss)	(2,291,860)	(31,961)	(7,071)%	(2,219,312)	(1,603,563)	(38)%
Percentage of total revenue	(15,053)%	(37)%	(15,016) pts	(834)%	(1,180)%	346 pts

*N/M – Not meaningful

Revenues

Retina Revenue

Retina revenue consists of revenue generated from the sale of components of the RHEO™ System.

During the three months ended September 30, 2007, we sold a total of 204 treatment sets, at a price of $200 per treatment set, to Veris. The sale of these treatment sets was not recognized as revenue during the three-month period based on Veris’ payment history with the Company and the new 180-day payment terms agreed by Veris and us in March 2007. In October 2007, we met with the management of Veris and based on discussions with Veris, we believe that Veris will not be able to meet its financial obligations to the Company. Therefore, during the three months ended September 30, 2007, the Company recorded an allowance for doubtful accounts against the total amount due from Veris for the purchase of the treatment sets. During the three months ended September 30, 2006, we sold a total of 451 treatment sets to Veris for a total amount of $90,200. Of this amount, $51,800 was recognized in revenue during the three months ended September 30, 2006 as payment was received by the Company in advance of shipment of the treatment sets. The balance of $38,400 was included in deferred revenue as at September 30, 2006 as payment was yet to be received by the Company.

Revenues for the nine months ended September 30, 2007 is made up of revenue from the sale of a total of 600 treatment sets at a negotiated price of $150 per treatment set to Macumed AG, a company based in Germany. Revenues for the nine months ended September 30, 2006 includes the sale of 667 treatment sets to Veris at a negotiated price of $200 per treatment set as payment was received by the Company in advance of shipment of the treatment sets.

On November 1, 2007, we announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD. At this time, we do not know if we will be able to resume the RHEO™ System clinical development program, nor at this time, do we know if we will be able to continue to generate revenue from the sale of the components of the RHEO™ System.

Glaucoma Revenue

Glaucoma revenue consists of revenue generated from the sale of components of the SOLX Glaucoma System.

On September 1, 2006, the Company completed the acquisition of SOLX, and the results of SOLX’s operations have been included in our consolidated financial statements since that date. Revenue for the three and nine months ended September 30, 2007 therefore includes the sale of components of the SOLX Glaucoma System during the three- and nine-month period. However, revenue for the three and nine months ended September 30, 2006 includes the sale of components of the SOLX Glaucoma System for just the month of September 2006.

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

Retina Cost of Sales

During fiscal 2006, we sold a number of treatment sets to Veris at a price, net of negotiated discounts, which was lower than our cost. As Veris was then our sole customer for the RHEO™ System treatment sets, the price at which we sold the treatment sets to Veris represented our inventory’s then current net realizable value, and therefore, we have written down the value of the treatment sets to reflect this net realizable value. Included in cost of sales for the three months ended March 31, 2006, is $1,625,000 which reflects the write-down of the treatment sets to its net realizable value. In addition, we evaluated our ending inventories as at December 31, 2006 on the basis that Veris may not be able to increase its commercial activities in Canada in line with our initial expectations. Accordingly, we set up an additional provision for obsolescence of $1,679,124 during the year ended December 31, 2006 for treatment sets that will unlikely be utilized prior to their expiration dates (2005 - $1,990,830). As at December 31, 2006, the value of our commercial inventory of treatment sets was nil. On November 1, 2007, we announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and in view of the Company’s current financial position. Accordingly, we have written down the value of our commercial inventory of OctoNova pumps to nil as of September 30, 2007 since the Company may not be able to sell or utilize these pumps before their technologies become outdated. Included in cost of sales for the three and nine months ended September 30, 2007, is a charge of $2,261,705 which reflects the write-down of the value of these pumps to nil as of September 30, 2007.

Cost of sales for the three months ended September 30, 2007 includes royalty fees payable to Dr. Brunner and Mr. Stock and a charge of $2,261,705 which reflects the write-down of the value of our commercial inventory of pumps to nil as of September 30, 2007. Included in cost of sales for the three months ended September 30, 2006 are royalty fees payable to Dr. Brunner and Mr. Stock and the cost of sale of the treatment sets sold during the three-month period.

Cost of sales for the nine months ended September 30, 2007 includes royalty fees payable to Dr. Brunner and Mr. Stock, freight charges on the treatment sets sold and delivered to Macumed AG and Veris during the nine-month period and a charge of $2,261,705 which reflects the write-down of the value of our commercial inventory of pumps to nil as of September 30, 2007. Included in cost of sales for the nine months ended September 30, 2006 are royalty fees payable to Dr. Brunner and Mr. Stock, cost of sale of the treatment sets sold during the nine-month period and a charge of $1,625,000 which reflects the write-down of the treatment sets to their then net realizable value. In addition, during the nine-month period ended September 30, 2006, Veris returned four pumps which had been sold to it in December 2005. In fiscal 2005, we had recorded an inventory loss associated with all sales made to Veris in December 2005 and did not recognize revenue due to our anticipation that Veris may not return the products shipped to it and would not be able to pay for the amounts invoiced. Accordingly, the cost of the four pumps returned by Veris, valued at $85,058, was used to reduce the cost of sales in the period. There was no comparable reduction of expense during the nine months ended September 30, 2007.

Glaucoma Cost of Sales

Cost of sales includes the cost of the components of the SOLX Glaucoma System sold during the three- and nine-month period ended September 30, 2007. Cost of sales for the three and nine months ended September 30, 2006 includes the cost of the components of the SOLX Glaucoma System sold in the month of September 2006 as we completed the acquisition of SOLX on September 1, 2006.

Gross Margin

Retina Gross Margin (Loss)

Retina gross margin on sales was a loss of $2,287,411 for the three months ended September 30, 2007 as compared with a loss of $52,214 during the comparative prior year period due primarily to the write-down of our commercial inventory of pumps to nil as of September 30, 2007.

During the nine months ended September 30, 2007 and 2006, gross margin on sales was also a loss of $2,262,807 and $1,623,816, respectively, due mainly to the write-down of the value of our commercial inventory during the comparative periods, offset by revenue from the sale of treatment sets to our customers. In addition, the reported loss for the nine months ended September 30, 2006 was offset in part by the value of the four pumps returned by Veris during the period. There was no comparable reduction of cost during the nine months ended September 30, 2007.

Glaucoma Gross Margin

Gross margin on the sale of the components of the SOLX Glaucoma System was a loss of $4,449 and a profit of $43,495 during the three and nine months ended September 30, 2007. Gross margins are affected by product mix. Upon receipt of 510(k) clearance for the SOLX Gold Shunt, if any, we expect that we will sell more SOLX Gold Shunts for which the margins are much higher than the SOLX 790 Laser.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
	$	$		$	$

General and administrative	3,276,981	2,314,344	42%	10,120,119	7,064,709	43%
Clinical and regulatory	3,852,115	1,071,380	260%	9,345,536	4,018,240	133%
Sales and marketing	687,429	505,088	36%	2,195,392	1,396,422	57%
Impairment of intangible asset	20,923,028	—	N/M	20,923,028	—	N/M
Impairment of goodwill	—	—	—	—	65,945,686	(100)%
Restructuring charges	—	—	—	—	819,642	(100)%
	28,739,553	3,890,812	639%	42,584,075	79,244,699	(46)%
*N/M – Not meaningful

General and Administrative Expenses

General and administrative expenses increased by $962,637 during the third quarter of 2007, as compared with the corresponding period in fiscal 2006, due to an increase of $655,961 in amortization of intangible assets expense associated with the intangible assets acquired upon the acquisition of SOLX and OcuSense on September 1, 2006 and November 30, 2006, respectively. Employee and related travel and administrative costs also increased by $520,761 during the three months ended September 30, 2007 as these costs include the cost of SOLX and OcuSense’s employee and related travel and other administrative costs for the three-month period. In addition, professional fees and consultants’ fees also increased by $45,509 during the three months ended September 30, 2007 as compared with the three months ended September 30, 2006. General and administrative expenses for the three months ended September 30, 2007 also include a charge of $190,873 which reflects the reduction to the carrying value of certain of the Company’s patents and trademarks related to the RHEO™ System as a result of our indefinite suspension of the RHEO™ System clinical development program for Dry AMD. There was no comparative charge during the three months ended September 30, 2006. These increases in cost were partially offset by the decrease in stock-based compensation expense of $458,916 due to the expense associated with the grant of options to an employee in lieu of salaried compensation and to directors in lieu of cash payment of their annual fees for board and committee memberships during the three months ended September 30, 2006. There was no comparable expense during the three months ended September 30, 2007.

General and administrative expenses increased by $3,055,410 during the nine months ended September 30, 2007, as compared with the corresponding prior year period due to an increase of $2,381,232 in amortization of intangible asset expense. Employee and related travel and administrative costs also increased by $1,274,169 during the nine months ended September 30, 2007. General and administrative expenses for the nine months ended September 30, 2007 also include a charge of $190,873 which reflects the reduction to the carrying value of certain of the Company’s patents and trademarks related to the RHEO™ System. There was no comparative charge during the nine months ended September 30, 2006. These increases were partially offset by a decrease in stock-based compensation expense of $482,235 due to the expense associated with the grant of options to an employee in lieu of salaried compensation and the re-pricing of then out-of-the-money stock options of the Company during the nine months ended September 30, 2006. There was no comparable expense during the nine months ended September 30, 2007.  Professional fees also decreased by $285,931 during the nine-month period ended September 30, 2007 as compared with the corresponding period in fiscal 2006.

We continue to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Clinical and Regulatory Expenses

Clinical and regulatory expenses increased by $2,780,735 during the three months ended September 30, 2007, as compared with the corresponding prior year period, due to increased clinical trial expenses associated with the RHEO-AMD trial of $415,697. The RHEO-AMD trial was suspended indefinitely on November 1, 2007. Accordingly, we have recorded a write-down to the value of our inventory of treatment sets used for the trial and also written down the carrying value of certain of our medical equipment used in the trial. Clinical and regulatory expenses for the three months ended September 30, 2007 therefore include a charge of $942,309 which reflects the write-down of our inventory and certain of our medical equipment as of September 30, 2007. There was no comparative expense during the three months ended September 30, 2006. SOLX’s clinical and regulatory expenses increased by $663,195 and OcuSense’s product development and regulatory costs also increased by $1,166,101 during the three months ended September 30, 2007 as compared with the comparative period in 2006. We acquired SOLX and 50.1% of the capital stock of OcuSense, measured on a fully diluted basis, on September 1 and November 30, 2006, respectively. Therefore, clinical and regulatory expenses for the three months ended September 30, 2006 include SOLX’s cost for the month of September 2006 and no cost for OcuSense. These increases in cost during the three months ended September 30, 2007 were offset in part by the decrease in costs associated with the MIRA-1 trial, the LEARN, or Long-term Efficacy in AMD from Rheopheresis in North America, trials and other related clinical trials of $408,088 since the Company completed the analysis of the MIRA-1 data during the first half of fiscal 2006 and the treatment phase of the LEARN trials was completed in December 2006.

During the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006, the increase in clinical and regulatory expenses of $5,327,296 is due to increased clinical trial expenses associated with the RHEO-AMD trial of $1,522,933, an increase in SOLX’s clinical and regulatory expenses of $2,028,445 and OcuSense’s product development and regulatory costs of $2,894,202 during the period. Clinical and regulatory expenses for the nine-month period ended September 30, 2007 also include a charge of $942,309 which reflects the write-down of our inventory and certain of our medical equipment as of September 30, 2007. There was no comparative expense during the three months ended September 30, 2006. However, costs associated with the MIRA-1 trial, the LEARN trials and other related clinical trials decreased by $2,120,906 since the Company completed the analysis of the MIRA-1 data during the first half of fiscal 2006 and the treatment phase of the LEARN trials was completed in December 2006.

Our goal is to establish the RHEO™ Therapy as the leading treatment for Dry AMD in North America and to establish the SOLX Glaucoma System as a unique, new surgery of choice for glaucoma. Accordingly, we expect clinical and regulatory expenses to increase in the future if we continue the suspended RHEO-AMD trial. We also have to complete ongoing studies of the SOLX 790 Laser and the SOLX Gold Shunt in order to obtain 510(k) approval to market them in the United States. In addition, we have to complete product development of OcuSense’s TearLab™ test for DES. Following the completion of product development, OcuSense will have to conduct clinical trials in order to seek a 510(k) clearance and a CLIA waiver from the FDA for the TearLab™ test for DES.

Sales and Marketing Expense

Sales and marketing expenses increased by $182,341 during the three months ended September 30, 2007, as compared with the prior period in fiscal 2006, due in part to an increase in employee, travel and related administrative costs of $102,549 during the three months ended September 30, 2007 necessitated by SOLX’s commercialization activities in Europe and the additional cost of a new employee of OcuSense who was hired to begin establishing sales and marketing efforts to promote the use of the TearLab™ test for DES in North America and Europe.  Marketing and advertising expenses also increased by $64,885 due primarily to costs associated with trade shows, physician education and training and other marketing public relations in connection with the marketing of the SOLX Glaucoma System in Europe during the three-month period ended September 30, 2007.

Sales and marketing expenses increased by $798,970 during the nine months ended September 30, 2007, as compared with the prior period in fiscal 2006, due to an increase in SOLX’s sales and marketing expenses of $455,808 and increased employee and related and travel and administrative costs of $430,426. These increases in cost during the nine months ended September 30, 2007 were offset in part by the decrease in the RHEO™ System marketing expenses of $127,316.

The cornerstone of our sales and marketing strategy to date has been to increase awareness of our products among eye care professionals and, in particular, the key opinion leaders in the eye care professions. We will continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of our products among eye care professionals.

Impairment of Intangible Asset

In light of both the Company’s financial position as at September 30, 2007 and the Company’s current financial position, on November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond early 2008. Accordingly, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management was required to re-assess whether the carrying value of the Company’s intangible assets was recoverable as of September 30, 2007. Based on management’s estimates of undiscounted cash flows associated with these intangible assets, the Company concluded that the carrying value of the intangible assets was not recoverable as of September 30, 2007. Accordingly, the Company recorded an impairment charge of $20,923,028 during the three months ended September 30, 2007 to record the intangible assets at their fair value as of September 30, 2007. There was no comparable charge in the three- and nine-month periods ended September 30, 2006.

Impairment of Goodwill

The continued decrease in our stock price subsequent to the February 3, 2006 announcement of MIRA-1's failure to meet its primary endpoint, the June 12, 2006 announcement of the outcome of our meeting with the FDA and the June 30, 2006 announcement of the termination of negotiations with Sowood were identified as indicators of impairment which led to an analysis of our intangible assets and goodwill which, in turn, resulted in the reporting of an impairment charge of $65,946,686 during the nine months ended September 30, 2006. The impairment of goodwill charge of $65,946,686 represents the write-down of the value of goodwill acquired on the purchase of TLC Vision's 50% interest in OccuLogix, L.P. on December 8, 2004 to its fair value as at June 30, 2006. There was no comparable charge in the nine-month period ended September 30, 2007.

Restructuring Charges

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we recognized a total of $819,642 in restructuring charges during the nine months ended September 30, 2006. The Company implemented a number of structural and management changes designed both to support the continued development of the RHEO™ System and to execute the Company’s accelerated diversification strategy within ophthalmology. The restructuring charge of $819,642, recorded in the nine months ended September 30, 2006, consists solely of severance and benefit costs related to the termination of a total of 12 employees at the Company’s Mississauga and Palm Harbor offices. The severance and benefit costs were fully paid by December 31, 2006. There was no comparable expense during the nine months ended September 30, 2007.

Other Income (Expenses)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
	$	$		$	$

Interest income	137,444	368,585	(63)%	568,808	1,149,739	(51)%
Changes in fair value of warrant obligation	856,969	—	*N/M	1,633,700	—	*N/M
Interest and accretion expense	(223,268)	(77,191)	(189)%	(649,701)	(77,191)	(742)%
Other	(5,693)	20,704	(128)%	(13,633)	13,599	(200)%
Minority interest	703,038	—	*N/M	1,747,823	—	*N/M
	1,468,490	312,098	371%	3,286,997	1,086,147	203%
*N/M – Not meaningful

Interest Income

Interest income consists of interest income earned, in the current period and the corresponding prior period, on the cash raised by the Company in its initial public offering in December 2004 and in the private placement of the Shares and the Warrants in February 2007.

The decrease in interest income during the three and nine months ended September 30, 2007, when compared to the corresponding periods in fiscal 2006, is due to the utilization of the funds raised in order to finance infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1, LEARN and RHEO-AMD trials and other clinical trials and, more recently, to acquire SOLX and OcuSense in line with our diversification strategy.

Changes in Fair Value of Warrant Obligation

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued the Warrants to these investors. The Warrants are five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock. On February 6, 2007, the Company also issued the Cowen Warrant to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants. The Cowen Warrant is a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock. The per share exercise price of the Warrants is $2.20, subject to adjustment, and the Warrants became exercisable on August 6, 2007. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which it is exercisable) are identical to those of the Warrants. The Company accounts for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133 along with related interpretation EITF 00-19. Based on the provisions of EITF 00-19, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, the Company has classified the Warrants and the Cowen Warrant as a current liability as at September 30, 2007. The estimated fair value was determined using the Black-Scholes option-pricing model. In addition, SFAS No. 133 requires the Company to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the Warrants and the Cowen Warrant as at June 30, 2007 and September 30, 2007 and determined the aggregate fair value to be $1,105,766 and $248,797, a decrease of $946,812 and $1,803,781, respectively, over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance.

Changes in fair value of warrant obligation for the three months ended September 30, 2007 includes a gain of $856,969 which reflect the decrease in the fair value of the Warrants and the Cowen Warrant at September 30, 2007 over their fair value at June 30, 2007, the end of the Company’s previous reporting period. There was no comparable gain recorded in the three months ended September 30, 2006.

Changes in fair value of warrant obligation for the nine months ended September 30, 2007 includes the net gain of $1,633,700 recorded by the Company during the nine-month period which reflect the decrease in the fair value of the Warrants and Cowen Warrant at September 30, 2007 over the initial measurement of their fair value on the date of issuance. Transaction costs associated with the issuance of the Warrants of $170,081 have also been recorded as a warrant expense in the Company’s consolidated statement of operations for the nine months ended September 30, 2007. There was no comparable net gain recorded during the nine months ended September 30, 2006.

Interest and Accretion Expense

In connection with the acquisition of SOLX on September 1, 2006, we remain indebted to the former stockholders of SOLX in an aggregate amount of up to $10,000,000 for the outstanding portion of the purchase price of SOLX. $5,000,000 of this amount is payable in cash on the second anniversary of the September 1, 2006 closing.  This $5,000,000 amount has been recorded as a long-term liability at its present value, discounted at the incremental borrowing rate of the Company at August 1, 2006. The difference between the discounted value and the $5,000,000 payable is being amortized using the effective yield method over the two-year period, with the monthly expense being charged as an interest expense in the Company’s consolidated statements of operations. Interest and accretion expense for the three and nine months ended September 30, 2007 consists primarily of the amortization of the discount on the future payment to the former stockholders of SOLX for the three- and nine-month periods.  There was no comparable expense in the three and nine months ended September 30, 2006.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2007 and 2006 consists of foreign exchange gains and losses resulting from exchange rate fluctuations on the Company’s foreign currency transactions and miscellaneous tax expenses during the three-month periods.

Other expense for the nine months ended September 30, 2007 consists of a one-time charge of $9,274 paid to one of our suppliers for carrying excess inventory on our behalf. Other expenses also include a net foreign exchange loss resulting from exchange rate fluctuations on the Company’s foreign currency transactions and miscellaneous tax expenses during the nine-month period. Other income for the nine months ended September 30, 2006 consists primarily of a net foreign exchange gain resulting from exchange rate fluctuations on the Company’s foreign currency transactions net of miscellaneous tax expenses during the period.

Minority Interest

Minority interest is from our acquisition of 50.1% of the capital stock of OcuSense, on a fully diluted basis, on November 30, 2006. The results of OcuSense’s operations have been included in our consolidated financial statements since that date. Income from minority interest of $703,038 and $1,747,823 for the three and nine months ended September 30, 2007, respectively, relates to the loss reported by OcuSense in which the Company has a shared interest with the minority stockholders of OcuSense.

Recovery of Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
	$	$		$	$

Recovery of income taxes	9,902,899	26,867	36,759%	15,004,750	343,717	4,265%

Recovery of Income Taxes

Recovery of income taxes increased by $9,876,032 and $14,661,033 during the three and nine months ended September 30, 2007, respectively, as compared with the prior periods in 2006. The increase is due in part to deferred tax recovery amounts of $1,847,527 and $5,929,870 associated with the recognition of the deferred tax asset from the availability of fiscal 2007 net operating losses in the United States which may be utilized to reduce taxes in future years.

To date, the Company has recognized income tax benefits in the aggregate amount of $13.3 million associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States which may be utilized to reduce taxes in future years. The benefits associated with the balance of the net operating losses are subject to a full valuation allowance since it is not more likely than not that these losses can be utilized in future years. A portion of the Company’s net operating losses may however be subject to annual limitations as a result of the Company’s initial public offering and prior changes of control. Accordingly, until a formal analysis of the effect of the changes of control is performed, a portion of the income tax benefits recognized to date may be affected.

Recovery of income taxes for the three and nine months ended September 30, 2007 and 2006 also includes the amortization of the deferred tax liability which was recorded based on the difference between the fair value of intangible assets acquired and their tax bases. The increase in the amount recorded during the three and nine months ended September 30, 2007, as compared with the corresponding periods in fiscal 2006, is due to the additional deferred tax liability recorded upon the acquisition of SOLX and OcuSense, being the difference between the fair value of the intangible assets acquired by the Company upon its acquisition of SOLX and OcuSense and their respective tax bases. In addition, during the three and nine months ended September 30, 2007, the Company fully amortized the balance of the deferred tax liability of $7,529,390 associated with the intangible asset which was impaired as of September 30, 2007. The deferred tax liability totaling $13,313,873 as of September 30, 2007 is being amortized over an average period of 8.96 years, the estimated remaining weighted-average useful life of the intangible assets.

Cumulative Effect of a Change in Accounting Principle

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
	$	$		$	$

Cumulative effect of a change in accounting principle	—	—	—	—	107,045	(100)%

Cumulative Effect of a Change in Accounting Principle

The cumulative effect of a change in accounting principle reflects the impact of our estimated forfeitures of outstanding stock option awards as of January 1, 2006. On January 1, 2006, the effective date of adopting SFAS No. 123R, we were required to estimate the number of forfeitures of our outstanding awards as of the effective date. Consolidated balance sheet amounts related to any compensation cost for these estimated forfeitures previously recognized in prior periods before the adoption of SFAS No. 123R have to be eliminated and recognized in income as the cumulative effect of a change in accounting principle as of the effective date. There was no comparable expense in the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2007	December 31, 2006	Change
	$	$	$

Cash and cash equivalents	6,144,946	5,740,697	404,249
Short-term investments	75,000	9,785,000	(9,710,000)
	6,219,946	15,525,697	(9,305,751)

Percentage of total assets	11%	17%	(6) pts
Working capital	(398,666)	13,539,026	(13,937,692)

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

To date, cash has been primarily utilized to finance increased infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1, LEARN and RHEO-AMD trials and other clinical trials and, more recently, to acquire SOLX and OcuSense in line with our diversification strategy. We expect that, in the future, we will use our cash resources to continue to develop our infrastructure and to complete ongoing clinical trials, including the RHEO-AMD trial if its suspension is reversed and the ongoing clinical trials of the SOLX Glaucoma System, and to complete the product development of OcuSense’s TearLab™ test for DES and conduct the clinical trials that will be required for the TearLab™ test for DES. In addition, in connection with the acquisition of SOLX on September 1, 2006, we remain indebted to the former stockholders of SOLX in an aggregate amount of up to $10,000,000 for the outstanding portion of the purchase price of SOLX. We also remain indebted to OcuSense in an aggregate amount of up to $2,000,000 for the outstanding portion of the purchase price of the capital stock of OcuSense that we acquired on November 30, 2006. We currently expect this amount to become due and payable in early 2008. Furthermore, we are legally committed to make an additional equity investment of $3,000,000 upon receipt, if any, from the FDA of a 510(k) clearance for the TearLab™ test for DES and another additional equity investment of $3,000,000 upon receipt, if any, from the FDA of a CLIA waiver for the TearLab™ test for DES.

Management believes that the existing cash and cash equivalents and short-term investments, together with funds expected to be generated from operations, will be sufficient to fund the Company’s anticipated level of operations and other demands and commitments only until early 2008.

Changes in Cash Flows

	Nine Months Ended September 30,
	2007	2006	Change
	$	$	$

Cash used in operating activities	(13,301,135)	(10,853,206)	(2,447,929)
Cash provided by investing activities	4,503,649	7,283,565	(2,779,916)
Cash provided by financing activities	9,201,735	251,135	8,950,600
Net increase (decrease) in cash and cash equivalents during the period	404,249	(3,318,506)	3,722,755

Cash Used in Operating Activities

Net cash used to fund our operating activities during the nine months ended September 30, 2007 was $13,301,135.  Net loss during the nine-month period was $26,511,640. The non-cash charges which comprise a portion of the net loss during that period consisted primarily of the impairment of goodwill and other intangible asset of $20,923,028, amortization of intangible assets, fixed assets, patents and trademarks and accretion expense of $5,477,733 netted by applicable deferred tax liability of $15,004,750 and the change in the fair value of warrant obligation net of warrant expense of $1,633,700. Additional non-cash charges consist of the write-down of inventory of $2,782,494 and $1,447,651 in stock-based compensation charges netted by income from minority interest of $1,747,823.

The net change in non-cash working capital balances related to operations for the nine months ended September 30, 2007 and 2006 consists of the following:

	Nine months ended September 30,
	2007	2006
	$	$

Due to related party	—	(5,065)
Amounts receivable, net	(197,984)	297,176
Inventory	(61,784)	(1,117,354)
Prepaid expenses	(46,787)	313,269
Deposit	(10,600)	(5,551)
Other current assets	17,600	—
Accounts payable	243,097	(930,706)
Accrued liabilities	938,684	(832,840)
Deferred revenue	—	38,400
Due to stockholders	83,646	(36,995)
	965,872	(2,279,666)

•	Amounts receivable, net increased due to SOLX trade receivables and sales taxes receivable.
•	Decrease in inventory reflects the sale of the components of the SOLX Glaucoma System, offset by the receipt of inventory to be utilized for the RHEO-AMD and related clinical trials.
•
Increase in prepaid expenses is primarily due to advance payments made to various organizations involved in the RHEO-AMD trial, offset in part by the amortization of prepaid insurance during the nine-month period.

•
Accounts payable and accrued liabilities increased and reflect an increase in amounts owed for costs associated with the Company’s activities, including clinical trial activities, with respect to some of which the Company has not yet received invoices.

•	Due to stockholders increased due to additional amounts owed to TLC Vision for its payment of benefits of certain employees of the Company and for computer and administrative support.

Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2007 is $4,503,649 and consists of the net sale of short-term investments of $7,785,000 offset in part by the payment of $3,000,000 to the former stockholders of SOLX in connection with the payment of the purchase price, cash in the amount of $190,341 used to acquire fixed assets and cash in the amount of $91,010 used to protect and maintain patents and trademarks.

Net cash provided by investing activities for the nine months ended September 30, 2006 was $7,283,565 and resulted from cash provided from the net sale of short-term investments of $17,722,021. Cash used in investing activities during the period also consisted of cash in the amount of $244,292 used to acquire fixed assets and cash in the amount of $102,137 used to protect and maintain patents and trademarks. Additional cash used in investing activities included cash of $7,861,661 paid by the Company, including costs of acquisition, to acquire SOLX net of cash acquired from SOLX of $34,719. In addition, the Company advanced a total of $2,265,085 to SOLX to support its operations prior to the acquisition.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2007 was $9,201,735 and is made up of gross proceeds in the amount of $10,016,000 raised in the February 2007 private placement of the Shares and the Warrants, less issuance costs of $871,215 which includes the fair value of the Cowen Warrant of $97,222 issued in part payment of the placement fee owed to Cowen and Company, LLC. Cash provided by financing activities also includes cash received in the amount of $2,228 from the exercise of options to purchase shares of common stock of the Company, offset by additional share issuance costs of $42,500 in respect of the shares issued to the former stockholders of SOLX in part payment of the purchase price of SOLX.

Net cash provided by financing activities for the nine months ended September 30, 2006 of $251,135 was from the exercise of options to purchase shares of common stock of the Company.

Financial Condition

Management believes that the existing cash and cash equivalents and short-term investments, together with funds expected to be generated from operations and the net proceeds of the private placement of the Shares and the Warrants completed on February 6, 2007, will be sufficient to fund the Company’s anticipated level of operations and other demands and commitments only until early 2008.

As at September 30, 2007, we had investments in the aggregate principal amount of $1,925,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 6.054% per annum. However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days. Based on discussions with the Company’s advisors and the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than its fair value as of September 30, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $1,278,750. The Company considers this to be a temporary reduction in value, accordingly, the unrealized loss associated with these auction rate securities of $646,250 has been reported in other comprehensive loss for the nine months ended September 30, 2007. Although the Company continues to receive payment of interest earned on these securities, the Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of September 30, 2007. Management will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which the Company currently expects to be able to sustain its operations in the absence of an additional capital raise by the Company.

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

Our long-term future funding requirements will depend on many factors, including but not limited to:

•	the costs of operating SOLX and OcuSense;
•
the rate of progress, cost and results of the RHEO-AMD trial, the LEARN trials and other clinical trials of the RHEO™ System, assuming the Company is able to resume the RHEO™ System clinical development program;

•
our ability to obtain FDA approval to market and sell the RHEO™ System in the United States and the timing of such approval, if any, assuming the Company is able to resume the RHEO™ System clinical development program;

•	our ability to continue to sell the RHEO™ System in Canada, assuming the Company is able to resume the RHEO™ System clinical development program;
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
•
whether government and third-party payors agree to reimburse treatments using the RHEO™ System (assuming the Company is able to resume the RHEO™ System clinical development program), the components of the SOLX Glaucoma System and the TearLab™ test for DES;

•
the costs and timing of building the infrastructure to market and sell the RHEO™ System (assuming the Company is able to resume the RHEO™ System clinical development program), the components of the SOLX Glaucoma System and the TearLab™ test for DES;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the effect of competing technological and market developments.

On May 30, 2007, TLC Vision and JEGC announced that JEGC had agreed to purchase TLC Vision’s ownership stake in the Company, subject to certain minimum prices and regulatory limitations and further subject to JEGC obtaining satisfactory financing and other customary closing conditions. On June 22, 2007, JEGC purchased a portion of TLC Vision’s ownership stake in the Company, consisting of 1,904,762 shares, at a price of $1.05 per share. On July 3, 2007, we announced that we had entered into discussions with JEGC for the private placement of approximately $30,000,000 of shares of the Company’s common stock at a price based upon the average trading price at the time of purchase, subject to compliance with regulatory requirements and to a minimum purchase price of $1.05 per share.  On October 15, 2007, TLC Vision announced that JEGC was not able to complete the purchase of TLC Vision’s remaining ownership stake in the Company by October 12, 2007, being the deadline previously agreed by TLC Vision and JEGC.  In making that announcement, TLC Vision also stated that JEGC retains a non-exclusive right to purchase TLC Vision’s remaining ownership stake in the Company, subject to the right of each of TLC Vision and JEGC to terminate the agreement between them.  To date, our discussions with JEGC have not resulted in any agreement, and there can be no assurance that such discussions will result in an agreement and a successful transaction or that JEGC will become a source of financing for the Company.

On October 9, 2007, we announced that our Board of Directors has authorized management and the Company’s advisors to explore the full range of strategic alternatives available to enhance shareholder value. These alternatives may include, but are not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of the Company. In making the announcement, the Company stated that there can be no assurance that the exploration of strategic alternatives will result in a transaction. If we are not successful at raising additional capital, the Company will not have sufficient cash to support its operations beyond early 2008.

In light of both the Company’s financial position as at September 30, 2007 and the Company’s current financial position, on November 1, 2007, we announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond early 2008. As a result of this review, our Board of Directors determined that it would be advisable to suspend indefinitely the Company’s RHEO™ System clinical development program in order to conserve as much cash as possible while the Company continues its capital-raising efforts.  There can be no assurance that the Company’s capital-raising efforts will be successful.

We cannot begin commercialization of the RHEO™ System, the components of the SOLX Glaucoma System and the TearLab™ test for DES in the United States until we receive the requisite FDA approvals. At this time, we do not know if we will be able to resume the RHEO™ System clinical development program.  Nor, at this time, do we know when, if ever, we can expect to begin to generate revenues from the components of the SOLX Glaucoma System or the TearLab™ test for DES in the United States. We expect that the funding requirements of our operating activities will continue to increase substantially in the future. Even assuming that we succeed in securing short-term financing to enable us to continue our operations beyond early 2008, until we can generate a sufficient amount of revenue, we expect to finance future cash needs through public or private equity offerings, debt financings, corporate collaboration or licensing or other arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In addition, future debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to delay or reduce the scope of, or eliminate, some of our commercialization efforts, or we may even be unable to continue our operations.

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

(a)                 Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time reports specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the nine-month period ended September 30, 2007, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out by the CEO and the CFO. Based on their evaluation, the CEO and the CFO have concluded that, as of the end of that fiscal period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the desired control objectives.

(b)                 Changes in Internal Control over Financial Reporting. During the nine-month period ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The financial reporting for the nine-month period ended September 30, 2007 includes the operations of SOLX and OcuSense for that fiscal period. SOLX was acquired by the Company on September 1, 2006, and the Company acquired 50.1% of the capital stock of OcuSense, measured on a fully diluted basis, on November 30, 2006.  The Company has not yet completed its review of SOLX’s and OcuSense’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There has not been any default upon our senior securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index to Exhibits

10.1	First Amendment to Series A Preferred Stock Purchase Agreement, dated October 29, 2007, between OcuSense, Inc. and the Registrant.
31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

OCCULOGIX, INC.

Date: November 9, 2007	By:	/s/ Elias Vamvakas
Chief Executive Officer