Form 10-K
period 2007-12-31
OccuLogix, Inc.
filed 2008-03-17
CIK 1299139

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2007: $36,025,308. The Registrant has no non-voting common stock.

As of March 13, 2008, there were 57,306,145 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant to be held on June 20, 2008 are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are an ophthalmic therapeutic company founded to commercialize innovative treatments for age-related eye diseases. Until recently, the Company operated two business divisions, being Retina and Glaucoma.

Retina Division

Until recently, the Company’s Retina division was in the business of developing and commercializing a treatment for dry age-related macular degeneration, or Dry AMD. Age-related macular degeneration, or AMD, is the leading cause of late onset visual impairment and legal blindness in people over the age of 50 in the United States and other Western industrialized societies.

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

In light of the MIRA-1 study results, we also re-evaluated our Pre-Market Approval Application, or PMA, submission strategy and then met with representatives of the FDA, on June 8, 2006 in order to discuss the impact on our PMA submission strategy of the MIRA-1 study results. In light of MIRA-1’s failure to meet its primary efficacy endpoint, the FDA advised us that it would require an additional study of the RHEO™ System to be performed.

On January 29, 2007, the Company announced that it had obtained Investigational Device Exemption clearance from the FDA to commence the new pivotal clinical trial of the RHEO™ System, called RHEO-AMD, or Safety and Effectiveness in a Multi-center, Randomized, Sham-controlled Investigation for Dry, Non-exudative Age-Related Macular Degeneration (AMD) Using Rheopheresis.

However, on November 1, 2007, the Company announced the indefinite suspension of its RHEO™ System clinical development program. This decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and in light of the Company’s financial position. Between January 29, 2007 and November 1, 2007, the Company had prepared the RHEO-AMD protocol and had been putting into place all of the resources required for the conduct for the RHEO-AMD study, including the securing of clinical trial site commitments. The Company is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future. Subsequent to our  fiscal 2007 year-end, as of February 25, 2008, we have terminated our relationship with Asahi Kasei Kuraray Medical Co., Ltd. (formerly Asahi Kasei Medical Co., Ltd.), or Asahi Medical. Asahi Medical manufactures, and supplied us with, the Rheofilter filter and the Plasmaflo filter, both of which are key components of the RHEO™ System. We also are engaged in discussions with Diamed Medizintechnik GmbH, or Diamed, and MeSys GmbH, or MeSys, regarding the termination of our relationship with each of them.  Diamed is the designer, and MeSys is the manufacturer, of the OctoNova pump, another key component of the RHEO™ System.

Glaucoma Division

In anticipation of the delay in the commercialization of the RHEO™ System in the United States as a result of the MIRA-1 study’s failure to meet its primary efficacy endpoint and the FDA’s requirement of us to conduct an additional study of the RHEO™ System, the Company accelerated its diversification plans and, on September 1, 2006, acquired Solx, Inc., or SOLX, a Boston University Photonics Center-incubated company that has developed a system for the treatment of glaucoma, called the SOLX Glaucoma System.

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

On December 20, 2007, we announced the sale of SOLX to Solx Acquisition, Inc., or Solx Acquisition, a company wholly owned by Doug P. Adams, the founder of SOLX and who, until the closing of the sale, had been serving as an executive officer of the Company in the capacity of President & Founder, Glaucoma Division.

The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of:  (i) on December 19, 2007, the closing date of the sale, the assumption by Solx Acquisition of all of the liabilities of OccuLogix, as they related to SOLX’s business, incurred on or after December 1, 2007, and OccuLogix’s obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by Solx Acquisition of all of the expenses that OccuLogix had paid to the closing date, as they related to SOLX’s business during the period commencing on December 1, 2007; (iii) during the period commencing on the closing date and ending on the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which Solx achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 5% of the worldwide net sales of these products. In order to secure the obligation of Solx Acquisition to make these royalty payments, SOLX granted to OccuLogix a subordinated security interest in certain of its intellectual property. In connection with the sale of SOLX, those employees of the Company, whose roles and responsibilities related mainly to SOLX’s business, ceased to be employees of the Company and became employees of Solx Acquisition or SOLX.

Prior to the sale of SOLX, we had been in the process of training and certifying physicians in the use of the SOLX Gold Shunt, for commercial purposes, in various European and Asian jurisdictions, including Spain, Italy, Germany, Poland, France, the United Kingdom and Thailand. In addition, in order to establish and maintain a reliable distribution network for SOLX’s products, we had been continuing to maintain our relationships with distributors in France, Germany, Spain, the United Kingdom and Canada and had been engaged in pursuing relationships with other distributors in Europe.

Both the SOLX 790 Laser and the SOLX Gold Shunt are currently the subject of randomized, multi-center clinical trials, the purposes of which are to demonstrate equivalency to the argon laser, in the case of the SOLX 790 Laser, and to the Ahmed Glaucoma Valve manufactured by New World Medical, Inc., in the case of the SOLX Gold Shunt. The results of these clinical trials will be used in support of applications to the FDA for a 510(k) clearance for each of the SOLX 790 Laser and the SOLX Gold Shunt, the receipt of which, if any, will enable the marketing and sale of these products in the United States.

The SOLX 790 Laser received CE Mark approval in December 2004, and the SOLX Gold Shunt received CE Mark approval in October 2005. The SOLX 790 Laser has a Health Canada license, and, prior to the sale of SOLX, we had been seeking the corresponding approval for the SOLX Gold Shunt.

OcuSense, Inc.

As part of its accelerated diversification plans, on November 30, 2006, OccuLogix acquired 50.1% of the capital stock, on a fully diluted basis, of OcuSense, Inc., or OcuSense, a San Diego-based company that is in the process of developing technologies that will enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers using nanoliters of tear film.

OcuSense’s first product, which is currently under development, is a hand-held tear film test for the measurement of osmolarity, a quantitative and highly specific biomarker that has shown to correlate with dry eye disease, or DED, The test is known as the TearLab™ test for DED. The anticipated innovation of the TearLab™ test for DED will be its ability to measure precisely and rapidly certain biomarkers in nanoliter volumes of tear samples, using inexpensive hardware.  Historically, eye care researchers have relied on expensive instruments to perform tear biomarker analysis. In addition to their cost, these conventional systems are slow, highly variable in their measurement readings and not categorized as waived by the FDA under regulations promulgated under the Clinical Laboratory Improvement Amendments, or CLIA.

The TearLab™ test for DED will require the development of the following three components:  (1) the TearLab™ disposable, which is a single-use microfluidic labcard; (2) the TearLab™ pen, which is a hand-held device that interfaces with the TearLab™ disposable; and (3) the TearLab™ reader, which is a small desktop unit that allows for the docking of the TearLab™ disposable and the TearLab™ pen and provides a quantitative reading for the operator.  OcuSense is currently engaged in industrial, electrical and software design efforts for the three components of the TearLab™ test for DED and, to these ends, is working with two engineering partners, both based in Melbourne, Australia, one of which is a leader in biomedical instrument development and the other of which is a leader in customized microfluidics.

OcuSense’s objective is to complete product development of the TearLab™ test for DED during the first half of 2008. Following the completion of product development and subsequent clinical trials, OcuSense intends to seek a 510(k) clearance and a CLIA waiver from the FDA for the TearLab™ test for DED. Currently, it anticipates seeking the 510(k) clearance during the latter half of 2008 and the CLIA waiver during the latter half of 2009. In addition, OcuSense intends to seek CE Mark approval for the TearLab™ test for DED during the latter half of 2008.

OccuLogix acquired its 50.1% ownership stake, on a fully diluted basis, in OcuSense for an aggregate purchase price of up to $8,000,000. Pursuant to the Series A Preferred Stock Purchase Agreement, dated as of November 30, 2006, by and among OcuSense and the Company (which agreement was amended subsequently on October 29, 2007), or the OcuSense Stock Purchase Agreement, the Company purchased 1,754,589 shares of OcuSense’s Series A Preferred Stock, par value $0.001 per share. The Company paid $2,000,000 of the purchase price on the closing of the purchase and made another $2,000,000 payment on January 3, 2007. A third $2,000,000 payment was made in June 2007 upon the attainment by OcuSense of the first of two pre-defined milestones, and the last $2,000,000 installment of the purchase price will become due and payable upon the attainment by OcuSense of the second of these two pre-defined milestones, being the successful production and testing of Beta Lab Cards for Osmolarity and the Beta Reader for Osmolarity, or the TearLab™ disposable and the TearLab™ reader, respectively. We anticipate that OcuSense will attain this second milestone during the first half of 2008.

The OcuSense Stock Purchase Agreement provides for an ability on the part of the Company to increase its ownership interest in OcuSense for nominal consideration if OcuSense fails to meet certain other milestones by specified dates. In addition, pursuant to the OcuSense Stock Purchase Agreement, the Company has agreed to purchase $3,000,000 of shares of OcuSense’s Series B Preferred Stock upon OcuSense’s receipt from the FDA, if any, of 510(k) clearance for the TearLab™ test for DED and to purchase another $3,000,000 of shares of OcuSense’s Series B Preferred Stock upon OcuSense’s receipt from the FDA, if any, of a CLIA waiver for the TearLab™ test for DED.

Current Situation

With the suspension of the Company’s RHEO™ System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company’s disposition of SOLX, the Company no longer has any operating business. Its major asset is its 50.1% ownership stake, on a fully diluted basis, in OcuSense.

On October 9, 2007, we announced that our Board of Directors, or the Board, had authorized management and the Company’s advisors to explore the full range of strategic alternatives available to enhance shareholder value. These alternatives may include, but are not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of OccuLogix. In making the announcement, the Company stated that there can be no assurance that the exploration of strategic alternatives will result in a transaction. To date, we have not disclosed, nor do we intend to disclose, developments with respect to our exploration of strategic alternatives unless and until the Board, has approved a specific transaction.

For some time prior to the October 9, 2007 announcement, the Company had been seeking to raise additional capital, with the objective of securing funding sufficient to sustain its operations as it has been clear that, unless we were able to raise additional capital, the Company would not have had sufficient cash to support its operations beyond early 2008. The Board’s decisions to suspend the Company’s RHEO™ System clinical development program and to dispose of SOLX were made and implemented in order to conserve as much cash as possible while the Company continues its capital-raising efforts.

On January 9, 2008, we announced the departure, or pending departure, of seven members of our executive team and, commencing on February 1, 2008, a 50% reduction in the salary of each of Elias Vamvakas, our Chairman and Chief Executive Officer, and Tom Reeves, our President and Chief Operating Officer. By January 31, 2008, a total of 12 non-executive employees of the Company left the Company’s employment.

On February 19, 2008, we announced that the Company secured a bridge loan in an aggregate principal amount of $3,000,000 from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The repayment of the loan is secured by a pledge by the Company of its shares of the capital stock of OcuSense.

Under the terms of the loan agreement, the Company has two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan. Under the first pre-payment option, the Company may repay the loan in full by paying the lenders, in cash, the amount of outstanding principal and accrued interest and issuing to the lenders five-year warrants in an aggregate amount equal to approximately 19.9% of the issued and outstanding shares of the Company’s common stock (but not to exceed 20% of the issued and outstanding shares of the Company’s common stock). The warrants would be exercisable into shares of the Company’s common stock at an exercise price of $0.10 per share and would not become exercisable until the 180th day following their issuance. Under the second pre-payment option, provided that the Company has closed a private placement of shares of its common stock for aggregate gross proceeds of at least $4,000,000, the Company may repay the loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors. Any exercise by the Company of the second pre-payment option would be subject to stockholder and regulatory approval.

Currently, we anticipate that the net proceeds of the loan, together with the Company’s other cash and cash-equivalents, will be sufficient to sustain the Company’s operations only until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008).

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

  Relationship with TLC Vision Corporation

TLC Vision Corporation, or TLC Vision, beneficially owns approximately 32.8% of our outstanding common stock, or 28.9% on a fully diluted basis. Elias Vamvakas, formerly a director of TLC Vision and its past Chairman and CEO, became our Chairman in 2003 and is also our CEO. In addition, one of our other directors, Richard L. Lindstrom, is also a director of TLC Vision. One of our other directors, Thomas N. Davidson, also was a director of TLC Vision until December 2007. Mr. Vamvakas beneficially owns 1,041,795 common shares of TLC Vision, representing approximately 2.08% of TLC Vision’s outstanding shares. Mr. Davidson beneficially owns 67,127 common shares of TLC Vision, representing approximately 0.14% of TLC Vision’s outstanding shares, and Dr. Lindstrom beneficially owns 29,500 common shares of TLC Vision, representing approximately 0.06% of TLC Vision’s outstanding shares.

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

On December 31, 2005, OccuLogix, L.P. transferred all of its assets and liabilities, including the licensed patent, trademark and know-how rights and the licensed distribution and marketing rights for the RHEO™ System, to our then newly incorporated subsidiary, OccuLogix Canada Corp. We completed the wind-up of OccuLogix, L.P. on February 6, 2006. Whatever residual value exists with respect to the RHEO™ System resides solely in OccuLogix Canada Corp.

On June 22, 2007, TLC Vision sold 1,904,762 shares of OccuLogix’s common stock to JEGC OCC Corp., or JEGC. JEGC is owned by Greybrook Corporation, a private equity firm controlled by Mr. Vamvakas, and by Jefferson Equicorp Ltd., a private equity firm controlled by David Folk, Managing General Partner of Jefferson Partners.

  Other Major Relationships

The components of the RHEO™ System were developed by our suppliers, Diamed and Asahi Medical.

Prior to the Company’s acquisition of SOLX, Doug P. Adams served as the President and Chief Executive Officer of SOLX and was a significant stockholder of SOLX. Between September 1, 2006, the closing date of the acquisition, and December 19, 2007, the closing date of OccuLogix’s sale of SOLX to Solx Acquisition, Mr. Adams served as an executive officer of the OccuLogix. OccuLogix paid Mr. Adams a total of $1,615,930 and issued to him 1,309,329 shares of our common stock in consideration of his proportionate share of the purchase price of SOLX. Until the assumption, on December 19, 2007, by Solx Acquisition of OccuLogix’s obligation to pay $5,000,000 to the former stockholders of SOLX on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX, Mr. Adams was owed $1,024,263 by OccuLogix in consideration of his proportionate share of the outstanding balance of the purchase price of SOLX.

In addition, in connection with the Company’s acquisition of SOLX, OccuLogix paid Peter M. Adams, Doug P. Adams’ brother, a total of $371,095 and issued to him and his spouse an aggregate of 300,452 shares of our common stock in consideration of his proportionate share of the purchase price of SOLX. Until the assumption, on December 19, 2007, by Solx Acquisition of OccuLogix’s obligation to pay $5,000,000 to the former stockholders of SOLX on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX, OccuLogix owed Mr. Adams $236,917 in consideration of his proportionate share of the outstanding balance of the purchase price of SOLX.

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

On December 19, 2007, we sold SOLX to Solx Acquisition, Inc., a company wholly owned by Doug P. Adams. The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of:  (i) on December 19, 2007, the closing date of the sale, the assumption by Solx Acquisition of all of the liabilities of OccuLogix, as they related to SOLX’s business, incurred on or after December 1, 2007, and OccuLogix’s obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by Solx Acquisition of all of the expenses that OccuLogix had paid to the closing date, as they related to SOLX’s business during the period commencing on December 1, 2007; (iii) during the period commencing on the closing date and ending on the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which Solx achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 5% of the worldwide net sales of these products. In order to secure the obligation of Solx Acquisition to make these royalty payments, SOLX granted to OccuLogix a subordinated security interest in certain of its intellectual property.

Marchant Securities Inc., or Marchant, a firm indirectly beneficially owned as to approximately 32% by Mr. Vamvakas and members of his family, introduced the Company to the lenders of the $3,000,000 aggregate principal amount bridge loan that the Company secured and announced on February 19, 2008. For such service, Marchant will be paid a commission of $180,000, being 6% of the aggregate principal amount of the loan. Subject to obtaining any and all requisite stockholder and regulatory approvals, half of the commission will be paid to Marchant in the form of equity securities of the Company.

Industry (OcuSense)

Point-of-care Testing and Dry Eye Disease, or DED

The global market for point-of-care testing is currently $4.5 billion annually or 15% of the $30 billion global market for in-vitro diagnostic products. Approximately 75% of all laboratory tests today are performed at centralized clinical laboratories. However, there is an increasing frequency of diagnostic testing being performed at the point-of-care due to several factors, including a need for rapid testing in acute care situations, the benefits of patient monitoring and disease management, streamlining therapeutic decision making and the overall trend toward personalized medicine. Advances in biodetection technologies that can simplify and accelerate the rate of performing complex diagnostic tests at the point-of-care, and that are reimbursed, will drive utilization and overall point-of-care testing market growth.

OcuSense’s first product, currently under development, is the TearLab™ test for DED which is a test that can be performed at the point-of-care for the measurement of osmolarity, a quantitative and highly specific biomarker that has shown to correlate with DED. There are estimated to be more than 30 million people with DED in the U.S. alone, and this condition is estimated to account for up to one-third of all visits to U.S. doctors.

Each time a person blinks, his or her eyes are resurfaced with a thin layer of a complex fluid known as the tear film. The tear film works to protect eyes from the outside world. Bacteria, viruses, sand, freezing winds and salt water will not damage eyes when the tear film is intact. However, when compromised, a deficient tear film can be an exceedingly painful and disruptive experience. The tear film consists of three components:  (i) an innermost mucin layer (produced by the surface cells); (ii) the aqueous layer (the water in tears, produced by the lacrimal gland); and (iii) an oily lipid layer which limits evaporation of the tears (produced by the meibomian glands, located at the margins of the eyelids). The apparatus of the ocular surface forms an integrated unit. When working correctly, the tear film presents a smooth optical surface essential for clear vision and proper immunity. However, when the tear film is disrupted, it leads to the condition known as DED.

DED is often seen as a result of aging, diabetes, prostate cancer therapy, HIV, autoimmune diseases such as Sjögren’s syndrome and rheumatoid arthritis, LASIK surgery, contact lens wear and menopause and as a side effect of hormone replacement therapy. Numerous commonly prescribed and over-the-counter medications also can cause, or contribute to, the manifestation of DED.

As an individual’s lacrimal glands deteriorate with age or disease, the quantity of tears is drastically reduced, resulting in an aqueous deficiency. Other forms of DED are linked to meibomian gland (lid) dysfunction, where a patient’s tears evaporate so quickly that he or she is unable to retain any moisture on the surface of his or her eye. The end effect in both cases, aqueous deficiency and evaporative dry eye, is a very debilitating condition that results in pain, decreased vision and, in severe cases, even blindness. Consequently, DED has a significant negative impact on one’s quality of life.

There are approximately 15 million Americans who suffer from contact lens-induced DED, and 10-15% of these patients revert to frame wear annually due to dryness and discomfort. There are approximately 1.2 million LASIK procedures performed in the U.S each year, and about 50% of patients experience DED post-operatively. Osmolarity testing could provide optometrists with a tool to identify patients at risk for dropping out of contact lens wear early in disease progression so that they may be treated, and osmolarity testing could be an invaluable pre-operative screen used to determine which LASIK patients should be treated prior to surgery in order to improve post-operative outcomes.

Diagnostic Alternatives for DED

Existing diagnostic assays are highly subjective, do not correlate well with symptoms, are invasive for patients and may require up to an hour of operator time to perform. All of these factors have constrained the diagnosis and treatment of the DED patient population. As physicians have not had access to objective, quantitative diagnostic assays that correlate well with symptoms and disease pathogenesis, it has been difficult for them to differentiate DED symptoms from other eye diseases that present with very similar symptoms, such as non-infectious ocular allergies or infectious bacterial or viral diseases. To treat DED effectively and to mitigate the emotional and physical effects of this disease, it will be critical to equip physicians with objective, quantitative measurements of disease pathogenesis so they can determine more accurately the most efficacious treatments for their patients.

DED presents itself as an increase in the salt concentration of the tear film. For approximately 50 years, studies have shown that tear film osmolarity is an ideal clinical marker for diagnosing DED, because it provides an objective, quantitative measurement of disease pathogenesis. Moreover, measuring osmolarity could serve as an effective disease management tool by providing physicians with an ability to personalize therapeutic intervention and to track patient outcomes quantitatively. However, measuring tear biomarkers, such as osmolarity, at the point-of-care requires a reduction in sample volume to the nanoliter scale in order to mitigate the risk of reflex tearing, which results in a dilution of the tear sample and a variability in the test results. Moreover, a point-of-care system in the U.S. market most likely would require a CLIA waiver classification in order to gain broad market adoption since most U.S. eye care practitioners do not possess CLIA certification for their offices. In order to be given CLIA waiver classification, the user interface of the test would have to be extremely simple in order to minimize the likelihood of operator error and the risk of harm to the patient. Conventional technologies for the measurement of osmolarity are not suitable for the point-of-care market as they are too expensive, too complex for CLIA waiver classification and unable to measure precisely tear film osmolarity in nanoliter sample volumes. OcuSense is striving to meet the needs of the point-of-care market with the TearLab™ test for DED.

Existing osmometry technologies have proven unable to measure consistently tear samples in the low nanoliter range, which has presented a critical barrier to their entry into the DED diagnostic markets. In addition, these instruments are not particularly suitable for use in a physician’s office, since they require continual calibration, cleaning and maintenance. Existing osmometers currently are marketed primarily to reference and hospital laboratories for the measurement of osmolarity in blood, urine and other serum samples.

OcuSense’s Product

OcuSense’s first product, the TearLab™ test for DED, which is currently under development, is an integrated testing system comprised of:  (1) the TearLab™ disposable, which is a single-use microfluidic labcard; (2) the TearLab™ pen, which is a hand-held device that interfaces with the TearLab™ disposable; and (3) the TearLab™ reader, which is a small desktop unit that allows for the docking of the TearLab™ disposable and the TearLab™ pen and provides a quantitative reading for the operator. The anticipated innovation of the TearLab™ test for DED will be its ability to measure precisely and rapidly, and inexpensively, certain biomarkers in nanoliter volumes of tear samples. Current in-lab testing technologies require a minimum of one microliter volume tear film sample, or approximately 10 to 100 times more than the tear film volume typically available before reflex tearing occurs.

The operator of the TearLab™ test for DED, most likely a technician, will collect the tear sample from the patient’s eye in the TearLab™ disposable, using the TearLab™ pen, and then place the TearLab™ disposable into the TearLab™ reader. The TearLab™ reader then will display an osmolarity reading to the operator. Following the completion of the test, the TearLab™ disposable will be discarded and a new TearLab™ disposable will be readied for the next test. The entire process, from sample to answer, should require approximately two minutes or less to complete.

OcuSense is currently engaged in industrial, electrical and software design efforts for the three components of the TearLab™ test for DED and, to these ends, is working with two engineering partners, both based in Melbourne, Australia, one of which is a leader in biomedical instrument development and the other of which is a leader in customized microfluidics. In June 2007, OcuSense successfully produced and tested Alpha prototypes of the TearLab™ disposable, pen and reader in order to demonstrate the viability of the integrated system. OcuSense is working to achieve the successful production and testing of Beta prototypes of the TearLab™ disposable, pen and reader in order to validate system performance further and to prepare for commercial manufacturing. We anticipate that this milestone will be attained during the first half 2008.

OcuSense’s objective is to complete product development of the TearLab™ test for DED during the first half of 2008. Following the completion of product development and subsequent clinical trials, OcuSense intends to seek a 510(k) clearance and a CLIA waiver from the FDA for the TearLab™ test for DED. Currently, it anticipates seeking the 510(k) clearance during the latter half of 2008 and the CLIA waiver during the latter half of 2009. In addition, OcuSense intends to seek CE Mark approval for the TearLab™ test for DED during the latter half of 2008.

In December 2007, OcuSense entered into a research agreement with a large ophthalmic company, pursuant to which that company is sponsoring OcuSense’s clinical studies of the TearLab™ test for DED. Pursuant to this research agreement, that company has paid for the future acquisition of a number of units of the beta version of the TearLab™ test for DED and has secured limited exclusive access to the beta version of the TearLab™ test for DED until OcuSense obtains a 510(k) clearance for it from the FDA.

Competition (OcuSense)

To date, OcuSense has identified one emerging technology that claims to be able to measure the osmolarity of nanoliter tear samples. This technology is being developed at the Aborn Eye Clinic in New York. Based on patent claims, it would appear that this technology uses surface plasmon resonance, an optical technology, to measure tear film osmolarity.

As there are no commercially available instruments to measure tear film osmolarity at the point-of-care, OcuSense views existing DED diagnostic tests, such as the Schirmer Test and ocular surface staining, as its primary source of competition.

Tear film break-up time, or TBUT, is another assay meant as an indication of tear film stability.  However, it is subjective, requires a physician to instill a carefully controlled amount of fluorescein dye into the eye and requires a stopwatch to determine the endpoint. TBUT has been shown to be unreliable as a determinant of DED since shortened TBUT doesn’t always correlate well with other signs or symptoms.

Tests like impression cytology and corneal staining, although indicative of relatively late stage phenomena in DED, are subjective, qualitative and generally don’t correlate to disease pathogenesis.  The Schirmer Test is an imprecise marker of tear function since its diagnostic results vary significantly.

Although, at the present time, there does not appear to be a direct competitor to the TearLab™ test for DED, many industry participants have much greater resources than OcuSense has, thus enabling them, among other things, to make greater research and development investments, and to make more significant investments in marketing, promotion and sales, than OcuSense is capable of right now or will be capable of during the foreseeable future.

Patents and Proprietary Rights (OcuSense)

OcuSense owns or has exclusive licenses to five U.S. patents relating to the TearLab™ test for DED and related technology and processes and has applied for a number of other patents in the United States and other jurisdictions.

OcuSense intends to rely on know-how, continuing technological innovation and in-licensing opportunities to develop further its proprietary position. OcuSense’s ability to obtain intellectual property protection for the TearLab™ test for DED and related technology and processes, and its ability to operate without infringing the intellectual property rights of others and to prevent others from infringing its intellectual property rights, will have a substantial impact on its ability to succeed in its business. Although OcuSense intends to seek to protect its proprietary position by, among other methods, continuing to file patent applications, the patent position of companies like OcuSense is generally uncertain and involves complex legal and factual questions. OcuSense’s ability to maintain and solidify a proprietary position for its technology will depend on its success in obtaining effective claims and enforcing those claims once granted. Neither OcuSense nor we know whether any part of its patent applications will result in the issuance of any patents. Its issued patents or those that may issue in the future, or those licensed to OcuSense, may be challenged, invalidated or circumvented, which could limit OcuSense’s ability to stop would-be competitors from marketing tests identical to the TearLab™ test for DED.

In addition to patent protection, OcuSense has registered the TearLab™ trademark in the U.S.

Government Regulation

Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of OcuSense’s product, which is a medical device. In the United States, the FDA regulates medical devices under the Federal Food, Drug, and Cosmetic Act and implementing regulations. Failure to comply with the applicable FDA requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, administrative fines and/or criminal prosecution.

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

There are two review procedures by which medical devices can receive clearance or approval. Some products may qualify for clearance under a Section 510(k) procedure, in which the manufacturer provides a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product, that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than does a legally marketed device. In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding substantial equivalence.

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

The TearLab™ test for DED is a Class I, non-exempt device and qualifies for the 510(k) procedure.

CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of in vitro diagnostic tests:  (1) waiver; (2) moderately complex; and (3) highly complex. The standards applicable to a clinical laboratory depend on the level of diagnostic tests it performs. A CLIA waiver is available to clinical laboratory test systems if they meet certain requirements established by the statute. Waived tests are simple laboratory examinations and procedures employing methodologies that are so simple and accurate as to render the likelihood of erroneous results negligible or to pose no reasonable risk of harm to patients if the examinations or procedures are performed incorrectly. These tests are waived from regulatory oversight of the user other than the requirement to follow the manufacturer’s labeling and directions for use.

We cannot be sure of when, or whether, OcuSense will be successful in obtaining a 510(k) clearance or a CLIA waiver for the TearLab™ test for DED.

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

Employees

On December 31, 2007, we had 24 full-time employees. Of our full-time workforce at that time, 12 employees were engaged in clinical trial activities and 12 were engaged in business development, finance and administration. With the suspension of the Company’s RHEO System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company’s disposition of SOLX, the Company has reduced its workforce considerably. At the present time, we have 7 full-time employees. However, we continue to retain outside consultants, some of whom are our former employees. None of our employees are covered by collective bargaining arrangements, and our management considers its relationship with our employees to be good.

We continue to rely on the resources of one of our major stockholders, TLC Vision, to provide us with infrastructure support.

Risk Factors

Risks Relating to Our Business

Our financial condition and history of losses have caused our auditors to express doubt as to whether we will be able to continue as a going concern.

We have prepared our consolidated financial statements on the basis that we will continue as a going concern. However, the Company has sustained substantial losses for each of the years ended December 31, 2007, 2006 and 2005. The Company’s working capital deficiency at December 31, 2007 is $996,862, which represents a $14,535,888 reduction in its working capital of $13,539,026 at December 31, 2006. As a result of the Company’s history of losses and current financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company realized gross proceeds of $10,016,000 (less transaction costs of $871,215) on February 6, 2007 from the private placement of shares of its common stock and warrants. Management believed that these proceeds, together with the Company’s then existing cash, would be only sufficient to cover its operating activity and other demands until early 2008. On February 19, 2008, the Company secured a bridge loan in an aggregate principal amount of $3,000,000 from a number of private parties and, taking into account transactions costs of approximately $200,000, realized net proceeds of approximately $2,800,000. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The repayment of the loan is secured by a pledge by OccuLogix of its shares of the capital stock of OcuSense. Management believes that these net proceeds, together with the Company’s existing cash and cash-equivalents, will be sufficient to cover its operating activities and other demands only until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008).

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

We have incurred losses in each year since our inception in 1996. Our net loss for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003 was $68.1 million, $82.2 million, $162.8 million, $21.8 million and $2.5 million, respectively. The losses in 2007, 2006 and 2005 include a charge for impairment of goodwill of $14.4 million, $65.9 million and $147.5 million, respectively. As of December 31, 2007, we had an accumulated deficit of $356.6 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We remain indebted to OcuSense in an aggregate amount of $2 million for the outstanding portion of the purchase price of the capital stock of OcuSense that we acquired on November 30, 2006. Currently, we anticipate that that amount will become due and payable during the first half of 2008. Furthermore, we are legally committed to make an additional equity investment of $3 million upon receipt, if any, from the FDA of a 510(k) clearance for the TearLab™ test for DED and another additional equity investment of $3 million upon receipt, if any, from the FDA of a CLIA waiver for the TearLab™ test for DED. Because of the numerous risks and uncertainties facing us, we are unable to predict the extent of any future losses or when we will become profitable, if ever, or even if we will be able to continue as a going concern.

We may not be able to raise the capital necessary to fund our operations.

Since inception, we have funded our operations through early private placements of our equity and debt securities, early stage revenues, a successful initial public offering, or IPO, a private placement of shares of our common stock and warrants on February 6, 2007 and, most recently, on February 19, 2008, a bridge loan. Prior to the IPO, our cash resources were limited. We will need additional capital in the future, and our prospects for obtaining it are uncertain. On October 9, 2007, we announced that the Board had authorized management and the Company’s advisors to explore the full range of strategic alternatives available to enhance shareholder value, including, but not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of the Company. For some time prior to the October 9, 2007 announcement, the Company had been seeking to raise additional capital, with the objective of securing funding sufficient to sustain its operations as it had been clear that, unless we were able to raise additional capital, the Company would not have had sufficient cash to support its operations beyond early 2008. Although the Company secured a bridge loan in an aggregate principal amount of $3,000,000 from a number of private parties on February 19, 2008, management believes that these net proceeds, together with the Company’s existing cash and cash-equivalents, will be sufficient to cover its operating activities and other demands only until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008). Additional capital may not be available on terms favorable to us, or at all. In addition, future financings could result in significant dilution of existing stockholders. However, unless we succeed in raising additional capital, we will be unable to continue our operations. See “Risk Factors—Risks Relating to Our Business—Our financial condition and history of losses have caused our auditors to express doubt as to whether we will be able to continue as a going concern.”

We no longer operate any business.

With the suspension of the Company’s RHEO™ System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company’s disposition of SOLX, the Company no longer has any operating business. Its major asset is its 50.1% ownership stake, on a fully diluted basis, in OcuSense. Accordingly, unless we acquire other businesses (which, in light of the Company’s financial condition, is unlikely to occur), our ability to generate any revenues will be dependent almost entirely upon the success of OcuSense.

The Company’s major asset is encumbered.

The repayment of the bridge loan, in the aggregate principal amount of $3,000,000, which the Company secured on February 19, 2008 from a number of private parties, is secured by a pledge by OccuLogix of its shares of the capital stock of OcuSense. If the Company fails to repay this loan and accrued interest by the loan’s maturity date, which will occur on the 180th day following February 19, 2008 or, under certain circumstances, the 270th day following February 19, 2008, the lenders may realize upon their collateral and seize OccuLogix’s shares of the capital of OcuSense, thus causing the Company to lose its major asset. Accordingly, the Company may lose its major asset unless it succeeds in raising additional capital in an amount sufficient to repay the loan and accrued interest by the loan’s maturity date—which the Company is permitted to do through a sale of the collateral, provided that the sale generates proceeds in an amount sufficient to repay the loan and accrued interest if full.

The $3,000,000 aggregate principal amount bridge loan represents a significant dilution risk for existing stockholders.

Under the terms of the loan agreement pursuant to which the Company secured a bridge loan, in the aggregate principal amount of $3,000,000, on February 19, 2008 from a number of private parties, the Company has two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan. Under the first pre-payment option, the Company may repay the loan in full by paying the lenders, in cash, the amount of outstanding principal and accrued interest and issuing to the lenders five-year warrants in an aggregate amount equal to approximately 19.9% of the issued and outstanding shares of the Company’s common stock (but not to exceed 20% of the issued and outstanding shares of the Company’s common stock). The warrants would be exercisable into shares of the Company’s common stock at an exercise price of $0.10 per share and would not become exercisable until the 180th day following their issuance. Under the second pre-payment option, provided that the Company has closed a private placement of shares of its common stock for aggregate gross proceeds of at least $4,000,000, the Company may repay the loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors. An exercise by the Company of either pre-payment option will result in significant dilution of the holdings of existing stockholders. Any exercise by the Company of the second pre-payment option would be subject to stockholder and regulatory approval.

OcuSense will face challenges in bringing the TearLab™ test for DED to market and may not succeed in executing its business plan.

At the present time, OcuSense is relying almost entirely on OccuLogix to fund its business. Following the payment by OccuLogix of $2,000,000 upon OcuSense’s successful production and testing of the beta version of the TearLab™ test for DED, there can be no assurance that OccuLogix will be a reliable source of future funding for OcuSense, notwithstanding its agreement to purchase $3,000,000 of shares of OcuSense’s Series B Preferred Stock upon OcuSense’s receipt from the FDA, if any, of 510(k) clearance for the TearLab™ test for DED and to purchase another $3,000,000 of shares of OcuSense’s Series B Preferred Stock upon OcuSense’s receipt from the FDA, if any, of a CLIA waiver for the TearLab™ test for DED.

There are numerous risks and uncertainties inherent in the development of new medical technologies. In addition to OcuSense’s eventual requirement for additional capital, OcuSense’s ability to bring the TearLab™ test for DED to market and to execute its business plan successfully is subject to the following risks, among others:

•
OcuSense’s clinical trials may not succeed. Clinical testing is expensive and can take longer than originally anticipated. The outcomes of clinical trials are uncertain, and failure can occur at any stage of the testing. OcuSense could encounter unexpected problems, which could result in a delay in the submission of its applications for the sought-after FDA approvals or prevent their submission altogether.

•
OcuSense may not receive either the 510(k) clearance or the CLIA waiver for the TearLab™ test for DED that it will be seeking from the FDA, in which case OcuSense’s ability to market the TearLab™ test for DED in the United States will be hindered severely, if not eliminated altogether.

•
OcuSense and its suppliers will be subject to numerous FDA requirements covering the design, testing, manufacturing, quality control, labeling, advertising, promotion and export of the TearLab™ test for DED and other matters. If OcuSense or its suppliers fail to comply with these regulatory requirements, the TearLab™ System could be subject to restrictions or withdrawals from the market and OcuSense could become subject to penalties.

•
Even if it succeeds in obtaining the sought-after FDA approvals, OcuSense may be unable to commercialize the TearLab™ test for DED successfully in the United States. Successful commercialization will depend on a number of factors, including, among other things, achieving widespread acceptance of the TearLab™ test for DED among physicians, establishing adequate sales and marketing capabilities, addressing competition effectively, the ability to obtain and enforce patents to protect proprietary rights from use by would-be competitors, key personnel retention and ensuring sufficient manufacturing capacity and inventory to support commercialization plans.

OcuSense’s patents may not be valid, and OcuSense may not be able to obtain and enforce patents to protect its proprietary rights from use by would-be competitors. Patents of other companies could require OcuSense to stop using or pay to use required technology.

OcuSense’s owned and licensed patents may not be valid, and it may not be able to obtain and enforce patents and to maintain trade secret protection for its technology. The extent to which OcuSense is unable to do so could materially harm its business.

OcuSense has applied for, and intends to continue to apply for, patents relating to the TearLab™ test for DED and related technology and processes. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide adequate protection from competition. Furthermore, it is possible that patents issued or licensed to OcuSense may be challenged successfully. In that event, if OcuSense has a preferred competitive position because of any such patents, any preferred position held by OcuSense would be lost. If OcuSense is unable to secure or to continue to maintain a preferred position, the TearLab™ test for DED could become subject to competition from the sale of generic products.

Patents issued or licensed to OcuSense may be infringed by the products or processes of others. The cost of enforcing patent rights against infringers, if such enforcement is required, could be significant and the time demands could interfere with OcuSense’s normal operations. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical, biotechnology and medical technology industries. OcuSense could become a party to patent litigation and other proceedings. The cost to it of any patent litigation, even if resolved in its favor, could be substantial. Some of OcuSense’s would-be competitors may be able to sustain the costs of such litigation more effectively than it can because of their substantially greater financial resources. Litigation may also absorb significant management time.

Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to OcuSense’s future scientific and commercial success. Although it attempts to, and will continue to attempt to, protect its proprietary information through reliance on trade secret laws and the use of confidentiality agreements with corporate partners, collaborators, employees and consultants and other appropriate means, these measures may not effectively prevent disclosure of OcuSense’s proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information.

Certain of OcuSense’s patent rights are licensed to it by third parties. If OcuSense fails to comply with the terms of these license agreements, its rights to those patents may be terminated, and OcuSense will be unable to conduct its business.

It is possible that a court may find OcuSense to be infringing upon validly issued patents of third parties. In that event, in addition to the cost of defending the underlying suit for infringement, OcuSense may have to pay license fees and/or damages and may be enjoined from conducting certain activities. Obtaining licenses under third-party patents can be costly, and such licenses may not be available at all.

Our common stock may be delisted from The Nasdaq Global Market.

On September 18, 2007, OccuLogix received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, for the previous 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(e)(5), or the Minimum Bid Price Rule. Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company was provided 180 calendar days, or until March 17, 2008, to regain compliance. The Nasdaq letter stated that, if, at any time before March 17, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that it has achieved compliance with the Minimum Bid Price Rule. The Nasdaq letter also stated that, if the Company does not regain compliance with the Minimum Bid Price Rule by March 17, 2008, Nasdaq staff will provide written notification that the Company’s securities will be delisted, at which time the Company may appeal the Nasdaq staff’s determination to delist its securities to a Nasdaq Listing Qualifications Panel.

On February 1, 2008, OccuLogix received a letter from Nasdaq indicating that, for the previous 30 consecutive trading days, the Company’s common stock did not maintain a minimum market value of publicly held shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2), or the MVPHS Rule. Therefore, in accordance with Marketplace Rule 4450(e)(1), the Company was provided 90 calendar days, or until May 1, 2008, to regain compliance. The Nasdaq letter stated that, if at any time before May 1, 2008, the minimum market value of publicly held shares of the Company’s common stock is $5,000,000 or greater for a minimum of ten consecutive trading days, Nasdaq staff will provide written notification that the Company complies with the MVPHS Rule. The Nasdaq letter also stated that, if the Company does not regain compliance with the MVPHS Rule by May 1, 2008, Nasdaq staff will provide written notification that the Company’s securities will be delisted, at which time the Company may appeal the Nasdaq staff’s determination to delist its securities to a Nasdaq Listing Qualifications Panel.

The Company will not have become compliant with the Minimum Bid Price Rule by March 17, 2008. Although we intend to appeal any determination by Nasdaq staff to delist our common stock to a Nasdaq Listing Qualifications Panel, we may not be successful in our appeal, in which case our common stock may be transferred to The Nasdaq Capital Market or be delisted altogether. Should either occur, existing stockholders will suffer decreased liquidity.

OcuSense and we may face future product liability claims.

The testing, manufacturing, marketing and sale of therapeutic and diagnostic products entail significant inherent risks of allegations of product liability. Our past use of the RHEO™ System and the components of the SOLX Glaucoma System in clinical trials and the commercial sale of those products may have exposed us to potential liability claims. OcuSense’s future use of the TearLab™ test for DED and its commercial sale could expose it to liability claims also. All of such claims might be made directly by patients, health care providers or others selling the products. We carry clinical trials and product liability insurance to cover certain claims that could arise, or that could have arisen, during our clinical trials or during the commercial use of our products. We currently maintain clinical trials and product liability insurance with coverage limits of $5,000,000 in the aggregate annually. Such coverage, and any coverage obtained in the future, may be inadequate to protect OcuSense or us in the event of successful product liability claims, and neither OcuSense nor we may be able to increase the amount of such insurance coverage or even renew it. A successful product liability claim could materially harm our business. In addition, substantial, complex or extended litigation could result in the incurrence of large expenditures and the diversion of significant resources.

For as long as TLC Vision owns a substantial portion of our common stock, our other stockholders may be effectively unable to affect the outcome of stockholder voting.

 TLC Vision beneficially owns approximately 32.8% of our outstanding common stock, or 28.9% on a fully diluted basis. Accordingly, TLC Vision, in conjunction with other stockholders, could possess an effective controlling vote on matters submitted to a vote of the holders of our common stock.

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

Conflicts of interest may arise between us and TLC Vision, which, until December 2007, had two directors on our board and currently has one director on our board. Our Chief Executive Officer and Chairman served as Chairman of TLC Vision until June 2006.

TLC Vision beneficially owns approximately 32.8% of our outstanding common stock, or 28.9% on a fully diluted basis. Our director, Richard Lindstrom, is also a director of TLC Vision. Until June 2007 and December 2007, respectively, our directors, Elias Vamvakas and Thomas Davidson, also served as directors of TLC Vision. Mr. Vamvakas beneficially owns 1,041,795 common shares of TLC Vision, representing approximately 2.08% of TLC Vision’s outstanding shares. Mr. Davidson beneficially owns 67,127 common shares of TLC Vision, representing approximately 0.14% of TLC Vision’s outstanding shares, and Dr. Lindstrom beneficially owns 29,500 common shares of TLC Vision, representing approximately 0.06% of TLC Vision’s outstanding shares. Because Dr. Lindstrom is a director of TLC Vision, a conflict of interest could arise. Conflicts may arise between TLC Vision and us as a result of our ongoing agreements. We may not be able to resolve all potential conflicts with TLC Vision, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated third party.

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

In December 2004, we moved from our previous headquarters which we subleased from TLC Vision to our current headquarters, which are also in Mississauga. Until January 31, 2006, we subleased our current headquarters from Echo Online Internet, Inc. and, between February 1, 2006 to July 31, 2007, leased them from Penyork Properties III Inc. Since August 1, 2007, we have been leasing them from 2600 Skymark Investments Inc., the successor in interest to Penyork Properties III Inc. The facility presently consists of approximately 6,600 square feet of office space utilized for management personnel. Our current arrangement expires on July 31, 2010. Our current monthly lease obligation for rent for this facility is approximately C$13,283. The future minimum obligation under this lease is C$159,390 for 2008. TLC Vision has advised us that it does not have any ownership interest in our current headquarters.

We also leased space in a facility in Palm Harbor, Florida consisting of 5,020 square feet of space used for warehousing the RHEO™ System components and providing office space for certain members of our clinical trial personnel and John Cornish, who was formerly our Vice President, Operations, and records. The facility consisted of office and working space and an approximately 1,700 square foot warehouse in the back. Our lease on this property expired on December 31, 2007 and has not been renewed. Our monthly lease obligation for rent for this facility was approximately $2,168. The future minimum obligation under this lease is therefore nil for 2008. The landlord under this lease was Cornish Properties, which is owned by Mr. Cornish. Mr. Cornish was also one of our directors from April 1997 to September 2004.

In addition, OcuSense leases office space in facilities owned by parties unrelated to us. The total future minimum obligation under these leases is $40,851 for 2008.

We believe that if our existing facilities are not adequate to meet our business requirements for the near-term, additional space will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS.

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the Company’s 2007 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Equity

Our Common Stock trades on the NASDAQ Global Market (“NASDAQ”) under the symbol “OCCX” and the Toronto Stock Exchange (“TSX”) under the symbol “OC”.

The following table sets forth the range of high and low sales prices per share of our Common Stock on both the NASDAQ and the TSX for the fiscal periods indicated.

	Common Stock Prices
	Fiscal 2007				Fiscal 2006
	High		Low		High		Low
NASDAQ
First Quarter		$1.98		$1.48		$12.85		$3.25
Second Quarter		1.68		0.76		3.70		1.86
Third Quarter		1.20		0.57		2.90		1.56
Fourth Quarter		0.62		0.08		2.68		1.55
TSX
First Quarter	$	C2.35	$	C1.75	$	C14.99	$	C3.76
Second Quarter		1.82		0.90		4.33		2.12
Third Quarter		1.25		0.57		3.00		1.69
Fourth Quarter		0.57		0.07		3.00		1.80

The closing share price for our Common Stock on March 13, 2008 as reported by NASDAQ, was $0.07. The closing share price for our Common Stock on March 13, 2008, as reported by TSX was C$0.08.

As of March 13, 2008, there were approximately 92 stockholders of record of our Common Stock.

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

Unregistered Issuances of Capital Stock

On February 6, 2007, we issued an aggregate of 6,677,333 shares of Common Stock and 2,670,933 five-year stock purchase warrants to certain institutional investors for gross cash proceeds of $10,016,000 (less transaction costs of $871,215). In part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the aforementioned issuances of securities, on February 6, 2007, we also issued 93,483 five-year stock purchase warrants to Cowen and Company, LLC.

On June 25, 2007, we issued an aggregate of 2,250 shares of Common Stock to Carol Jones as a result of the exercise of options to purchase common shares at an exercise price per share of $0.99 in consideration for cash.

Each of the above issuances was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL DATA.

The following tables set forth our selected historical consolidated financial data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 which have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and our consolidated financial statements included on Form S-1 for the years ended December 31, 2004 and 2003. The following tables should be read in conjunction with our financial statements, the related notes thereto and the information contained in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2003	2004	2005(ii)	2006(i)(ii)	2007
	(in thousands except per share amounts)
Consolidated Statements of Operations Data:
Revenue
Revenue from related parties	$390	$732	$81	$—	$—
Revenue from unrelated parties	—	238	1,759	174	92
Total revenue	390	970	1,840	174	92
Cost of goods sold
Cost of goods sold to related parties	373	689	43	—	—
Cost of goods sold to unrelated parties	—	134	3,251	3,429	2,298
Royalty costs	109	135	100	100	100
Gross margin (loss)	(92)	12	(1,554)	(3,355)	(2,306)
Operating expenses
General and administrative	1,565	17,530	8,670	8,407	7,374
Clinical and regulatory	731	3,995	5,168	4,922	8,676
Sales and marketing	—	220	2,165	1,625	1,413
Impairment of goodwill	—	—	147,452	65,946	—
Impairment of intangible asset	—	—	—	—	20,923
Restructuring charges	—	—	—	820	1,313
	2,296	21,745	163,455	81,720	39,699
Other income (expense)	(82)	(110)	1,536	1,544	3,640
Loss from continuing operations before income taxes	(2,470)	(21,843)	(163,473)	(83,531)	(38,365)
Recovery of income taxes	—	24	643	2,888	5,655
Loss from continuing operations	(2,470)	(21,819)	(162,830)	(80,643)	(32,710)
Loss from discontinued operations	—	—	—	(1,542)	(35,429)
Net loss for the year	$(2,470)	$(21,819)	$(162,830)	$(82,185)	$(68,139)
Per Share Data:
Loss from continuing operations per share — basic and diluted	$(0.62)	$(2.96)	$(3.88)	$(1.79)	$(0.58)
Loss from discontinued operations per share — basic and diluted	—	—	—	(0.04)	(0.62)
Net loss per share — basic and diluted	$(0.62)	$(2.96)	$(3.88)	$(1.83)	$(1.20)
Weighted average number of shares used in per share calculations — basic and diluted	3,977	7,370	41,931	44,980	56,628

(i)	The comparative figures for the year ended December 31, 2006 have been reclassified to reflect the effect of discontinued operations.

(ii)
The comparative figures for the years ended December 31, 2006 and 2005 have been corrected to reflect the Company’s accounting for stock options issued to non-employees that were subject to performance conditions.

	As at December 31,

	2003	2004	2005(ii)	2006(i)(ii)	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents of continuing operations	$1,237	$17,531	$9,600	$5,705	$2,236
Cash and cash equivalents of discontinued operations	—	—	—	36	—
Short-term investments	—	42,500	31,663	9,785	—
Working capital (deficiency) of continuing operations	(2,538)	58,073	44,415	13,407	(997)
Working capital (deficiency) of discontinued operations	—	—	—	132	—
Total assets of continuing operations	1,868	301,601	137,806	46,246	9,998
Total assets of discontinued operations	—	—	—	44,158	—
Long-term debt (including current portion due to stockholders)	3,694	517	158	152	33
Other long-term obligations (including amount classified as current portion of other liability)	―	―	―	6,421	—
Total liabilities of continuing operations	4,134	13,502	11,765	16,425	4,099
Total liabilities of discontinued operations	—	—	—	11,574
Minority interest	―	―	―	1,185	—
Common stock	5	42	42	51	57
Series A Convertible Preferred Stock	2	―	―	―	―
Series B Convertible Preferred Stock	1	―	―	―	―
Additional paid-in capital	23,915	336,064	336,836	354,191	362,403
Accumulated deficit	(26,188)	(48,007)	(210,837)	(293,022)	(356,561)
Total stockholders’ equity (deficiency)	(2,266)	288,098	126,041	61,220	5,899

(i)	The balance sheet as at December 31, 2006 has been reclassified to reflect the assets and liabilities of discontinued operations.

(ii)	The comparative figures as at December 31, 2006 and 2005 have been corrected to reflect the Company’s accounting for stock options issued to non-employees that were subject to performance conditions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, included in Item 8 of this Form 10-K. Unless otherwise specified, all dollar amounts are U.S. dollars.

Overview

We are an ophthalmic therapeutic company founded to commercialize innovative treatments for age-related eye diseases. Until recently, the Company operated two business divisions, being Retina and Glaucoma. Until recently, the Company’s Retina division was in the business of developing and commercializing a treatment for dry age-related macular degeneration, or Dry AMD. The Company’s product for Dry AMD, the RHEO™ System contains a pump that circulates blood through two filters and is used to perform the Rheopheresis™ procedure, which is referred to under the Company’s trade name RHEO™ Therapy. The Rheopheresis™ procedure is a blood filtration procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD, the most common form of the disease.

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

In light of the MIRA-1 study results, we also re-evaluated our Pre-market Approval Application, or PMA, submission strategy and then met with representatives of the FDA on June 8, 2006 in order to discuss the impact the MIRA-1 results would have on our PMA to market the RHEO™ System in the United States.  In light of MIRA-1’s failure to meet its primary efficacy endpoint, the FDA advised us that it will require an additional study of the RHEO™ System to be performed.

On January 29, 2007, the Company announced that it had obtained Investigational Device Exemption clearance from the FDA to commence the new pivotal clinical trial of the RHEO™ System, called RHEO-AMD, or Safety and Effectiveness in a Multi-center, Randomized, Sham-controlled Investigation for Dry, Non-exudative Age-Related Macular Degeneration (AMD) Using Rheopheresis.

However, on November 1, 2007, the Company announced the indefinite suspension of its RHEO™ System clinical development program. This decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and in light of the Company’s financial position. Between January 29, 2007 and November 1, 2007, the Company had prepared the RHEO-AMD protocol and had been putting into place all of the resources required for the conduct for the RHEO-AMD study, including the securing of clinical trial site commitments. The Company is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future. Subsequent to our fiscal 2007 year-end, as of February 25, 2008, we have terminated our relationship with Asahi Kasei Kuraray Medical Co., Ltd. (formerly Asahi Kasei Medical Co., Ltd.), or Asahi Medical. Asahi Medical manufactures, and supplied us with, the Rheofilter filter and the Plasmaflo filter, both of which are key components of the RHEO™ System. We also are engaged in discussions with Diamed Medizintechnik GmbH, or Diamed, and MeSys GmbH, or MeSys, regarding the termination of our relationship with each of them.  Diamed is the designer, and MeSys is the manufacturer, of the OctoNova pump, another key component of the RHEO™ System.

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

We considered our announcement of the indefinite suspension of the Company’s RHEO™ System clinical development program for Dry AMD to be a significant event which may affect the carrying value of our intangible assets. This led to an analysis of our intangible assets and resulted in our reporting an impairment charge to intangible assets of $20,923,028 during the third quarter of 2007. We also believe that we may not be able to sell or utilize the components of the RHEO™ System prior to their expiration dates or before the technologies become outdated, as the case may be. Accordingly, we set up a provision for obsolescence of $2,782,494 for treatment sets and OctoNova pumps that are unlikely to be utilized prior to their expiration dates, in the case of treatment sets, or before the technologies become outdated. In addition, we have recorded a reduction to the carrying values of (i) certain of our medical equipment used in the clinical trials of the RHEO™ System of $431,683 and (ii) certain of our patents and trademarks related to the RHEO™ System of $190,873. No other adjustments were made as a result of the November 1, 2007 announcement that impacts the financial results as of December 31, 2007.

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

During the year ended December 31, 2006, we sold a number of treatment sets, with a negotiated discount, to Veris at a price lower than our cost. Accordingly, the price which we charged to Veris, net of a negotiated discount, represents the current net realizable value; therefore, we wrote down the value of our treatment sets by $1,625,000 to reflect their current net realizable value as at December 31, 2006. We also set up an additional provision for obsolescence of $1,679,124 during the year ended December 31, 2006 for treatment sets that will unlikely be utilized prior to their expiration dates. In addition, based on our November 1, 2007 announcement of the indefinite suspension of our RHEO™ System clinical development program, we wrote down the value of our pumps and clinical inventory by $2,790,209 to reflect their current net realizable value as at December 31, 2007.

As at December 31, 2007 and 2006, we had combined inventory reserves of $7,295,545 and $5,101,394, respectively.

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

We entered into a distributorship agreement (the “Distribution Agreement”), effective October 20, 2006, with Asahi Medical. The Distribution Agreement replaced the 2001 distributorship agreement between Asahi Medical and us, as supplemented and amended by the 2003, 2004 and 2005 Memoranda. Pursuant to the Distribution Agreement, we had distributorship rights to Asahi Medical's Plasmaflo filter and Asahi Medical's second generation polysulfone Rheofilter filter on an exclusive basis in the United States, Mexico and certain Caribbean countries, on an exclusive basis in Canada, on an exclusive basis in Colombia, Venezuela, New Zealand, Australia and on a non-exclusive basis in Italy.

On January 28, 2008, the Company disclosed that it was engaged in discussions with Asahi Medical to terminate the Distribution Agreement. Subsequent to our 2007 fiscal year end, the Company and Asahi Medical have entered into a termination agreement to terminate substantially all of their obligations under the Distribution Agreement on and as of February 25, 2008 (the “Termination Agreement”).  Pursuant to the Termination Agreement, the Company and Asahi Medical have agreed to a mutual release of claims relating to the Distribution Agreement, other than any claims relating to certain provisions of the Distribution Agreement which survived its termination.

In anticipation of the delay in the commercialization of the RHEO™ System in the United States as a result of the MIRA-1 study’s failure to meet its primary efficacy endpoint and the FDA’s requirement of us to conduct an additional study of the RHEO™ System, the Company accelerated its diversification plans and, on September 1, 2006, acquired Solx, Inc., or SOLX, for a total purchase price of $29,068,443 which included acquisition-related transaction costs of $851,279. SOLX is a Boston University Photonics Center-incubated company that has developed a system for the treatment of glaucoma, called the SOLX Glaucoma System. The SOLX Glaucoma Treatment System is a next-generation treatment platform designed to reduce intra-ocular pressure, or IOP, without a bleb, thus avoiding its related complications. The SOLX Glaucoma System consists of the SOLX 790 Laser, a titanium sapphire laser used in laser trabeculoplasty procedures, and the SOLX Gold Shunt, a 24-karat gold, ultra-thin drainage device designed to bridge the anterior chamber and the suprachoroidal space in the eye, using the pressure differential that exists naturally in the eye in order to reduce IOP.

On December 20, 2007, we announced the sale of SOLX to Solx Acquisition, Inc., or Solx Acquisition, a company wholly owned by Doug P. Adams, the founder of SOLX and who, until the closing of the sale, had been serving as an executive officer of the Company in the capacity of President & Founder, Glaucoma Division.  The results of operations of SOLX have been included in discontinued operations in the Company’s consolidated statements of operations.

The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of:  (i) on December 19, 2007, the closing date of the sale, the assumption by Solx Acquisition of all of the liabilities of the Company, as they related to SOLX’s business, incurred on or after December 1, 2007, and OccuLogix’s obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by Solx Acquisition of all of the expenses that the Company had paid to the closing date, as they related to SOLX’s business during the period commencing on December 1, 2007; (iii) during the period commencing on the closing date and ending on the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 5% of the worldwide net sales of these products. In order to secure the obligation of Solx Acquisition to make these royalty payments, SOLX granted to OccuLogix a subordinated security interest in certain of its intellectual property. In connection with the sale of SOLX, those employees of the Company, whose roles and responsibilities related mainly to SOLX’s business, ceased to be employees of the Company and became employees of Solx Acquisition or SOLX.

The sale transaction established fair values for the Company’s recorded goodwill and the Company’s shunt and laser technology and regulatory and other intangible assets that had been acquired by the Company upon its acquisition of SOLX on September 1, 2006. Accordingly, management was required to re-assess whether the carrying value of the Company’s shunt and laser technology and regulatory and other intangible assets was recoverable as of December 1, 2007. Based on management’s estimates of undiscounted cash flows associated with these intangible assets, we concluded that the carrying value of these intangible assets was not recoverable as of December 1, 2007. Accordingly, we recorded an impairment charge of $22,286,383 during the year ended December 31, 2007 to record the shunt and laser technology and regulatory and other intangible assets at their fair value as of December 31, 2007

Both the SOLX 790 Laser and the SOLX Gold Shunt are currently the subject of randomized, multi-center clinical trials, the purposes of which are to demonstrate equivalency to the argon laser, in the case of the SOLX 790 Laser, and to the Ahmed Glaucoma Valve manufactured by the New World Medical, Inc., in the case of the SOLX Gold Shunt. The results of these clinical trials will be used in support of applications to the FDA for a 510(k) clearance for each of the SOLX 790 Laser and the SOLX Gold Shunt, the receipt of which, if any, will enable the marketing and sale of these products in the United States.

As part of our diversification plan, on November 30, 2006, we acquired 50.1% of the capital stock of OcuSense, Inc., or OcuSense, measured on a fully diluted basis, for a total purchase price of $4,171,098 which includes acquisition-related transaction costs of $171,098. The Company agreed to make additional payments totaling $4,000,000 upon the attainment of two pre-defined milestones by OcuSense prior to May 1, 2009. In June 2007, we paid OcuSense a total of $2,000,000 upon the attainment of the first of the two pre-defined milestones. The carrying value of the intangible asset acquired upon the acquisition of OcuSense was increased by $1,663,333 which reflects the minority interest portion of the $2,000,000 paid to OcuSense in the amount of $998,000 and the additional deferred tax liability of $665,333 recorded based on the difference between the increase in the carrying value of the intangible asset and its tax basis. The balance of the contingent payment of $2,000,000 will be paid upon the attainment of the second pre-determined milestone, which currently is expected to occur during the first half of 2008.

OcuSense is a San Diego-based company that is in the process of developing technologies that will enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers using nanoliters of tear film. The results of OcuSense’s operations have been included in our consolidated financial statements since November 30, 2006. OcuSense’s first product, which is currently under development, is a hand-held tear film test for the measurement of osmolarity, a quantitative and highly specific biomarker that has shown to correlate with dry eye disease, or DED. The test is known as the TearLab™ test for DED. The anticipated innovation of the TearLab™ test for DED will be its ability to measure precisely and rapidly certain biomarkers in nanoliter volumes of tear samples, using inexpensive hardware. Historically, eye care researchers have relied on expensive instruments to perform tear biomarker analysis. In addition to their cost, these conventional systems are slow, highly variable in their measurement readings and not categorized as waived by the FDA under the regulations promulgated under the Clinical Laboratory Improvement Amendments, or CLIA.

The TearLab™ test for DED will require the development of the following three components:  (1) the TearLab™ disposable, which is a single-use microfluidic labcard; (2) the TearLab™ pen, which is a hand-held device that interfaces with the TearLab™ disposable; and (3) the TearLab™ reader, which is a small desktop unit that allows for the docking of the TearLab™ disposable and the TearLab™ pen and provides a quantitative reading for the operator. OcuSense is currently engaged in industrial, electrical and software design efforts for the three components of the TearLab™ test for DED and, to these ends, is working with two engineering partners, both based in Melbourne, Australia, one of which is a leader in biomedical instrument development and the other of which is a leader of customized microfluidics.

OcuSense’s objective is to complete product development of the TearLab™ test for DED during the first half of 2008. Following the completion of product development and subsequent clinical trials, OcuSense intends to seek a 510(k) clearance and a CLIA waiver from the FDA for the TearLab™ test for DED. Currently, it anticipates seeking the 510(k) clearance during the latter half of 2008 and the CLIA waiver during the latter half of 2009. In addition, OcuSense intends to seek CE Mark approval for the TearLab™ test for DED during the latter half of 2008.

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

Our results of operations for the years ended December 31, 2007 and 2006 were impacted by our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payments” (“SFAS No. 123R”), on January 1, 2006 which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method of adoption requiring us to include this stock-based compensation charge in our results of operations beginning on January 1, 2006 without restating prior periods to include stock-based compensation expense. Of the $480,971, $2,127,043 and $224,776 stock-based compensation expense recognized during the years ended December 31, 2007, 2006 and 2005, $65,660, $1,396,609 and $170,576 is included in general and administrative expenses, $216,246, $203,131 and $53,700 in clinical and regulatory expenses and $199,065, $527,303 and $500 in sales and marketing expenses, respectively.

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

As at December 31, 2007, $3,870,931 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.85 years.

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

We account for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretation Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS No. 133 requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. Based on the provisions of EITF 00-19, we determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, we have classified the Warrants and the Cowen Warrant as a current liability as of December 31, 2007. The estimated fair value of the Warrants and the Cowen Warrant was determined using the Black-Scholes options pricing model. We initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the Shares and the Warrants based on their relative fair values. This resulted in an allocation of $2,052,578 to the obligation under warrants which includes the fair value of the Cowen Warrant of $97,222. SFAS No. 133 also requires the Company to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the Warrants and the Cowen Warrant as at December 31, 2007 and determined the aggregate fair value to be a nominal amount, a decrease of approximately $2,052,578 over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance. Accordingly, we recognized a gain of $2,052,578 in our consolidated statements of operations for the year ended December 31, 2007 to reflect the decrease in the Company’s obligation to its warrant holders to a nominal amount at December 31, 2007. Transaction costs associated with the issuance of the Warrants of $170,081 was recorded as an expense in the Company’s consolidated statement of operations for the year ended December 31, 2007.

On March 11, 2007, our Board of Directors approved the grant to the directors of the Company, other than Mr. Vamvakas, of a total of 165,000 options under the 2002 Stock Option Plan. In exchange for these options, each of the directors of the Company will forego the cash remuneration which he or she would have been entitled to receive from us during the financial year ending December 31, 2007 in respect of (i) his or her annual director's fee of $15,000, (ii) in the case of those directors who chair a committee of the board of directors of the Company, his or her fee of $5,000 per annum for chairing such committee and (iii) his or her fee of $2,500 per fiscal quarter for the quarterly in-person meetings of the board of directors of the Company. The number of options granted to each of the directors was determined to be 8% higher in value than the cash remuneration to which the directors would have been entitled during the financial year ending December 31, 2007 and was determined using the Black-Scholes option-pricing model. The number of options granted to each director, calculated using this methodology, was then rounded up to the nearest 1,000. These options are exercisable immediately and will remain exercisable until the tenth anniversary of the date of their grant, notwithstanding any earlier disability or death of the holder thereof or any earlier termination of his or her service to the Company. The exercise price of each option is set at $1.82, which was the per share closing price of the Company's common stock on NASDAQ on March 9, 2007, the last trading day prior to the date of grant.

On May 30, 2007, TLC Vision Corporation (“TLC Vision”) and JEGC OCC Corp. (“JEGC”) announced that JEGC had agreed to purchase TLC Vision’s ownership stake in the Company, subject to certain minimum prices and regulatory limitations and further subject to JEGC obtaining satisfactory financing and other customary closing conditions. On June 22, 2007, JEGC purchased a portion of TLC Vision’s ownership stake in the Company, consisting of 1,904,762 shares, at a price of $1.05 per share. On July 3, 2007, we announced that we had entered into discussions with JEGC for the private placement of approximately $30,000,000 of shares of the Company’s common stock at a price based upon the average trading price at the time of purchase, subject to compliance with regulatory requirements and to a minimum purchase price of $1.05 per share. On October 15, 2007, TLC Vision announced that JEGC was not able to complete the purchase of TLC Vision’s remaining ownership stake in the Company by October 12, 2007, being the deadline previously agreed by TLC Vision and JEGC.  In making that announcement, TLC Vision also stated that JEGC retains a non-exclusive right to purchase TLC Vision’s remaining ownership stake in the Company, subject to the right of each of TLC Vision and JEGC to terminate the agreement between them.  It was anticipated that JEGC would have gained a control position in the Company, if both of these transactions had been completed. Our discussions with JEGC have not resulted in any agreement. JEGC is owned by Jefferson EquiCorp Ltd. and by Greybrook Corporation, a firm controlled by Mr. Vamvakas.

As at December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750. We consider this to be an other-than-temporary reduction in the fair value of these auction rate securities. Accordingly, the loss associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2007. Although we continue to receive payment of interest earned on these securities, we do not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007. Management will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which we currently expect to be able to sustain its operations in the absence of an additional capital raise by the Company.

On September 18, 2007, OccuLogix received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, for the previous 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(e)(5), or the Minimum Bid Price Rule. Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company was provided 180 calendar days, or until March 17, 2008, to regain compliance. The Nasdaq letter stated that, if, at any time before March 17, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that it has achieved compliance with the Minimum Bid Price Rule. The Nasdaq letter also stated that, if the Company does not regain compliance with the Minimum Bid Price Rule by March 17, 2008, Nasdaq staff will provide written notification that the Company’s securities will be delisted, at which time the Company may appeal the Nasdaq staff’s determination to delist its securities to a Nasdaq Listing Qualifications Panel.

On February 1, 2008, OccuLogix received a letter from Nasdaq indicating that, for the previous 30 consecutive trading days, the Company’s common stock did not maintain a minimum market value of publicly held shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2), or the MVPHS Rule. Therefore, in accordance with Marketplace Rule 4450(e)(1), the Company was provided 90 calendar days, or until May 1, 2008, to regain compliance. The Nasdaq letter stated that, if at any time before May 1, 2008, the minimum market value of publicly held shares of the Company’s common stock is $5,000,000 or greater for a minimum of ten consecutive trading days, Nasdaq staff will provide written notification that the Company complies with the MVPHS Rule. The Nasdaq letter also stated that, if the Company does not regain compliance with the MVPHS Rule by May 1, 2008, Nasdaq staff will provide written notification that the Company’s securities will be delisted, at which time the Company may appeal the Nasdaq staff’s determination to delist its securities to a Nasdaq Listing Qualifications Panel.

The Company will not have become compliant with the Minimum Bid Price Rule by March 17, 2008. Although we intend to appeal any determination by Nasdaq staff to delist our common stock to a Nasdaq Listing Qualifications Panel, we may not be successful in our appeal, in which case our common stock may be transferred to The Nasdaq Capital Market or be delisted altogether. Should either occur, existing stockholders will suffer decreased liquidity.

These Nasdaq notices have no effect on the listing of the Company's common stock on the Toronto Stock Exchange.

Recent Developments

On January 9, 2008, we announced the departure, or pending departure, of seven members of our executive team and, commencing on February 1, 2008, a 50% reduction in the salary of each of Elias Vamvakas, our Chairman and Chief Executive Officer, and Tom Reeves, our President and Chief Operating Officer. By January 31, 2008, a total of 12 non-executive employees of the Company left the Company’s employment.

On February 19, 2008, we announced that the Company secured a bridge loan in an aggregate principal amount of $3,000,000, less transaction costs of approximately $200,000, from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The repayment of the loan is secured by a pledge by the Company of its shares of the capital stock of OcuSense. Under the terms of the loan agreement, the Company has two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan. Under the first pre-payment option, the Company may repay the loan in full by paying the lenders, in cash, the amount of outstanding principal and accrued interest and issuing to the lenders five-year warrants in an aggregate amount equal to approximately 19.9% of the issued and outstanding shares of the Company’s common stock (but not to exceed 20% of the issued and outstanding shares of the Company’s common stock). The warrants would be exercisable into shares of the Company’s common stock at an exercise price of $0.10 per share and would not become exercisable until the 180th day following their issuance. Under the second pre-payment option, provided that the Company has closed a private placement of shares of its common stock for aggregate gross proceeds of at least $4,000,000, the Company may repay the loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors. Any exercise by the Company of the second pre-payment option would be subject to stockholder and regulatory approval.

Currently, we anticipate that the net proceeds of the loan, together with the Company’s other cash and cash equivalents, will be sufficient to sustain the Company’s operations only until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008).

RESULTS OF OPERATIONS

Correction of prior years’ comparative amounts

In accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the following discussion on the Company’s results of operations have been corrected to reflect the Company’s accounting for stock options granted during fiscal 2005 to certain consultants that were subject to performance conditions.  The vesting of these options was contingent upon the attainment of FDA approval of the RHEO™ System.  These stock options were accounted for in accordance with SFAS No. 123 and subsequently in accordance with SFAS No. 123(R) upon the Company’s adoption of SFAS No. 123(R) on January 1, 2006. The total fair value of these options was estimated at the date of grant and was being amortized, over the Company’s estimate of the expected vesting period, as stock-based compensation expense in the Company consolidated statements of operations.  In preparing the financial statements for the year ended December 31, 2007, the Company noted that these options should have been accounted for in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18”) which requires that if, on the measurement date of the award, the quantity or any of the terms of the equity instruments are dependent on the achievement of performance conditions which result in a range of fair values, the lowest aggregate amount should be used.

Based on the provisions of EITF 96-18, the Company concluded that no stock-based compensation expense should have been recorded for these options. Since the effect of the error on the individual prior periods’ consolidated financial statements was immaterial, the Company has adjusted the comparative consolidated financial statements of prior years to reflect the correction of this error without undertaking a restatement of the prior periods’ consolidated financial statements. The following financial statement line items for fiscal 2006 and 2005 were affected by the correction of the error.

	Previously reported	Corrected amount	Effect of error
	$’000	$’000	$’000
Balance Sheets

As of December 31, 2006

Additional paid-in capital	354,320	354,191	(129)
Accumulated deficit	(293,151)	(293,022)	129

As of December 31, 2005

Additional paid-in capital	336,978	336,836	(142)
Accumulated deficit	(210,979)	(210,837)	142

Statements of Operations

Year ended December 31, 2006

General and administrative(i)	8,452	8,407	45
Clinical and regulatory(i)	4,957	4,922	35
Sales and marketing(i)	1,639	1,625	14
Loss from continuing operations	(80,736)	(80,642)	94
Cumulative effect of a change in accounting principle	107	—	(107)
Net loss for the year	(82,171)	(82,184)	(13)

Year ended December 31, 2005

General and administrative expenses	8,729	8,670	59
Clinical and regulatory expenses	5,251	5,168	83
Loss from continuing operations	(162,972)	(162,830)	142
Net loss for the year	(162,972)	(162,830)	142

	Previously reported	Corrected amount	Effect of error
	$’000	$’000	$’000

Statements of Cash Flows

Year ended December 31, 2006

Operating Activities
Adjustments to reconcile net loss to cash used in operations
Stock-based compensation(i)	2,221	2,127	94
Cumulative effect of a change in accounting principle	(107)	—	(107)

Year ended December 31, 2005

Operating Activities
Adjustments to reconcile net loss to cash used in operations
Stock-based compensation	367	225	142

(i)	The comparative figures for the year ended December 31, 2006 have been reclassified to reflect the effect of discontinued operations.

Continuing Operations

Revenues, Cost of Goods Sold and Gross Margin
For the years ended December 31,
(in thousands)

	2007	Change	2006	Change	2005

Sales to related parties	$—	N/M *	$—	N/M *	$81
Sales to unrelated parties	92	(47)%	174	(90)%	1,759
Total revenues	$92	(47)%	$174	(91)%	$1,840

Cost of goods sold to related parties	$—	N/M *	$—	N/M *	$43
Cost of goods sold to unrelated parties	2,298	(33)%	3,429	5%	3,251
Royalty costs	100	—	100	—	100
Total cost of goods sold	$2,398	(32)%	$3,529	4%	$3,394

Gross loss	(2,306)	31%	(3,355)	(116)%	(1,554)
Percentage of total revenue	(2,507)%	(579) pts	(1,928)%	(1,844) pts	(84)%
*N/M – Not meaningful

Revenues

Revenue consists of revenue generated from the sale of components of the RHEO™ System which consists of the OctoNova pump and the disposable treatment sets, which include two disposable filters and applicable tubing.

During the year ended December 31, 2007, we sold a total of 816 treatment sets, at a price of $200 per treatment set, to Veris. The sale of these treatment sets was not recognized as revenue during the year based on Veris’ payment history with the Company and the 180-day payment terms agreed by Veris and us in March 2007. In October 2007, we met with the management of Veris and based on discussions with Veris, we believe that Veris will not be able to meet its financial obligations to the Company. Therefore, during the year ended December 31, 2007, the Company recorded an allowance for doubtful accounts against the total amount due from Veris for the purchase of the treatment sets.

Revenues for the year ended December 31, 2007 is made up of revenue from the sale of a total of 600 treatment sets at a negotiated price of $150 per treatment set to Macumed AG, a company based in Germany. Revenues for the year ended December 31, 2006 include the sale of 859 treatment sets to Veris at a negotiated price of $200 per treatment set as payment was received by the Company in advance of shipment of the treatment sets.

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

On November 1, 2007, we announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and are in the process of winding down the RHEO-AMD study. Accordingly, we do not expect to be able to continue to generate revenue from the sale of the components of the RHEO™ System in the future.

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

During fiscal 2006, we sold a number of treatment sets to Veris at a price, net of negotiated discounts, which was lower than our cost. As Veris was then our sole customer for the RHEO™ System treatment sets, the price at which we sold the treatment sets to Veris represented our inventory’s then current net realizable value, and therefore, we have written down the value of the treatment sets to reflect this net realizable value. Included in cost of sales for the year ended December 31, 2006, is $1,625,000 which reflects the write-down of the treatment sets to its net realizable value. In addition, we evaluated our ending inventories as at December 31, 2006 on the basis that Veris may not be able to increase its commercial activities in Canada in line with our initial expectations. Accordingly, we set up an additional provision for obsolescence of $1,679,124 during the year ended December 31, 2006 for treatment sets that will unlikely be utilized prior to their expiration dates (2005 - $1,990,830). As at December 31, 2006, the value of our commercial inventory of treatment sets was nil. On November 1, 2007, we announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD, and we are engaged in the process of winding down the RHEO-AMD study. Accordingly, we have written down the value of our commercial inventory of OctoNova pumps to nil as of December 31, 2007 since the Company may not be able to sell or utilize these pumps before their technologies become outdated. Included in cost of sales for the year ended December 31, 2007, is a charge of $2,190,666 which reflects the write-down of the value of these pumps to nil as of December 31, 2007.

Cost of sales for the year ended December 31, 2007 includes royalty fees payable to Dr. Brunner and Mr. Stock and a charge of $2,190,666 which reflects the write-down of the value of our commercial inventory of pumps to nil as of December 31, 2007. Included in cost of sales for the year ended December 31, 2006 are royalty fees payable to Dr. Brunner and Mr. Stock and a total charge of $3,304,124 which reflect the write-down of our commercial inventory of treatment sets to nil as at December 31, 2006.

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

Gross Margin

During fiscal 2007 as compared with fiscal 2006, our retina gross margin decreased 579 percentage points due to reduced sales in fiscal 2007.

During fiscal 2006 as compared with fiscal 2005, our retina gross margin decreased 1,844 percentage points due to reduced sales in fiscal 2006 and increased cost of sales due to the inventory write-down and the provision for obsolescence recorded in the period.

Operating Expenses
For the years ended December 31,
(in thousands)

	2007	Change	2006	Change	2005

General and administrative	$7,374	(12)%	$8,407	(3)%	$8,670
Clinical and regulatory	8,676	76%	4,922	(5)%	5,168
Sales and marketing	1,413	(13)%	1,625	(25)%	2,165
Impairment of goodwill	—	(100)%	65,946	(55)%	147,452
Impairment of intangible asset	20,923	N/M *	—	—	—
Restructuring charges	1,313	60%	820	N/M *	—
Total operating expenses	$39,699	(51)%	$81,720	(50)%	$163,455
*N/M – Not meaningful

General and Administrative Expenses

General and administrative expenses decreased by $1,033,775 during the year ended December 31, 2007, as compared with the corresponding period of fiscal 2006 due to a decrease of $1,352,416 in stock-based compensation expense which reflects the reversal of the stock-based compensation expense recorded in prior periods associated with performance-based options granted to certain employees, directors and consultants of the Company. The vesting of these options was contingent upon meeting company-wide goals which include the attainment of FDA approval of the RHEO™ System and the achievement of a minimum amount of sales over a specified period. In light of the indefinite suspension of the RHEO™ System clinical development program and the sale of SOLX, management concluded that these goals were no longer achievable and accordingly has reversed the option expense recorded in prior periods associated with these performance-based options. Professional fees also decreased by $352,634 during the year ended December 31, 2007 as compared with the corresponding period of fiscal 2006. These decreases were partially offset by the increase in employee and related travel costs of $383,859 due to the additional cost of OcuSense employees during the period as well as the increase in amortization expense of $90,482 associated with the intangible asset acquired upon the acquisition of 50.1% of the capital stock, on a fully diluted basis, of OcuSense on November 30, 2006. General and administrative expenses for the year ended December 31, 2007 also include a charge of $190,873 which reflects the reduction to the carrying value of certain of the Company’s patents and trademarks related to the RHEO™ System as a result of our indefinite suspension of the RHEO™ System clinical development program for Dry AMD. There was no comparative charge during the year ended December 31, 2006.

General and administrative expenses decreased by $262,893 during the year ended December 31, 2006, as compared with the corresponding period of fiscal 2005. This decrease is due to the decrease in employee and related travel costs of $537,274 due in part to the grant of options to an employee in lieu of salary. Professional fees and fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 also decreased by $917,318 while directors’ fees decreased by $50,207 due to the grant of options to directors in lieu of their annual fees payable for board and committee memberships. These decreases in cost were partially offset by an increase of $1,262,292 in stock-based compensation expense associated with the adoption of SFAS No. 123R on January 1, 2006 which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Clinical and Regulatory Expenses

Clinical and regulatory expenses increased by $3,753,781 during the year ended December 31, 2007, as compared with the corresponding prior year period, due to the increase in OcuSense product development and regulatory costs of $2,564,703. OcuSense employee and related travel costs, professional fees and options expense also increased by $494,458, $328,713 and $112,360, respectively, during the year ended December 31, 2007 as compared with the corresponding period in fiscal 2006. We acquired 50.1% of the capital stock, on a fully diluted basis, of OcuSense on November 30, 2006. Therefore, clinical and regulatory expenses for the year ended December 31, 2006 include OcuSense’s cost for the month of December 2006. Clinical trial expenses associated with the RHEO-AMD trial also increased by $1,101,074. The RHEO-AMD trial was abandoned on November 1, 2007. Accordingly, we have recorded a write-down to the value of our inventory of treatment sets used for the trial and also written down the carrying value of certain of our medical equipment used in the trial. Clinical and regulatory expenses for the year ended December 31, 2007 therefore include a charge of $942,309 which reflects the write-down of our inventory and certain of our medical equipment as of December 31, 2007. Also included in clinical trial expenses for the year ended December 31, 2006 are advance payments totaling $243,644 made to various clinical trial sites for the provision of clinical trial services in connection with our RHEO-AMD trial which we have abandoned. This unrecoverable amount has been fully expensed in the year ended December 31, 2007. There was no comparative expense during the year ended December 31, 2006. These increases in cost during the year ended December 31, 2007 were offset in part by the decrease in costs associated with the MIRA-1 trial, the LEARN, or Long-term Efficacy in AMD from Rheopheresis in North America, trials and other related clinical trials of $2,200,131 since the Company completed the analysis of the MIRA-1 data during the first half of fiscal 2006 and the treatment phase of the LEARN trials was completed in December 2006.

During the year ended December 31, 2006, clinical and regulatory expenses decreased by $245,778, as compared with the corresponding period in fiscal 2005, as a result of decreased professional fees associated with the MIRA-1 clinical trial of $233,920.

Our goal is to complete product development of OcuSense’s TearLab™ test for DED. Following the completion of product development, OcuSense will have to conduct clinical trials in order to seek a 510(k) clearance and a CLIA waiver from the FDA for the TearLab™ test for DED.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $211,729 during the year ended December 31, 2007, as compared with the prior period in fiscal 2006, due to the decrease in the RHEO™ System marketing expenses of $128,420. Stock-based compensation expense also decreased by $331,038 which reflects the reversal of the stock-based compensation expense recorded in prior periods associated with performance-based options granted to certain employees, directors and consultants of the Company. The vesting of these options was contingent upon meeting company-wide goals which include the attainment of FDA approval of the RHEO™ System and the achievement of a minimum amount of sales over a specified period. In light of the indefinite suspension of the RHEO™ System clinical development program and the sale of SOLX, management concluded that these goals were no longer achievable and accordingly has reversed the option expense recorded in prior periods associated with these performance-based options. These decreases in cost were offset in part by the increase in OcuSense employee and related travel costs of $146,504 and professional fees of $61,559. During 2007, OcuSense hired a new employee and retained the use of some outside consultants to begin establishing sales and marketing efforts to increase awareness of the TearLab™ test for DED, and upon receipt of FDA approval, to promote the use of the TearLab™ test for DED in the United States.

Sales and marketing expenses decreased by $540,149 during the year ended December 31, 2006, as compared with the prior period in fiscal 2005, due to reduced employee and travel costs during the period of $422,423 and a decrease in marketing expenses of $344,067 due to reduced marketing efforts in the year following the announcement of MIRA-1 results. Bad debt expense also decreased during the year ended December 31, 2006 by $510,913 as the Company only recognized revenue on sale of treatment sets sold to its then sole customer, Veris, on receipt of payment. These decreases in costs were offset by increased stock-based compensation expense of $524,003 associated with the adoption of SFAS No. 123R beginning January 1, 2006 and increased fees and expenses of the Company’s Scientific Advisory Board members of $210,456.

The cornerstone of our sales and marketing strategy to date has been to increase awareness of our product among eye care professionals and, in particular, the key opinion leaders in the eye care professions. OcuSense will continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab™ test for DED among eye care professionals.

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

Impairment of Intangible Assets

Prior to the termination of the Distribution Agreement on February 25, 2008, the Company’s intangible assets consisted of the value of that distribution agreement with Asahi Medical and the distribution agreement the Company has with Diamed and MeSys, the designer and the manufacturer, respectively, of the OctoNova pumps. The Rheofilter filter, the Plasmaflo filter and the OctoNova pump are components of the RHEO™ System. On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future.  In accordance with SFAS No. 144, the Company concluded that its indefinite suspension of the RHEO™ System clinical development program for Dry AMD was a significant event which may affect the carrying value of its distribution agreements. Accordingly, management was required to re-assess whether the carrying value of the Company’s distribution agreements was recoverable as of December 31, 2007. Based on management’s estimates of undiscounted cash flows associated with the distribution agreements, the Company concluded that the carrying value of the distribution agreements was not recoverable as of December 31, 2007. Accordingly, the Company recorded an impairment charge of $20,923,028 during the year ended December 31, 2007 to record the distribution agreements at their fair value as of December 31, 2007. There was no comparable expense during the years ended December 31, 2006 and 2005.

Restructuring Charges

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we recognized a total of $1,312,721 and $819,642 in restructuring charges during the years ended December 31, 2007 and 2006, respectively. With the suspension of the Company’s RHEO™ System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company’s disposition of SOLX during the year ended December 31, 2007, the Company has reduced its workforce considerably. During 2006, the Company implemented a number of structural and management changes designed both to support the continued development of the RHEO™ System and to execute the Company’s accelerated diversification strategy within ophthalmology. The restructuring charges of $1,312,721 and $819,642, recorded in the years ended December 31, 2007 and 2006, respectively, consist solely of severance and benefit costs related to the termination of certain of the Company’s employees at the Company’s Palm Harbor and Mississauga offices. The severance and benefit costs recorded during the year ended December 31, 2007 were yet to be paid by December 31, 2007. There was no comparable expense in the year ended December 31, 2005.

Other Income, Net
For the years ended December 31,
(in thousands)

	2007	Change	2006	Change		2005

Interest income	$610	(55)%	$1,370	(14)%		$1,593
Changes in fair value of warrant obligation	1,882	N/M *	—	N/M	*	—
Impairment of investments	(1,036)	N/M *	—	N/M	*	—
Interest expense	(17)	(13)%	(15)	N/M	*	—
Other income (expense)	18	(42)%	31	154%		(57)
Minority interest	2,183	1,282%	158	N/M	*	—
	$3,640	136%	$1,544	1%		$1,536
* N/M – Not meaningful

Interest Income

Interest income consists of interest income earned in the current period and the corresponding prior periods as a result of the Company’s cash and short-term investment position following the raising of capital in the Company’s initial public offering in December 2004 and in the private placement of the Shares and Warrants in February 2007.

The continued decrease in interest income during years ended December 31, 2007 and 2006, when compared to the corresponding period in fiscal 2005, is due to the utilization of the funds raised in order to finance infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1 and RHEO-AMD trials and other clinical trials and, more recently, to acquire SOLX and OcuSense in line with our diversification strategy.

Changes in Fair Value of Warrant Obligation

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued the Warrants to these investors. The Warrants are five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock. On February 6, 2007, the Company also issued the Cowen Warrant to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants. The Cowen Warrant is a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock. The per share exercise price of the Warrants is $2.20, subject to adjustment, and the Warrants became exercisable on August 6, 2007. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which it is exercisable) are identical to those of the Warrants. The Company accounts for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133 along with related interpretation EITF 00-19. Based on the provisions of EITF 00-19, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, the Company has classified the Warrants and the Cowen Warrant as a current liability as at December 31, 2007. The estimated fair value was determined using the Black-Scholes option-pricing model. In addition, SFAS No. 133 requires the Company to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the Warrants and the Cowen Warrant as at December 31, 2007 and determined the aggregate fair value to be a nominal amount, a decrease of approximately $2,052,578 over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance.

Changes in fair value of warrant obligation for the year ended December 31, 2007 includes a gain of $2,052,578 which reflect the decrease in the fair value of the Warrants and the Cowen Warrant at December 31, 2007 over their fair value on the date of issuance. Transaction costs associated with the issuance of the Warrants of $170,081 have also been recorded as a warrant expense in the Company’s consolidated statement of operations for the year ended December 31, 2007. There was no comparable net gain recorded in the years ended December 31, 2006 and 2005.

Impairment of  investments

As at December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Based on discussions with the Company’s advisors and the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750. We consider this to be an other-than-temporary reduction in the value of these auction rate securities. Accordingly, the impairment associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2007.

Impairment of investments for the year ended December 31, 2007 reflect the decrease in the fair value of the Company’s investments in asset-backed auction rate securities as at December 31, 2007. There was no comparable expense recorded in the years ended December 31, 2006 and 2005.

Interest Expense

On November 30, 2006, we announced that Elias Vamvakas, our Chairman and Chief Executive Officer, had agreed to provide us with a standby commitment to purchase Convertible Debentures of the Company for a Total Commitment Amount of $8,000,000.  Pursuant to the Summary of Terms and Conditions, during the 12-month commitment term commencing on November 30, 2006, upon no less than 45 days’ written notice by the Company to Mr. Vamvakas, Mr. Vamvakas was obligated to purchase Convertible Debentures in the aggregate principal amount specified in such written notice. A commitment fee of 200 basis points was payable by the Company on the undrawn portion of the total $8,000,000 commitment amount. Any Convertible Debentures purchased by Mr. Vamvakas would have carried an interest rate of 10% per annum and would have been convertible, at Mr. Vamvakas’ option, into shares of the Company’s common stock at a conversion price of $2.70 per share. The Summary of Terms and Conditions of the standby commitment further provided that if the Company closed a financing with a third party, whether by way of debt, equity or otherwise and there are no Convertible Debentures outstanding, then, the Total Commitment Amount was to be reduced automatically upon the closing of the financing by the lesser of: (i) the Total Commitment Amount; and (ii) the net proceeds of the financing. On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 in a private placement of shares of its common stock and warrants. The Total Commitment Amount was therefore reduced to zero, thus effectively terminating Mr. Vamvakas’ standby commitment. No portion of the standby commitment was ever drawn down by the Company, and the Company paid Mr. Vamvakas a total of $29,808 in commitment fees in February 2007.

Interest expense for the years ended December 31, 2007 and 2006 consists primarily of the commitment fee due to Mr. Vamvakas on the undrawn portion of the Total Commitment Amount during the periods. There was no comparable expense during the year ended December 31, 2005.

Other Income (Expense)

Other income for the years ended December 31, 2007 and 2006 consists primarily of foreign exchange gain of $22,889 and $37,229, respectively, due to exchange rate fluctuations on the Company’s foreign currency transactions. This gain was offset by miscellaneous tax expense of $4,879 and $6,120 during the years ended December 31, 2007 and 2006, respectively. Other expense was $57,025 for the year ended December 31, 2005 and consists of a provision for subscription receivable of $34,927 and miscellaneous tax expense of $23,021.

Minority Interest

Minority interest is from our acquisition of 50.1% of the capital stock of OcuSense, on a fully diluted basis, on November 30, 2006. The results of OcuSense’s operations have been included in our consolidated financial statements since that date. Income from minority interest of $2,182,843 and $157,624 for the years ended December 31, 2007 and 2006, respectively, relate to the loss reported by OcuSense in which the Company has a shared interest with minority partners.

Recovery of Income Taxes
For the years ended December 31,
(in thousands)

	2007	Change	2006	Change	2005

Recovery of income taxes	$5,655	96%	$2,888	349%	$643

Recovery of Income Taxes

Recovery of income taxes increased by $2,766,378 during the year ended December 31, 2007, as compared with the prior period in 2006. The increase is due to the elimination of the deferred tax liability of $7,995,790 associated with the Company’s distribution intangible which was fully impaired as at December 31, 2007. In addition, we recorded a deferred tax recovery in the amount of $2,244,990 associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States of OcuSense during the 2007 fiscal year which may be utilized to reduce taxes in future years. These increases in recovery of income taxes were offset in part by a valuation allowance increase of $4,809,456 associated with the Company’s Retina division. A deferred tax asset was recognized in prior years as the asset was believed to be more likely than not to be realized based on existing taxable temporary differences.

Recovery of income taxes increased by $2,245,961 during the year ended December 31, 2006, as compared with the prior period in 2005 due primarily to the recognition of deferred tax asset from the availability of fiscal 2006 net operating losses in the United States which may be utilized to reduce taxes in future years. There was no comparable benefit recorded during the year ended December 31, 2005.

To date, the Company has recognized income tax benefits in the aggregate amount of $2.3 million associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States which may be utilized to reduce taxes in future years. The benefits associated with the balance of the net operating losses are subject to a full valuation allowance since it is not more likely than not that these losses can be utilized in future years.

Recovery of income taxes for the years ended December 31, 2007 and 2006 also includes the amortization of the deferred tax liability of $223,544 and $15,684, respectively, which was recorded based on the difference between the fair value of intangible asset acquired upon the acquisition of OcuSense on November 30, 2006 and its tax bases. The increase in the amount recorded during the year ended December 31, 2007 as compared with the corresponding period in fiscal 2006 is due to the additional deferred tax liability recorded by the Company upon the payment of $2,000,000 to OcuSense in June 2007 upon the attainment by OcuSense of one of the two pre-determined milestones. In addition, the acquisition of 50.1% of the capital stock of OcuSense, on a fully diluted basis, was completed by the Company on November 30, 2006. Therefore, recovery of income taxes for the year ended December 31, 2006 only included one month’s amortization of the deferred tax liability recorded upon the acquisition of OcuSense, The deferred tax liability totaling $2,547,499 is being amortized over an average period of 10 years, the estimated useful life of the intangible asset. There was no comparable income tax benefit recorded during the year ended December 31, 2005.

Discontinued Operations

On December 19, 2007, the Company sold to Solx Acquisition, and Solx Acquisition purchased from the Company, all of the issued and outstanding shares of the capital stock of SOLX, which had been the glaucoma subsidiary of the Company prior to the completion of this transaction. The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of:  (i) on the closing date of the sale, the assumption by Solx Acquisition of all of the liabilities of the Company related to SOLX’s business, incurred on or after December 1, 2007, and the Company’s obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by Solx Acquisition of all of the expenses that the Company had paid to the closing date, as they related to SOLX’s business during the period commencing on December 1, 2007; (iii) during the period commencing on the closing date and ending on the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 5% of the worldwide net sales of these products. In order to secure the obligation of Solx Acquisition to make these royalty payments, SOLX granted to the Company a subordinated security interest in certain of its intellectual property. No value was assigned to the royalty payments as the determination of worldwide net sales of SOLX’s products is subject to significant uncertainty.

The Company’s results of operations related to discontinued operations for the years ended December 31, 2007 and 2006 are as follows:

	December 31,
	2007 $	2006 $

Revenue	244,150	31,625
Cost of goods sold
Cost of goods sold	119,147	11,053
Royalty costs	26,277	8,332
Total cost of goods sold	145,424	19,385
Gross profit	98,726	12,240
Operating expenses
General and administrative	3,630,943	1,378,536
Clinical and regulatory	2,828,686	754,624
Sales and marketing	818,301	330,210
Impairment of goodwill	14,446,977	—
Impairment of intangible assets	22,286,383	—
	44,011,290	2,463,370
	(43,912,564)	(2,451,130)
Other income (expenses)
Interest income	486	—
Accretion expense	(857,400)	(273,192)
Other	(9,302)	(67)
	(866,216)	(273,259)
Loss from discontinued operations before income taxes	(44,778,780)	(2,724,389)
Recovery of income taxes	9,349,882	1,182,005
Loss from discontinued operations	(35,428,898)	(1,542,384)

Revenues, Cost of Goods Sold and Gross Margin of Discontinued Operations
For the years ended December 31,
(in thousands)

	2007	Change	2006

Revenue	$244	663%	$32

Cost of goods sold
Cost of goods sold	$119	982%	$11
Royalty costs	26	225%	8
Total cost of sales	$145	663%	$19

Gross margin	99	662%	13
Percentage of revenue	41%	—	41%

Revenues

Revenue consists of revenue generated from the sale of components of the SOLX Glaucoma System.

The Company completed the acquisition of SOLX on September 1, 2006. On December 20, 2007, we announced the sale of SOLX to Solx Acquisition. The results of SOLX’s operations have therefore been included in our consolidated financial statements from September 1, 2006 to December 19, 2007, the closing date of the sale of SOLX.

Revenue therefore includes the sale of SOLX Gold Shunts from September 1, 2006 to December 19, 2007. There was no comparative revenue during the year ended December 31, 2005.

Cost of Sales

Cost of sales includes costs of goods sold and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the SOLX Glaucoma System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing, logistics inventory management and recurring regulatory costs associated with conducting business and ISO certification.

Cost of sales includes the cost of the components of the SOLX Glaucoma System sold during the years ended December 31, 2007 and 2006.

Gross Margin

Gross margin on the sale of SOLX Gold Shunts was 41% during each of the years ended December 31, 2007 and 2006.

Operating Expenses of Discontinued Operations
For the years ended December 31,
(in thousands)

	2007	Change	2006

General and administrative	$3,631	163%	$1,378
Clinical and regulatory	2,829	275%	755
Sales and marketing	818	148%	330
Impairment of goodwill	14,447	N/M *	—
Impairment of intangible assets	22,286	N/M *	—
Total operating expenses	$44,011	1,687%	$2,463
*N/M – Not meaningful

General and Administrative Expenses

General and administrative expenses increased by $2,252,407 during the year ended December 31, 2007, as compared with the corresponding period of fiscal 2006, due to an increase of $1,738,334 in the amortization of the intangible assets acquired during fiscal 2006 upon the acquisition of SOLX on September 1, 2006. SOLX employee and related travel costs and administrative expenses also increased by $311,886 and $183,575, respectively, during the year ended December 31, 2007 as compared with the corresponding period in fiscal 2006. We acquired SOLX on September 1, 2006. Therefore, general and administrative expenses for the year ended December 31, 2006 include SOLX’s cost for four months to December 2006.

Clinical and Regulatory Expenses

SOLX’s clinical and regulatory expenses increased by $2,074,062 during the year ended December 31, 2007 as compared with the comparative period in 2006. We acquired SOLX on September 1, 2006. Therefore, clinical and regulatory expenses for the year ended December 31, 2006 include SOLX’s cost for the four months ended December 31 2006.

Sales and Marketing Expenses

Sales and marketing expenses increased by $488,091 due to the increase in SOLX’s sales and marketing expenses of $315,581 and increased employee and related travel costs and administrative expenses of $107,935 and $28,686, respectively.

Impairment of Goodwill

On September 1, 2006, the Company acquired SOLX by way of a merger for a total purchase price of $29,068,443. Of this amount, $14,446,977 was allocated to goodwill. On December 19, 2007, the Company sold all of the issued and outstanding shares of the capital stock of SOLX to Solx Acquisition. The sale transaction established fair values for the Company’s recorded goodwill and certain of the Company’s intangible assets. Accordingly, the Company performed an impairment test of its recorded goodwill to re-assess whether its recorded goodwill was impaired as at December 1, 2007. Based on the goodwill impairment analysis performed, the Company concluded that a goodwill impairment charge of $14,446,977 should be recorded during the year ended December 31, 2007 to write down the value of its recorded goodwill to its fair value of nil as at December 31, 2007.

Impairment of Intangible Assets

The SOLX sale transaction established fair values for the Company’s recorded goodwill and the Company’s shunt and laser technology and regulatory and other intangible assets acquired upon the acquisition of SOLX on September 1, 2006. Accordingly, management was required to re-assess whether the carrying value of the Company’s shunt and laser technology and regulatory and other intangible assets was recoverable as of December 1, 2007. Based on management’s estimates of undiscounted cash flows associated with these intangible assets, the Company concluded that the carrying value of these intangible assets was not recoverable as of December 1, 2007. Accordingly, the Company recorded an impairment charge of $22,286,383 during the year ended December 31, 2007 to record the shunt and laser technology and regulatory and other intangible assets at their fair value as of December 31, 2007.

Other Expense of Discontinued Operations
For the years ended December 31,
(in thousands)

	2007	Change	2006

Accretion expense	$(857)	(214)%	$(273)
Other expense	(9)	N/M *	—
	$(866)	(217)%	$(273)
* N/M – Not meaningful

Accretion Expense

In connection with the acquisition of SOLX on September 1, 2006, we remained indebted to the former stockholders of SOLX in an aggregate amount of up to $13,000,000 for the outstanding portion of the purchase price of SOLX. $5,000,000 of this amount was payable in cash on the second anniversary of the September 1, 2006 closing.  The $5,000,000 was recorded as a long-term liability at its present value, discounted at the incremental borrowing rate of the Company as at August 1, 2006. The difference between the discounted value and the $5,000,000 payable was being amortized using the effective yield method over the two-year period with the monthly expense being charged as an interest expense in the Company’s consolidated statement of operations. Accretion expense for the year ended December 31, 2007 and 2006 consists primarily of the accretion expense for the years ended December 2007 and 2006.

Recovery of Income Taxes of Discontinued Operations
For the years ended December 31,
(in thousands)

	2007	Change	2006

Recovery of income taxes	$9,350	691%	$1,182

Recovery of Income Taxes

Recovery of income taxes increased by $8,167,877 during the year ended December 31, 2007, as compared with the prior period in 2006. The increase is primarily due to the elimination of the deferred tax liability of $11,861,145 associated with the intangible assets acquired upon the acquisition of SOLX on September 1, 2006 as these intangible assets were impaired as at December 31, 2007. This increase in recovery of income taxes were offset in part by a valuation allowance increase of $2,511,263 associated with the Company’s Glaucoma division. A deferred tax asset was recognized in prior years as the asset was believed to be more likely than not to be realized based on existing taxable temporary differences.

The recovery of income taxes was $1,182,450 during the year ended December 31, 2006 primarily due to the recognition of the deferred tax asset of $773,395 from the availability of fiscal 2006 net operating losses in the United States which may be utilized to reduce taxes in future years. Also impacting the recovery of income taxes was the amortization of the deferred tax liability of $409,055 which was recorded based on the difference between the fair value of intangible assets acquired and its tax bases.

LIQUIDITY AND CAPITAL RESOURCES
As at December 31,
(in thousands)

	2007	2006	Change

Cash and cash equivalents	$2,236	$5,741	$(3,505)
Short-term investments	—	9,785	(9,785)
Total cash and cash equivalents and short-term investments	$2,236	$15,526	$(13,290)

Percentage of total assets	23%	17%	6 pts
Working capital (deficiency)	$(997)	$13,539	$(30,876)

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

On February 19, 2008, we announced that the Company secured a bridge loan in an aggregate principal amount of $3,000,000 (less transaction costs of approximately $200,000) from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The repayment of the loan is secured by a pledge by the Company of its shares of the capital stock of OcuSense.

To date, cash has been primarily utilized to finance increased infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1, LEARN and RHEO-AMD trials and other clinical trials and to acquire SOLX and OcuSense in line with our diversification strategy. With the suspension of the Company’s RHEO™ System clinical trial development program, and the consequent winding-down of the RHEO-AMD study, and the Company’s disposition of SOLX, we expect that, in the future, we will use our cash resources to complete the product development of OcuSense’s TearLab™ test for DED and conduct the clinical trials that will be required for the TearLab™ test for DED. In addition, we remain indebted to OcuSense in an aggregate amount of up to $2,000,000 for the outstanding portion of the purchase price of the capital stock of OcuSense that we acquired on November 30, 2006. We currently expect this amount to become due and payable during the first half of 2008. Furthermore, we are legally committed to make an additional equity investment of $3,000,000 upon receipt, if any, from the FDA of a 510(k) clearance for the TearLab™ test for DED and another additional equity investment of $3,000,000 upon receipt, if any, from the FDA of a CLIA waiver for the TearLab™ test for DED.

Currently, we anticipate that the net proceeds of the loan, together with the Company’s other cash and cash-equivalents, will be sufficient to sustain the Company’s operations only until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008).

As at December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  Contractual maturities for these auction rate securities range from 33 to 39 years, with an average interest reset date of approximately 46 days. Historically, the carrying value of auction rate securities approximated their fair value due to the frequent resetting of interest rates. However, as a result of market conditions associated with the liquidity issues experienced in the global credit and capital markets, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.

Due to the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750, which represents a decline of $1,036,250 in the carrying value of these auction rate securities. We estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security.  This estimated fair value could change significantly based on future market conditions.

We determined the reduction in the value of these auction rate securities to be an other-than-temporary reduction in value. Accordingly, the impairment associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2007. Our conclusion for the other-than-temporary impairment is based on the Company’s current liquidity position. Although we continue to receive payment of interest earned on these securities, we do not know at the present time when we will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007. Management will continue to closely monitor these investments for future indications of further impairment. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in fiscal 2008.

The illiquidity of these investments may have an adverse impact on the length of time during which we currently expect to be able to sustain our operations in the absence of an additional capital raise by the Company as we do not have the ability to hold these auction rate securities until the market recovers nor can we hold these securities until their contractual maturity dates.

Changes in Cash Flows
Years ended December 31,
(in thousands)

	2007	Change	2006	Change	2005

Cash used in operating activities	$(17,217)	$(2,669)	$(14,548)	$4,162	$(18,710)
Cash provided by investing activities	4,510	(5,908)	10,418	(33)	10,451
Cash provided by financing activities	9,202	8,931	271	(57)	328
Net (decrease) increase in cash and cash equivalents during the year	$(3,505)	$354	$(3,859)	$4,072	$(7,931)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the year ended December 31, 2007 was $17,217,438.  Net loss during the year was $68,139,314. The non-cash charges which comprise a portion of the net loss during that period consisted primarily of the intangible assets and goodwill impairment of $57,656,388 and the amortization of intangible assets, fixed assets, patents and trademarks and accretion expense of $6,475,869 netted by applicable deferred income taxes of $15,004,750 and minority interest of $2,182,843. Additional non-cash charges consist of $480,971 in stock-based compensation charges and impairment of investments of $1,036,250 netted by the change in the fair value of warrant obligation of $1,882,497.

The net change in non-cash working capital balances related to operations for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	Years ended December 31,
	2007 $	2006 $	2005 $

Due to related party	—	(5,065)	13,291
Amounts receivable	(58,782)	390,634	(82,810)
Inventory	2,756,759	2,250,554	(3,431,743)
Prepaid expenses	37,951	247,361	(322,455)
Accounts payable	797,415	(1,225,575)	301,457
Accrued liabilities	911,987	(1,155,335)	(563,925)
Deferred revenue and rent inducement	—	—	(485,047)
Due to stockholders	(109,842)	(5,827)	(358,523)
Other current assets	7,000	12,781	4,105
	4,342,488	509,528	(4,925,650)

•
Amounts receivable increased due primarily to the expected repayment by Solx Acquisition, on or prior to February 15, 2008, in accordance with the stock purchase agreement between the Company and Solx Acquisition, of all the expenses relating to the SOLX business that the Company had paid.

•	Decrease in inventory balance reflects the write-down of inventory and the provision for obsolescence for inventory the Company is not expected to be able to sell prior to their expiration dates.
•
Decrease in prepaid expenses is primarily due to the expensing of advance payments made to various organizations involved in the RHEO-AMD trial due to our suspension of the trial, offset in part by prepaid insurance premiums.

•	Accounts payable and accrued liabilities increased and reflect amounts owed for costs associated with the Company’s activities.
•
The decrease in amounts due to stockholders is due to payments made to TLC Vision during the year ended December 31, 2007 for its payment of benefits of certain employees of the Company and for computer and administrative support.

Cash Provided by Investing Activities

Net cash provided by investing activities for the year ended December 31, 2007 is $4,510,838 and consists of the net sale of short-term investments of $7,885,000 offset in part by the payment of $3,000,000 to the former stockholders of SOLX in connection with the payment of the purchase price, cash in the amount of $267,934 used to acquire fixed assets and cash in the amount of $106,228 used to protect and maintain patents and trademarks.

Net cash provided by investing activities for the year ended December 31, 2006 was $10,418,156 and resulted from cash generated from the sale of short-term investments of $21,841,860. Cash used in investing activities during the period consists of $255,886 used to acquire fixed assets and $105,217 used to protect and maintain patents and trademarks. Additional cash used in investing activities includes cash of $7,906,968 paid by the Company, including costs of acquisition, to acquire SOLX net of cash acquired from SOLX of $34,719. In addition, the Company advanced a total of $2,434,537 to SOLX to support its operations prior to the acquisition. The Company also invested $2,076,312 to acquire 50.1% of the capital stock of OcuSense, on a fully diluted basis, including acquisition costs of $76,312. Cash acquired upon the acquisition of OcuSense was $1,320,497. The $2,076,312 invested by the Company in OcuSense has been utilized to fund the operations of OcuSense.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2007 was $9,201,735 and is made up of gross proceeds in the amount of $10,016,000 raised in the February 2007 private placement of the Shares and the Warrants, less issuance costs of $871,215 which includes the fair value of the Cowen Warrant of $97,222 issued in part payment of the placement fee owed to Cowen and Company, LLC. Cash provided by financing activities also includes cash received in the amount of $2,228 from the exercise of options to purchase shares of common stock of the Company, offset by additional share issuance costs of $42,500 in respect of the shares issued to the former stockholders of SOLX in part payment of the purchase price of SOLX.

Net cash provided by financing activities for the year ended December 31, 2006 was $270,935 and reflects cash received from the exercise of options to purchase shares of common stock of the Company.

Borrowings

On November 30, 2006, we announced that Elias Vamvakas, our Chairman and Chief Executive Officer, had agreed to provide us with a standby commitment to purchase Convertible Debentures of the Company for a Total Commitment Amount of $8,000,000.  Pursuant to the Summary of Terms and Conditions, during the 12-month commitment term commencing on November 30, 2006, upon no less than 45 days’ written notice by the Company to Mr. Vamvakas, Mr. Vamvakas was obligated to purchase Convertible Debentures in the aggregate principal amount specified in such written notice. A commitment fee of 200 basis points was payable by the Company on the undrawn portion of the total $8,000,000 commitment amount. Any Convertible Debentures purchased by Mr. Vamvakas would have carried an interest rate of 10% per annum and would have been convertible, at Mr. Vamvakas’ option, into shares of the Company’s common stock at a conversion price of $2.70 per share. The Summary of Terms and Conditions of the standby commitment further provided that if the Company closed a financing with a third party, whether by way of debt, equity or otherwise and there are no Convertible Debentures outstanding, then, the Total Commitment Amount was to be reduced automatically upon the closing of the financing by the lesser of: (i) the Total Commitment Amount; and (ii) the net proceeds of the financing. On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 in a private placement of shares of its common stock and warrants. The Total Commitment Amount was therefore reduced to zero, thus effectively terminating Mr. Vamvakas’ standby commitment. No portion of the standby commitment was ever drawn down by the Company, and the Company paid Mr. Vamvakas a total of $29,808 in commitment fees in February 2007.

Contractual Obligations and Contingencies

The following table summarizes our contractual commitments as of December 31, 2007 and the effect those commitments are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Commitments	Total		Less than 1 year		1 to 3 years		More than 3 years
	$		$		$		$

Operating leases		445,202		197,374		247,828		—
Royalty payments		1,517,000		135,000		405,000		977,000
Consulting and non-competition agreements		206,286		153,286		56,000

On November 30, 2006, pursuant to the Series A Preferred Stock Purchase Agreement between us and OcuSense, we purchased 1,744,223 shares of OcuSense’s Series A Preferred Stock representing 50.1% of OcuSense’s capital stock on a fully diluted basis for an aggregate purchase price of up to $8,000,000. On the closing of the purchase which took place on November 30, 2006, we paid $2,000,000 of the purchase price. We paid another $2,000,000 installment of the purchase price on January 3, 2007. The Company agreed to make additional payments totaling $4,000,000 upon the attainment of two pre-defined milestones by OcuSense prior to May 1, 2009. In June 2007, we paid OcuSense a total of $2,000,000 upon the attainment of the first of the two pre-defined milestones. We will pay the last $2,000,000 installment of the purchase price upon the attainment by OcuSense of the second of such milestones, provided that the milestone is achieved prior to May 1, 2009. The Series A Preferred Stock Purchase Agreement also makes provision for an ability on our part to increase our ownership interest in OcuSense for nominal consideration if OcuSense fails to meet certain milestones by specified dates. In addition, pursuant to the Series A Preferred Stock Purchase Agreement, we have agreed to purchase $3,000,000 of shares of OcuSense’s Series B Preferred Stock, which shall constitute 10% of OcuSense’s capital stock on a fully diluted basis at the time of purchase, upon OcuSense’s receipt from the FDA of 510(k) clearance for the DED Test and to purchase another $3,000,000 of shares of OcuSense’s Series B Preferred Stock, which shall constitute an additional 10% of OcuSense’s capital stock on a fully diluted basis at the time of purchase, upon OcuSense’s receipt from the FDA of CLIA waiver for the DED Test.

Pursuant to the terms of our distribution agreement with MeSys GmbH, or MeSys, dated January 1, 2002, we undertook a minimum purchase commitment of 25 OctoNova pumps per year beginning after FDA approval of the RHEO™ System, representing an annual commitment after FDA approval of €405,000, or approximately $534,900. The marketing and distributorship agreement with Diamed provides for a minimum purchase of 1,000 OctoNova pumps during the period from the date of the agreement until the end of the five-year period following receipt of FDA approval, representing an aggregate commitment of €16,219,000, or approximately $23,871,935, based on exchange rates as of December 31, 2007.

Off-Balance-Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Financial Condition

Management believes that the existing cash and cash equivalents and short-term investments, together with the net proceeds of the bridge loan, will be sufficient to fund the Company’s anticipated level of operations and other demands and commitments until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008).

As at December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Based on discussions with the Company’s advisors and the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750. We consider this to be an other-than-temporary reduction in the value, accordingly, the impairment associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2007. Although we continue to receive payment of interest earned on these securities, we do not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007. Management will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which we currently expect to be able to sustain its operations in the absence of an additional capital raise by the Company.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

•	the cost and results of development of OcuSense’s TearLab™ test for DED;
•
the cost and results, and the rate of progress, of the clinical trials of the TearLab™ test for DED that will be required to support OcuSense’s application to obtain 510(k) clearance and a CLIA waiver from the FDA to market and sell the TearLab™ test for DED in the United States;

•	OcuSense’s ability to obtain 510(k) approval and a CLIA waiver from the FDA for the TearLab™ test for DED and the timing of such approval, if any;
•	whether government and third-party payors agree to reimburse treatments using the TearLab™ test for DED;
•	the costs and timing of building the infrastructure to market and sell the TearLab™ test for DED;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the effect of competing technological and market developments.

With the suspension of the Company’s RHEO™ System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company’s disposition of SOLX, the Company no longer has any operating business. Its major asset is its 50.1% ownership stake, on a fully diluted basis, in OcuSense. Accordingly, unless we acquire other businesses (which, in light of the Company’s financial condition, is unlikely to occur), our ability to generate any revenues will be dependent almost entirely upon the success of OcuSense.

We cannot begin commercialization of the TearLab™ test for DED in the United States until we receive FDA approval. At this time, we do not know when we can expect to begin to generate revenues from the TearLab™ test for DED in the United States.

We will need additional capital in the future, and our prospects for obtaining it are uncertain. On October 9, 2007, we announced that the Board had authorized management and the Company’s advisors to explore the full range of strategic alternatives available to enhance shareholder value, including, but not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of the Company. For some time prior to the October 9, 2007 announcement, the Company had been seeking to raise additional capital, with the objective of securing funding sufficient to sustain its operations as it had been clear that, unless we were able to raise additional capital, the Company would not have had sufficient cash to support its operations beyond early 2008. Although the Company secured a bridge loan in an aggregate principal amount of $3,000,000 from a number of private parties on February 19, 2008, management believes that these net proceeds, together with the Company’s existing cash and cash-equivalents, will be sufficient to cover its operating activities and other demands only until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008). Additional capital may not be available on terms favorable to us, or at all. In addition, future financings could result in significant dilution of existing stockholders. However, unless we succeed in raising additional capital, we will be unable to continue our operations. See “Risk Factors—Risks Relating to Our Business—Our financial condition and history of losses have caused our auditors to express doubt as to whether we will be able to continue as a going concern.”

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

Revenue Recognition

The Company recognized revenue from the sale of the RHEO™ System, prior to the Company’s announcement of the indefinite suspension of its RHEO™ System clinical development program, which is comprised of OctoNova pumps and the related disposable treatment sets and, prior to the Company’s disposition of SOLX on December 19, 2007, from the sale of the components of the SOLX Glaucoma System which includes the SOLX 790 Titanium Sapphire Laser (“SOLX 790 Laser”) and the SOLX Gold Shunt. The Company received a signed binding purchase order from its customers. The pricing was a negotiated amount between the Company and its customers. The Company sold the components of the SOLX Glaucoma System directly to physicians and also through distributors. Revenue has been reported net of distributors’ commissions.

The Company had the obligation to train its customers and to calibrate the OctoNova pumps delivered to them. Only upon the completion of these services did the Company recognize revenue for the pumps. The Company was also responsible for providing a one-year warranty on the OctoNova pumps, and the estimated cost of providing this service was accrued at the time revenue is recognized. The treatment sets and the components of the SOLX Glaucoma System did not require any additional servicing and revenue was recognized upon passage of title. However, the Company’s revenue recognition policy requires an assessment as to whether collectibility is reasonably assured, which requires the Company to evaluate the creditworthiness of its customers. The result of the assessment could materially impact the timing of revenue recognition.

Bad Debt Reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, a specific allowance against amounts due to the Company is recorded, which reduces the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. As at December 31, 2007 and 2006, the Company had bad debt reserves of $172,992 and nil, respectively. The Company expensed amounts related to bad debt reserves of nil, nil and $518,852 during the years ended December 31, 2007, 2006 and 2005, respectively, and set up a provision for $172,992, nil and $530,445 representing invoices for products shipped, plus related taxes, to a customer during the years ended December 31, 2007, 2006 and 2005, respectively, for which revenue was not recognized due to the likelihood that the customer would not be able to pay for the amounts invoiced.

Inventory Valuation

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.

The Company evaluates its ending inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions.  In addition, the Company assesses whether recent transactions provide indicators as to whether the net realizable value of its inventory is below its recorded cost. In April 2006, the Company sold a number of treatment sets to Veris Health Sciences Inc. (“Veris”) at a price lower than the Company’s cost.  Accordingly, the Company wrote down the value of its treatment sets to reflect this current net realizable value during the year ended December 31, 2006. In light of the Company’s current financial position, on November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond early 2008. Accordingly, the Company has written down the value of its treatment sets and OctoNova pumps, the components of the RHEO™ System, to nil as of December 31, 2007 since the Company is not expected to be able to sell or utilize these treatment sets and OctoNova pumps prior to their expiration dates, in the case of the treatment sets, or before the technologies become outdated.

As at December 31, 2007 and 2006, the Company had inventory reserves of $7,295,545 and $5,101,394, respectively. During the years ended December 31, 2007, 2006 and 2005, the Company recognized a provision related to inventory of $2,790,209, $3,304,124 and $1,990,830, respectively, based on the above analysis.

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

Our intangible assets consist of the value of the exclusive distribution agreements we have with Asahi Medical and MeSys and other acquisition-related intangibles arising from our acquisition of SOLX and OcuSense during fiscal 2006 prior to the sale of SOLX on December 19, 2007. The distribution agreements and other acquisition-related intangible assets are amortized using the straight-line method over an estimated useful life of 15 and 10 years, respectively.

On November 1, 2007, we announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and are in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future.  In accordance with SFAS No. 144, we concluded that its indefinite suspension of the RHEO™ System clinical development program for Dry AMD was a significant event which may affect the carrying value of our distribution agreements. Accordingly, management was required to re-assess whether the carrying value of the Company’s distribution agreements was recoverable as of December 31, 2007. Based on management’s estimates of undiscounted cash flows associated with the distribution agreements, we concluded that the carrying value of the distribution agreements was not recoverable as of December 31, 2007. Accordingly, we recorded an impairment charge of $20,923,028 during the year ended December 31, 2007 to record the distribution agreements at their fair value as of December 31, 2007.

On December 19, 2007, we sold to Solx Acquisition, all of the issued and outstanding shares of the capital stock of SOLX. The sale transaction established fair values for the Company’s recorded goodwill and the Company’s shunt and laser technology and regulatory and other intangible assets acquired upon the acquisition of SOLX on September 1, 2006. Accordingly, management was required to re-assess whether the carrying value of the Company’s shunt and laser technology and regulatory and other intangible assets was recoverable as of December 1, 2007. Based on management’s estimates of undiscounted cash flows associated with these intangible assets, we concluded that the carrying value of these intangible assets was not recoverable as of December 1, 2007. Accordingly, we recorded an impairment charge of $22,286,383 during the year ended December 31, 2007 to record the shunt and laser technology and regulatory and other intangible assets at their fair value as of December 31, 2007.

The Company determined that, as at December 31, 2007, there have been no significant events which may affect the carrying value of its TearLab™ technology. However, the Company’s prior history of losses and losses incurred during the current fiscal year reflects a potential indication of impairment, thus requiring management to assess whether the OcuSense’s TearLab™ technology was impaired as of December 31, 2007. Based on management’s estimates of forecasted undiscounted cash flows as of December 31, 2007, the Company concluded that there is no indication of an impairment of the OcuSense’s TearLab™ technology. Therefore, no impairment charge was recorded during the year ended December 31, 2007.

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

Subsequent to the acquisition of SOLX and OcuSense, the Company determined the fair value of its acquired goodwill based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill.

On December 19, 2007, the Company sold to Solx Acquisition, all of the issued and outstanding shares of the capital stock of SOLX, which had been the glaucoma subsidiary of the Company prior to the completion of this sale. The sale transaction established fair values for the Company’s recorded goodwill and certain of the Company’s intangible assets. Accordingly, the Company performed an impairment test of its recorded goodwill to re-assess whether its recorded goodwill was impaired as at December 1, 2007. Based on the goodwill impairment analysis performed, the Company concluded that a goodwill impairment charge of $14,446,977 should be recorded during the year ended December 31, 2007 to write down the value of its recorded goodwill to its fair value of nil as at December 31, 2007.

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

Impairment of Investments

As at December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750. We consider this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in the Company’s consolidated statement of operations for the year ended December 31, 2007. Although we continue to receive payment of interest earned on these securities, we do not know at the present time when we will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007. We will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which we currently expect to be able to sustain our operations in the absence of an additional capital raise by the Company.

Fair Value of Warrants

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued the Warrants to these investors. The Warrants are five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock. On February 6, 2007, the Company also issued the Cowen Warrant to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants. The Cowen Warrant is a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock. The per share exercise price of the Warrants is $2.20, subject to adjustment, and the Warrants became exercisable on August 6, 2007. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which it is exercisable) are identical to those of the Warrants. The Company accounts for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133 along with related interpretation EITF 00-19. Based on the provisions of EITF 00-19, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, the Company has classified the Warrants and the Cowen Warrant as a current liability as at December 31, 2007. The estimated fair value was determined using the Black-Scholes option-pricing model. In addition, SFAS No. 133 requires the Company to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the Warrants and the Cowen Warrant as at December 31, 2007 and determined the aggregate fair value to be a nominal amount, a decrease of approximately $2,052,578 over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance.

Effective Corporate Tax Rate

Income Taxes

As of December 31, 2007, we had net operating loss carry forwards for federal income taxes of $75 million. Our utilization of the net operating loss and tax credit carry forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

At December 31, 2007, we had recorded a deferred tax liability due to the difference between the fair value of our intangible assets and their tax bases. We also recorded a deferred tax asset, netted off against the deferred tax liability, from the availability of 2007 net operating losses in the United States which may be utilized to reduce taxes in future years. In addition, we also had additional deferred tax asset representing the benefit of net operating loss carry forwards and certain stock issuance costs capitalized for tax purposes. We did not record a benefit for this deferred tax asset because realization of the benefit was uncertain, and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

The Company and its subsidiaries have current and prior year losses available to reduce taxable income and taxes payable in future years which, if not utilized, will expire as follows:

$

2012	3,455,029
2018	4,500,401
2019	1,893,700
2020	4,488,361
2021	3,356,992
2022	2,497,602
2023	1,901,399
2024	6,494,479
2025	12,985,677
2026	12,339,131
2027	21,451,150

Recent Accounting Pronouncements

The adoption of Staff Accounting Bulletin No. 110, “Share-based payments” during fiscal 2007 did not have a material impact on our results of operations and financial position.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007 and for interim periods within those fiscal years.

On February 12, 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No 157” (FSP No. 157”). FSP No. 157-2 amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial  assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008.

On February 14, 2008, FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”).  FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.

We are currently evaluating the impact that the adoption of SFAS No. 157, FSP No. 157-2 and FSP No. 157-1 will have on our results of operations and financial position.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning on or after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The adoption of SFAS No. 159 will not have a material impact on our results of operations and financial position.

In June 2007, FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). EITF No. 06-11 requires that the tax benefits related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF No. 06-11 is effective prospectively to the income tax benefits on dividends declared in fiscal years beginning on or after December 15, 2007. We are currently evaluating the impact the adoption of EITF No. 06-11 will have on our results of operations and financial position.

In December 2007, FASB issued Statement No. 141R (revised 2007), “Business Combinations (a revision of Statement No. 141)” (“SFAS No. 141R”). SFAS No. 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including those business combinations achieved without the transfer of consideration. SFAS No. 141R retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. SFAS No. 141R expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. In addition, SFAS No. 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Also, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. SFAS No. 141R is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS No. 141R will have on our results of operations and financial position.

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that consolidated net income include the amounts attributable to both the parent and the non-controlling interest. SFAS No. 160 is effective for interim periods beginning on or after December 15, 2008. We are currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on our results of operations and financial position.

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

As at December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750. We consider this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in the Company’s consolidated statement of operations for the year ended December 31, 2007. Although we continue to receive payment of interest earned on these securities, we do not know at the present time when we will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007. We will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which we currently expect to be able to sustain our operations in the absence of an additional capital raise by the Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

OccuLogix, Inc.

December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OccuLogix, Inc.

We have audited the accompanying consolidated balance sheets of OccuLogix, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006 and the consolidated result of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that OccuLogix, Inc. will continue as a going concern.  As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to these consolidated financial statements, the Company changed its accounting policy in regards to the accounting for income taxes for the year ended December 31, 2007. Additionally, as discussed in Note 16(e), the Company changed its accounting policy in regards to the accounting for stock-based compensation during the year ended December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OccuLogix, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2008 expressed an unqualified opinion thereon.

Toronto, Canada,	Chartered Accountants
March 14, 2008.	Licensed Public Accountants

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
(Going Concern Uncertainty – See Note 1)

	As of December 31,
	2007 $	2006 (restated – note 10) $
ASSETS
Current
Cash and cash equivalents	2,235,832	5,705,235
Short-term investments	—	9,785,000
Amounts receivable, net of bad debt reserves of $172,992 in 2007 and nil in 2006 (note 12(e))	374,815	165,409
Inventory, net of provision for inventory obsolescence of $7,295,545 in 2007 and $5,101,394 in 2006	—	2,344,638
Prepaid expenses	481,121	548,883
Other current assets	10,442	10,442
Current assets relating to discontinued operations (note 10)	—	618,154
Total current assets	3,102,210	19,177,761
Fixed assets, net (note 6)	122,286	574,310
Patents and trademarks, net (note 7)	139,437	234,841
Investments (note 1)	863,750	—
Intangible assets, net (note 8)	5,770,677	26,876,732
Goodwill (note 5)	—	—
Other assets relating to discontinued operations (note 10)	—	43,540,051
	9,998,360	90,403,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable (note 12)	1,192,807	162,705
Accrued liabilities (notes 12 and 14)	2,873,451	1,837,158
Due to stockholders (note 11)	32,814	152,406
Current portion of other long-term liability (note 4)	—	3,000,000
Current liabilities relating to discontinued operations (note 10)	—	486,466
Total current liabilities	4,099,072	5,638,735
Deferred tax liability, net (note 13)	—	7,851,667
Other long-term liability (note 4)	—	3,420,609
Other liabilities relating to discontinued operations (note 10)	—	11,087,750
Total liabilities	4,099,072	27,998,761
Commitments and contingencies (note 15)
Minority interest	—	1,184,844
Stockholders’ equity
Capital stock (note 16)
Common stock	57,306	50,627
Par value of $0.001 per share;
Authorized: 75,000,000; Issued and outstanding:
December 31, 2007 – 57,306,145; December 31, 2006 – 50,626,562
Additional paid-in capital	362,402,899	354,191,066
Accumulated deficit	(356,560,917)	(293,021,603)
Total stockholders’ equity	5,899,288	61,220,090
	9,998,360	90,403,695

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)

	Years ended December 31,
	2007		2006		2005
			(restated – note 10)
	$		$		$
Revenue
Sales to related parties (note 12)		—		—		81,593
Sales to unrelated parties		91,500		174,259		1,758,696
Total revenue		91,500		174,259		1,840,289
Cost of goods sold
Cost of goods sold to related parties (note 12)		—		—		43,236
Cost of goods sold to unrelated parties		2,298,103		3,428,951		3,250,866
Royalty costs		100,000		100,000		100,000
Total cost of goods sold		2,398,103		3,528,951		3,394,102
		(2,306,603)		(3,354,692)		(1,553,813)
Operating expenses
General and administrative (notes 11, 12 and 16)		7,373,726		8,407,501		8,670,394
Clinical and regulatory (notes 12 and 16)		8,675,552		4,921,771		5,167,549
Sales and marketing (notes 12 and 16)		1,413,459		1,625,188		2,165,337
Impairment of goodwill (note 5)		—		65,945,686		147,451,758
Impairment of intangible asset (note 8)		20,923,028		—		—
Restructuring charges (note 9)		1,312,721		819,642		—
		39,698,486		81,719,788		163,455,038
Loss from continuing operations		42,005,089		(85,074,480)		(165,008,851)
Other income (expenses)
Interest income		609,933		1,370,208		1,593,366
Changes in fair value of warrant obligation		1,882,497		—		—
Impairment of investments (note 1)		(1,036,250)		—		—
Interest expense		(17,228)		(14,896)		—
Other		18,010		30,935		(57,025)
Minority interest		2,182,843		157,624		—
		3,639,805		1,543,871		1,536,341
Loss from continuing operations before income taxes		(38,365,284)		(83,530,609)		(163,472,510)
Recovery of income taxes (note 13)		5,654,868		2,888,490		642,529
Loss from continuing operations		(32,710,416)		(80,642,119)		(162,829,981)
Loss from discontinued operations (note 10)		(35,428,898)		(1,542,384)		—
Net loss for the year		(68,139,314)		(82,184,503)		(162,829,981)
Weighted average number of shares outstanding – basic and diluted		56,628,186		44,979,692		41,931,240
Loss from continuing operations per share – basic and diluted		$(0.58)		$(1.79)		$(3.88)
Loss from discontinued operations per share – basic and diluted		(0.62)		(0.04)		—
Net loss per share – basic and diluted		$(1.20)		$(1.83)		$(3.88)

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(expressed in U.S. dollars)

	Voting common stock at par value				Additional paid-in capital		Accumulated deficit		Accumulated other comprehensive loss		Stockholders’ equity
	shares issued
	#		$		$		$		$		$

Balance, December 31, 2004		41,806,768		41,807		336,063,557		(48,007,119)		—		288,098,245
Stock-based compensation (note 16(e))		—		—		224,776		—		—		224,776
Stock issued on exercise of options (note 16(e))		279,085		279		230,956		—		—		231,235
Subscription receivable		—		—		221,661		—		—		221,661
Contribution of inventory from related party (note 12)		—		—		167,730		—		—		167,730
Contribution of inventory from unrelated party		—		—		15,652		—		—		15,652
Fractional payout of converted shares due to preferred stockholders		—		—		(45)		—		—		(45)
Additional share issue costs related to initial public offering (note 16(d))		—		—		(88,714)		—		—		(88,714)
Net loss for the year		—		—		—		(162,829,981)		—		(162,829,981)
Balance, December 31, 2005		42,085,853		42,086		336,835,573		(210,837,100)		—		126,040,559
Stock-based compensation (note 16(e))		—		—		2,111,481		—		—		2,111,481
Stock issued on exercise of options (note 16(e))		140,726		141		270,794		—		—		270,935
Free inventory returned to related party (note 12)		—		—		(60,000)		—		—		(60,000)
Contribution of inventory from unrelated party		—		—		11,994		—		—		11,994
Shares issued on acquisition of Solx, Inc. (notes 4 and 16(d))		8,399,983		8,400		15,027,570		—		—		15,035,970
Shares issue costs		—		—		(21,908)		—		—		(21,908)
Change in OcuSense, Inc.’s stockholders’ equity, stock-based compensation		—		—		15,562		—		—		15,562
Net loss for the year		—		—		—		(82,184,503)		—		(82,184,503)
Balance, December 31, 2006		50,626,562		50,627		354,191,066		(293,021,603)		—		61,220,090

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY continued
(expressed in U.S. dollars)

	Voting common stock at par value				Additional paid-in capital		Accumulated deficit		Accumulated other comprehensive loss		Stockholders’ equity
	shares issued
	#		$		$		$		$		$
Balance, December 31, 2006 (balance forward)		50,626,562		50,627		354,191,066		(293,021,603)		—		61,220,090
Net loss for the year		—		—		—		(68,139,314)		—		(68,139,314)
Unrealized loss on investments		—		—		—		—		(1,036,250)		(1,036,250)
Impairment of investments		—		—		—		—		1,036,250		1,036,250
Comprehensive loss												(68,139,314)
Cumulative effect of adoption of FIN 48		—		—		—		4,600,000		—		4,600,000
Stock-based compensation (note 16(e))		—		—		325,666		—		—		325,666
Stock issued on exercise of options (note 16(e))		2,250		2		2,226		—		—		2,228
Contribution of inventory from related party (note 12)		—		—		384,660		—		—		384,660
Contribution of inventory from unrelated party		—		—		33,643		—		—		33,643
Shares issued on private placement of common stock (note 16(d))		6,677,333		6,677		8,053,967		—		—		8,060,644
Shares issue costs		—		—		(743,634)		—		—		(743,634)
Change in OcuSense, Inc.’s stockholders’ equity, stock-based compensation		—		—		155,305		—		—		155,305
Balance, December 31, 2007		57,306,145		57,306		362,402,899		(356,560,917)		—		5,899,288

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)

	Years ended December 31,
	2007	2006	2005
	$	$	$
OPERATING ACTIVITIES
Net loss for the year	(68,139,314)	(82,184,503)	(162,829,981)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation (note 16(e))	480,971	2,127,043	224,776
Amortization of fixed assets	844,948	213,488	99,301
Amortization of patents and trademarks	195,494	5,608	5,712
Amortization of intangible assets	4,578,027	2,749,212	1,716,667
Impairment of goodwill (note 5)	14,446,977	65,945,686	147,451,758
Impairment of intangible assets (note 8)	43,209,411	—	—
Accretion expense (note 4)	857,400	273,195	—
Amortization of premiums/discounts on short-term investments	—	35,985	147,337
Subscription receivable – provision for doubtful amount	—	—	34,927
Change in fair value of warrant obligation (note 16(f))	(1,882,497)	—	—
Impairment of investments	1,036,250	—	—
Deferred income taxes (note 13)	(15,004,750)	(4,065,962)	(635,167)
Minority interest	(2,182,843)	(157,624)	—
Net change in non-cash working capital balances related to operations (note 17)	4,342,488	509,528	(4,925,650)
Cash used in operating activities	(17,217,438)	(14,548,344)	(18,710,320)
INVESTING ACTIVITIES
Sale of short-term investments	7,885,000	21,841,860	10,689,818
Additions to fixed assets	(267,934)	(255,886)	(202,273)
Additions to patents and trademarks	(106,228)	(105,217)	(36,290)
Acquisition costs (note 4)	—	(949,499)	—
Advance to Solx, Inc., pre-acquisition	—	(2,434,537)	—
Payments for acquisitions, net of cash acquired (note 4)	(3,000,000)	(7,678,565)	—
Cash provided by investing activities	4,510,838	10,418,156	10,451,255
FINANCING ACTIVITIES
Proceeds from exercise of common stock options (note 16(e))	2,228	270,935	231,235
Proceeds from exercise of Series A convertible preferred stock warrants (note 16(f))	—	—	186,734
Fractional payout of converted shares due to preferred stockholders	—	—	(792)
Share issuance costs	(816,493)	—	(88,714)
Proceeds from issuance of common stock (note 16(d))	10,016,000	—	—
Cash provided by financing activities	9,201,735	270,935	328,463
Net decrease in cash and cash equivalents during the year	(3,504,865)	(3,859,253)	(7,930,602)
Cash and cash equivalents, beginning of year	5,740,697	9,599,950	17,530,552
Cash and cash equivalents, end of year	2,235,832	5,740,697 (i)	9,599,950

See accompanying notes

(i)	As at December 31, 2006, cash and cash equivalents of $5,740,697 include cash and cash equivalents of discontinued operations of $35,462.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
(expressed in U.S. dollars except as otherwise noted)

1. NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Nature of Operations

OccuLogix, Inc. (the “Company”) is an ophthalmic therapeutic company founded to commercialize innovative treatments for age-related eye diseases. Until recently, the Company operated two business divisions, being Retina and Glaucoma. Until recently, the Company’s Retina division was in the business of developing and commercializing a treatment for dry age-related macular degeneration, or Dry AMD. The Company’s product for Dry AMD, the RHEO™ System, contains a pump that circulates blood through two filters and is used to perform the Rheopheresis™ procedure, which is referred to under the Company’s trade name RHEO™ Therapy. The Rheopheresis™ procedure is a blood filtration procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD, the most common form of the disease.

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

On June 8, 2006, the Company met with the FDA to discuss the results of MIRA-1 and the impact the results will have on its application to market the RHEO™ System in the United States.  In light of MIRA-1’s failure to meet its primary efficacy endpoint, the FDA advised that it will require an additional study of the RHEO™ System to be performed. On January 29, 2007, the Company announced that it had obtained Investigational Device Exemption clearance from the FDA to commence the new pivotal clinical trial of the RHEO™ System called RHEO-AMD, or Safety and Effectiveness in a Multi-Center, Randomized, Sham-Controlled Investigation for Dry Non-exudative Age-Related Macular Degeneration (AMD) using Rheopheresis.

However, on November 1, 2007, the Company announced the indefinite suspension of its RHEO™ System clinical development program. This decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and in light of the Company’s financial position. The Company is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future. Subsequent to the Company’s fiscal 2007 year-end, as of February 25, 2008, the Company has terminated its relationship with Asahi Kasei Kuraray Medical Co., Ltd. (formerly Asahi Kasei Medical Co., Ltd.), or Asahi Medical. Asahi Medical manufactures, and supplied the Company with the Rheofilter filter and the Plasmaflo filter, both of which are key components of the RHEO™ System. The Company is also engaged in discussions with Diamed Medizintechnik GmbH, or Diamed, and MeSys GmbH, or MeSys, regarding the termination of its relationship with each of them.  Diamed is the designer, and MeSys is the manufacturer, of the OctoNova pump, another key component of the RHEO™ System.

In anticipation of the delay in the commercialization of the RHEO™ System in the United States as a result of the MIRA-1 study’s failure to meet its primary efficacy endpoint and the FDA’s requirement of the Company to conduct an additional study of the RHEO™ System, the Company accelerated its diversification plans and, on September 1, 2006, acquired Solx, Inc., or SOLX, a Boston University Photonics Center-incubated company that has developed a system for the treatment of glaucoma, called the SOLX Glaucoma System. The SOLX Glaucoma System developed by SOLX includes the SOLX 790 Laser and the SOLX Gold Shunt which can be used separately or together to provide physicians with multiple options to manage intraocular pressure or IOP (note 4). Upon the acquisition of SOLX, SOLX became the Glaucoma division of the Company.

On December 20, 2007, the Company announced the sale of all of the issued and outstanding capital stock of SOLX to Solx Acquisition, Inc., or Solx Acquisition, a company wholly owned by Doug P. Adams, the founder of SOLX and who, until the closing of the sale, had been serving as an executive officer of the Company in the capacity of President & Founder, Glaucoma Division. The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of:  (i) on December 19, 2007, the closing date of the sale, the assumption by Solx Acquisition of all of the liabilities of the Company, as they related to SOLX’s business, incurred on or after December 1, 2007, and the Company’s obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by Solx Acquisition of all of the expenses that the Company had paid to the closing date, as they related to SOLX’s business during the period commencing on December 1, 2007; (iii) during the period commencing on the closing date and ending on the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 5% of the worldwide net sales of these products. In order to secure the obligation of Solx Acquisition to make these royalty payments, SOLX granted to the Company a subordinated security interest in certain of its intellectual property. In connection with the sale of SOLX, those employees of the Company, whose roles and responsibilities related mainly to SOLX’s business, ceased to be employees of the Company and became employees of Solx Acquisition or SOLX.

As part of its accelerated diversification plans, on November 30, 2006, the Company acquired 50.1% of the capital stock, on a fully diluted basis, of OcuSense, Inc., or OcuSense, a San Diego-based company that is in the process of developing technologies that will enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers using nanoliters of tear film (note 4).

With the suspension of the Company’s RHEO™ System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company’s disposition of SOLX, the Company no longer has any operating business. Its major asset is its 50.1% ownership stake, on a fully diluted basis, in OcuSense.

Going concern uncertainty

The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company has sustained substantial losses of $68,139,314, $82,184,503 and $162,829,981 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s working capital deficiency at December 31, 2007 is $996,862, which represents a $14,535,888 reduction of its working capital of $13,539,026 at December 31, 2006. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

On February 19, 2008, the Company announced that it has secured a bridge loan in an aggregate principal amount of $3,000,000 (less transaction costs of approximately $200,000) from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The Company has pledged its shares of the capital stock of OcuSense as collateral for the loan.

Management believes that these proceeds, together with the Company’s existing cash, will be sufficient to cover its operating activities and other demands only until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008) (note 4).  The Company currently is not generating cash from operations, and most of its cash has been, and is being, utilized to fund its operations and to fund deferred acquisition payments. The Company’s operating expenses have consisted mostly of expenses relating to the furtherance of its clinical trial activities, the commercialization of the SOLX Glaucoma System in Europe and the completion of the product development of the TearLab™ test for dry eye disease, or DED.  Unless the Company raises additional capital, it will not have sufficient cash to support its operations beyond approximately the end of April 2008.

On October 9, 2007, the Company announced that its Board of Directors, or the Board, had authorized management and the Company’s advisors to explore the full range of strategic alternatives available to enhance shareholder value. These alternatives may include, but are not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of OccuLogix. In making the announcement, the Company stated that there can be no assurance that the exploration of strategic alternatives will result in a transaction. To date, the Company has not disclosed, nor does it intend to disclose, developments with respect to its exploration of strategic alternatives unless and until the Board, has approved a specific transaction.

For some time prior to the October 9, 2007 announcement, the Company had been seeking to raise additional capital, with the objective of securing funding sufficient to sustain its operations as it had been clear that, unless the Company was able to raise additional capital, the Company would not have had sufficient cash to support its operations beyond early 2008. The Board’s decisions to suspend the Company’s RHEO™ System clinical development program and to dispose of SOLX were made and implemented in order to conserve as much cash as possible while the Company continued its capital-raising efforts.

On January 9, 2008, the Company announced the departure, or pending departure, of seven members of its executive team and, commencing on February 1, 2008, a 50% reduction in the salary of each of Elias Vamvakas, its Chairman and Chief Executive Officer, and Tom Reeves, its President and Chief Operating Officer. By January 31, 2008, a total of 12 non-executive employees of the Company left the Company’s employment.

As at December 31, 2007, the Company had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750. The Company considers this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in the Company’s consolidated statement of operations for the year ended December 31, 2007. Although the Company continues to receive payment of interest earned on these securities, the Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007. Management will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which the Company currently expects to be able to sustain its operations in the absence of an additional capital raise by the Company.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company were not able to continue in existence as a going concern.

2. CORRECTION OF PRIOR YEARS’ COMPARATIVE FINANICAL STATEMENTS

In accordance with the U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company’s comparative consolidated financial statements have been corrected to reflect the Company’s accounting for stock options granted during fiscal 2005 to certain consultants that were subject to performance conditions.  The vesting of these options was contingent upon the attainment of FDA approval of the RHEO™ System.  These stock options were accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and subsequently in accordance with SFAS No. 123(R) (revised 2004), “Stock-Based Compensation” (“SFAS No. 123R”) upon the Company’s adoption of SFAS No. 123(R) on January 1, 2006. The total fair value of these options was estimated at the date of grant and was being amortized, over the Company’s estimate of the expected vesting period, as stock-based compensation expense in the Company’s consolidated statements of operations.  In preparing the consolidated financial statements for the year ended December 31, 2007, the Company noted that these options should have been accounted for in accordance with Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18”) which requires that if, on the measurement date of the award, the quantity or any of the terms of the equity instruments are dependent on the achievement of performance conditions which result in a range of fair values, the lowest aggregate amount should be used.

Based on the provisions of EITF 96-18, the Company concluded that no stock-based compensation expense should have been recorded for these options. Since the effect of the error on the individual prior periods’ consolidated financial statements was immaterial, the Company has adjusted the comparative consolidated financial statements of prior years to reflect the correction of this error without undertaking a restatement of the prior periods’ consolidated financial statements. The following financial statement line items for fiscal 2006 and 2005 were affected by the correction of the error.
	Previously reported	Corrected amount	Effect of error
	$	$	$
Balance Sheets

As of December 31, 2006

Additional paid-in capital	354,320,116	354,191,066	(129,050)
Accumulated deficit	(293,150,653)	(293,021,603)	129,050

As of December 31, 2005

Additional paid-in capital	336,977,578	336,835,573	(142,005)
Accumulated deficit	(210,979,105)	(210,837,100)	142,005

Statements of Operations

Year ended December 31, 2006

General and administrative(i)	8,452,915	8,407,501	45,414
Clinical and regulatory(i)	4,956,207	4,921,771	34,436
Sales and marketing(i)	1,639,428	1,625,188	14,240
Loss from continuing operations	(80,736,209)	(80,642,119)	94,090
Cumulative effect of a change in accounting principle	107,045	—	(107,045)
Net loss for the year	(82,171,548)	(82,184,503)	(12,955)

Year ended December 31, 2005

General and administrative expenses	8,729,456	8,670,394	59,062
Clinical and regulatory expenses	5,250,492	5,167,549	82,943
Loss from continuing operations	(162,971,986)	(162,829,981)
Net loss for the year	(162,971,986)	(162,829,981)	142,005

	Previously reported	Corrected amount	Effect of error
	$	$	$

Statements of Cash Flows

Year ended December 31, 2006

Operating Activities
Adjustments to reconcile net loss to cash used in operations
Stock-based compensation(i)	2,221,133	2,127,043	94,090
Cumulative effect of a change in accounting principle	(107,045)	—	(107,045)

Year ended December 31, 2005

Operating Activities
Adjustments to reconcile net loss to cash used in operations
Stock-based compensation	366,781	224,776	142,005

(i)	The comparative figures for the year ended December 31, 2006 have been reclassified to reflect the effect of discontinued operations.

The cumulative effect of the correction for the years ended December 31, 2006 and 2005 on basic and diluted net loss per share was nil.

3. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Some of the Company’s more significant estimates include those related to uncollectible receivables, stock-based compensation, investments and its intangible assets. Actual results could differ from those estimates.

Revenue recognition

Prior to the Company’s announcement of the indefinite suspension of its RHEO™ System clinical development program, the Company recognized revenue from the sale of the RHEO™ System, which is comprised of OctoNova pumps and the related disposable treatment sets, and, prior to the Company’s disposition of SOLX on December 19, 2007, the Company recognized revenue from the sale of the components of the SOLX Glaucoma System which includes the SOLX 790 Titanium Sapphire Laser (“SOLX 790 Laser”) and the SOLX Gold Shunt. The Company received a signed binding purchase order from its customers. The pricing was a negotiated amount between the Company and its customers. The Company sold the components of the SOLX Glaucoma System directly to physicians and also through distributors. Revenue has been reported net of distributors’ commissions.

The Company had the obligation to train its customers and to calibrate the OctoNova pumps delivered to them. Only upon the completion of these services did the Company recognize revenue for the pumps. The Company was also responsible for providing a one-year warranty on the OctoNova pumps, and the estimated cost of providing this service was accrued at the time revenue was recognized. The treatment sets and the components of the SOLX Glaucoma System did not require any additional servicing and revenue was recognized upon passage of title. However, the Company’s revenue recognition policy requires an assessment as to whether collectibility is reasonably assured, which requires the Company to evaluate the creditworthiness of its customers. The result of the assessment could materially impact the timing of revenue recognition.

Cost of goods sold

Cost of sales includes costs of goods sold and royalty costs. The Company’s cost of goods sold consists primarily of costs for the manufacture of the RHEO™ System, prior to the Company’s announcement of the indefinite suspension of its RHEO™ System clinical development program, and, the SOLX Glaucoma System, prior to the Company’s disposition of SOLX on December 19, 2007. Cost of sales also includes the costs the Company incurs for the purchase of component parts from its suppliers, applicable freight and shipping costs, fees related to warehousing, logistics inventory management and recurring regulatory costs associated with conducting business and ISO certification. In addition to these direct costs, included in the cost of goods sold are licensing costs associated with distributing the RHEO™ System in Canada and minimum royalty payments due to Mr. Hans Stock and Dr. Richard Brunner that are only recoverable based on sufficient volume (notes 11 and 12).

Cash and cash equivalents

Cash and cash equivalents comprise cash on hand and highly liquid short-term investments with original maturities of 90 days or less at the date of purchase.

Investments

Investments consist of investments in auction rate securities. These investments are classified as available-for-sale securities and are recorded at fair value with unrealized gains or losses reported in accumulated other comprehensive income unless the fair value is determined to be less than the carrying value and that this reduction in value is other than temporary.  In such circumstances, the reduction in the carrying value is included in the determination of net loss. All of the auction rate securities have contractual maturities of more than three years.

Bad debt reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, a specific allowance against amounts due to the Company is recorded, which reduces the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. As at December 31, 2007 and 2006, the Company had bad debt reserves of $172,992 and nil, respectively. The Company expensed amounts related to bad debt reserves of nil, nil and $518,852 during the years ended December 31, 2007, 2006 and 2005, respectively, and set up a provision for $172,992, nil and $530,445 representing invoices for products shipped, plus related taxes, to a customer during the years ended December 31, 2007, 2006 and 2005, respectively, for which revenue was not recognized due to the likelihood that the customer would not be able to pay for the amounts invoiced.

Inventory

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.

The Company evaluates its ending inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions.  In addition, the Company assesses whether recent transactions provide indicators as to whether the net realizable value of its inventory is below its recorded cost. In April 2006, the Company sold a number of treatment sets to Veris Health Sciences Inc. (“Veris”) at a price lower than the Company’s cost.  Accordingly, the Company wrote down the value of its treatment sets to reflect this current net realizable value during the year ended December 31, 2006. In light of the Company’s current financial position, on November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company had been unable to raise additional capital, it would not have had sufficient cash to support its operations beyond early 2008. Accordingly, the Company has written down the value of its treatment sets and OctoNova pumps, the components of the RHEO™ System, to nil as of December 31, 2007 since the Company is not expected to be able to sell or utilize these treatment sets and OctoNova pumps prior to their expiration dates, in the case of the treatment sets, or before the technologies become outdated.

As at December 31, 2007 and 2006, the Company had inventory reserves of $7,295,545 and $5,101,394, respectively. During the years ended December 31, 2007, 2006 and 2005, the Company recognized a provision related to inventory of $2,790,209, $3,304,124 and $1,990,830, respectively, based on the above analysis.

Fair value of financial instruments

Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair values of cash and cash equivalents, amounts receivable, accounts payable, accrued liabilities and amounts due from and to stockholders approximate their carrying values due to the short-term maturities of these instruments.

Fixed assets

Fixed assets are recorded at cost less accumulated amortization. Amortization is calculated using the straight-line method, commencing when the assets become available for productive use, based on the following estimated useful lives:

Furniture and office equipment	2 – 7 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of useful life or initial term of the lease
Medical equipment	1 – 5 years

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

The Company’s intangible assets as at December 31, 2007 are comprised of the value of the exclusive distribution agreements the Company had with Asahi Medical, Diamed and MeSys and the value of the TearLab™ technology acquired upon the acquisition of 50.1% of the capital stock of OcuSense on a fully diluted basis. The Company’s intangible assets are being amortized using the straight-line method over an estimated useful life of 10 years.

Patents and trademarks

Patents and trademarks are recorded at historical cost and are amortized using the straight-line method over their estimated useful lives, not to exceed 15 years.

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

Income taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosure.

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

Stock-based compensation

The Company accounts for stock-based compensation expense for its employees in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award. The Company has selected the Black-Scholes option-pricing model as its method of determining the fair value for all its awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods (note 16(e)).

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

The following are potentially dilutive securities which have not been used in the calculation of diluted loss per share as they are anti-dilutive:

	Years ended December 31,
	2007 #	2006 #	2005 #

Stock options	4,787,387	4,237,221	4,107,614
Warrants	2,764,416	—	—

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

Comparative figures

Certain of the comparative figures have been reclassified to conform to the current year’s method of presentation and to reflect the effect of discontinued operations.

Recent accounting pronouncements

The adoption of SAB No. 110, “Share-based payments”, during fiscal 2007 did not have a material impact on the Company’s results of operations and financial position:

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007 and for interim periods within those fiscal years.

On February 12, 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No 157” (FSP No. 157”). FSP No. 157-2 amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial  assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008.

On February 14, 2008, FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”).  FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.

The Company is currently evaluating the impact that the adoption of SFAS No. 157, FSP No. 157-2 and FSP No. 157-1 will have on its results of operations and financial position.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning on or after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The adoption of SFAS No. 159 will not have a material impact on the Company’s results of operations and financial position.

In June 2007, FASB’s EITF issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). EITF No. 06-11 requires that the tax benefits related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF No. 06-11 is effective prospectively to the income tax benefits on dividends declared in fiscal years beginning on or after December 15, 2007. The Company is currently evaluating the impact the adoption of EITF No. 06-11 will have on its results of operations and financial position.

In December 2007, FASB issued Statement No. 141R (revised 2007), “Business Combinations (a revision of Statement No. 141)” (“SFAS No. 141R”). SFAS No. 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including those business combinations achieved without the transfer of consideration. SFAS No. 141R retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. SFAS No. 141R expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. In addition, SFAS No. 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Also, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. SFAS No. 141R is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 141R will have on its results of operations and financial position.

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that consolidated net income include the amounts attributable to both the parent and the non-controlling interest. SFAS No. 160 is effective for interim periods beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its results of operations and financial position.

4. ACQUISITIONS

During the fiscal year ended December 31, 2006, the Company completed two acquisitions. The results of each purchase acquisition are included in the Company’s consolidated statements of operations from the date of each acquisition. There were no acquisitions made during fiscal 2007.

The Company’s acquisitions during fiscal 2006 are described below.

Solx, Inc.

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

The Company acquired SOLX by way of a merger, in connection with which the Company issued an aggregate of 8,399,983 shares of its common stock and paid $7,000,000 in cash to the stockholders of SOLX. The Company made an additional payment of $3,000,000 in cash on the first anniversary of the September 1, 2006 closing and was expected to make an additional payment of $5,000,000 in cash to the former stockholders of SOLX on the second anniversary of the September 1, 2006 closing.  In addition, if SOLX received final FDA approval for the marketing and sale of the SOLX Gold Shunt on or prior to December 31, 2007, the Company was expected to make an additional $5,000,000 in cash to the former stockholders of SOLX. The stock consideration was valued based on a per share price of $1.79, being the weighted-average closing sale price of the Company’s common stock as traded on the NASDAQ Global Market (“NASDAQ”) over the two-day trading period before and after August 1, 2006, being the date the terms of the acquisition of SOLX were agreed to and announced.  The Company recorded the cash payment paid on the first anniversary of the closing date as a current liability as of December 31, 2006. The $5,000,000 due on the second anniversary of the closing date was recorded as a long-term liability at its present value, discounted at the incremental borrowing rate of the Company as at August 1, 2006. The difference between the discounted value and the $5,000,000 payable was being amortized using the effective yield method over the two-year period with the monthly expense being charged as an interest expense in the Company’s consolidated statements of operations. In accordance with SFAS No. 141, “Business Combinations”, the contingent payment of $5,000,000 was not included in the determination of the purchase price or recorded as a liability as the receipt of FDA approval for the marketing and sale of the SOLX Gold Shunt on or prior to December 31, 2007 was subject to many variables, the outcome of which was not determinable beyond reasonable doubt.

The total purchase price of $29,068,443, which included acquisition-related transaction costs of $851,279, was allocated as follows:

$

Net tangible assets	(2,908,384)
Deferred tax liability	(12,270,150)
Intangible assets:
Shunt and laser technology	27,000,000
Regulatory and other	2,800,000
14,621,466
Goodwill	14,446,977
29,068,443

Acquisition-related transaction costs included investment banking, legal and accounting fees and other third-party costs directly related to the acquisition.

In estimating the fair value of the intangible assets acquired, the Company considered a number of factors, including the valuation performed by an independent third-party valuator that used the income approach to value SOLX’s shunt and laser technology (consisting of the SOLX Gold Shunt and the SOLX 790 Laser) and the cost approach to value the regulatory and other intangible assets acquired (note 8).

On December 19, 2007, the Company sold all of the issued and outstanding capital stock of SOLX to Solx Acquisition. The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of:  (i) on the closing date of the sale, the assumption by Solx Acquisition of all of the liabilities of the Company related to SOLX’s business, incurred on or after December 1, 2007, and the Company’s obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by Solx Acquisition of all of the expenses that the Company had paid to the closing date, as they related to SOLX’s business during the period commencing on December 1, 2007; (iii) during the period commencing on the closing date and ending on the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 5% of the worldwide net sales of these products. In order to secure the obligation of Solx Acquisition to make these royalty payments, SOLX granted to the Company a subordinated security interest in certain of its intellectual property. The results of operations of SOLX from September 1, 2006, the date the Company acquired SOLX, to December 19, 2007, the closing date of the sale, have been included in discontinued operations in the Company’s consolidated statements of operations (note 10).

OcuSense, Inc.

On November 30, 2006, the Company acquired 50.1% of the capital stock of OcuSense, measured on a fully diluted basis. OcuSense’s first product, which is currently under development, is a hand-held tear film test for the measurement of osmolarity, a quantitative and highly specific biomarker that has shown to correlate with dry eye disease, or DED. The test is known as the TearLab™ test for DED. The results of OcuSense’s operations have been included in the Company’s consolidated financial statements since November 30, 2006.

Pursuant to the terms of the Series A Preferred Stock Purchase Agreement (the “Series A Preferred Stock Purchase Agreement”), dated as of November 30, 2006, between OcuSense and the Company, the Company purchased 1,754,589 shares of OcuSense’s Series A Preferred Stock, par value of $0.001 per share, representing 50.1% of OcuSense’s capital stock on a fully diluted basis for an aggregate purchase price of up to $8,000,000 (the “Purchase Price”). On the closing of the purchase which took place on November 30, 2006, the Company paid $2,000,000 of the Purchase Price. The Company paid another $2,000,000 installment of the Purchase Price on January 3, 2007. In June 2007, the Company paid the third $2,000,000 installment of the Purchase Price upon the attainment by OcuSense of the first of two pre-defined milestones. The Company is expected to pay the last $2,000,000 installment of the Purchase Price upon the attainment by OcuSense of the second of such milestones, provided that the milestone is achieved prior to May 1, 2009. The contingent payments totaling $4,000,000, $2,000,000 of which has been paid during fiscal 2007, were not included in the determination of the Purchase Price or recorded as a liability as at December 31, 2006 as the attainment by OcuSense of the two pre-determined milestones prior to May 1, 2009 was subject to many variables, the outcome of which is not determinable beyond reasonable doubt. Upon the payment of the first contingent amount in June 2007, the carrying value of the TearLab™ technology acquired upon the acquisition of OcuSense was increased by $1,663,333, which reflects the minority interest portion of the $2,000,000 paid to OcuSense in the amount of $998,000 and the additional deferred tax liability of $665,333 recorded based on the difference between the increase in the carrying value of the TearLab™ technology and its tax basis (note 8).

The Series A Preferred Stock Purchase Agreement also makes provision for an ability on the part of the Company to increase its ownership interest in OcuSense for nominal consideration if OcuSense fails to meet certain other milestones by specified dates. In addition, pursuant to the Series A Preferred Stock Purchase Agreement, the Company has agreed to purchase $3,000,000 of shares of OcuSense’s Series B Preferred Stock, which shall constitute 10% of OcuSense’s capital stock on a fully diluted basis at the time of purchase, upon OcuSense’s receipt from the FDA of 510(k) clearance for the TearLab™ test for DED and to purchase another $3,000,000 of shares of OcuSense’s Series B Preferred Stock, which shall constitute an additional 10% of OcuSense’s capital stock on a fully diluted basis at the time of purchase, upon OcuSense’s receipt from the FDA of Clinical Laboratory Improvement Amendments, or CLIA, waiver for the TearLab™ test for DED.

The adjusted purchase price of $5,169,098 includes acquisition-related transaction costs of $171,098. Acquisition-related transaction costs include legal fees and other third-party costs directly related to the acquisition.

The adjusted purchase price of $5,169,098 (2006 - $4,171,098) has been allocated as follows:

	December 31,
	2007	2006
	$	$

Net tangible assets	1,347,848	1,347,848
Deferred tax liability	(2,547,499)	(1,882,166)
Intangible asset	6,368,749	4,705,416
	5,169,098	4,171,098

In estimating the fair value of the intangible assets acquired, the Company considered a number of factors, including the valuation performed by an independent third-party valuator that used the income approach to value OcuSense’s TearLab™ technology (note 8).

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

5. GOODWILL

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill not be amortized but instead be tested for impairment at least annually and more frequently if circumstances indicate possible impairment.

The Company’s goodwill amount by reporting unit is as follows:

	Retina	Glaucoma	Total
	$	$	$

Balance, December 31, 2005	65,945,686	—	65,945,686
Acquired during the period	—	14,446,977	14,446,977
Impairment loss recognized	(65,945,686)	—	(65,945,686)
Balance, December 31, 2006	—	14,446,977	14,446,977
Impairment loss recognized	—	(14,446,977)	(14,446,977)
Balance, December 31, 2007	—	—	—

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

Glaucoma

On September 1, 2006, the Company acquired SOLX by way of a merger for a total purchase price of $29,068,443. Of this amount, $14,446,977 has been allocated to goodwill. On December 19, 2007, the Company sold to Solx Acquisition, and Solx Acquisition purchased from the Company, all of the issued and outstanding shares of the capital stock of SOLX, which had been the Glaucoma division of the Company prior to the completion of the transactions provided for in the stock purchase agreement. The sale transaction established fair values for the Company’s recorded goodwill and certain of the Company’s intangible assets. Accordingly, the Company performed an impairment test of its recorded goodwill to re-assess whether its recorded goodwill was impaired as at December 1, 2007. Based on the goodwill impairment analysis performed, the Company concluded that a goodwill impairment charge of $14,446,977 should be recorded during the year ended December 31, 2007 to write down the value of its recorded goodwill to its fair value of nil (note 10).

6. FIXED ASSETS

	2007		2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	$	$	$	$

Furniture and office equipment	101,903	50,854	119,776	49,566
Computer equipment and software	197,317	155,928	268,955	145,001
Leasehold improvements	6,335	704	—	—
Medical equipment	1,163,135	1,138,918	1,805,228	1,138,675
	1,468,690	1,346,404	2,193,959	1,333,242
Less accumulated amortization	1,346,404		1,333,242
	122,286		860,717

Amortization expense was $844,948, $213,488 and $99,301 during the years ended December 31, 2007, 2006 and 2005, respectively, of which $231,542, $74,610 and nil is included as amortization expense of discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively (note 10).

On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company determined that the carrying value of certain of the Company’s medical equipment was not recoverable as of December 31, 2007. Accordingly, during the year ended December 31, 2007, the Company recorded a reduction to the carrying value of certain of its medical equipment of $431,683 which reflects a write-down of the value of this medical equipment to nil as of December 31, 2007. The assets written down were being used in the clinical trials of the RHEO™ System. The Company did not write down the carrying value of any of its fixed assets during the years ended December 31, 2006 and 2005.

7. PATENTS AND TRADEMARKS

	2007		2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	$	$	$	$

Patents	236,854	113,013	139,461	14,909
Trademarks	120,211	104,615	117,513	7,224
	357,065	217,628	256,974	22,133
Less accumulated amortization	217,628		22,133
	139,437		234,841

Amortization expense was $195,494, $5,608 and $5,712 during the years ended December 31, 2007, 2006 and 2005, respectively.

Based on the November 1, 2007 announcement and in accordance with SFAS No. 144, the Company determined that the carrying value of certain of the Company’s patents and trademarks was not recoverable as of December 31, 2007. Accordingly, during the year ended December 31, 2007, the Company recorded a $190,873 reduction to the carrying value of its patents and trademarks related to the RHEO™ System which reflects a write-down of these patents and trademarks to a value of nil as of December 31, 2007. The Company did not write down the carrying value of any of its patents and trademarks during the years ended December 31, 2006 and 2005.

The Company’s recorded patents and trademarks as of December 31, 2007 relate to the cost of pending applications for patents and trademarks for the TearLab™ technology. These patents and trademarks will be amortized, using the straight-line method, over an estimated useful life of 10 years from the date of approval of the patents and trademarks.

Estimated amortization expense for patents and trademarks for each of the next five years is as follows:
	Patents $	Trademarks $	Total $

2008	12,384	1,560	13,944
2009	12,384	1,560	13,944
2010	12,384	1,560	13,944
2011	12,384	1,560	13,944
2012	12,384	1,560	13,944
	61,920	7,800	69,720

8. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of the exclusive distribution agreements that the Company has with its major suppliers and other acquisition-related intangibles. The Company has no indefinite-lived intangible assets. The distribution agreements were being amortized using the straight-line method over an estimated useful life of 15 years while the other acquisition-related intangible assets are amortized using the straight-line method over an estimated useful life of 10 years, respectively. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $4,578,027, $2,749,212 and $1,716,667, respectively, of which $2,731,667, $993,333 and nil is included as amortization expense of discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively (note 10).

Intangible assets subject to amortization consist of the following:

	2007		2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	$	$	$	$

Distribution agreements	—	—	25,750,000	3,539,472
Shunt and laser technology	—	—	27,000,000	900,000
Regulatory and other	—	—	2,800,000	93,333
TearLab™ technology	6,368,749	598,072	4,705,416	39,212
	6,368,749	598,072	60,255,416	4,572,017

Estimated amortization expense for the intangible assets for each of the fiscal years ending December 31 is as follows:

$

2008	647,179
2009	647,179
2010	647,179
2011	647,179
2012 and thereafter	3,181,961
5,770,677

The Company’s intangible assets consist of the value of the exclusive distribution agreements the Company has with Asahi Medical, the manufacturer of the Rheofilter filters and the Plasmaflo filters, and Diamed and MeSys, the designer and the manufacturer, respectively, of the OctoNova pumps. The Rheofilter filter, the Plasmaflo filter and the OctoNova pump are components of the RHEO™ System, the Company’s product for the treatment of Dry AMD. On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future.  In accordance with SFAS No. 144, the Company concluded that its indefinite suspension of the RHEO™ System clinical development program for Dry AMD was a significant event which may affect the carrying value of its distribution agreements. Accordingly, management was required to re-assess whether the carrying value of the Company’s distribution agreements was recoverable as of December 31, 2007. Based on management’s estimates of undiscounted cash flows associated with the distribution agreements, the Company concluded that the carrying value of the distribution agreements was not recoverable as of December 31, 2007. Accordingly, the Company recorded an impairment charge of $20,923,028 during the year ended December 31, 2007 to record the distribution agreements at their fair value as of December 31, 2007.

On December 19, 2007, the Company sold to Solx Acquisition all of the issued and outstanding shares of the capital stock of SOLX, which had been the Glaucoma division of the Company prior to the completion of the transactions provided for in the stock purchase agreement. The sale transaction established fair values for the Company’s recorded goodwill and the Company’s shunt and laser technology and regulatory and other intangible assets acquired upon the acquisition of SOLX on September 1, 2006. Accordingly, management was required to re-assess whether the carrying value of the Company’s shunt and laser technology and regulatory and other intangible assets was recoverable as of December 1, 2007. Based on management’s estimates of undiscounted cash flows associated with these intangible assets, the Company concluded that the carrying value of these intangible assets was not recoverable as of December 1, 2007. Accordingly, the Company recorded an impairment charge of $22,286,383 during the year ended December 31, 2007 to record the shunt and laser technology and regulatory and other intangible assets at their fair value as of December 31, 2007 (note 10).

The Company determined that, as of December 31, 2007, there have been no significant events which may affect the carrying value of its TearLab™ technology. However, the Company’s prior history of losses and losses incurred during the current fiscal year reflects a potential indication of impairment, thus requiring management to assess whether the Company’s TearLab™ technology was impaired as of December 31, 2007. Based on management’s estimates of forecasted undiscounted cash flows as of December 31, 2007, the Company concluded that there is no indication of an impairment of the Company’s TearLab™ technology. Therefore, no impairment charge was recorded during the year ended December 31, 2007.

9. RESTRUCTURING CHARGES

In March 2006, the Company implemented a number of structural and management changes designed to then support both the continued development of its RHEO™ System and to execute its accelerated diversification strategy within ophthalmology. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company recognized a total of $819,642 in restructuring charges during the year ended December 31, 2006. The restructuring charges of $819,642 recorded during the year ended December 31, 2006 consist solely of severance and benefit costs related to the termination of a total of 12 employees at both the Company’s Mississauga, Ontario and Palm Harbor, Florida offices. All severance and benefit costs were fully paid as at December 31, 2006.

On January 9, 2008, the Company announced the termination of employment of certain members of its executive team in light of the Company's current financial situation and in connection with the indefinite suspension of its RHEO™ System clinical development program and the sale of SOLX. In accordance with SFAS No. 146, the Company recognized a total of $1,312,721 in restructuring charges during the year ended December 31, 2007. The total restructuring charges of $1,312,721 recorded in the year ended December 31, 2007 consist solely of severance and benefit costs related to the termination of a total of eight employees at both the Company’s Mississauga, Ontario and Palm Harbor, Florida offices. All severance and benefit costs are yet to be paid as at December 31, 2007.

10. DISCONTINUED OPERATIONS

On December 19, 2007, the Company sold to Solx Acquisition, and Solx Acquisition purchased from the Company, all of the issued and outstanding shares of the capital stock of SOLX, which had been the Glaucoma division of the Company prior to the completion of this transaction. The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of:  (i) on the closing date of the sale, the assumption by Solx Acquisition of all of the liabilities of the Company related to SOLX’s business, incurred on or after December 1, 2007, and the Company’s obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by Solx Acquisition of all of the expenses that the Company had paid to the closing date, as they related to SOLX’s business during the period commencing on December 1, 2007; (iii) during the period commencing on the closing date and ending on the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 5% of the worldwide net sales of these products. In order to secure the obligation of Solx Acquisition to make these royalty payments, SOLX granted to the Company a subordinated security interest in certain of its intellectual property. No value was assigned to the royalty payments as the determination of worldwide net sales of SOLX’s products is subject to significant uncertainty.

The sale transaction described above established fair values for certain of the Company’s acquisition-related intangible assets and goodwill. Accordingly, the Company performed an impairment test of these assets at December 1, 2007. Based on this analysis, during the year ended December 31, 2007, the Company recognized a non-cash goodwill impairment charge of $14,446,977 and an impairment charge of $22,286,383 to record its acquisition-related intangible assets at their fair value as of December 31, 2007 (notes 5 and 8).

The Company’s results of operations related to discontinued operations for the years ended December 31, 2007 and 2006 are as follows:

	December 31,
	2007 $	2006 $

Revenue	244,150	31,625
Cost of goods sold
Cost of goods sold	119,147	11,053
Royalty costs	26,277	8,332
Total cost of goods sold	145,424	19,385
	98,726	12,240
Operating expenses
General and administrative (notes 11, 12 and 16)	3,630,943	1,378,536
Clinical and regulatory (notes 12 and 16)	2,828,686	754,624
Sales and marketing (notes 12 and 16)	818,301	330,210
Impairment of goodwill (note 5)	14,446,977	—
Impairment of intangible assets (note 8)	22,286,383	—
	44,011,290	2,463,370
	(43,912,564)	(2,451,130)
Other income (expenses)
Interest income	486	—
Interest and accretion expense	(857,400)	(273,192)
Other	(9,302)	(67)
	(866,216)	(273,259)
Loss from discontinued operations before income taxes	(44,778,780)	(2,724,389)
Recovery of income taxes (note 13)	9,349,882	1,182,005
Loss from discontinued operations	(35,428,898)	(1,542,384)

The Company’s assets and liabilities related to discontinued operations at December 31, 2006 are shown below. The Company did not have any assets and liabilities related to discontinued operations at December 31, 2007.

December 31, 2006 $

ASSETS
Current
Cash and cash equivalents	35,462
Amounts receivable	800
Inventory	371,099
Prepaid expenses	131,593
Other current assets	79,200
Total current assets	618,154
Fixed assets, net (note 6)	286,407
Intangible assets, net (note 8)	28,806,667
Goodwill (note 5)	14,446,977
44,158,205

LIABILITES
Current
Accounts payable	232,687
Accrued liabilities (notes 12 and 14)	253,779
Total current liabilities	486,466
Deferred tax liability (note 13)	11,087,750
11,574,216

11. DUE TO STOCKHOLDERS

	December 31,
	2007 $	2006 $

Due (from)/to
TLC Vision Corporation (note 12)	(2,708)	91,884
Other stockholders (note 12)	35,522	60,522
	32,814	152,406

The balance due from and owing to TLC Vision Corporation (“TLC Vision”) is related to computer and administrative support provided by TLC Vision, net of payments made by the Company to TLC Vision. All amounts have been expensed during the years ended December 31, 2007 and 2006, respectively, and included in general and administrative expenses. The balance due to other stockholders includes outstanding royalty fees payable to Mr. Hans Stock.

12. RELATED PARTY TRANSACTIONS

The following are the Company’s related party transactions in addition to those disclosed in notes 10, 11 and 15.

(a)	RHEO Clinic Inc.

One of the Company’s primary customers had been RHEO Clinic Inc., a subsidiary of TLC Vision. RHEO Clinic Inc. used the RHEO™ System to treat patients for which it charged its customers (the patients) a per-treatment fee. During the third quarter of 2005, RHEO Clinic Inc. determined that it would no longer treat patients and subsequently sold certain of its assets to the Company at a purchase price of C$61,812, including all applicable taxes. In connection with that sale, the Company agreed to share equally in losses incurred by RHEO Clinic Inc., to a maximum of C$28,952, for assets that RHEO Clinic Inc. was not able to dispose of as of the agreed date, being December 31, 2005. On May 1, 2006, the Company paid RHEO Clinic Inc. C$31,859 which included the amount owing for losses incurred for the assets that RHEO Clinic Inc. was not able to dispose of as of the agreed date.

(b)	TLC Vision and Diamed

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

The $5,000,000 portion of the $12,000,000 commitment which was not convertible into the Company’s common stock was not advanced and the commitment was terminated prior to the completion of the Company’s initial public offering of shares of its common stock. During the years ended December 31, 2004 and 2003, the Company issued grid debentures in an aggregate principal amount of $4,350,000 and $2,650,000 to TLC Vision and Diamed, respectively, under the convertible portion of the grid debentures. On December 8, 2004, as part of the corporate reorganization relating to the Company’s initial public offering, the Company issued 7,106,454 shares of its common stock to TLC Vision and Diamed, upon conversion of $7,000,000 of aggregate principal amount of convertible debentures at a conversion price of $0.98502 per share. Collectively, at December 31, 2007, the two companies have a combined 35.6% equity interest in the Company on a fully diluted basis.

(c)	Asahi Medical

The Company entered into a distributorship agreement (the “Distribution Agreement”), effective October 20, 2006, with Asahi Medical. The Distribution Agreement replaced the 2001 distributorship agreement between Asahi Medical and the Company, as supplemented and amended by the 2003, 2004 and 2005 Memoranda. Pursuant to the Distribution Agreement, the Company had distributorship rights to Asahi Medical's Plasmaflo filter and Asahi Medical's second generation polysulfone Rheofilter filter on an exclusive basis in the United States, Mexico and certain Caribbean countries (collectively, “Territory 1-a”), on an exclusive basis in Canada, on an exclusive basis in Colombia, Venezuela, New Zealand, Australia (collectively, “Territory 2”) and on a non-exclusive basis in Italy.

On January 28, 2008, the Company disclosed that it was engaged in discussions with Asahi Medical to terminate the Distribution Agreement. The Company and Asahi Medical have entered into a termination agreement to terminate substantially all of their obligations under the Distribution Agreement on and as of February 25, 2008 (the “Termination Agreement”).  Pursuant to the Termination Agreement, the Company and Asahi Medical have agreed to a mutual release of claims relating to the Distribution Agreement, other than any claims relating to certain provisions of the Distribution Agreement which survived its termination.

The Company received free inventory from Asahi Medical for purposes of the RHEO-AMD trial, the LEARN, or Long-term Efficacy in AMD from Rheopheresis in North America, trials and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company has paid for the same filters purchased from Asahi Medical for purposes of commercial sales to the Company’s customers. The value of the free inventory received from Asahi Medical was $384,660 and nil for the years ended December 31, 2007 and 2006, respectively.

(d)	Mr. Hans Stock (note 11)

On February 21, 2002, the Company entered into an agreement with Mr. Stock as a result of his assistance in procuring a distributorship agreement for the filter products used in the RHEO™ System from Asahi Medical. Mr. Stock agreed to further assist the Company in procuring new product lines from Asahi Medical for marketing and distribution by the Company. The agreement will remain effective for a term consistent with the term of the distributorship agreement with Asahi Medical, and Mr. Stock will receive a 5% royalty payment on the purchase of the filters from Asahi Medical. During each of the years ended December 31, 2007 and 2006, the Company did not pay any amount to Mr. Stock as royalty fees. Included in due to stockholders at December 31, 2007 and 2006 is $48,022 and $48,022, respectively, due to Mr. Stock.

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

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totaling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock which provided for a royalty payment of 1% of product sales. During each of the years ended December 31, 2007 and 2006, the Company paid $50,000 to Mr. Stock as royalty fees. Included in due to stockholders at December 31, 2007 and 2006 is $12,500 and $12,500, respectively, due to Mr. Stock.

(e)	Other

On June 25, 2003, the Company entered into a reimbursement agreement with Apheresis Technologies, Inc. (“ATI”) pursuant to which employees of ATI, including Mr. John Cornish, one of the Company’s stockholders and its former Vice President, Operations, provided services to the Company and ATI is reimbursed for the applicable percentage of time the employees spend working for the Company. Effective April 1, 2005, the Company terminated its reimbursement agreement with ATI, as a result of which termination the Company no longer compensated ATI in respect of any salary paid to, or benefits provided to, Mr. Cornish by ATI. Until April 1, 2005, Mr. Cornish did not have an employment contract with the Company and received no direct compensation from the Company. On April 1, 2005, Mr. Cornish entered into an employment agreement with the Company under which he received an annual base salary of $106,450, representing compensation to him for devoting 80% of his time to the business and affairs of the Company. Effective June 1, 2005, the Company amended its employment agreement with Mr. Cornish such that he began to receive an annual base salary of $116,723, representing compensation to him for devoting 85% of his time to the business and affairs of the Company. Effective April 13, 2006, the Company further amended its employment agreement with Mr. Cornish such that his annual base salary was decreased to $68,660 in consideration of his devoting 50% of his time to the business and affairs of the Company. In light of the Company's current financial situation, and in connection with the indefinite suspension of its RHEO™ System clinical development program and the sale of SOLX, the Company terminated the employment of Mr. Cornish effective January 4, 2008.

During the year ended December 31, 2007, ATI made available to the Company, upon request, the services of certain of ATI’s employees and consultants on a per diem basis.  During the year ended December 31, 2007, the Company paid ATI $98,769 under this arrangement (2006 – nil). Included in accounts payable and accrued liabilities at December 31, 2007 and 2006 is $20,004 and $9,629, respectively, due to ATI.

Effective January 1, 2004, the Company entered into a rental agreement with Cornish Properties Corporation, a company owned and managed by Mr. Cornish, pursuant to which the Company leases space from Cornish Properties Corporation at $2,745 per month. The original term of the lease extended to December 31, 2005. On November 8, 2005, as provided for in the rental agreement, the Company extended the term of the rental agreement with Cornish Properties Corporation for another year, ending December 31, 2006. On December 19, 2006, the Company extended the term of the rental agreement with Cornish Properties Corporation for another year, ending December 31, 2007, at a lease payment of $2,168 per month. During the years ended December 31, 2007 and 2006, the Company paid Cornish Properties Corporation an amount of $26,016 and $32,940, respectively, as rent.

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

The Company entered into a consultancy and non-competition agreement on July 1, 2003 with the Center for Clinical Research (“CCR”), then a significant shareholder of the Company, which requires the Company to pay a fee of $5,000 per month. For the year ended December 31, 2003, CCR agreed to forego the payment of $75,250 due to it in exchange for options to purchase 20,926 shares of the Company’s common stock at an exercise price of $0.13 per share. In addition, CCR agreed to the repayment of the balance of $150,500 due to it at a rate of $7,500 per month beginning in July 2003. On August 22, 2005, the Company amended the consultancy and non-competition agreement with CCR such that the fee payable to it was increased from $5,000 to $15,000 per month effective January 1, 2005. The monthly fee is fixed regardless of actual time incurred by CCR in performance of the services rendered to the Company. The agreement allows either party to convert the payment arrangement to a fee of $2,500 daily. In the event of such conversion, CCR shall provide services on a daily basis as required by the Company and will invoice the Company for the total number of days that services were provided in that month. The amended consultancy and non-competition agreement provides for the payment of a one-time bonus of $200,000 upon receipt by the Company of FDA approval of the RHEO™ System and the grant of 60,000 options to CCR at an exercise price of $7.15 per share. The stockholders of the Company approved the adjustment of the exercise price of these options to $2.05 per share on June 23, 2006. These options were scheduled to vest as to 100% when and if the Company receives FDA approval of the RHEO™ System on or before November 30, 2006, as to 80% when and if the Company receives FDA approval after November 30, 2006 but on or before January 31, 2007 and as to 60% when and if the Company receives FDA approval after January 31, 2007. In August 2006, by letter agreement between the Company and CCR, it was agreed that the monthly fee of $15,000 would be suspended at the end of August 2006 until CCR’s services are required by the Company in the future. This resulted in a consulting expense, included within clinical and regulatory expense for the years ended December 31, 2007 and 2006, of $10,000 and $125,000, respectively.

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

In June 2006, Veris returned four pumps which had been sold to it in December 2005. In fiscal 2005, the Company had recorded an inventory loss associated with all sales made to Veris in December 2005 and did not recognize revenue due to the Company’s anticipation that Veris may not return the products shipped to it and would not be able to pay for the amounts invoiced. Accordingly, during fiscal 2006, amounts receivable, net and the allowance for doubtful accounts recorded against the amount due from Veris have been reduced by the invoiced amount for the four pumps of $143,520. In addition, the cost of the four pumps returned by Veris, valued at $85,058, was used to reduce the cost of goods sold in the period.

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

In March 2007, Veris negotiated new payment terms with the Company, and it was agreed that payment for treatment sets shipped subsequent to March 2007 must be received within 180 days of shipment. During the year ended December 31, 2007, the Company sold a total of 816 treatment sets to Veris, for a total amount of $172,992, plus applicable taxes. The sale of these treatment sets was not recognized as revenue during the year ended December 31, 2007 based on Veris’ payment history with the Company and the new 180-day payment terms agreed by Veris and the Company. In October 2007, the Company met with the management of Veris and, based on discussions with Veris, the Company believes that Veris will not be able to meet its financial obligations to the Company. Therefore, during the year ended December 31, 2007, the Company recorded an allowance for doubtful accounts of $172,992 against the total amount due from Veris for the purchase of these treatment sets.

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

During the fourth quarter of 2004, the Company began a business relationship with Innovasium Inc. Innovasium Inc. designed and built some of the Company’s websites and also created some of the sales and marketing materials to reflect the look of the Company’s websites. Daniel Hageman, who is the President and one of the owners of Innovasium Inc., is the spouse of a former officer of the Company. During the years ended December 31, 2007 and 2006, the Company paid Innovasium Inc. C$74,932 and C$44,219, respectively. Included in accounts payable and accrued liabilities at December 31, 2007 and 2006 is nil and nil, respectively, due to Innovasium Inc. These amounts are expensed in the period incurred and paid when due.

13. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007 $	2006 $

Deferred tax assets
Intangibles	144,644	1,547,214
Fixed assets	50,902	3,457
Stock options	4,998,697	4,845,559
Accruals and other	2,935,841	2,244,941
Research tax credit	12,801,402	215,719
Net operating loss carryforwards	27,292,240	23,355,282
	48,223,726	32,212,172
Valuation allowance	(45,915,455)	(29,428,172)
Deferred tax asset of continuing operations	2,308,271	2,010,605
Deferred tax asset of discontinued operations	—	773,395
	2,308,271	2,784,000

Deferred tax liability
Intangible assets (other than goodwill)	(2,308,271)	(21,723,417)
Deferred tax liability of continuing operations	(2,308,271)	(9,862,272)
Deferred tax liability of discontinued operations	—	(11,861,145)
	(2,308,271)	(21,723,417)

Deferred tax liability of continuing operations, net	—	(7,851,667)
Deferred tax liability of discontinued operations, net	—	(11,087,750)

The following is a reconciliation of the recovery of income taxes between those that are expected, based on substantively enacted tax rates and laws, to those currently reported:

	December 31,
	2007	2006	2005
		restated – notes 2 and 10
	$	$	$

Loss from continuing operations before income taxes	(38,365,284)	(83,530,609)	(163,472,510)

Expected recovery of income taxes	(13,927,612)	(30,255,276)	(60,486,249)
Non-controlling interest	(873,137)	(63,050)	—
Goodwill impairment	(14,165,305)	23,740,447	54,557,150
Stock-based compensation	(677,699)	55,117	38,628
Rate change	—	322,321	12,923
Tax free income	—	(864)	(46,979)
Return to provision	(35,270)	(180,455)	1,252,842
Non-deductible expenses	252,519	89,360	19,656
Change in valuation allowance	22,771,636	3,404,355	4,009,500
Recovery of income taxes from continued operations	(5,654,868)	(2,888,490)	(642,529)
Recovery of income taxes from discontinued operations	(9,349,882)	(1,182,005)	—
Total recovery of income taxes	15,004,750	(4,070,495)	(642,529)

The Company and its subsidiaries have current and prior year losses available to reduce taxable income and taxes payable in future years, and, if these losses are not utilized, they will expire as follows:

$

2012	3,455,029
2018	4,500,401
2019	1,893,700
2020	4,488,361
2021	3,356,992
2022	2,497,602
2023	1,901,399
2024	6,494,479
2025	12,985,677
2026	12,339,131
2027	21,451,150

14. ACCRUED LIABILITIES

	December 31,
	2007 $	2006 $

Continuing operations
Due to professionals	475,044	688,619
Due to clinical trial sites	136,681	110,798
Due to clinical trial specialists	116,359	113,142
Product development costs	277,521	124,312
Due to employees and directors	66,804	418,682
Sales tax and capital tax payable	26,820	12,394
Corporate compliance	246,675	227,475
Interest payable	—	10,758
Severances	1,312,721	—
Miscellaneous	214,826	130,978
	2,873,451	1,837,158

Discontinued operations
Due to professionals	—	20,428
Due to clinical trial sites	—	84,276
Due to clinical trial specialists	—	93,500
Due to employees and directors	—	45,464
Miscellaneous	—	10,111
	—	253,779

15. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments relating to operating leases for rental of office space and equipment from unrelated parties. The total future minimum obligation under the various leases is $197,374 for 2008. Rent paid under these leases was $90,465, $80,329 and $60,207 for the years ended December 31, 2007, 2006 and 2005, respectively. All Canadian dollar amounts have been converted at the year-end exchange rate.

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

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totaling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 2002 consulting agreement with Mr. Stock, which provided for a royalty payment of 1% of product sales. This agreement effectively increases the total royalty payments required to be made in respect of U.S. Patent No. 6,245,038 to 2% of product sales (note 12).

Future minimum royalty payments under the agreements as at December 31, 2007 are approximately as follows:

$

2008	100,000
2009	100,000
2010	100,000
2011	100,000
2012 and thereafter	550,000
950,000

In addition, the Company entered into a consultancy and non-competition agreement on July 1, 2003 with CCR (note 12), which requires the Company to pay a fee of $5,000 per month. On August 22, 2005, the Company amended the consultancy and non-competition agreement with CCR such that the fee payable was increased from $5,000 to $15,000 per month effective January 1, 2005. The monthly fee is fixed regardless of actual time incurred by CCR in performance of the services rendered to the Company. The agreement allows either party to convert the payment arrangement to a fee of $2,500 daily. In the event of such conversion, CCR shall provide services on a daily basis as required by the Company and will invoice the Company for the total number of days that services were provided in that month. The amended consultancy and non-competition agreement provides for the payment of a one-time bonus of $200,000 upon receipt by the Company of FDA approval of the RHEO™ System and the grant of 60,000 options to CCR at an exercise price of $7.15 per share. The stockholders of the Company approved the adjustment of the exercise price of these options to $2.05 per share on June 23, 2006 (note 16(e)). These options were scheduled to vest as to 100% when and if the Company receives FDA approval of the RHEO™ System on or before November 30, 2006, as to 80% when and if the Company receives FDA approval after November 30, 2006 but on or before January 31, 2007 and as to 60% when and if the Company receives FDA approval after January 31, 2007. In August 2006, by letter agreement between the Company and CCR, it was agreed that the monthly fee of $15,000 would be suspended at the end of August 2006 until CCR’s services will be required by the Company in the future. The future minimum obligation under the consultancy and non-competition agreement for 2008 is therefore nil.

The Company entered into consulting agreements with individual members of its Scientific Advisory Board (“SAB”). The SAB was established in fiscal 2005 to advise the Company on its continuing research and development activities. In light of the Company’s financial position, on November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company were unable to raise additional capital, it would not have had sufficient cash to support its operations beyond early 2008. Accordingly, the Company terminated its agreements with the individual members of the SAB effective November 1, 2007. The future minimum obligation under the various consulting agreements is therefore nil. Consulting fees paid amounted to $218,929, $244,165 and nil for the years ended December 31, 2007, 2006 and 2005.

On November 30, 2006, pursuant to the Series A Preferred Stock Purchase Agreement between the Company and OcuSense, the Company purchased 1,744,223 shares of OcuSense’s Series A Preferred Stock representing 50.1% of OcuSense’s capital stock on a fully diluted basis for an aggregate purchase price of up to $8,000,000 (the “Purchase Price”). On the closing of the purchase which took place on November 30, 2006, the Company paid $2,000,000 of the Purchase Price. The Company paid another $2,000,000 installment of the Purchase Price on January 3, 2007. In June 2007, the Company paid the third $2,000,000 installment of the Purchase Price upon the attainment by OcuSense of the first of two pre-defined milestones. The Company is expected to pay the last $2,000,000 installment of the Purchase Price upon the attainment by OcuSense of the second of such milestones, provided that the milestone is achieved prior to May 1, 2009. The Series A Preferred Stock Purchase Agreement also makes provision for an ability on the part of the Company to increase its ownership interest in OcuSense for nominal consideration if OcuSense fails to meet certain milestones by specified dates. In addition, pursuant to the Series A Preferred Stock Purchase Agreement, the Company has agreed to purchase $3,000,000 of shares of OcuSense’s Series B Preferred Stock, which shall constitute 10% of OcuSense’s capital stock on a fully diluted basis at the time of purchase, upon OcuSense’s receipt from the FDA of 510(k) clearance for the TearLab™ test for DED and to purchase another $3,000,000 of shares of OcuSense’s Series B Preferred Stock, which shall constitute an additional 10% of OcuSense’s capital stock on a fully diluted basis at the time of purchase, upon OcuSense’s receipt from the FDA of CLIA waiver for the TearLab™ test for DED (note 4).

On April 4, 2007, the Company entered into an independent contractor services agreement with Carol Jones for the purpose of providing consulting services for the Company’s clinical trial activities. The agreement requires the Company to pay a minimum fee of $1,750 per month during the period from April 4, 2007 to April 4, 2008. Future minimim obligation under the independent contractor services agreement is $24,500 for 2008.

On January 25, 2007, OcuSense entered into a consulting agreement with Dr. Michael Lemp which requires the Company to pay a consulting fee of $8,333 per month. Future minimim obligation under the consulting agreement is $100,000 for 2008.

On February 1, 2007, OcuSense entered into a consulting agreement with Nancy Cahill which requires the Company to pay a consulting fee of $1,000 per month. Future minimim obligation under the consulting agreement is $12,000 for 2008.

On September 17, 2007, OcuSense signed a letter of agreement with KAM Communications for the purpose of providing marketing support for the future launch of the TearLab™ test for DED which requires the Company to pay a monthly fee of $2,398. Future minimum obligation under the agreement is $16,786 for 2008.

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

Pursuant to the terms of the distribution agreement with MeSys, dated January 1, 2002, the Company undertook a commitment to purchase a minimum of 25 OctoNova pumps yearly, beginning after receipt of FDA approval of the RHEO™ System, representing an annual commitment of approximately $534,900. The marketing and distributorship agreement with Diamed provides for a minimum purchase of 1,000 OctoNova pumps during the period from the date of the agreement until the end of the five-year period following receipt of FDA approval, representing an aggregate commitment of €16,219,000, or approximately $23,871,935, based on exchange rates as of December 31, 2007. The Company is currently engaged in discussions with Diamed and MeSys regarding the termination of its relationship with each of them.  Diamed is the designer, and MeSys is the manufacturer, of the OctoNova pump, one of the key components of the RHEO™ System.

16. CAPITAL STOCK

(a)	Authorized share capital

The total number of authorized shares of common stock of the Company is 75,000,000. Each share of common stock has a par value of $0.001 per share. The total number of authorized shares of preferred stock of the Company is 10,000,000. Each share of preferred stock has a par value of $0.001 per share.

(b)	Reorganizations

(i)
On July 18, 2002, the Company’s former parent company, OccuLogix Corp. (“Old OccuLogix”), merged with the Company, which was then a wholly-owned subsidiary of Old OccuLogix, to form OccuLogix, Inc. Pursuant to the merger, the Company effected a one-for-four stock split of its common and convertible preferred stock pursuant to which each share of Old OccuLogix common stock outstanding immediately prior to the merger was converted into one-fourth of one fully paid and non-assessable share of the Company’s common stock. Each outstanding share of Old OccuLogix Series A preferred stock was converted into one-fourth of one fully paid and non-assessable share of the Company’s Series A convertible preferred stock.

At the effective time of the merger, each outstanding warrant and option to purchase common stock of Old OccuLogix was assumed by the Company and converted into a warrant or option to purchase common stock of the Company, with appropriate adjustments to the exercise price and number of shares for which such warrants or options were exercisable.

(ii)	On December 8, 2004, the Company consummated certain reorganization transactions, which are collectively referred to as the “Reorganization” and which consisted of the following:

•	4,622,605 shares of common stock issued upon the automatic conversion of all outstanding shares of Series A and Series B convertible preferred stock;

•
7,106,454 shares of common stock issued to TLC Vision and Diamed upon conversion of $7,000,000 aggregate principal amount of convertible grid debentures held by them, the conversion price was $0.98502 per share; and

•
19,070,234 shares of common stock issued to TLC Vision in connection with the purchase by the Company of TLC Vision’s 50% interest in OccuLogix L.P. (the “Partnership”), this amount included 1,281,858 shares of common stock which were issued upon the exchange of shares of OccuLogix ExchangeCo ULC, one of the Company’s Canadian subsidiaries, issued for tax purposes to TLC Vision in connection with the Company’s purchase of TLC Vision’s interest in the Partnership.

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

(iii)
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

After giving effect to the anti-dilution adjustment resulting from the issuance of the June 25, 2003 related party secured grid debentures (note 12), each share of Series A and Series B Convertible Preferred Stock was convertible into 1.678323 and 1.643683 shares of common stock, respectively, at the option of the holder. Each share of Series A and Series B Convertible Preferred Stock would automatically convert into shares of common stock at the conversion rate previously described if the Company obtained a firm underwriting commitment for an initial public offering. The conversion rate would be adjusted for stock dividends, stock splits and other dilutive events. Shares of Series A and Series B Convertible Preferred Stock would automatically convert in the event of sale of all or substantially all of the assets or capital stock of the Company.

(d)	Common stock

In December 2004, 5,600,000 shares of common stock of the Company at $12.00 per share were issued in connection with the initial public offering for gross cash proceeds of $67,200,000 (less issuance costs of $7,858,789).

On September 1, 2006, the Company issued 8,399,983 shares of its common stock to the former stockholders of SOLX in connection with the acquisition of SOLX. The stock consideration was valued based on a per share price of $1.79, being the weighted-average closing sale price of the Company’s common stock as traded on NASDAQ over the two-day trading period before and after August 1, 2006, being the date the terms of the acquisition of SOLX were agreed to and announced (note 4).

On February 1, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue to those investors an aggregate of 6,677,333 shares of the Company’s common stock (the “Shares”) and five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock (the “Warrants”).  The per share purchase price of the Shares was $1.50, and the per share exercise price of the Warrants is $2.20, subject to adjustment.  The Warrants became exercisable on August 6, 2007. Pursuant to the Securities Purchase Agreement, on February 6, 2007, the Company issued the Shares and the Warrants. The gross proceeds of the sale of the Shares and the Warrants totaled $10,016,000 (less transaction costs of $871,215). On February 6, 2007, the Company also issued to Cowen and Company, LLC a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock (the “Cowen Warrant”) in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the sale of the Shares and the Warrants. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which the Cowen Warrant is exercisable) are identical to those of the Warrants. The estimated grant date fair value of the Cowen Warrant of $97,222 is included in the transaction costs of $871,215 (note 16(f)).

As at December 31, 2007, the number of shares of common stock of the Company reserved for issuance upon the exercise of stock options is as follows:

Expiry date	Range of exercise prices $	#

2008	2.05	25,000
2009	2.00 – 2.05	167,625
2010	2.00 – 2.05	119,375
2012	0.80 – 2.00	96,090
2013	0.99 – 1.30	1,079,798
2014	2.05	675,000
2015	2.05	949,500
2016	1.77 – 2.14	728,749
2017	1.11 – 1.82	946,250
		4,787,387

(e)	Stock Option Plan

The Company has a stock option plan, the 2002 Stock Option Plan (the “Stock Option Plan”), which was most recently amended in June 2007 in order to, among other things, increase the share reserve under the Stock Option Plan by 2,000,000. Under the Stock Option Plan, up to 6,456,000 options are available for grant to employees, directors and consultants. Options granted under the Stock Option Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Option Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company’s common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payments”, requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for each of the years ended December 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s consolidated statements of operations:

	December 31,
	2007	2006 (i)	2005 (ii)
	$	$	$

General and administrative	65,660	1,396,609	170,576
Clinical and regulatory	216,246	203,131	53,700
Sales and marketing	199,065	527,303	500
Stock-based compensation expense before income taxes (iii)(iv)	480,971	2,127,043	224,776

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

In accordance with SFAS No. 123R, the Company also recorded compensation expense of $3,363 in the year ended December 31, 2006 as the Board of Directors approved accelerating the vesting of 1,250 unvested stock options granted to a terminated employee on April 28, 2006.  SFAS No. 123R treats such a modification as a cancellation of the original unvested award and the grant of a new fully vested award as of that date.

(ii)
Stock-based compensation expense for the year ended December 31, 2005 relates primarily to compensation expense associated with non-employee stock options. The fair value of these options was determined using the Black-Scholes option-pricing model and was recorded in the Company’s consolidated statements of operations in accordance with the provisions of SFAS No. 123.

On December 11, 2005, the Board of Directors approved accelerating the vesting of unvested stock options granted prior to December 31, 2004 to employees, officers and directors. As a result of the vesting acceleration, options to purchase 438,561 shares of the Company’s common stock became exercisable immediately, including 308,611 held by executive officers, 48,958 held by non-employee directors and 80,992 held by other employees. These accelerated stock options represent approximately 30% of the total employee stock options of the Company that would not have been vested as at December 31, 2005. The weighted average exercise price of the options that were accelerated was $11.78. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options of $1,532,203 and $1,466,253 during the years ended December 31, 2006 and 2007, respectively, in its consolidated statements of operations as a result of the adoption of SFAS No. 123R on January 1, 2006. In accordance with APB No. 25, the Company recorded a compensation expense of $53,295 for the year ended December 31, 2005 as 9,033 of the total options, of which the vesting was accelerated, were “in-the-money” as at the date of the accelerated vesting. With respect to SFAS No. 123, the Company recognized, for purposes of pro forma disclosures, the incremental increase in fair value and the remaining balance of unrecognized compensation cost for the affected options at the time of acceleration.

In accordance with APB No. 25, the Company also recorded a compensation expense of $4,431 for the year ended December 31, 2005 as certain performance-based options granted to an employee and two directors were “in-the-money” as at December 31, 2005.

(iii)
The tax benefit associated with the Company’s stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 is $964,644, $781,527 and nil, respectively. This amount has not been recognized in the Company's consolidated financial statements for the years ended December 31, 2007 and 2006 as there is a low probability that the Company will realize this benefit.

(iv)
Of the total stock-based compensation expense of $480,971, $2,127,043 and $224,776 included in the Company’s consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively, $72,800, $36,287 and nil is included as stock-based compensation expense of discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively.

Net cash proceeds from the exercise of common stock options were $2,228, $270,935 and $231,235 for the years ended December 31, 2007, 2006 and 2005, respectively. No income tax benefit was realized from stock option exercises during the years ended December 31, 2007, 2006 and 2005. In accordance with SFAS No. 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

The following table illustrates the pro forma net loss and net loss per share of common stock as if the fair value method had been applied to all awards during the year ended December 31, 2005:

$

Net loss, as reported	(162,829,981)
Adjustment for APB No. 25	57,726
Adjustment for SFAS No. 123	(6,664,395)
Pro forma net loss	(169,436,650)
Pro forma net loss per share - basic and diluted	(4.04)

The weighted average fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $0.90, $1.77 and $3.54, respectively. The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2007	2006	2005

Volatility	0.765	0.901	0.728
Expected life of options	5.85 years	5.56 years	2.33 years
Risk-free interest rate	4.87%	4.83%	3.87%
Dividend yield	0%	0%	0%

The Company’s computation of expected volatility for the years ended December 31, 2007, 2006 and 2005 is based on a comparable company’s historical stock prices as the Company did not have sufficient historical data. The Company’s computation of expected life has been estimated using the “short-cut approach” as provided in SAB No. 110 as options granted by the Company meet the criteria of “plain vanilla” options as defined in SAB No. 110. Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period. The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

A summary of the options issued during the year ended December 31, 2007 and the total number of options outstanding as of that date and changes since December 31, 2004 are set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value $

Outstanding, December 31, 2004	2,749,199	4.64	8.31	—
Granted	1,823,750	8.10
Exercised	(279,085)	0.83
Forfeited	(186,250)	9.99
Outstanding, December 31, 2005	4,107,614	1.75	8.20	—
Granted	890,000	1.99
Exercised	(140,726)	1.93
Forfeited	(619,667)	2.05
Outstanding, December 31, 2006 (i)	4,237,221	1.75	7.61	—
Granted	1,077,500	1.31
Exercised	(2,250)	0.99
Forfeited	(525,084)	1.83
Outstanding, December 31, 2007	4,787,387	1.64	7.41	—

Vested or expected to vest, December 31, 2007	3,203,728	1.61	6.48	—

Exercisable, December 31, 2007	3,006,637	1.61	6.32	—

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

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of fiscal 2007 of $0.08 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on December 31, 2007). This amount is nil for all the years presented as the exercise price of all options outstanding as at December 31, 2007, 2006, 2005 and 2004 is higher than $0.08, the Company’s closing stock price on the last trading day of fiscal 2007.

As at December 31, 2007, $3,870,931 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.85 years.

(f)	Warrants

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors (note 16(d)), the Company issued the Warrants to these investors. The Warrants are five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock. On February 6, 2007, the Company also issued the Cowen Warrant to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants pursuant to the Securities Purchase Agreement. The Cowen Warrant is a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock. The per share exercise price of the Warrants is $2.20, subject to adjustment, and the Warrants became exercisable on August 6, 2007. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which it is exercisable) are identical to those of the Warrants.

The Company accounts for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), along with related interpretation EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”). SFAS No. 133 requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. Based on the provisions of EITF No. 00-19, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, the Company has classified the Warrants and the Cowen Warrant as a current liability at December 31, 2007.

The estimated fair value of the Warrants and the Cowen Warrant was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Volatilit	79.8%
Expected life of Warrants	5 years
Risk-free interest rate	4.76%
Dividend yield	0%

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the Shares and the Warrants based on their relative fair values. This resulted in an allocation of $2,052,578 to obligation under warrants which includes the fair value of the Cowen Warrant of $97,222.

In addition, SFAS No. 133 requires the Company to record the outstanding derivatives at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the Warrants and the Cowen Warrant as at December 31, 2007 and determined the aggregate fair value to be a nominal amount, a decrease of approximately $2,052,578 over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance. Accordingly, the Company recognized a gain of $2,052,578 in its consolidated statement of operations for the year ended December 31, 2007 which reflects the decrease in the Company’s obligation to its warrant holders to its nominal amount at December 31, 2007.

Transaction costs associated with the issuance of the Warrants of $170,081 has been recorded as a warrant expense in the Company’s consolidated statement of operations for the year ended December 31, 2007.

A summary of the Warrants issued during the year ended December 31, 2007 and the total number of warrants outstanding as of that date are set forth below:

	Number of Warrants Outstanding #	Weighted Average Exercise Price $

Outstanding, December 31, 2006	—	—
Granted	2,764,416	2.20
Outstanding, December 31, 2007	2,764,416	2.20

17. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Years ended December 31,
	2007 $	2006 $	2005 $

Due to related party	—	(5,065)	13,291
Amounts receivable	(58,782)	390,634	(82,810)
Inventory	2,756,759	2,250,554	(3,431,743)
Prepaid expenses	37,951	247,361	(322,455)
Accounts payable	797,415	(1,225,575)	301,457
Accrued liabilities	911,987	(1,155,335)	(563,925)
Deferred revenue and rent inducement	—	—	(485,047)
Due to stockholders	(109,842)	(5,827)	(358,523)
Other current assets	7,000	12,781	4,105
	4,342,488	509,528	(4,925,650)

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Years ended December 31,
	2007 $	2006 $	2005 $

Free inventory	418,303	(48,006)	183,382
Warrant issued in part payment of placement fee	97,222	―	—
Common stock issued on acquisition	—	15,035,969	―

Additional cash flow information
Interest paid	11,180	―	—
Income taxes recovered (paid), net	—	4,533	(8,138)

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

During fiscal 2007, the Company derived all of its revenue from the sale of the components of the RHEO™ System and the SOLX Glaucoma System prior to the sale of all of the issued and outstanding shares of SOLX on December 19, 2007. During the year ended December 31, 2007, the Company sold components of the RHEO™ System to one of its customers, Veris. As previously discussed in note 12, the Company fully provided for the balance due from Veris. Accordingly, no trade receivables due from Veris have been recognized as at December 31, 2007.

Fair value of financial instruments

Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair values of cash and cash equivalents, amounts receivable, accounts payable, accrued liabilities and amounts due from and to stockholders approximate their carrying values due to the short-term maturities of these instruments.

As at December 31, 2007, the Company had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750. The Company considers this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in the Company’s consolidated statement of operations for the year ended December 31, 2007. Although the Company continues to receive payment of interest earned on these securities, the Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007. Management will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which the Company currently expects to be able to sustain its operations in the absence of an additional capital raise by the Company.

19. SEGMENTED INFORMATION

As a result of the acquisition of SOLX and OcuSense during 2006 (note 4), the Company had three reportable segments: retina, glaucoma and point-of-care. The retina segment was in the business of commercializing the RHEO™ System which was used to perform the Rheopheresis™ procedure, a procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD. The Company began limited commercialization of the RHEO™ System in Canada in 2003 and provided support to its sole customer in Canada, Veris, in its commercial activities in Canada. The Company obtained investigational device exemption clearance from the FDA to commence RHEO-AMD, its clinical study of the RHEO™ System. On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008) (note 4).

The glaucoma segment of the Company was in the business of providing treatment for glaucoma with the use of the components of the SOLX Glaucoma System which are used to provide physicians with multiple options to manage intraocular pressure. The Company was seeking to obtain 510(k) approval to market the components of the SOLX Glaucoma System in the United States. The Company acquired the glaucoma segment in the acquisition of SOLX on September 1, 2006; therefore, no amounts are shown for the segment in periods prior to September 1, 2006. On December 19, 2007, the Company sold all of the issued and outstanding shares of the capital stock of SOLX, which had been the glaucoma segment of the Company prior to the completion of this sale. All revenue and expenses related to the Company’s glaucoma segment, prior to the December 19, 2007 closing date, has therefore been included in discontinued operations on its consolidated statements of operations for the years ended December 31, 2007 and 2006.

The point-of-care segment is made up of the TearLab™ business which is currently developing technologies that enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers in tears using nanoliters of tear film. The Company acquired the TearLab™ business in the acquisition of 50.1% of the capital stock of OcuSense, on a fully diluted basis, on November 30, 2006; therefore, no amounts are shown in periods prior to November 30, 2006. During the year ended December 31, 2006, the TearLab™ business did not meet the quantitative criteria to be disclosed separately as a reportable segment and was included as other.

The accounting policies of the segments are the same as those described in significant accounting policies (note 3). Intersegment sales and transfers are minimal and are accounted for at current market prices, as if the sales or transfers were to third parties.

The Company’s reportable units are strategic business units that offer different products and services. They are managed separately, because each business unit requires different technology and marketing strategies. The Company’s business units are acquired or developed as a unit, and in the case of SOLX and OcuSense, their respective management was retained at the time of acquisition.

The Company’s business units are as follows:

	Retina	Glaucoma	Point-of-care	Total
	$	$	$	$
Year ended December 31, 2007
Revenue	91,500	—	—	91,500
Expenses:
Cost of goods sold	2,398,103	—	—	2,398,103
Operating	10,230,299	—	4,577,178	14,807,477
Depreciation and amortization	2,065,088	—	590,172	2,655,260
Impairment of intangible asset	20,923,028	—	—	20,923,028
Restructuring charges	1,312,721	—	—	1,312,721
Loss from continuing operations	(36,837,739)	—	(5,167,350)	(42,005,089)
Interest income	551,948	—	57,985	609,933
Interest expense	(16,444)	—	(784)	(17,228)
Changes in fair value of warrant obligation	1,882,497	—	—	1,882,497
Loss on short-term investment	(1,036,250)	—	—	(1,036,250)
Other income (expense), net	(6,547)	—	24,557	18,010
Minority interest	—	—	2,182,843	2,182,843
Recovery of income taxes	3,186,334	—	2,468,534	5,654,868
Loss from continuing operations	(32,276,201)	—	(434,215)	(32,710,416)
Loss from discontinued operations	—	(35,428,898)	—	(35,428,898)
Net loss	(32,276,201)	(35,428,898)	(434,215)	(68,139,314)
Total assets	3,672,542	—	6,325,818	9,998,360

	Retina	Glaucoma	Point-of-care	Total
	$	$	$	$
Year ended December 31, 2006
Revenue	174,259	—	—	174,259
Expenses:
Cost of goods sold	3,528,951	—	—	3,528,951
Operating	12,741,701	—	312,394	13,054,095
Depreciation and amortization	1,860,849	—	39,516	1,900,365
Impairment of goodwill	65,945,686	—	—	65,945,686
Restructuring charges	819,642	—	—	819,642
Loss from continuing operations	(84,722,570)	—	(351,910)	(85,074,480)
Interest income	1,370,208	—	—	1,370,208
Interest expense	(13,592)		(1,304)	(14,896)
Other income (expense), net	31,108	—	(173)	30,935
Minority interest	—		157,624	157,624
Recovery of income taxes	2,814,058	—	74,432	2,888,490
Loss from continuing operations	(80,520,788)	—	(121,331)	(80,642,119)
Loss from discontinued operations	—	(1,542,384)	—	(1,542,384)
Net loss for the year	(80,520,788)	(1,542,384)	(121,331)	(82,184,503)
Total assets	38,762,773	44,158,205	7,482,717	90,403,695

Year ended December 31, 2005
Revenue	1,840,289	—	—	1,840,289
Expenses:
Cost of goods sold	3,394,102	—	—	3,394,102
Operating	14,181,600	—	—	14,181,600
Depreciation and amortization	1,821,680	—	—	1,821,680
Impairment of goodwill	147,451,758	—	—	147,451,758
Loss from continuing operations	(165,008,851)	—	—	(165,008,851)
Interest income	1,593,366	—	—	1,593,366
Other expense, net	(57,025)	—	—	(57,025)
Recovery of income taxes	642,529	—	—	642,529
Net loss for the year	(162,829,981)			(162,829,981)
Total assets	137,806,058	—	—	137,806,058

The Company’s geographic segments are as follows:

	United States	Canada	Europe	Israel	Total
	$	$	$	$	$
Year ended December 31, 2007
Fixed assets and intangible assets	5,972,098	60,302	—	—	6,032,400

Year ended December 31, 2006
Fixed assets and intangible assets	70,932,850	186,987	63,484	42,613	71,225,934

Year ended December 31, 2005
Fixed assets and intangible assets	90,340,988	137,686	—	—	90,478,674

20. SUBSEQUENT EVENT

(i)
On February 19, 2008, the Company announced that it had secured a bridge loan in an aggregate principal amount of $3,000,000 (less transaction costs of approximately $200,000) from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The Company has pledged its shares of the capital stock of OcuSense as collateral for the loan.

Under the terms of the loan agreement, the Company has two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan. Under the first pre-payment option, the Company may repay the loan in full by paying the lenders, in cash, the amount of outstanding principal and accrued interest and issuing to the lenders five-year warrants in an aggregate amount equal to approximately 19.9% of the issued and outstanding shares of the Company’s common stock (but not to exceed 20% of the issued and outstanding shares of the Company’s common stock). The warrants would be exercisable into shares of the Company’s common stock at an exercise price of $0.10 per share and would not become exercisable until the 180th day following their issuance. Under the second pre-payment option, provided that the Company has closed a private placement of shares of its common stock for aggregate gross proceeds of at least $4,000,000, the Company may repay the loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors. Any exercise by the Company of the second pre-payment option would be subject to stockholder and regulatory approval.

(ii)
On September 18, 2007, OccuLogix received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, for the previous 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(e)(5), or the Minimum Bid Price Rule. Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company was provided 180 calendar days, or until March 17, 2008, to regain compliance. The Nasdaq letter stated that, if, at any time before March 17, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that it has achieved compliance with the Minimum Bid Price Rule. The Nasdaq letter also stated that, if the Company does not regain compliance with the Minimum Bid Price Rule by March 17, 2008, Nasdaq staff will provide written notification that the Company’s securities will be delisted, at which time the Company may appeal the Nasdaq staff’s determination to delist its securities to a Nasdaq Listing Qualifications Panel.

On February 1, 2008, the Company received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, for the previous 30 consecutive trading days, the Company’s common stock did not maintain a minimum market value of publicly held shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2), or the MVPHS Rule. Therefore, in accordance with Marketplace Rule 4450(e)(1), the Company was provided 90 calendar days, or until May 1, 2008, to regain compliance. The Nasdaq letter stated that, if at any time before May 1, 2008, the minimum market value of publicly held shares of the Company’s common stock is $5,000,000 or greater for a minimum of 10 consecutive trading days, Nasdaq staff will provide written notification that the Company complies with the MVPHS Rule. The Nasdaq letter also stated that, if the Company does not regain compliance with the MVPHS Rule by May 1, 2008, Nasdaq staff will provide written notification that the Company’s securities will be delisted, at which time the Company may appeal the Nasdaq staff’s determination to delist its securities to a Nasdaq Listing Qualifications Panel.

The Company will not have become compliant with the Minimum Bid Price Rule by March 17, 2008. Although the Company intends to appeal any determination by Nasdaq staff to delist its common stock to a Nasdaq Listing Qualifications Panel, the Company may not be successful in its appeal, in which case its common stock may be transferred to The Nasdaq Capital Market or be delisted altogether. Should either occur, existing stockholders will suffer decreased liquidity.

These Nasdaq notices have no effect on the listing of the Company's common stock on the Toronto Stock Exchange.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited consolidated statement of operations data for each quarter of fiscal 2007 and 2006:

	Fiscal 2007 Quarter Ended
	March 31	June 30	September 30	December 31
	$	$	$	$

Revenue	90,000	—	—	1,500
Gross profit (loss)	57,900	(33,297)	(2,287,411)	(43,795)
(Loss) from continuing operations	(3,169,254)	(1,497,312)	(18,577,182)	(9,466,668)
(Loss) from discontinued operations	(1,103,490)	(1,081,559)	(1,082,842)	(32,161,007)
Net (loss)	(4,272,744)	(2,578,871)	(19,660,024)	(41,627,675)
Weighted average number of shares outstanding – basic and diluted	54,558,769	57,304,020	57,306,145	57,306,145
Net (loss) from continuing operations per share – basic and diluted	(0.06)	(0.03)	(0.32)	(0.17)
Net (loss) from discontinued operations per share – basic and diluted	(0.02)	(0.02)	(0.02)	(0.56)
Net (loss) per share – basic and diluted	(0.08)	(0.05)	(0.34)	(0.73)

	Fiscal 2006 Quarter Ended
	March 31	June 30	September 30	December 31
	$	$	$	$

Revenue	—	82,715	53,144	38,400
Gross profit (loss)	(1,650,000)	78,398	(52,214)	(1,730,876)
(Loss) from continuing operations	(5,806,868)	(69,971,237)	(3,033,234)	(1,830,780)
(Loss) from discontinued operations	—	—	(531,771)	(1,010,613)
Net (loss)	(5,806,868)	(69,971,237)	(3,565,005)	(2,841,393)
Weighted average number of shares outstanding – basic and diluted	42,166,561	42,186,579	44,911,018	50,622,496
Net (loss) from continuing operations per share – basic and diluted	(0.14)	(1.66)	(0.07)	(0.04)
Net (loss) from discontinued operations per share – basic and diluted	—	—	(0.01)	(0.02)
Net (loss) per share – basic and diluted	(0.14)	(1.66)	(0.08)	(0.06)

(i)	Loss from continuing operations for the three months ended March 31, 2007 includes a charge for the change in the fair value of the Company’s obligation under warrants and warrant expense of $723,980.

(ii)
Loss from continuing operations for the three months ended June 30, September 30 and December 31, 2007 includes income recognized from the change in the fair value of the Company’s obligation under warrants of $1,500,710, $856,969 and $248,797, respectively.

(iii)	Loss from continuing operations for the three months ended December 31, 2007 includes a charge for the loss on short-term investments of $1,036,250.

(iv)
Loss from continuing operations for the three months ended September 30, 2007, December 31, 2006 and March 31, 2006 includes the expense of amounts related to inventory reserves of $2,782,494, $1,679,124 and $1,625,000, respectively.

(v)	Loss from continuing operations for the three months ended June 30, 2006 includes a goodwill impairment charge of $65,945,686.

(vi)	Loss from discontinued operations for the three months ended December 31, 2007 includes a goodwill impairment charge of $14,446,977.

(vii)	Loss from continuing operations for the three months ended September 30, 2007 includes the charge for the impairment of intangible assets of $20,923,028.

(viii)	Loss from discontinued operations for the three months ended December 31, 2007 includes the charge for the impairment of intangible assets of $22,286,383.

(ix)
Net loss per share – basic and diluted are computed independently for the quarters presented. Therefore, the sum of the quarterly per share information may not be equal to the annual per share information.

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

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of OccuLogix, Inc.

We have audited OccuLogix, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  OccuLogix, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, OccuLogix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OccuLogix, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2007 and our report dated 14, 2008 expressed an unqualified opinion thereon in the period.

Toronto, Canada,	Chartered Accountants
March 14, 2008.	Licensed Public Accountants

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required with respect to directors is incorporated herein by reference to the information contained in the General Proxy Information for our 2008 Annual Meeting of Stockholders (the “Proxy Statement”). The information with respect to our audit committee financial expert is incorporated herein by reference to the information contained in the sections captioned “Appointment of Auditors” and “Audit Committee Report” of the Proxy Statement.

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

Schedule II – Valuation and Qualifying Accounts and Reserves

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

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits. Items 10.4, 10.5, 10.8 to 10.14 inclusive, 10.18, 10.24, 10.40, 10.44 to 10.49 inclusive and 10.52 to 10.57 inclusive in the attached Index to Exhibits are management contracts or compensatory plans or arrangements.

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

Dated: March 17, 2008	OCCULOGIX, INC.

	By:	/s/ Elias Vamvakas

Elias Vamvakas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 17, 2008	By:	/s/ Elias Vamvakas

Elias Vamvakas
Chief Executive Officer and
Chairman of Board of Directors

Dated: March 17, 2008	By:	/s/ William G. Dumencu

William G. Dumencu
Chief Financial Officer and Treasurer

Dated: March 17, 2008	By:	/s/ Jay T. Holmes

Jay T. Holmes
Director

Dated: March 17, 2008	By:	/s/ Thomas N. Davidson

Thomas N. Davidson
Director

Dated: March 17, 2008	By:	/s/ Richard L. Lindstrom

Richard L. Lindstrom, M.D.
Director

Dated: March 17, 2008	By:	/s/ Georges Noël

Georges Noël
Director

Dated: March 17, 2008	By:	/s/ Adrienne L. Graves

Adrienne L. Graves
Director

Dated: March 17, 2008	By:	/s/ Gilbert S. Omenn

Gilbert S. Omenn
Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
	$	$	$	$		$

Fiscal 2005
Bad debt reserves	—	518,852	—	—		518,852
Inventory reserves	—	1,990,830	—	—		1,990,830

Fiscal 2006
Bad debt reserves	518,852	—	—	(518,852	) [1]	—
Inventory reserves	1,990,830	3,304,124	—	(193,560	) [2]	5,101,394

Fiscal 2007
Bad debt reserves	—	—	—	—		—
Inventory reserves	5,101,394	2,790,209	—	(596,058	) [2]	7,295,545

1.
During fiscal 2006, OccuLogix, Inc. (“the Company”) agreed to forgive the amount receivable from Veris Health Services Inc. (“Veris”) which had been owing for products and related services delivered or provided to Veris during the period from September 14, 2005 to December 31, 2005.

2.	During fiscal 2007 and 2006, the Company utilized inventory that had previously been provided for.

3.	Index to Exhibits

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

10.6
Rental Agreement between the Registrant and Cornish Properties Corporation dated January 1, 2004 (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333-118024)).

10.7
Agreement between the Registrant and Rheogenx Biosciences Corporation dated March 28, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 6, 2005 (file no. 000-51030)).

10.8
Amending Agreement between the Registrant and Thomas P. Reeves, dated as of July 1, 2005, amending the Employment Agreement between the Registrant and Thomas P. Reeves dated August 2004 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2005 (file no. 000-51030)).

10.9
Option Agreement between Steve Parks and the Registrant dated as of October 4, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 10, 2005 (file no. 000-51030)).

10.10
Release Agreement between John Caloz and the Registrant, dated as of April 13, 2006, terminating the Employment Agreement between the Registrant and John Caloz dated May 18, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2006 (file no. 000-51030)).

10.11
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

10.12
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

10.13
Amending Agreement between the Registrant and Nozhat Choudry, dated as of April 1, 2006, amending the Employment Agreement between the Registrant and Nozhat Choudry dated as of February 10, 2006 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2006 (file no. 000-51030)).

10.14
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

10.15
Convertible Unsecured Promissory Note of Solx, Inc., dated April 1, 2006, in the principal amount of $2,000,000 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on May 25, 2006 (file no. 000-51030)).

10.16
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

10.17
Convertible Unsecured Promissory Note of Solx, Inc., dated August 1, 2006, in the principal amount of $240,000 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006 (file no. 000-51030)).

10.18
Employment Agreement between the Registrant and Doug P. Adams dated as of September 1, 2006 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)).

10.19
Registration Rights Agreement, dated as of September 1, 2006, among the Registrant, Doug P. Adams, John Sullivan and Peter M. Adams, acting, in each case, in his capacity as a member of the Stockholder Representative Committee referred to in the Agreement and Plan of Merger, dated as of August 1, 2006, by and among the Registrant, OccuLogix Mergeco, Inc., Solx, Inc. and Doug P. Adams, John Sullivan and Peter M. Adams, acting, in each case, in his capacity as a member of the Stockholder Representative Committee referred to therein (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)).

10.20
2006 Distributorship Agreement between Asahi Kasei Medical Co., Ltd. and the Registrant dated October 20, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2006 (file no. 000-51030)).

10.21
Summary of Terms and Conditions between the Registrant and Elias Vamvakas dated November 30, 2006 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)).

10.22
Series A Stock Purchase Agreement by and among OcuSense, Inc. and the Registrant dated as of November 30, 2006 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)).  (Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.)

10.23
Securities Purchase Agreement, dated as of February 1, 2007, by and among the Registrant and the investors listed on the Schedule of Investors attached thereto as Exhibit A (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 6, 2007 (file no. 000-51030)).

10.24
Employment Agreement between the Registrant and Suh Kim dated as of March 12, 2007 (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)).

10.25
License Agreement between OcuSense, Inc. and The Regents of the University of California dated March 12, 2003 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)).  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.26
Amendment No. 1, dated June 9, 2003, to the License Agreement between OcuSense, Inc. and The Regents of the University of California dated March 12, 2003 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)).

10.27
Amendment No. 2, dated September 5, 2005, to the License Agreement between OcuSense, Inc. and The Regents of the University of California dated March 12, 2003 (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)).  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.28
Amendment No. 3, dated July 7, 2006, to the License Agreement between OcuSense, Inc. and The Regents of the University of California dated March 12, 2003 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)).

10.29
Amendment No. 4, dated October 9, 2006, to the License Agreement between OcuSense, Inc. and The Regents of the University of California dated March 12, 2003 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)).

10.30	Terms of Business, dated February 5, 2007, between Invetech Pty Ltd and OcuSense, Inc.

10.31
Amendment No. 5, dated June 29, 2007, to the License Agreement between OcuSense, Inc. and The Regents of the University of California dated March 12, 2003. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.32	Lease, dated October 17, 2005, between Penyork Properties III Inc. and the Registrant.

10.33
Lease Amending Agreement, dated as of March 9, 2007, between the Registrant and 2600 Skymark Investments Inc., amending the Lease between Penyork Properties III Inc. and the Registrant dated October 17, 2005.

10.34	2002 Stock Option Plan, as amended and restated on June 29, 2007.

10.35
Manufacturing and Development Agreement, dated October 25, 2007, between MiniFAB (Aust) Pty Ltd and OcuSense, Inc.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.36
First Amendment to Series A Preferred Stock Purchase Agreement, dated October 29, 2007, between OcuSense, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2007 (file no. 000-51030)).

10.37	Research Agreement, dated as of December 13, 2007, between * and OcuSense, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.38
Stock Purchase Agreement, dated as of December 19, 2007, between the Registrant and Solx Acquisition, Inc.  (Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Commission upon request.)

10.39
Amending Agreement, dated as of December 19, 2007, by and among the Registrant, Solx, Inc. and Peter M. Adams, acting for and on behalf of the Stockholder Representative Committee, amending the Agreement and Plan of Merger, dated as of August 1, 2006, by and among the Registrant, OccuLogix Mergeco, Inc., Solx, Inc. and Doug P. Adams, John Sullivan and Peter M. Adams, acting in each case, in his capacity as a member of the Stockholder Representative Committee referred to therein.

10.40
Termination Agreement, dated as of December 19, 2007, between Doug P. Adams and the Registrant, terminating the Employment Agreement between the Registrant and Doug P. Adams dated as of September 1, 2006.

10.41	Limited Guaranty, dated as of December 19, 2007, by Doug P. Adams for the benefit of the Registrant.

10.42	Security Agreement, dated as of December 19, 2007, by Solx, Inc. in favor of the Registrant.

10.43	Letter Agreement, dated December 20, 2007, between the Registrant and Solx Acquisition, Inc.

10.44
Termination Agreement, dated as of January 4, 2008, between John Cornish and the Registrant, terminating the Employment Agreement between the Registrant and John Cornish dated as of April 1, 2005, as amended.

10.45
Termination Agreement, dated as of January 4, 2008, between Julie Fotheringham and the Registrant, terminating the Employment Agreement between the Registrant and Julie Fotheringham dated September 1, 2004.

10.46	Termination Agreement, dated as of January 4, 2008, between Stephen Parks and the Registrant, terminating the Employment Agreement between Stephen Parks and the Registrant dated as of October 4, 2005.

10.47
Termination Agreement, dated as of January 8, 2008, between David C. Eldridge and the Registrant, terminating the Employment Agreement between the Registrant and Dr. David Eldridge dated November 9, 2004.

10.48	Termination Agreement, dated as of January 31, 2008, between Nozhat Choudry and the Registrant, terminating the Employment Agreement between Nozhat Choudry and the Registrant, as amended.

10.49	Termination Agreement, dated as of January 31, 2008, between Stephen Kilmer and the Registrant, terminating the Employment Agreement between the Registrant and Stephen Kilmer dated July 30, 2004.

10.50	Loan Agreement, dated as of February 19, 2008, by and among the Registrant, the Lenders named therein and Marchant Securities Inc.

10.51	Share Pledge Agreement, dated as of February 19, 2008, by the Registrant in favor of Marchant Securities Inc., as collateral agent.

10.52	Employment Agreement, dated as of February 25, 2008, between the Registrant and William G. Dumencu.

10.53	Termination Agreement, dated as of February 25, 2008, between Asahi Kasei Kuraray Medical Co., Ltd and the Registrant

10.54	Amending Agreement, dated as of March 3, 2008, between Nozhat Choudry and the Registrant, amending the Termination Agreement between Nozhat Choudry and the Registrant dated as of January 31, 2008.

10.55	Amending Agreement, dated as of March 3, 2008, between John Cornish and the Registrant, amending the Termination Agreement between John Cornish and the Registrant dated as of January 4, 2008.

10.56
Amending Agreement, dated as of March 3, 2008, between David C. Eldridge and the Registrant, amending the Termination Agreement between David C. Eldridge and the Registrant dated as of January 8, 2008.

10.57
Amending Agreement, dated as of March 3, 2008, between Julie Fotheringham and the Registrant, amending the Termination Agreement between Julie Fotheringham and the Registrant dated as of January 4, 2008.

10.58	Amending Agreement, dated as of March 3, 2008, between Stephen Parks and the Registrant, amending the Termination Agreement between Stephen Parks and the Registrant dated as of January 4, 2008.

14.1	Code of Conduct of the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 10, 2005 (file no. 000-51030)).

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