Form 10-K/A
period 2007-12-31
OccuLogix, Inc.
filed 2008-04-29
CIK 1299139

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

_________

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

As of April 28, 2008, there were 57,306,145 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K filed on March 17, 2008 (the “Original Annual Report”) is being filed in order to provide the information required to be provided in Part III, which information the Original Annual Report purported to incorporate by reference to the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant. No attempt has been made to update, in this Amendment No. 1, the disclosure presented in the Original Annual Report.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the U.S. Securities and Exchange Commission, or the SEC, subsequent to the date of filing of the Original Annual Report.

Unless the context indicates or requires otherwise, in this Amendment No. 1, references to the “Company” shall mean OccuLogix, Inc. and its subsidiaries.  References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicted.  References to “C$” shall mean Canadian dollars.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Set forth below is biographical information relating to each of the members of the Company’s board of directors, or the Board.

Elias Vamvakas co-founded TLC Vision Corporation, or TLC Vision, the Company’s major stockholder and an eye care services company, where he was the Chairman from 1994 to June 2006 and was the Chief Executive Officer from 1994 to July 2004.  He has been the Chairman of the Board and Secretary of OccuLogix since June 2003 and the Chief Executive Officer of OccuLogix since July 2004.  Mr. Vamvakas was named to “Canada’s Top Forty Under Forty” in 1996.  In 1999, he was named Ernst & Young’s Entrepreneur of the Year for Ontario in the Emerging Category and Canadian Entrepreneur of the Year for Innovative Partnering.  In 2000, Mr. Vamvakas was recognized by Profit Magazine for managing one of Canada’s fastest growing companies.

Thomas N. Davidson has been a member of the Board since September 2004 and has been on the board of directors of TLC Vision since 2002.  Mr. Davidson has been Chairman of NuTech Precision Metals Inc. since 1984 and Chairman of Quarry Hill Group, a private investment holding company, since 1986.  NuTech Precision Metals Inc. is a manufacturer of high performance metal fabrications for the health care, aerospace, high technology, nuclear power and chemical industries.  Mr. Davidson is past Chairman of Hanson Chemical Inc., a supplier of specialty chemical products, and General Trust and PCL Packaging Inc.  Mr. Davidson is the non-executive Chairman of Azure Dynamics Corporation, a developer of hybrid electrical vehicle systems for commercial vehicles.  He also sits on the board of MDC Partners Inc. and was recognized by the Financial Post as the Canadian Entrepreneur of the Year in 1979.

Jay T. Holmes has been a member of the Board since September 2004 and has been self-employed as an attorney and business consultant since mid-1996.  From 1981 until mid-1996, Mr. Holmes held several senior management positions at Bausch & Lomb Incorporated, the most recent being Executive Vice President and Chief Administrative Officer from 1995 to 1996 and Senior Vice President and Chief Administrative Officer from 1993 to 1995.  From 1983 to 1993, Mr. Holmes was Senior Vice President, Corporate Affairs and, from 1981 to 1983, Vice President and General Counsel at Bausch & Lomb.  Mr. Holmes was a member of the board of directors of Bausch & Lomb from 1986 until 1996 and of VISX, Inc. from 1999 to 2005.  Mr. Holmes also serves on the board of directors of ReVision Optics, Inc. and, until mid-2007, served on the board of directors of IntraLase Corporation.

Richard L. Lindstrom, MD, has been a member of the Board since September 2004 and has been serving as a director of TLC Vision since May 2002 and, prior to that, was a director of LaserVision Centers, Inc. since November 1995.  Since 1979, Dr. Lindstrom has been engaged in the private practice of ophthalmology and is Founder and Attending Surgeon of Minnesota Eye Consultants P.A., a provider of eye care services.  Dr. Lindstrom has been serving as Associate Director of the Minnesota Lions Eye Bank since 1987.  He is also a medical advisor for several medical device and pharmaceutical manufacturers.  Dr. Lindstrom is past President of the International Society of Refractive Surgery, the International Intraocular Implant Society and the International Refractive Surgery Club.  From 1980 to 1989, he served as a Professor of Ophthalmology at the University of Minnesota and is currently Adjunct Professor Emeritus in the Department of Ophthalmology at the University of Minnesota.  Dr. Lindstrom received his Doctor of Medicine, Bachelor of Arts and Bachelor of Sciences degrees from the University of Minnesota.

Georges Noël has been a member of the Board since July 2003.  Mr. Noël has been involved in the private equity and venture capital industry for over 14 years and, between 2002 and 2003, was the Secretary General of the Belgian Venturing Association.  Mr. Noël is currently the Director of the European Private Equity & Venture Capital Association, or EVCA, and the Chief Executive Officer of Cofino SA which provides services to the venture capital industry.  Mr. Noël’s professional experience in private equity has encompassed a range of roles and responsibilities at various private equity houses, including:  CAM Private Equity, the Cologne-based fund of funds; Ostbelgieninvest AG; Eupen; and Fortis Private Equity NV.  Prior to his involvement in private equity, Mr. Noël was Chief Financial Officer and Member of the Executive Committee of the industrial group NMC SA in Eupen, a company that develops, produces and markets synthetic foam products, between 1982 and 1993.  He held various positions in corporate banking at Générale de Banque, now Fortis Bank, and was Managing Director of its German subsidiary, Belgische Bank, between 1971 and 1981.  Mr. Noël serves on the boards of several investee or family-owned companies, is past President of the Belgium Venturing Association and of the IMD Alumni Club of Belgium.  Mr. Noël was a member of the EVCA National Venture Capital Associations Committee from 2000 to 2003.

Gilbert S. Omenn, MD, PhD, has been a member of the Board since April 2005 and, since 1997, has been Professor of Internal Medicine, Human Genetics and Public Health at the University of Michigan.  He is also the Director of the Center for Computational Medicine and Biology at the University of Michigan.  From 1997 to 2002, he served as Executive Vice President for Medical Affairs and as Chief Executive Officer of the University of Michigan Health System.  He was formerly Dean of the School of Public Health and Professor of Medicine and Environmental Health, University of Washington, Seattle.  Since 1987, he has served on the board of directors of Amgen Inc. and of Rohm & Haas Company.  He served as Associate Director, Office of Science and Technology Policy, and as Associate Director, Office of Management and Budget, in the Executive Office of the President in the Carter Administration.  He is a member of the Council and leader of the Human Plasma Proteome Project for the international Human Proteome Organization and, in 2007, completed his service as board chair of the American Association for the Advancement of Science.  Dr. Omenn is the author of over 430 research papers and scientific reviews and the author/editor of 18 books.  He is a member of the Institute of Medicine of the National Academy of Sciences, the American Academy of Arts and Sciences, the Association of American Physicians and the American College of Physicians.  In 2004, he received the John W. Gardner Legacy of Leadership Award from the White House Fellows Association.

Adrienne L. Graves, PhD, has been a member of the Board since April 2005 and, since 2002, has been President and Chief Executive Officer of Santen Inc., the U.S. subsidiary of Santen Pharmaceutical Co., Ltd.  Dr. Graves also sits on the board of directors of Santen Inc. and is a corporate officer of Santen Pharmaceutical Co., Ltd.  Dr. Graves joined Santen Inc. in 1995 as Vice President of Clinical Affairs to initiate the company’s clinical development in the U.S.  Prior to joining Santen Inc., Dr. Graves spent nine years with Alcon Laboratories, Inc., or Alcon, beginning in 1986 as a Senior Scientist.  She was named Associate Director of Alcon’s Clinical Science Division in 1992 and then Alcon’s Director of International Ophthalmology in 1993.  Dr. Graves is the author of over 30 research papers and is a member of a number of professional associations, including the Association for Research in Vision and Ophthalmology, the American Academy of Ophthalmology, the American Glaucoma Society and Women in Ophthalmology.  Dr. Graves also co-founded Ophthalmic Women Leaders.  She received her B.A. in psychology with honors from Brown University, her PhD in psychobiology from the University of Michigan and completed a postdoctoral fellowship in visual neuroscience at the University of Paris.

Executive Officers

Provided below are brief summaries of the business experience during the past five years or more of each of the executive officers of OccuLogix who is not a director:

Thomas P. Reeves has served as Occulogix’s President and Chief Operating Officer since September 2004.  Mr. Reeves was the President and Chief Executive Officer from March 2001 to September 2004 of Borderfree, an international e-commerce service provider, and of the Canada Post Borderfree Partnership, a commercial partnership between Canada Post Corporation and Borderfree.  From 1998 to 2000, Mr. Reeves was President of Beamscope Canada Inc., or Beamscope, a retail distributor of micro-computer products.  While Mr. Reeves was President of Beamscope, the company instituted proceedings under the Companies’ Creditors Arrangement Act (Canada) and a receiver was appointed after his departure.  From 1994 to 1998, Mr. Reeves was President of Merisel Canada, a subsidiary of one of the largest distributors of micro-computer products.  From 1992 until 1994, Mr. Reeves was Managing Director of Merisel Europe where he was responsible for all strategic, financial and operational aspects of subsidiaries in the UK, France, Germany, Switzerland, Austria and Russia.  From 1989 until 1992, Mr. Reeves was Managing Director of Merisel Ltd., and, from 1987 to 1989, he was Vice President of European Business Development based in Paris, France.  From 1985 until 1987, Mr. Reeves was a consultant with the Boston Consulting Group in its San Francisco office.  Mr. Reeves holds a Master of Arts in International Relations from the Australian National University and graduated magna cum laude with a Bachelor of Arts in Economics from Harvard University.

William G. Dumencu, CA, served as Occulogix’s Chief Financial Officer and Treasurer between September 2003 and June 2005 and has been serving again in that capacity since the middle of April 2006.  Prior to his re-appointment as OccuLogix’s Chief Financial Officer and Treasurer in April 2006, Mr. Dumencu had been serving as OccuLogix’s Vice President, Finance.  From January 2003 to August 2003, Mr. Dumencu was a consultant for OccuLogix and TLC Vision, and, from 1998 until 2002, Mr. Dumencu served in a variety of financial leadership positions at TLC Vision, including Controller.  Mr. Dumencu was employed in various financial management positions by Hawker Siddeley Canada, Inc., a manufacturing conglomerate, from 1978 to 1998.  Mr. Dumencu is a Chartered Accountant and a member of the Canadian Institute of Chartered Accountants.  He holds a Bachelor of Math degree from the University of Waterloo.

Suh Kim is OccuLogix’s General Counsel.  Prior to joining the Company, she practised corporate and securities law in Toronto with a major Canadian law firm.  Prior to commencing legal practice, she had served as Executive Assistant (Chief of Staff) to Bill Graham, formerly Canada’s Minister of National Defence, Minister of Foreign Affairs and Chairman of the House of Commons Committee on Foreign Affairs and International Trade.  Ms. Kim holds a Bachelor of Social Sciences from the University of Ottawa and a Bachelor of Laws from the University of Toronto.  She is a member of the Law Society of Upper Canada and also has been called to the Bar of the State of New York.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires OccuLogix’s directors, certain officers and persons who own more than 10% of a registered class of OccuLogix’s equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC.  Such directors, officers and 10% stockholders are also required by the SEC rules to furnish the Company with copies of all Section 16(a) reports they file.  OccuLogix assists its directors and officers in preparing their Section 16(a) reports.

To the knowledge of the Company, all Section 16(a) reports required to be filed by directors and officers of the Company during the fiscal year ended December 31, 2007 were filed on a timely basis.

Code of Ethics

On December 4, 2004, the Board adopted a code of ethics that applies to the Company’s directors, officers and employees and which is intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws.  On October 3, 2005, the Board adopted a revised code of ethics, entitled “OccuLogix, Inc. Code of Conduct”.  A copy of this document can be requested free of charge by writing to, or calling, the Company’s General Counsel at 2600 Skymark Avenue, Unit 9, Suite 201, Mississauga, Ontario, L4W 5B2, 905-602-0887.  It is also available on the Company’s website (www.occulogix.com).

The Audit Committee of the Board, or the Audit Committee, has established an independent, toll-free Values Line (1-888-475-8376) which anyone with good faith concerns regarding accounting, internal accounting controls or auditing matters at the Company, or matters relating to compliance with the Company’s code of ethics, may call to report his or her concerns.   The Values Line is available 24 hours a day and seven days a week.  All concerns reported through the Values Line are communicated to the Audit Committee which will take appropriate action.

Corporate Governance

The Board has three committees:  the Audit Committee; the Compensation Committee; and the Corporate Governance and Nominating Committee.

The Audit Committee consists of Messrs. Holmes, Davidson and Noël and Dr. Graves, each of whom is an independent director.  Furthermore, the Board has determined that Mr. Noël, the Audit Committee’s Chairman, is an “audit committee financial expert” as defined by the rules of the SEC and NASDAQ.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Despite the recent departure of seven members of our executive team, the objectives of, and the principles underlying, the Company’s compensation program for executive officers remain unchanged.

The main objective of the compensation program for executive officers, including the executives who are identified in the Summary Compensation Table (whom we refer to as the “Named Executive Officers”), is the same as our overall objective in operating the Company—to create long-term value for stockholders.  OccuLogix’s corporate philosophy on compensation is that compensation should be tied to an individual’s performance and to the performance of the Company overall.  We believe that executive officers who make a substantial contribution to the long-term success of the Company and its subsidiaries are entitled to participate in that success.

Our executive compensation program is designed to attract qualified executives and to encourage them to remain with the Company for long and productive careers, to reward executives for performance and leadership excellence and to align executives’ interests with those of stockholders.  The compensation of OccuLogix’s executive officers, including the Named Executive Officers, is comprised of base salary, cash bonuses and long-term incentives in the form of OccuLogix stock options.  Each of Mr. Vamvakas, the Chief Executive Officer (also the Secretary and Chairman of the Board), Mr. Dumencu, the Chief Financial Officer and Treasurer, and Mr. Reeves, the President and Chief Operating Officer, also receives certain perquisites as part of his respective compensation package.  While he was employed by the Company, Dr. Eldridge, the Vice President, Science and Technology, also received certain perquisites as part of his compensation package.  Most of the elements of our executive officers’ compensation simultaneously fulfill one or more of the attraction and retention, performance and alignment objectives of our executive compensation program.  We combine these elements for each executive in a manner that we believe optimizes that executive’s contribution to the Company.

OccuLogix does not have an executive pension plan.  However, our executives participate in benefit programs that are generally available to employees of the Company, including our health and dental insurance plan.

Compensation Objectives

Attraction and Retention

OccuLogix was incorporated in the State of Delaware in 2002 and operates in an emerging market.  As a pre-revenue company which is in the development phase of its growth, we are subject to certain challenges in our executive recruitment activities that more mature companies may not face.  As best as possible, we seek to keep our executives’ base salaries and cash bonus compensation competitive with those of executives at comparable companies in the biotechnology and medical devices industries.  The Company also places considerable emphasis on stock options as an attraction and retention tool.  Our stock option awards are structured to facilitate the retention of executives in that they typically vest in one-third increments during the three-year period following their grant.

Performance

Base salaries and cash bonus compensation are designed to reward annual achievements and to be commensurate with executives’ scope of responsibilities, demonstrated leadership abilities, management experience and demonstrated effectiveness in their respective roles.  Cash bonus compensation, in particular, is intended to reward performance—individual performance as well as the performance of the Company.  Cash bonuses are paid, within the discretion of the Compensation Committee, based on an assessment of an executive’s performance against pre-determined quantitative and/or qualitative individual goals and based also on a determination of whether pre-determined collective, corporate objectives have been met by the Company during the performance review period in question.  Performance-based stock option awards are sometimes used to encourage and reward performance prospectively, and a stock option award, on one occasion, was granted in recognition of the extraordinary past performance of a Named Executive Officer.

Alignment

We seek to align the interests of our executives with those of our stockholders by evaluating executive performance on the basis of measurements which we believe correlate to long-term stockholder value.  Key elements of executive compensation that align the interests of executives with those of stockholders include (1) cash bonus compensation since it is paid, based on an assessment of the attainment of, or failure to attain, certain pre-determined measures, the attainment of which is judged to be critical to the success of the Company, and (2) stock option awards, which link that portion of executives’ compensation to stockholder value since the value of such awards is directly related to the value of the underlying stock.  Although we do not require stock ownership by executives, we do not discourage it in any way and actively encourage executives to execute their duties and responsibilities, and manage the Company, as though they are owners of the Company.

Implementing Our Objectives

In making compensation decisions, we rely on our judgment after reviewing the performance of the Company and evaluating an executive’s performance during the year against pre-determined measures and his or her leadership qualities, operational performance, responsibilities, current compensation arrangements and long-term potential to enhance stockholder value.  We also take into account marketplace standards and trends.

Some specific factors affecting compensation decisions include:

•	strategic objectives of the Company such as acquisitions and financings;
•	specific operational goals for the Company such as, for example, the progress of the Company’s clinical trials;
•	ability to lead, mentor and motivate employees; and
•	contribution to the promotion of the Company’s corporate values.

We generally do not adhere to set formulas, or react to short-term changes in performance, in determining the amount and mix of compensation.  In our view, some measure of flexibility in this regard is desirable since the most effective tools used to motivate long-term performance by some executives may not be the same ones that will be most effective or appropriate in motivating the long-term performance of other executives.  We believe that the most important indicator of whether our compensation objectives are being met is our ability to motivate our executives to perform well consistently and to continue their careers with the Company.

Annual Cash Compensation—Base Salary

The base salaries of our executives depend on the scope and level of their responsibilities and their performance.  Decisions regarding salary increases take into account the executive’s current base salary, the level of compensation paid to his or her peers within and outside the Company and the Company’s overall financial condition.  Base salaries are reviewed every year, in July, but are not increased automatically.

Annual Cash Compensation—Bonus

Bonus compensation, in particular, is intended to reward individual performance as well as the performance of the Company.  The maximum bonus compensation of each executive, other than that of Mr. Vamvakas, is a percentage of his or her base salary.  Mr. Vamvakas is entitled to receive up to the full amount of his base salary in bonus compensation.  For most executives, payment of 25% of his or her bonus compensation is dependent on achievement of his or her individual goals, and payment of the remaining 75% is contingent on the attainment of the collective, corporate objectives of the Company.  However, Mr. Vamvakas’ bonus compensation and Mr. Reeves’ bonus compensation are contingent solely on the attainment of the collective, corporate objectives of the Company.  In December of each year, Messrs. Vamvakas and Reeves review with the Compensation Committee their assessment of each executive’s performance against the pre-determined measures applicable to that executive, which would have been approved by the Compensation Committee at the start of the performance review period in question.  Using that assessment as an evaluative tool and factoring in its determination of whether, or the extent to which, the Company’s collective, corporate objectives have been met during the performance review period, the Compensation Committee sets the level of bonus compensation, if any, to be paid to executives.  The Compensation Committee’s approach to setting executives’ individual goals and the Company’s collective, corporate objectives is to ensure that these goals and objectives are attainable but challenging.

Long-term Incentives—Stock Options

The Company’s equity incentive compensation program is intended to be an effective recruitment and retention tool, to recognize the scope of responsibilities of executives, to reward performance and leadership and to motivate future performance by aligning the interests of executives with those of stockholders.

In 2005, an aggregate of 768,750 performance-based stock options under the Company’s 2002 Stock Option Plan was granted to executives, the vesting of which is contingent upon the attainment of certain milestones on or prior to certain specified dates.  In connection with the recruitment of two executives in 2005, an additional 400,000 stock options were granted—100,000 under the Company’s 2002 Stock Option Plan and 300,000 outside the Company’s 2002 Stock Option Plan, of which 100,000 are performance-based stock options.  In 2006, no stock options were awarded to any of our executives, other than to (1) Mr. Vamvakas, who agreed to receive stock options in lieu of the cash compensation to which he would have, or might have (in the case of his bonus compensation), otherwise been entitled in his capacity as the Chief Executive Officer of the Company, (2) to Mr. Adams, the President & Founder, Glaucoma Division of the Company, who joined the Company on September 1, 2006 and (3) to Dr. Chaudry-Rao, Vice President, Clinical Research of the Company, who joined the Company on February 10, 2006.  In 2007, 20,000 time-based stock options were granted to Mr. Reeves in recognition of his exceptional contribution to the Company during 2006, and time-based stock options also were granted to Ms. Kim, General Counsel, upon her joining the Company on March 12, 2007.  In addition to these two grants, in July 2007, an aggregate of 530,000 time-based stock options was awarded to our executives (including to Mr. Reeves and Ms. Kim).  We are of the view that it will be important for the attainment of the Company’s compensation objectives for it, in the future, to continue to have the ability to make such annual grants of additional stock options to executives, if doing so would be appropriate in view of the strategic, operational and financial performance of the Company overall.

Perquisites

We provide each of Mr. Vamvakas and Mr. Reeves with a car allowance.  However, the Company will cease to provide Mr. Reeves with a car allowance after April 30, 2008.  In addition, each of Mr. Vamvakas and Mr. Reeves is entitled to have the Company reimburse him for miscellaneous expenses, to a maximum of C$20,000 per year, which can include club membership fees.  We also paid a portion of the premium on Dr. Eldridge’s supplementary health insurance policy while he was employed by the Company.

Stock Options Grant Practice

The exercise price of stock options awarded to our executives is set at the greater of (1) the volume weighted average trading price of the Company’s common stock on the NASDAQ Global Market, or NASDAQ, for the five trading-day period immediately preceding the date of grant and (2) the closing price of the Company’s common stock on NASDAQ on the trading date immediately preceding the date of grant.  Under no circumstances, are stock options deemed to be granted as of a date preceding a date on which the requisite approval of the Compensation Committee or the Board of Directors is given.  It is the Company’s practice to avoid making stock option grants when there exists material information that has not been publicly disclosed.

Role of Executives in Determining Compensation

The Compensation Committee has primary responsibility for assisting the Board in developing and evaluating potential candidates for executive positions, including that of the Chief Executive Officer, and for overseeing the development of executive succession planning.  As part of this responsibility, the Compensation Committee oversees the design, development and implementation of the Company’s executive compensation program.

The Compensation Committee evaluates Mr. Vamvakas’ performance and determines his compensation.  Mr. Vamvakas and the Compensation Committee, together, evaluate the performance of Mr. Reeves, and, guided by Mr. Vamvakas’ recommendation, the Compensation Committee determines Mr. Reeves’ compensation.  Messrs. Vamvakas and Reeves and the Compensation Committee, together, evaluate the performance of all of the other executives, including the other Named Executive Officers, and, guided by recommendations made by Messrs. Vamvakas and Reeves, the Compensation Committee determines the compensation of all of the other executives.

Other than as described above, and other than by discussing their performance objectives and evaluations with the individual to whom they report (either Mr. Vamvakas or Mr. Reeves, as the case may be), executives do not play a role in determining their own compensation.

Role of Compensation Consultant

At the present time, neither the Company nor the Compensation Committee has retained any compensation consultant to assist with executive compensation matters.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company’s chief executive officer or any of the company’s four other most highly compensated executives who are employed as of the end of the year.  This limit does not apply to compensation that meets the requirements under Section 162(m) of the Code for “qualifying performance-based” compensation, generally being compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by stockholders.  The current levels of compensation of the Chief Executive Officer and the other currently employed Named Executive Officers do not make the limitation imposed by Section 162(m) of the Code of immediate concern to the Company.  However, the Compensation Committee intends to take note of that limitation as it sets and monitors executive compensation levels in the future.

Compensation of Named Executive Officers in 2007

Chief Executive Officer

Mr. Vamvakas’ base compensation during the financial year ended December 31, 2007 was C$483,132.  He earned no bonus compensation for his performance during the financial year ended December 31, 2007 but was awarded 100,000 time-based stock options which will vest in one-third increments during the three-year period following their grant.  See “Additional Information on Executive Compensation—Employment Contracts—Elias Vamvakas”.

Chief Financial Officer and Treasurer

Mr. Dumencu’s base compensation during the financial year ended December 31, 2007 was C$181,155.  He earned no bonus compensation for his performance during the financial year ended December 31, 2007 but was awarded 30,000 time-based stock options which will vest in one-third increments during the three-year period following their grant.  See “Additional Information on Executive Compensation—Employment Contracts—William G. Dumencu”.

President and Chief Operating Officer

Mr. Reeves’ base compensation during the financial year ended December 31, 2007 consisted of a base salary of C$325,600 and professional fees in the amount of $51,750.  He earned no bonus compensation for his performance during the financial year ended December 31, 2007 but was awarded an aggregate of 120,000 time-based stock options, of which 20,000 were granted in recognition of his exceptional contribution to the Company during 2006.  All of these stock options will vest in one-third increments during the three-year period following their grant.  See “Additional Information on Executive Compensation—Employment Contracts—Thomas P. Reeves”.

Vice President, Science and Technology

Dr. Eldridge’s base compensation during the financial year ended December 31, 2007 was $197,500.  He earned no bonus compensation for his performance during the financial year ended December 31, 2007 but was awarded 30,000 time-based stock options which will vest in one-third increments during the three-year period following their grant.  Dr. Eldridge’s employment with the Company was terminated on January 8, 2008, as a result of which he is owed severance by the Company.  See “Additional Information on Executive Compensation—Employment Contracts—David C. Eldridge”.

Vice President, Clinical Research

Dr. Chaudry-Rao’s base compensation during the financial year ended December 31, 2007 was C$203,500.  She earned no bonus compensation for her performance during the financial year ended December 31, 2007 but was awarded 30,000 stock options.  Dr. Chaudry-Rao’s employment with the Company was terminated on January 31, 2008, as a result of which she is owed severance by the Company.  See “Additional Information on Executive Compensation—Employment Contracts—Nozait Chaudry-Rao”. The Company has retained Dr. Chaudry-Rao’s services in connection with the winding-down of its RHEO-AMD study, for which she is being paid on an hourly basis.

Post-Employment Compensation

All of the Named Executive Officers have a severance entitlement pursuant to their respective employment agreements.  Had their employment with the Company been terminated without cause as at December 31, 2007, the Company would have been obligated to make severance payments of C$1,572,565, C$188,878, C$965,137, $217,705 and C$216,062 to Mr. Vamvakas, Mr. Dumencu, Mr. Reeves, Dr. Eldridge and Dr. Chaudry-Rao, respectively.  See also “Additional Information on Executive Compensation—Employment Contracts”.

Directors’ Compensation

Our general philosophy toward directors’ compensation is that directors should be paid fairly for the work, time and effort required to serve on the Board, that directors’ compensation should align their interests with those of stockholders and that the structure of directors’ compensation should be straightforward and transparent.  The Company compensates only non-executive directors for serving on the Board.

Directors’ compensation during the financial year ended December 31, 2007 is described under “Additional Information on Executive Compensation—Compensation of Directors” and “—Director Compensation Table”.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of OccuLogix.  None of the Company’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or the board of directors of any other entity that has one or more executive officers serving as a member of the Board (of OccuLogix) or the Compensation Committee (of OccuLogix).

Compensation Committee Report

 The Compensation Committee has reviewed the Compensation Discussion and Analysis and has discussed it with management.  Based on its review and discussions with management, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Thomas N. Davidson	Jay T. Holmes	Georges Noël
Gilbert S. Omenn	Adrienne L. Graves

ADDITIONAL INFORMATION ON EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation earned during each of the financial years ended December 31, 2007 and December 31, 2006 by:

•	the Chief Executive Officer;
•	the Chief Financial Officer; and
•
each of the three most highly compensated executive officers (other than the Chief Executive Officer and the Chief Financial Officer) during the financial year ended December 31, 2007 and who was serving as an executive officer at the end of such financial year.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Option Awards(1)(2)	All Other Compensation(3)	Total
		($)		($)	($)	($)	($)

Elias Vamvakas(4)	2007	491,983		—	78,000	35,610	605,592
	2006	182,188	(5)	—	418,500	18,445	619,133
Chairman and Chief Executive Officer

William G. Dumencu(4)	2007	184,474		—	23,400	—	207,874
	2006	147,508		10,542	12,600	—	170,650
Chief Financial Officer and Treasurer (between September 2003 and May 2005; and from April 2006 to the present) Vice President, Finance (between June 2005 and April 2006)

Thomas P. Reeves(6)	2007	331,564		—	103,600	87,330	522,494
	2006	274,353		48,297	130,050	89,821	542,522
President and Chief Operating Officer

David C. Eldridge	2007	197,500		—	23,400	217,705	438,605
	2006	195,000		13,203	12,600	—	220,803
Vice President, Science and Technology (between November 2004 and January 2008)

Nozait Chaudry-Rao(4)	2007	207,227		—	23,400	216,062	446,689
Vice President, Clinical Research

___________
(1)
For the financial year ended December 31, 2007, the values set forth in this column are based on the full grant date fair value of stock option awards, computed in accordance with the provisions of SFAS No. 123R.  For the financial year ended December 31, 2006, the values set forth in this column are based on the full grant date fair value of stock option awards, computed in accordance with the provisions of SFAS No. 123R.  These stock options include time-based stock options granted during the financial years ended December 31, 2007 and December 31, 2006.

(2)
The values in this column also include the incremental fair value of the then out-of-the-money stock options which were re-priced by the Company during 2006.  The incremental fair value of the re-priced stock options, which were granted to the Named Executive Officers prior to the financial year ended December 31, 2006, was computed in accordance with the provisions of SFAS No. 123R.  See “—Re-Pricing of Stock Options”.

(3)
These amounts do not include the value of perquisites received by Dr. Eldridge as the aggregate value of such perquisites did not exceed $10,000.  Although Mr. Dumencu was entitled to reimbursement by the Company of the costs of preparation of his annual income tax return during the financial years ended December 31, 2007 and December 31, 2006, he did not exercise such entitlement.  The amounts set forth in this column for Drs. Eldridge and Chaudry-Rao consist of the amounts accrued by the Company in December 2007 in respect of their respective severance entitlement.

(4)
All cash compensation paid to Messrs. Vamvakas and Dumencu and Dr. Chaudry-Rao was paid in Canadian dollars.  Amounts paid during 2007 and 2006 have been converted to U.S. dollars at the year-end exchange rate of C$0.98201 to $1.00 and C$1.16638 to $1.00, respectively.

(5)	Reflects salary earned by Mr. Vamvakas during the period from January 1, 2006 to June 30, 2006 inclusive.
(6)
Cash compensation paid to Mr. Reeves as an employee of OccuLogix was paid in Canadian dollars, and that amount has been converted to U.S. dollars.  See note 4 for exchange rates.  Compensation paid to Mr. Reeves as a consultant of OccuLogix is included in the column headed “All Other Compensation” and was paid in U.S. dollars.

All Other Compensation Table

The following table sets forth each component of the column headed “All Other Compensation” in the Summary Compensation Table.

Name	Year	Severance (1)	Consulting Fees	Car Allowance	Club Membership	Tax Return Preparation	Total
		($)	($)	($)	($)	($)	($)

Elias Vamvakas	2007	—	—	12,220	23,390	—	35,610
	2006	—	—	5,144	13,301	—	18,445

Thomas P. Reeves	2007	—	50,875	12,220	18,298	5,937	87,330
	2006	—	58,668	10,288	15,809	5,056	89,821

David C. Eldridge	2007	217,705	—	—	—	—	217,705

Nozait Chaudry-Rao	2007	216,062	—	—	—	—	216,062

___________

(1)
The amounts set forth in this column were accrued by the Company in December 2007 but were not paid during the financial year ended December 31, 2007.  See “—Employment Contracts—David C. Eldridge” and “—Employment Contracts—Nozait Chaudry-Rao”.

Grants of Plan-Based Awards Table

The following table sets forth the grant of OccuLogix stock options for the financial year ended December 31, 2007 to the Named Executive Officers.  All of these stock options are time-based and will vest in one-third increments during the three-year period following their respective dates of grant.  In July 2007, an aggregate of 530,000 time-based stock options was granted to our executives, of which 290,000 were granted to the Named Executive Officers.  Such grant was the inaugural grant of additional stock options to executives which the Board has resolved to effect, on an annual basis, if doing so would be appropriate in view of the strategic, operational and financial performance of the Company overall.  In addition to the 100,000 time-based stock options that Mr. Reeves received in July 2007, he also was awarded 20,000 time-based stock options in March 2007 in recognition of his exceptional contribution to the Company during 2006.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards
		(#)	($/share)

Elias Vamvakas	07/03/2007	100,000	1.11

William G. Dumencu	07/03/2007	30,000	1.11

Thomas P. Reeves	03/11/2007	20,000	1.82
	07/03/2007	100,000	1.11

David C. Eldridge	07/03/2007	30,000	1.11

Nozait Chaudry-Rao	07/03/2007	30,000	1.11

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table provides information regarding the Named Executive Officers’ holdings of OccuLogix stock options as of the end of the financial year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

				Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Options Expiration Date
		(#)	(#)	(#)	($)

Elias Vamvakas	07/03/2007(1)	—	100,000	—	1.11	07/03/2017
	08/03/2006(2)	300,000	—	—	1.90	08/03/2016
	03/30/2005(3)	—	112,500	—	2.05	03/30/2015
	07/01/2003(4)	500,000	—	—	0.99	07/01/2013
	08/01/2002(5)	4,583	—	—	1.30	08/01/2012

William G. Dumencu	07/03/2007(1)	—	30,000	—	1.11	07/03/2017
	03/30/2005(3)	—	45,000	—	2.05	03/30/2015
	08/01/2003(4)	100,000	—	—	0.99	08/01/2013

Thomas P. Reeves	07/03/2007(1)	—	100,000	—	1.11	07/03/2017
	03/11/2007(6)	—	20,000	—	1.82	03/11/2017
	03/30/2005(3)	—	78,750	—	2.05	03/30/2015
	12/16/2004(7)	300,000	—	—	2.05	12/16/2014

David C. Eldridge	07/03/2007(1)	—	30,000	—	1.11	07/03/2017
	03/30/2005(3)	—	45,000	—	2.05	03/30/2015
	07/01/2003(4)	59,798	—	—	0.99	07/01/2013

Nozait Chaudry-Rao	07/03/2007(1)	—	30,000	—	1.11	07/03/2017
	02/10/2006(8)	26,667	53,333		2.05	02/10/2016

___________
(1)	Exercisable as to (i) 33⅓% on July 3, 2008, (ii) 33⅓% on July 3, 2009 and (iii) 33⅓% on July 3, 2010.
(2)
Exercisable immediately upon grant and will remain exercisable until the expiration date, notwithstanding any earlier disability or death of Mr. Vamvakas or any earlier termination of his service to the Company.

(3)
As of the date of this Amendment No. 1, exercisable when and if OccuLogix receives the approval that it is seeking from the U.S. Food and Drug Administration for the RHEO™ System for use in the Rheopheresis™ treatment of dry age-related macular degeneration.

(4)	Fully vested and exercisable upon the closing of OccuLogix’s initial public offering of shares of its common stock on December 16, 2004.
(5)
Exercisable immediately upon grant and will remain exercisable until the earlier of (i) the expiration date and (ii) the last date for exercise following the termination of Mr. Vamvakas’ service to the Company.

(6)	Exercisable as to (i) 33⅓% on March 11, 2008, (ii) 33⅓% on March 11, 2009 and (iii) 33⅓% on March 11, 2010.
(7)	On December 11, 2005, the Board approved accelerating the vesting of unvested stock options granted prior to December 31, 2004 to employees, officers and directors.
(8)	Exercisable as to (i) 33⅓% on February 10, 2007, (ii) 33⅓% on February 10, 2008 and (iii) 33⅓% on February 10, 2009.

Re-Pricing of Stock Options

At the annual meeting of the stockholders of the Company held on June 23, 2006, the stockholders of the Company approved the re-pricing of all then out-of-the-money stock options of the Company as approximately 66.7% of the Company’s outstanding stock options had exercise prices that were significantly higher than the then current market price of OccuLogix’s common stock.  The Company believed that these stock options were not providing an effective incentive for the Company’s management, employees and third party consultants.  The exercise price of all outstanding stock options of the Company that, on June 23, 2006, was greater than $2.05, being the weighted average trading price of the Company’s common stock on NASDAQ during the five-trading day period immediately preceding June 23, 2006, was adjusted downward to $2.05.

The following table sets forth the number of OccuLogix stock options held by the Named Executive Officers as at December 31, 2006 which were re-priced during the financial year ended December 31, 2006, together with the incremental fair value of the re-priced stock options, which was computed in accordance with the provisions of SFAS No. 123R.

Name	Grant Date	Number of Securities Underlying Options Re-Priced	Incremental Fair Value of Re-Priced Options(1)
		(#)	($)

Elias Vamvakas	03/30/2005	150,000	31,500

William G. Dumencu	03/30/2005	60,000	12,600

Thomas P. Reeves	03/30/2005	105,000	22,050
	12/16/2004	300,000	108,000

David C. Eldridge	03/30/2005	60,000	12,600

Nozait Chaudry-Rao	—	—	—

___________
(1)
The incremental difference in value is measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of SFAS No. 123R over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at the date of the modification.  SFAS No. 123R provides that this incremental fair value, plus the remaining unrecognized compensation cost from the original measurement of the fair value of the old option, must be recognized over the remaining vesting period.

Stock Option Exercises in 2007

No stock option was exercised by any Named Executive Officer during the financial year ended December 31, 2007.

Compensation of Directors

Directors who are not employees are entitled to receive an attendance fee of $2,500 in respect of each Board meeting attended in person, $1,000 in respect of each committee meeting attended in person and $500 in respect of each meeting attended by phone.  Directors also receive an annual fee of $15,000.  Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the Board.  In addition, non-employee directors are entitled to receive stock options to acquire shares of OccuLogix’s common stock under the 2002 Stock Option Plan.  The chairman of each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee also receives an annual fee of $5,000.

In March 2007, in exchange for stock options under the 2002 Stock Option Plan, each of the directors (other than Mr. Vamvakas) agreed to forego the cash remuneration to which he or she would have been entitled to receive from the Company during the financial year ended December 31, 2007 in respect of (i) his or her annual director’s fee, (ii) in the case of those directors who chair a committee of the Board, his or her fee for chairing such committee and (iii) his or her fee for attending the quarterly in-person meetings of the Board.  Each director who is a chair of a committee of the Board received 30,000 stock options, and each director who is not a chair of a committee of the Board received 25,000 stock options.  The numbers of these stock options were determined to be 8% higher in value than the cash remuneration to which the directors would have been entitled during the financial year ended December 31, 2007 and were determined using the Black-Scholes valuation method, based on an attributed value of $1.61 per share of the Company’s common stock underlying these stock options.  The number of stock options granted to each director, calculated using this methodology, was then rounded up to the nearest 1,000.  These stock options were exercisable immediately upon grant and will remain exercisable until the tenth anniversary of the date of their grant, notwithstanding any earlier disability or death of the holder thereof or any earlier termination of his or her service to the Company.  The per share exercise price of these stock options is $1.82.

In May 2007, the Board struck a special committee for purposes of reviewing certain proposed transactions.  The chairman of the special committee and the directors who served on it were paid fees, in cash, at the same rates paid to the chairmen and members of the regular standing committees of the Board.

In July 2007, each of the directors (other than Mr. Vamvakas) was granted 25,000 time-based stock options.  These stock options have a 10-year life and an exercise price of $1.11, and they will vest in one-third increments during the three-year period following their date of grant.

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash(2)	Option Awards(3)(4)(5)(6)(7)		All Other Compensation	Total
	($)	($)		($)	($)

Thomas N. Davidson	6,500	16,206	(8)	—	22,706

Jay T. Holmes	15,250	16,206	(8)	—	31,456

Georges Noël	9,000	16,206		—	25,206

Richard L. Lindstrom	2,000	10,306	(8)	—	12,306

Gilbert S. Omenn	7,000	15,340		—	22,340

Adrienne L. Graves	11,000	17,929		—	28,929

___________
(1)
Mr. Vamvakas does not receive any compensation for his services as a director of the Company.  All compensation paid to Mr. Vamvakas by the Company during 2007 for his services as the Chief Executive Officer is disclosed in the Summary Compensation Table and the Grant of Plan-Based Awards Table.

(2)
Reflects cash remuneration that each director received from the Company, for the financial year ended December 31, 2007, in respect of fees only for attending Board and committee meetings held by telephone.  In addition to such cash remuneration, Mr. Holmes was also paid in cash for serving as the chairman of a special committee of the Board, which special committee was constituted after March 2007 when the directors had agreed to forego cash remuneration, in respect of annual directors’ fees and fees for attending Board and committee meetings during 2007, in exchange for stock options.  The other members of the special committee also received cash remuneration for their attendance at meetings.

(3)
In exchange for stock options, each of the directors agreed to forego the cash remuneration which he or she would have been entitled to receive from the Company during 2007 in respect of (i) his or her annual director's fee, (ii) in the case of those directors who chair a committee of the Board, his or her fee for chairing such committee and (iii) his or her fee for attending the quarterly in-person meetings of the Board.  The numbers of these stock options were determined to be 8% higher in value than the cash remuneration to which the directors would have been entitled during the financial year ended December 31, 2007 and were determined using the Black-Scholes valuation method, based on an attributed value of $1.61 per share of the Company’s common stock underlying these stock options.  The number of stock options granted to each director, calculated using this methodology, was then rounded up to the nearest 1,000.  These stock options were exercisable immediately upon grant on March 11, 2007 and will remain exercisable until March 11, 2017, notwithstanding any earlier disability or death of the holder or any earlier termination of his or her service to the Company.  The per share exercise price of these stock options is $1.82.

(4)
On July 3, 2007, each of the directors (other than Mr. Vamvakas) was granted 25,000 time-based stock options.  These stock options have a 10-year life and an exercise price of $1.11, and they will vest in one-third increments during the three-year period following their date of grant.

(5)
On November 1, 2007, the Company announced the indefinite suspension of its RHEO™ System clinical development program and is currently in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future.  Management does not believe that certain issued performance-based stock options, the vesting of which is contingent upon successfully obtaining FDA approval of the RHEO™ System, will ever vest.  As a result, in the financial year ended December 31, 2007, the Company reversed option expenses previously report for these performance-based stock options.  The portion of such expense reversal applicable to these performance-based stock options held by directors of the Company was $208,670.

(6)
The values set forth in this column are based on the aggregate grant date fair value of stock option awards, computed in accordance with the provisions of SFAS No. 123R, and reflect the expense recorded in 2007 in accordance with the provisions of SFAS No. 123R.  Information regarding the assumptions used to estimate the fair value of these stock option awards in accordance with the provisions of SFAS No. 123R appears in note 14(e) to the consolidated financial statements of the Company which are included in this Amendment No. 1.

(7)
As of December 31, 2007, non-executive members of the Board had the following aggregate number of stock options outstanding:  (i) Mr. Davidson, 117,500; (ii) Mr. Holmes, 117,500; (iii) Mr. Noël, 117,500; (iv) Dr. Lindstrom, 110,000; (v) Dr. Omenn, 85,000; and (vi) Dr. Graves, 85,000.

(8)
Includes the incremental fair value, calculated in accordance with the provisions of SFAS No. 123R, of stock options which were re-priced during the financial year ended December 31, 2006.  See “—Re-pricing of Stock Options”.

Employment Contracts

Elias Vamvakas

OccuLogix entered into an employment agreement with Mr. Vamvakas, who is the Company’s Chairman of the Board and Chief Executive Officer, on July 30, 2004. Mr. Vamvakas receives an annual base salary of C$491,625.  At the discretion of the Compensation Committee, Mr. Vamvakas is entitled to an annual bonus of up to 100% of his annual base salary.  Mr. Vamvakas is entitled to receive, and has received, stock options pursuant to the 2002 Stock Option Plan.

Mr. Vamvakas’ employment may be terminated for cause (as defined in the agreement) or without cause upon 24 months’ notice.  If Mr. Vamvakas is terminated for any reason other than cause, he is entitled to a lump sum payment equal to 24 months of his salary and bonus (which amount will equal the average annual bonus earned by him during his employment with the Company), provided that the total lump sum payment is no less than $1,400,000.  In addition, in the event that Mr. Vamvakas voluntarily terminates his employment within six months of a change of control (as defined in the agreement), Mr. Vamvakas is entitled to a lump sum payment equal to 12 months of his salary.

The agreement also contains non-compete and confidentiality covenants for the Company’s benefit.

Mr. Vamvakas voluntarily agreed to a 50% reduction of his base salary, commencing on February 1, 2008.  Since that time, Mr. Vamvakas has been paid, and is continuing to be paid, a reduced base salary.  There have been no other changes to his compensation package.

William G. Dumencu

OccuLogix entered into an employment agreement with Mr. Dumencu, who is the Company’s Chief Financial Officer and Treasurer, on August 1, 2003.  Between June 2005 and April 2006, Mr. Dumencu served as the Company’s Vice President, Finance.  His annual base salary is C$184,271.  At the Company’s discretion, based on specific measurable objectives, he is entitled to an annual bonus of 25% of his annual base salary.  Mr. Dumencu is entitled to receive, and has received, stock options pursuant to the 2002 Stock Option Plan.

Mr. Dumencu’s employment may be terminated for cause (as defined in the agreement) or without cause upon 60 days’ notice.  If Mr. Dumencu’s employment is terminated without cause (as defined in the agreement), he is entitled to receive severance equal to 12 months’ salary, payable in equal monthly instalments or a lump sum, at Mr. Dumencu’s option.

The agreement also contains non-compete and confidentiality covenants for the Company’s benefit.

Thomas P. Reeves

OccuLogix entered into an employment agreement with Mr. Reeves, who is the Company’s President and Chief Operating Officer, in August 2004.  Mr. Reeves receives an annual base salary of C$331,200 and professional fees of $51,570 per annum.  At the discretion of the Chairman of the Board and/or the Compensation Committee, Mr. Reeves is entitled to an annual bonus of up to 80% of his annual base salary and his professional fees.  Mr. Reeves is entitled to receive, and has received, stock options pursuant to the 2002 Stock Option Plan.

Mr. Reeves’ employment may be terminated for cause (as defined in the agreement) or without cause upon 24 months’ notice.  Where Mr. Reeves is terminated for any reason other than cause, he is entitled to a lump sum payment equal to 24 months of his salary and bonus (which amount will equal the average annual bonus earned by him during his employment with the Company) and a lump sum allowance of $100,000.  In addition, in the event that Mr. Reeves voluntarily terminates his employment within six months of a change of control (as defined in the agreement), Mr. Reeves is entitled to a lump sum payment equal to 12 months of his salary.

The agreement also contains non-compete and confidentiality covenants for the Company’s benefit.

Mr. Reeves voluntarily agreed to a 50% reduction of his base salary, commencing on February 1, 2008.  Since that time, Mr. Reeves has been paid a reduced base salary.  Commencing on May 1, 2008, Mr. Reeves will become a part-time employee, and his base salary will be reduced further to C$5,000 per month.  His entitlement to perquisites under his employment agreement will cease on May 1, 2008.

David C. Eldridge

On November 9, 2004, OccuLogix entered into an employment agreement with Dr. David C. Eldridge, who was the Company’s Vice President, Science and Technology until January 8, 2008.  Until the without-cause termination of his employment with the Company on January 8, 2008, Dr. Eldridge received an annual base salary of $200,000 and, at the discretion of the Compensation Committee, was entitled to an annual bonus of up to 25% of his annual base salary.  Dr. Eldridge also was entitled to receive, and received, stock options pursuant to the 2002 Stock Option Plan.

Under his employment agreement, upon the termination of his employment with the Company on January 8, 2008, Dr. Eldridge was entitled to a lump-sum severance payment in an amount equal to 12 months’ of his basic salary plus 2.5% of such amount in respect of his entitlement to benefits.  He voluntarily agreed to a modification to the timetable according to which his severance would be paid.

Accordingly, from January 8, 2008 to March 31, 2008 inclusive, the Company continued to pay Dr. Eldridge, on a semi-monthly basis according to the Company’s regular payroll practices, amounts equal to the basic salary that he was earning prior to the date of termination of his employment.  In addition, the Company paid Dr. Eldridge $4,901.64 in respect of benefits during the period between January 8, 2008 to March 31, 2008 inclusive.  The aggregate gross basic salary amount paid to Dr. Eldridge during such period, plus $1,225.41, will be deducted from his severance entitlement, which now will become due and payable on the earliest to occur of (i) June 30, 2008, (ii) the date on which the Company closes a financing for total gross proceeds in an aggregate amount of at least $10,000,000, whether by way of debt, equity or otherwise, and whether such financing is effected in a single transaction or a series of related or unrelated transactions, and (iii) a change of control of the Company.  In addition, subject to obtaining the requisite approval of the Company’s stockholders therefor, notwithstanding the termination of employment of Dr. Eldridge, the Company has agreed to extend the respective terms of the time-based stock options of the Company, held by him, until the tenth anniversaries of their respective dates of grant.  Dr. Eldridge holds an aggregate of 126,722 of such stock options, of which 36,924 were granted on October 1, 2002, 59,798 were granted on July 1, 2003 and 30,000 were granted on July 3, 2007.

On March 3, 2008, Dr. Eldridge agreed to accept up to 50% of his remaining severance entitlement in stock options of the Company (subject to the Company obtaining all requisite corporate approval therefor, including the approval of the Company’s stockholders), with the balance to be paid in cash.

Nozait Chaudry-Rao

On February 10, 2006, OccuLogix entered into an employment agreement with Dr. Nozait Chaudry-Rao, who was the Company’s Vice President, Clinical Research until January 31, 2008.  Until the without-cause termination of her employment with the Company on January 31, 2008, Dr. Nozait Chaudry-Rao received an annual base salary of $207,000 and, at the discretion of the Compensation Committee, was entitled to an annual bonus of up to 25% of her annual base salary.  Dr. Chaudry-Rao also was entitled to receive, and received, stock options pursuant to the 2002 Stock Option Plan.

Under her employment agreement, upon the termination of her employment with the Company on January 31, 2008, Dr. Chaudry-Rao was entitled to a lump-sum severance payment in an amount equal to 12 months’ of her basic salary plus 2.5% of such amount in respect of her entitlement to benefits.  She voluntarily agreed to a modification to the timetable according to which her severance would be paid.

Accordingly, from January 31, 2008 to March 31, 2008 inclusive, the Company continued to pay Dr. Chaudry-Rao, on a semi-monthly basis according to the Company’s regular payroll practices, amounts equal to the basic salary that she was earning prior to the date of termination of her employment.  The aggregate gross amount paid to Dr. Chaudry-Rao during such period will be deducted from her severance entitlement, which now will become due and payable on the earliest to occur of (i) June 30, 2008, (ii) the date on which the Company closes a financing for total gross proceeds in an aggregate amount of at least $10,000,000, whether by way of debt, equity or otherwise, and whether such financing is effected in a single transaction or a series of related or unrelated transactions, and (iii) a change of control of the Company.  In addition, subject to obtaining the requisite approval of the Company’s stockholders therefor, notwithstanding the termination of employment of Dr. Chaudry-Rao, the Company has agreed to extend the respective terms of the time-based stock options of the Company, held by her, until the tenth anniversaries of their respective dates of grant.  Dr. Chaudry-Rao holds an aggregate of 110,000 of such stock options, of which 80,000 were granted on February 10, 2006 and 30,000 were granted on July 3, 2007.

On March 3, 2008, Dr. Chaudry-Rao agreed to accept up to 50% of her remaining severance entitlement in stock options of the Company (subject to the Company obtaining all requisite corporate approval therefor, including the approval of the Company’s stockholders), with the balance to be paid in cash.

Equity Compensation Plan Information as of December 31, 2007

The following table sets forth certain information, as of December 31, 2007, with respect to each equity plan or arrangement pursuant to which options, warrants or rights to purchase shares of OccuLogix’s common stock have been granted.

Plan Category	Number of Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in the first column)
As of December 31, 2007
Equity compensation plans approved by stockholders	4,215,387	$1.59	1,868,435
Equity compensation plans not approved by stockholders	572,000	$2.01	--
Total	4,787,387	$1.64	1,868,435

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows information regarding the beneficial ownership of the Company’s and TLC Vision Corporation’s common stock as of the date of this Amendment No. 1 by:

•	each person who is known by OccuLogix to own beneficially more than 5% of the Company’s common stock;

•	each person who is a member of the Board;

•	each person who is one of the Company’s executive officers; and

•	all persons who are members of the Board and the Company’s executive officers as a group.

Beneficial ownership of shares is determined in accordance with SEC rules and generally includes any shares over which a person exercises sole or shared voting or investment power.  The information set forth below is based on 57,306,145 shares of OccuLogix’s common stock outstanding as of the date of this Amendment No.1 and on 50,297,018 shares of TLC Vision’s common stock outstanding as at the date of this Amendment No.1.  Common stock underlying stock options that are presently exercisable or exercisable within 60 days of the date of this Amendment No.1 are deemed to be outstanding and beneficially owned by the person holding the stock options for the purpose of computing the ownership percentage of that person, but are not considered outstanding for the purpose of computing the percentage ownership of any other person.

Except as indicated in the footnotes to this table, to the Company’s knowledge, each stockholder in the table has sole voting and investment power for the shares shown as beneficially owned by such stockholder. Except as otherwise noted, each person’s address is c/o OccuLogix, Inc., 2600 Skymark Avenue, Unit 9, Suite 201, Mississauga, Ontario, L4W 5B2.
Name of Beneficial Owner	Shares Beneficially Owned		Percentage of Shares Beneficially Owned	TLC Vision Corporation Common Shares Beneficially Owned		Percentage of TLC Vision Common Shares Beneficially Owned
TLC Vision Corporation(1)	18,770,302		32.8%	--		*
Diamed Medizintechnik GmbH(2)	4,332,234		7.6%	--		*
Elias Vamvakas	2,729,345		4.8%	1,120,266		2.2%
William G. Dumencu	100,000		*	1,500		*
Thomas P. Reeves	314,166		*	--		*
Suh Kim	33,333		*	--		*
Thomas N. Davidson	123,000		*	112,127		*
Jay T. Holmes	94,000	(3)	*	--		*
Richard L. Lindstrom	70,000		*	124,000		*
Georges Noël	70,000		*	--		*
Gilbert S. Omenn	40,000		*	--		*
Adrienne L. Graves	40,725		*	--		*
All directors and executive officers as a group (17 persons)	3,614,569	(4)	6.3%	1,357,893	(5)	2.7%

___________________________
*  Less than 1%.

(1)
Of such shares, 981,926 are owned directly by TLC Vision and 17,788,376 are owned by TLC Vision (USA) Corporation, a wholly-owned subsidiary of TLC Vision.  TLC Vision is a widely held public company.  TLC Vision’s address is 5280 Solar Drive, Suite 100, Mississauga, Ontario, L4W 5M8.

(2)	Diamed is controlled by Mr. Hans Stock. Diamed’s address is Stadtwaldgürtel 77, 50935 Köln, Germany.
(3)	12,000 shares are beneficially owned by Mr. Holmes’ wife.
(4)	This does not include family members of directors or executive officers. This includes 1,592,082 shares of common stock related to stock options currently outstanding.
(5)	This does not include family members of directors or executive officers. This includes 170,500 shares of common stock related to stock options currently outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness of Directors and Officers

No officer, director or employee, or former officer, director or employee, of the Company or any of its subsidiaries, or associate of any such officer, director or employee is currently or has been indebted (other than routine indebtedness of employees and non-executive officers), at any time since January 1, 2007, to the Company or any of its subsidiaries.

Review and Approval of Related Party Transactions

The Company’s General Counsel is primarily responsible for reviewing all relationships and transactions in which the Company, on the one hand, and its significant stockholders or the Company’s directors and executive officers, or members of their respective immediate families, on the other hand, are participants and for assessing whether any of such persons has a direct or indirect material interest.  The Company’s General Counsel is also primarily responsible for developing and implementing processes to obtain information relevant to such review from the Company’s significant stockholders and its directors and executive officers.  Transactions that are determined to necessitate disclosure pursuant to the SEC’s rules are disclosed in the Company’s proxy statement and are brought to the Board for pre-approval or ratification, as the case may be.  Any director who has a material interest in such a transaction (or whose family member has such a material interest) will declare his or her interest and will recuse himself or herself from any decision of the Board in connection with such matter.

Interests of Insiders in Prior and Proposed Transactions

TLC Vision

TLC Vision beneficially owns approximately 32.8% of the Company’s issued and outstanding common stock or approximately 28.9% on a fully diluted basis.  Mr. Vamvakas, formerly a director of TLC Vision and its past Chairman and CEO, became our Chairman in 2003 and is also our CEO.  In addition, one of our other directors, Dr. Lindstrom, is also a director of TLC Vision.  One of our other directors, Mr. Davidson, also was a director of TLC Vision until December 2007, and another of our directors, Mr. Holmes, is currently standing for election to the board of directors of TLC Vision.

TLC Vision provides to OccuLogix certain information technology and administrative support and also makes available certain of its employee benefit plans, including health and dental insurance plans, to employees of OccuLogix.  During the financial year ended December 31, 2007, the Company paid to TLC Vision an aggregate of approximately $12,685 and $244,445 in respect of these services.

John Cornish and Apheresis Technologies Inc.

John Cornish is one of the Company’s stockholders and, until January 2008, was the Company’s Vice President, Operations.  He was also one of the Company’s directors from April 1997 to September 2004.

Apheresis Technologies, Inc., or Apheresis Technologies, of which Mr. Cornish is the President, was spun off from OccuLogix in 2002, and, as a result, OccuLogix’s stockholders at the time, which did not include TLC Vision, became stockholders of Apheresis Technologies.  Mr. Cornish and his family are the most significant stockholders of Apheresis Technologies, holding an aggregate of approximately 25% of the outstanding stock of Apheresis Technologies.  Diamed Medizintechnik GmbH (“Diamed”) and Hans Stock are currently stockholders of the Company and together own approximately 11% of the outstanding stock of Apheresis Technologies.  Diamed is a significant stockholder of the Company, and Mr. Stock is the controlling shareholder of Diamed.

During the financial year ended December 31, 2007, Apheresis Technologies made available to OccuLogix, upon request, the services of certain of Apheresis Technologies’ employees and consultants on a per diem basis.  During the financial year ended December 31, 2007, OccuLogix paid Apheresis Technologies $98,769 under this arrangement.

Mr. Cornish also owns and manages Cornish Properties, which leased space to OccuLogix in Palm Harbor, Florida, for clinical trial activities, office space and storage under a lease that expired on December 31, 2007.  During the financial year ended December 31, 2007, the Company paid rent to Cornish Properties in the amount of $26,016.

Elias Vamvakas

On November 30, 2006, Mr. Vamvakas agreed to provide the Company with a standby commitment to purchase convertible debentures of the Company in an aggregate principal amount of up to $8,000,000.  When the Company raised gross proceeds in the amount of $10,016,000 on February 6, 2007 in a private placement of shares of its common stock and warrants, the commitment amount under Mr. Vamvakas’ standby commitment was reduced to zero, thus effectively terminating the standby commitment.  No portion of the standby commitment was ever drawn down by the Company, and the Company paid Mr. Vamvakas a total of $29,808 in commitment fees in February 2007.

Doug P. Adams and Peter M. Adams

Prior to the Company’s acquisition of Solx, Inc., or SOLX, on September 1, 2006, Mr. Doug P. Adams served as the President and Chief Executive Officer of SOLX and was a significant stockholder of SOLX.  As of September 1, 2006, the closing date of the acquisition, Mr. Adams became an executive officer of the Company and remained an executive officer of the Company until December 19, 2007, the date on which the Company sold SOLX to Solx Acquisition, Inc., or Solx Acquisition.  The Company has paid Mr. Adams a total of $1,615,930 and issued to him 1,309,329 shares of its common stock in consideration of his proportionate share of the purchase price of SOLX.  Until the assumption, on December 19, 2007, by Solx Acquisition, Inc. of OccuLogix’s obligation to pay $5,000,000 to the former stockholders of SOLX on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX, Mr. Adams was owed $1,024,263 by the Company in consideration of his proportionate share of the outstanding balance of the purchase price of SOLX.  See “—Solx Acquisition, Inc.”.

In addition, in connection with the Company’s acquisition of SOLX, the Company has paid Peter M. Adams, Doug P. Adams’ brother, a total of $371,095 and issued to him and his spouse an aggregate of 300,452 shares of its common stock in consideration of Mr. Peter M. Adams’ proportionate share of the purchase price of SOLX.  Until the assumption, on December 19, 2007, by Solx Acquisition, of OccuLogix’s obligation to pay $5,000,000 to the former stockholders of SOLX on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX, the Company owed Mr. Peter M. Adams $236,917 in consideration of his proportionate share of the outstanding balance of the purchase price of SOLX.

Solx Acquisition, Inc.

On December 19, 2007, we sold SOLX to Solx Acquisition, a company wholly owned by Doug P. Adams who, until the closing of the sale, was an executive officer of OccuLogix.  The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of:  (i) on December 19, 2007, the closing date of the sale, the assumption by Solx Acquisition of all of the liabilities of OccuLogix, as they related to SOLX’s business, incurred on or after December 1, 2007, and OccuLogix’s obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by Solx Acquisition of all of the expenses that OccuLogix had paid to the closing date, as they related to SOLX’s business during the period commencing on December 1, 2007; (iii) during the period commencing on the closing date and ending on the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 5% of the worldwide net sales of these products.  In order to secure the obligation of Solx Acquisition to make these royalty payments, SOLX granted to OccuLogix a subordinated security interest in certain of its intellectual property.

Marchant Securities Inc.

Marchant Securities Inc., or Marchant, is a firm indirectly beneficially owned as to approximately 32% by Mr. Vamvakas and members of his family.  Marchant introduced the Company to the lenders of the $3,000,000 aggregate principal amount bridge loan that the Company secured and announced on February 19, 2008.  For such service, Marchant was paid a commission of $180,000, being 6% of the aggregate principal amount of the loan.

The Company also has retained Marchant in connection with the proposed private placement of up to $6,500,000 of OccuLogix’s common stock, announced by the Company on April 22, 2008, for which Marchant will be paid a commission of 6% of the gross aggregate proceeds of such private placement.  Subject to obtaining any and all requisite stockholder and regulatory approvals, 50% of the commission, plus $90,000 of the commission, will be paid to Marchant in the form of equity securities of the Company.

No Other Interest

None of the principal stockholders, senior officers or directors of the Company, or any of their associates or subsidiaries, has any other interest in any other transaction since January 1, 2007 or any other proposed transaction that has materially affected or would materially affect the Company or its subsidiaries.

Director Independence

The Board believes that Messrs. Davidson, Holmes and Noël and Drs. Graves and Omenn are independent directors under the guidelines of the Canadian securities regulatory authorities and under NASDAQ and SEC rules.  The Board does not believe that Dr. Lindstrom is an independent director under such guidelines and rules as result of certain business relationships that he and his associates have with TLC Vision and certain of its affiliates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Billed by External Auditors

Ernst & Young LLP, the Company’s independent auditors, billed the Company for the following fees in the last two fiscal years:

	Year Ended December 31,
	2007	(C$)	2006	(C$)
Fees for Audit Services	$438,000		$360,000
Fees for Audit-Related Services	$23,400		$9,000
Fees for Tax Services	$5,600		$10,000
All Other Fees	--		--

Audit fees for the financial years ended December 31, 2007 and 2006 were for professional services provided in connection with the audit of the Company’s annual consolidated financial statements,  review of the Company’s quarterly consolidated financial statements, accounting matters directly related to the annual audits, the assessment and testing of internal controls for purposes of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and audit services provided in connection with other statutory or regulatory filings.  Audit fees for the financial year ended December 31, 2007 also included approximately C$60,000 for services provided in connection with the audit of historical financial statements of OcuSense, Inc., or OcuSense, in preparation for OccuLogix’s proposed acquisition of the minority ownership stake of OcuSense, announced on April 22, 2008 .

The audit-related fees for the financial years ended December 31, 2007 and 2006 were for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements but that were not included in audit fees.  Fees charged for audit-related services for the financial year ended December 31, 2007 were in respect of professional services rendered in connection with the accounting of warrants and the adoption and application of FIN48 for income taxes.  Fees charged for audit-related services for the financial year ended December 31, 2006 were in respect of professional services rendered in connection with the audit of the Company’s adoption of the provisions of SFAS No. 123R and the calculation of the Company’s goodwill impairment.  The fees for tax services incurred during the financial years ended December 31, 2007 and 2006 were related to commodity tax advisory services.

Ernst & Young LLP did not provide any services in the last two fiscal years, other than those described above.

Pre-Approval Policies and Procedures

The Audit Committee has concluded that the above-described non-audit services did not adversely impact the independence of Ernst & Young LLP.  All audit fees relating to the audit for the financial year ended December 31, 2007 were approved in advance, or are in the process of being approved, by the Audit Committee.  All audit-related fees relating to the audit for the financial year ended December 31, 2006 were approved in advance by the Audit Committee.  Generally, all audit and non-audit services to be provided by Ernst & Young LLP are, and will continue to be, pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2008	OCCULOGIX, INC.
	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 29, 2008	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer and
Chairman of Board of Directors

Dated: April 29, 2008	By:	/s/ William G. Dumencu
William G. Dumencu
Chief Financial Officer and Treasurer

Dated: April 29, 2008	By:	/s/ Jay T. Holmes
Jay T. Holmes
Director

Dated: April 29, 2008	By:	/s/ Thomas N. Davidson
Thomas N. Davidson
Director

Dated: April 29, 2008	By:	/s/ Richard L. Lindstrom
Richard L. Lindstrom, M.D.
Director

Dated: April 29, 2008	By:	/s/ Georges Noël
Georges Noël
Director

Dated: April 29, 2008	By:	/s/ Adrienne L. Graves
Adrienne L. Graves
Director

Dated: April 29, 2008	By:	/s/ Gilbert S. Omenn
Gilbert S. Omenn
Director

3.	Index to Exhibits

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