Form 10-Q
period 2008-03-31
OccuLogix, Inc.
filed 2008-05-12
CIK 1299139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. (Check one):   Yes ☐  No ☒

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date:  57,306,145 as of May 12, 2008

Special Note Regarding Forward-Looking Statements

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

OccuLogix, Inc.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      CONSOLIDATED FINANCIAL STATEMENTS

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
(Unaudited)
(Going Concern Uncertainty – See Note 1)

	March 31, 2008	December 31, 2007
	$	$

ASSETS
Current
Cash and cash equivalents	2,329,718	2,235,832
Amounts receivable, net	162,094	374,815
Inventory, net	41,213	―
Prepaid expenses	445,296	481,121
Prepaid finance costs	139,000	―
Deposits	13,334	10,442
Total current assets	3,130,655	3,102,210
Fixed assets, net	113,966	122,286
Patents and trademarks, net	168,496	139,437
Investments	536,264	863,750
Intangible assets, net	5,883,171	5,770,677
Total assets	9,832,552	9,998,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	364,013	1,192,807
Accrued liabilities	2,933,396	2,873,451
Due to stockholders	74,053	32,814
Deferred revenue	106,700	―
Short term liabilities and accrued interest	3,040,438	―
Total current liabilities	6,518,600	4,099,072
Minority interest	274,288	―
Stockholders’ equity
Capital stock
Common stock	57,306	57,306
Par value of $0.001 per share
Authorized: 75,000,000; Issued and outstanding:
March 31, 2008 – 57,306,145; December 31, 2007 – 57,306,145
Additional paid-in capital	362,486,775	362,402,899
Accumulated deficit	(359,504,417)	(356,560,917)
Total stockholders’ equity	3,039,664	5,899,288
Total liabilities and stockholders’ equity	9,832,552	9,998,360

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
	$	$

Revenue
Retina	7,200	90,000
Cost of goods sold
Retina
Cost of goods sold, net of goods recovered	(444)	7,100
Royalty costs	25,000	25,000
	24,556	32,100
	(17,356)	57,900
Operating expenses
General and administrative	1,365,484	2,433,490
Clinical and regulatory	1,022,987	2,169,739
Sales and marketing	176,529	472,536
	2,565,000	5,075,765
Loss from operations	(2,582,356)	(5,017,865)
Other income (expense)
Interest income	30,288	215,438
Changes in fair value of warrant obligation and warrant expense	―	(723,980)
Impairment of investments	(327,486)	―
Interest expense	(40,438)	(16,641)
Amortization of finance costs	(41,000)	―
Other	17,492	15,873
Minority interest	―	554,848
	(361,144)	45,538
Loss from continuing operations before income taxes	(2,943,500)	(4,972,327)
Recovery of income taxes	―	1,981,325
Loss from continuing operations	(2,943,500)	(2,991,002)
Loss from discontinued operations	―	(1,281,742)
Net loss for the period	(2,943,500)	(4,272,744)
Weighted average number of shares outstanding - basic and diluted	57,306,145	54,558,769
Net loss per share – basic and diluted	(0.05)	(0.08)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(expressed in U.S. dollars)
(Unaudited)

	Voting common stock at par value		Additional paid-in capital	Accumulated deficit	Net stockholders’ equity
	shares issued
	#	$	$	$	$

Balance, December 31, 2007	57,306,145	57,306	362,402,899	(356,560,917)	5,899,288
Stock-based compensation	―	―	38,124	―	38,124
Change in OcuSense, Inc.’s stockholders’ equity, stock-based compensation	―	―	45,752	―	45,752
Net loss for the period	―	―	―	(2,943,500)	(2,943,500)
Balance, March 31, 2008	57,306,145	57,306	362,486,775	(359,504,417)	3,039,664

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Three Months ended March 31,
	2008	2007
	$	$

OPERATING ACTIVITIES
Net loss for the period	(2,943,500)	(4,272,744)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	83,876	609,503
Amortization of fixed assets	17,638	94,321
Amortization of patents and trademarks	4,814	520
Amortization of intangible asset	161,795	1,291,802
Amortization of prepaid finance costs	41,000
Impairment of intangible asset	—	204,896
Changes in fair value of warrant obligation and warrant expense	—	723,980
Deferred tax liability, net	—	(2,879,350)
Impairment of investments	327,486	—
Minority interest	—	(554,848)
Net change in non-cash working capital balances related to operations	(376,033)	92,350
Cash used in operating activities	(2,682,924)	(4,689,570)

INVESTING ACTIVITIES
Purchase of short-term investments	—	(5,025,000)
Additions to fixed assets	(9,317)	(71,189)
Additions to patents and trademarks	(33,873)	(31,554)
Cash used in investing activities	(43,190)	(5,127,743)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	10,016,000
Share issuance costs	—	(672,986)
Proceeds of bridge financing	3,000,000	—
Loan issuance costs	(180,000)	—
Cash provided by financing activities	2,820,000	9,343,014

Net increase (decrease) in cash and cash equivalents during the period	93,886	(474,299)
Cash and cash equivalents, beginning of period	2,235,832	5,740,697
Cash and cash equivalents, end of period	2,329,718	5,266,398 [1]

(1)	As at December 31, 2006, cash and cash equivalents of $5,740,697 included cash and cash equivalents of discontinued operations of $35,462.

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars except as otherwise stated)
March 31, 2008
(Unaudited)

1.	BASIS OF PRESENTATION, GOING CONCERN UNCERTAINTY AND ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). These unaudited interim consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of OccuLogix, Inc. (the “Company”) as at March 31, 2008 and the results of its operations for the three months then ended. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2008. Interim results are not necessarily indicative of results for a full year.

Going concern uncertainty

The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company has sustained substantial losses of $68,139,314 for the year ended December 31, 2007 and $2,943,500 and $4,272,744 for the three months ended March 31, 2008 and 2007, respectively. The Company’s working capital deficiency at March 31, 2008 is $3,387,945, which represents a $2,391,083 increase in its working capital deficiency from $996,862 at December 31, 2007.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

On February 19, 2008, the Company announced that it has secured a bridge loan in an aggregate principal amount of $3,000,000 (less transaction costs of  $180,000) from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The Company has pledged its shares of the capital stock of OcuSense Inc. (“OcuSense”) as collateral for the loan.

On May 5, 2008, subsequent to quarter end, the Company announced that it had secured a bridge loan in an aggregate principal amount of $300,000 (less transaction costs of approximately $18,000) from a number of private parties (“Additional Bridge Loan”). The Additional Bridge Loan constitutes an increase to the principal amount of the U.S.$3,000,000 principal amount bridge loan that the Company announced on February 19, 2008 (the “Original Bridge Loan”) and was advanced on substantially the same terms and conditions as the Original Bridge Loan, pursuant to an amendment of the loan agreement for the Original Bridge Loan. The Additional Bridge Loan bears interest at a rate of 12% per annum and will have the same maturity date as the Original Bridge Loan. The Company has pledged its shares of the capital stock of OcuSense as collateral for the loan.

Under the terms of the Original Bridge Loan agreement, the Company has two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan. Under the first pre-payment option, the Company may repay the Original Bridge Loan in full by paying the lenders, in cash, the amount of outstanding principal and accrued interest and issuing to the lenders five-year warrants in an aggregate amount equal to approximately 19.9% of the issued and outstanding shares of the Company’s common stock (but not to exceed 20% of the issued and outstanding shares of the Company’s common stock). The warrants would be exercisable into shares of the Company’s common stock at an exercise price of $0.10 per share and would not become exercisable until the 180th day following their issuance. Under the second pre-payment option, provided that the Company has closed a private placement of shares of its common stock for aggregate gross proceeds of at least $4,000,000, the Company may repay the Original Bridge Loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors. Any exercise by the Company of the second pre-payment option would be subject to stockholder and regulatory approval. Should the Company exercise either of these pre-payment options, it will be obligated to pre-pay the Additional Bridge Loan in the same manner, provided that the Company, in no event, shall be obligated to issue warrants exercisable into shares in a number that exceeds 20% of the issued and outstanding shares of the Company’s common stock on the date of pre-payment.

Management believes that these proceeds, together with the Company’s existing cash, will be sufficient to cover its operating activities and other demands only until approximately the middle of July 2008.  The Company currently is not generating cash from operations, and most of its cash has been, and is being, utilized to fund its operations and to fund ongoing development activities at OcuSense. The Company’s operating expenses in the three months ended March 31, 2008 have consisted mostly of expenses relating to  the completion of the product development of the TearLab™ test for dry eye disease, or DED.  Unless the Company raises additional capital, it will not have sufficient cash to support its operations beyond approximately the middle of July 2008.

On October 9, 2007, the Company announced that its Board of Directors, (“the Board”), had authorized management and the Company’s advisors to explore the full range of strategic alternatives available to enhance shareholder value. These alternatives may include, but are not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of OccuLogix. In making the announcement, the Company stated that there can be no assurance that the exploration of strategic alternatives will result in a transaction. To date, the Company has not disclosed, nor does it intend to disclose, developments with respect to its exploration of strategic alternatives unless and until the Board has approved a specific transaction.

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

As at March 31, 2008, the Company had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 3.94% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at future dates with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than its fair value as of March 31, 2008. Accordingly, these auction rate securities have been recorded at their estimated fair value of $536,264 which represents a decline of $1,363,736 in the carrying value of these auction rate securities. The Company considers this to be an other-than-temporary reduction in the value. Accordingly, the loss for the period associated with these auction rate securities of $327,486 has been included as an impairment of investments in the Company’s consolidated statement of operations for the quarter ended March 31, 2008. Although the Company continues to receive payment of interest earned on these securities, the Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of March 31, 2008. Management will continue to monitor these investments closely for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which the Company currently expects to be able to sustain its operations in the absence of an additional capital raise by the Company as we do not have the cash reserves to hold these auction rate securities until the market recovers nor can we hold these securities until their contractual maturity dates.

The unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company were not able to continue its existence as a going concern.

Significant accounting policies

These unaudited interim consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2007 except as noted below.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to the impairment of long-lived and intangible assets, valuation of investments in marketable securities and the value of stock option and warrant programs.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December of 2007, the FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company adopted SFAS No. 157 on January 1, 2008, which had no effect on the Company’s consolidated financial statements. Refer to Note 8, “Fair value measurements” for additional information related to the adoption of SFAS No. 157.

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

Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning on or after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The adoption of SFAS No. 159 has not had a material impact on the Company’s results of operations and financial position.

On June 14, 2007, the Financial Accounting Standards Board ("FASB") ratified EITF 07-3, "Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities". EITF 07-3 requires that all non-refundable advance payments for R&D activities that will be used in future periods be capitalized until used. In addition, the deferred research and development costs need to be assessed for recoverability. EITF 07-3 is applicable for fiscal years beginning after December 15, 2007 and is to be applied retroactively through a cumulative catch-up adjustment. The adoption of  EITF 07-3  has not had a material impact on the Company’s results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

2.	INTANGIBLE ASSETS

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

The Company’s other intangible assets consist of the value of the exclusive distribution agreements the Company has with Asahi Medical, the manufacturer of the Rheofilter filters and the Plasmaflo filters, and Diamed and MeSys, the designer and the manufacturer, respectively, of the OctoNova pumps. The Rheofilter filter, the Plasmaflo filter and the OctoNova pump are components of the RHEO™ System, the Company’s product for the treatment of Dry AMD. On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future.  In accordance with SFAS No. 144, the Company concluded that its indefinite suspension of the RHEO™ System clinical development program for Dry AMD was a significant event which may affect the carrying value of its distribution agreements. Accordingly, management was required to re-assess whether the carrying value of the Company’s distribution agreements was recoverable as at December 31, 2007. Based on management’s estimates of undiscounted cash flows associated with the distribution agreements, the Company concluded that the carrying value of the distribution agreements was not recoverable as at December 31, 2007. Accordingly, the Company recorded an impairment charge of $20,923,028 during the year ended December 31, 2007 to record the distribution agreements at their fair value as at December 31, 2007 bringing the net balance to nil. As a result, amortization expense from continuing operations for the three months ended March 31, 2008 in connection with the distribution agreements is nil.

On December 19, 2007, the Company sold to Solx Acquisition all of the issued and outstanding shares of the capital stock of SOLX, which had been the Glaucoma division of the Company prior to the completion of the transactions provided for in the stock purchase agreement. The sale transaction established fair values for the Company’s recorded goodwill and the Company’s shunt and laser technology and regulatory and other intangible assets acquired upon the acquisition of SOLX on September 1, 2006. Accordingly, management was required to re-assess whether the carrying value of the Company’s shunt and laser technology and regulatory and other intangible assets was recoverable as at December 1, 2007. Based on management’s estimates of undiscounted cash flows associated with these intangible assets, the Company concluded that the carrying value of these intangible assets was not recoverable as at December 1, 2007. Accordingly, the Company recorded an impairment charge of $22,286,383 during the year ended December 31, 2007 to record the shunt and laser technology and regulatory and other intangible assets at their fair value as at December 31, 2007 bringing the net balance to nil. The results of operations of SOLX for the three months ended March 31, 2007 are classified as results of discontinued operations in these financial statements,

As at March 31, 2008 and 2007, the remaining weighted average amortization period for the distribution agreements intangible assets is nil and 8.46 years, respectively.

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

Pursuant to the terms of the Series A Preferred Stock Purchase Agreement (the “Series A Preferred Stock Purchase Agreement”), dated as of November 30, 2006, between OcuSense and the Company, the Company purchased 1,754,589 shares of OcuSense’s Series A Preferred Stock, par value of $0.001 per share, representing 50.1% of OcuSense’s capital stock on a fully diluted basis for an aggregate purchase price of up to $8,000,000 (the “Purchase Price”). On the closing of the purchase which took place on November 30, 2006, the Company paid $2,000,000 of the Purchase Price. The Company paid another $2,000,000 installment of the Purchase Price on January 3, 2007. In June 2007, the Company paid the third $2,000,000 installment of the Purchase Price upon the attainment by OcuSense of the first of two pre-defined milestones.  The Company paid a further final $2,000,000 installment of the Purchase Price on March 31, 2008 upon the attainment by OcuSense of the second of two pre-defined milestones.

Upon the payment of the second pre-defined milestone amount in March 2008, the carrying value of the TearLab™ technology acquired upon the acquisition of OcuSense was increased by a further $274,228, which reflects the minority interest portion of the $2,000,000 paid to OcuSense in the amount of $274,288 which is net of the amount of previously unreported minority shareholders’ share of losses of $723,712.

In estimating the fair value of the intangible assets acquired, the Company considered a number of factors, including the valuation calculation prepared with the assistance of an independent third-party valuator that used the income approach to value OcuSense’s TearLab™ technology. Intangible assets subject to amortization consist of the following:

	March 31, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	$	$	$	$

TearLab™ technology	6,643,038	759,867	6,368,749	598,072
Less Accumulated Depreciation	759,867		598,072
	5,883,071		5,770,677

Estimated amortization expense for the intangible assets for each of the fiscal years ending December 31 is as follows:

$

Balance of 2008	509,121
2009	678,827
2010	678,827
2011	678,827
2012 and thereafter	3,337,469
5,883,071

Amortization expense of $161,795 from continuing operations for the three months ended March 31, 2008 is attributable to OcuSense. Amortization expense from continuing operations for the three months ended March 31, 2007 of $546,802 was derived from OcuSense and the RHEOTM distribution agreements. Amortization expense from discontinued operations for the three months ended March 31, 2008 and 2007 was nil and $745,000, respectively.

The Company determined that, as of March 31, 2008, there have been no significant events which may affect the carrying value of its TearLab™ technology. However, the Company’s prior history of losses and losses incurred during the current fiscal year reflects a potential indication of impairment, thus requiring management to assess whether the Company’s TearLab™ technology was impaired as at March 31, 2008. Based on management’s estimates of forecasted undiscounted cash flows as at March 31, 2008, the Company concluded that there is no indication of an impairment of the Company’s TearLab™ technology. Therefore, no impairment charge was recorded during the three month ended March 31, 2008.

3.	DISCONTINUED OPERATIONS

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

The sale transaction described above established fair values for certain of the Company’s acquisition-related intangible assets and goodwill. Accordingly, the Company performed an impairment test of these assets at December 1, 2007. Based on this analysis, during the year ended December 31, 2007, the Company recognized a non-cash goodwill impairment charge of $14,446,977 and an impairment charge of $22,286,383 to record its acquisition-related intangible assets at their fair value as of December 31, 2007.

The Company’s results of operations related to discontinued operations for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008	2007
	$	$

Revenue	―	39,625
Cost of goods sold
Cost of goods sold	―	55,508
Royalty costs	―	8,734
Total cost of goods sold	―	64,242
		(24,617)
Operating expenses
General and administrative	―	1,041,878
Clinical and regulatory	―	628,098
Sales and marketing	―	280,250
	―	1,950,226
	―	(1,974,843)
Other income (expenses)
Interest and accretion expense	―	(204,896)
Other	―	(28)
	―	(204,924)
Loss from discontinued operations before income taxes	―	(2,179,767)
Recovery of income taxes	―	898,025
Loss from discontinued operations	―	(1,281,742)

4.	FIXED ASSETS

	March 31, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	$	$	$	$

Furniture and office equipment	77,085	40,696	101,903	50,854
Computer equipment and software	201,012	164,638	197,317	155,928
Leasehold improvements	6,335	1,232	6,335	704
Medical equipment	1,177,617	1,141,517	1,163,135	1,138,918
	1,462,049	1,348,083	1,468,690	1,346,404
Less accumulated amortization	1,348,083		1,346,404
	113,966		122,286

Amortization expense was $17,638, and $94,321 during the three months ended March 31, 2008 and 2007, respectively, of which nil and $58,084 is included as amortization expense of discontinued operations for the three months ended March 31, 2008 and 2007, respectively.

On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company determined that the carrying value of certain of the Company’s medical equipment was not recoverable as at December 31, 2007. Accordingly, during the year ended December 31, 2007, the Company recorded a reduction to the carrying value of certain of its medical equipment of $431,683 which reflects a write-down of the value of this medical equipment to nil as at December 31, 2007 and March 31, 2008. The assets written down were being used in the clinical trials of the RHEO™ System.

5.	PATENTS AND TRADEMARKS

	March 31, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	$	$	$	$

Patents	270,727	117,387	236,854	113,013
Trademarks	120,211	105,055	120,211	104,615
	390,938	222,442	357,065	217,628
Less accumulated amortization	222,442		217,628
	168,496		139,437

Amortization expense was $4,814 and $520 during the three months ended March 31, 2008 and 2007, respectively.

Patents and trademarks are recorded at historical cost and amortized over a period not exceeding 15 years.

Based on the November 1, 2007 announcement and in accordance with SFAS No. 144, the Company determined that the carrying value of certain of the Company’s patents and trademarks was not recoverable as at December 31, 2007. Accordingly, during the year ended December 31, 2007, the Company recorded a $190,873 reduction to the carrying value of its patents and trademarks related to the RHEO™ System which reflects a write-down of these patents and trademarks to a value of nil as at March 31, 2008 and December 31, 2007.

6.	INVENTORY

Inventory primarily consists of Tear Lab Samples and Laboratory cards which are consumed during the company’s ongoing clinical tests.

The Company evaluates its ending inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions.

In light of both the Company’s financial position as at September 30, 2007 and the Company’s financial position, on November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond early 2008. Accordingly, the Company has written down the value of its treatment sets and OctoNova pumps, the components of the RHEO™ System, to nil as at December 31, 2007 since the Company is not expected to be able to sell or utilize these treatment sets and OctoNova pumps prior to their expiration dates, in the case of the treatment sets, or before the technologies become outdated.

As at March 31, 2008 and December 31, 2007 the Company had inventory reserves of $7,295,545 and $7,295,545, respectively. During the three months ended March 31, 2008 and 2007, the Company recognized a provision related to inventory of nil and nil, respectively, based on the above analysis.

7.	INVESTMENTS

As at March 31, 2008 and December 31, 2007, the Company had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities currently yielding an average return of 3.94% per annum. Contractual maturities for these auction rate securities are greater than eight years with an interest reset date approximately every 46 days. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s auction rate securities have experienced multiple failed auctions. While the Company continues to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these auction rate securities no longer approximates par value. Refer to Note 8 for discussion on how the Company determines the fair value of its investment in auction rate securities.

Although the Company continues to receive payment of interest earned on these securities, the Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as at December 31, 2007 and March 31, 2008. Management will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which the Company currently expects to be able to sustain its operations in the absence of an additional capital raise by the Company as we do not have the cash reserves to hold these auction rate securities until the market recovers nor can we hold these securities until their contractual maturity dates.

The Company concluded that the fair value of these auction rate securities at March 31, 2008 was $536,264, a decline of $1,363,736 from par value and $327,486 from the fair value as at December 31, 2007. The Company considers this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $327,486 for three months ended March 31, 2008 has been included as an impairment of investments in the Company’s consolidated statement of operations for the three months ended March 31, 2008.

8.	FAIR VALUE MEASUREMENTS

As described in Note 1, the Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows (in millions):

	Fair Value March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Investments in marketable securities (non-current)	$536,264	$—	$—	$536,264	(1)

(1)
The Company estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 7 for further discussion of the Company’s investments in auction rate securities.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Investments in Marketable Securities (Non-current)
Balance as at December 31, 2007	$863,750

Losses deemed to be other than temporary charged to other non-operating expense, net	327,486

Balance as at March 31, 2008	$536,264

9.	SHORT TERM LIABILITIES AND ACCRUED INTEREST

On February 19, 2008, we announced that the Company secured a bridge loan in an aggregate principal amount of $3,000,000 from a number of private parties.  Transaction costs, funded separately, were $180,000. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The repayment of the loan is secured by a pledge by the Company of its shares of the capital stock of OcuSense. Under the terms of the loan agreement, the Company has two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan. Under the first pre-payment option, the Company may repay the loan in full by paying the lenders, in cash, the amount of outstanding principal and accrued interest and issuing to the lenders five-year warrants in an aggregate amount equal to approximately 19.9% of the issued and outstanding shares of the Company’s common stock (but not to exceed 20% of the issued and outstanding shares of the Company’s common stock). The warrants would be exercisable into shares of the Company’s common stock at an exercise price of $0.10 per share and would not become exercisable until the 180th day following their issuance. Under the second pre-payment option, provided that the Company has closed a private placement of shares of its common stock for aggregate gross proceeds of at least $4,000,000, the Company may repay the loan in full by issuing to the lenders, shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors. Any exercise by the Company of the second pre-payment option would be subject to stockholder and regulatory approval.

Of the $3,040,438 outstanding as at March 31, 2008, the principal portion of the loan was $3,000,000 and the accrued interest was $40,438.

10.	CAPITAL STOCK

(a)	Common stock

On February 1, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue to those investors an aggregate of 6,677,333 shares of the Company’s common stock (the “Shares”) and five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock (the “Warrants”).  The per unit purchase price of the units was $1.50, and the per share exercise price of the Warrants is $2.20, subject to adjustment.  The Warrants will become exercisable on August 6, 2007. Pursuant to the Securities Purchase Agreement, on February 6, 2007, the Company issued the Shares and the Warrants. The gross proceeds of the sale of the Shares and Warrants totaled $10,016,000 (less transaction costs of $871,215). On February 6, 2007, the Company also issued to Cowen and Company, LLC a warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock (the “Cowen Warrant”) in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the sale of the Shares and the Warrants. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which the Cowen Warrant is exercisable) are identical to those of the Warrants. The estimated grant date fair value of the Cowen Warrant of $97,222 is included in the transaction cost of $871,215.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s consolidated statements of operations and changes in stockholder’s equity:

	Three months ended March 31,
	2008	2007
	$	$

General and administrative	43,788	357,089
Clinical and regulatory	26,036	94,088
Sales and marketing	14,050	131,027
Total expense from continuing operations	83,874	582,203
Expense from discontinued operations	―	27,300
Stock-based compensation expense before income taxes	83,874	609,503

The tax benefit associated with the Company’s stock-based compensation expense for the three months ended March 31, 2008 and 2007 is $32,024 and $219,421 respectively. This amount has not been recognized in the Company’s consolidated financial statements for the three months ended March 31, 2008 and 2007 as there is a low probability that the Company will realize this benefit.

Net cash proceeds from the exercise of common stock options were nil and nil for the three months ended March 31, 2008 and 2007, respectively. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2008 and 2007. In accordance with SFAS No. 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

During the three months ended March 31, 2008 there were no new stock options granted. The weighted average fair value of stock options granted during the three months ended March 31 2007 was $1.22. The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31
	2008	2007

Volatility	n.a.	0.765
Expected life of options	n.a.	5.85 years
Risk-free interest rate	n.a.	4.87%
Dividend yield	n.a.	0%

A summary of the options transaction during the three months ended March 31, 2008 is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
		$		$

Outstanding, December 31, 2007	4,787,387	1.64	7.41	—
Granted	—
Exercised	—
Forfeited	531,906	1.60
Outstanding, March 31, 2008	4,255,481	1.64	6.48	—
Vested or expected to vest March 31, 2008	3,116,214	1.58	6.23	—
Exercisable, March 31, 2008	3,033,304	1.62	6.17	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of March 31, 2008 of $0.06 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on March 31, 2008). This amount is nil for all the periods presented as the exercise price of all options outstanding as at March 31, 2008 and December 31, 2007 is higher than $0.06, the Company’s closing stock price on the last trading day prior to March 31, 2008.

As at March 31, 2008, $2,447,350 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.63 years.

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

The Company accounts for the Warrants  and the Cowen Warrant in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), along with related interpretation EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”). SFAS No. 133 requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. Based on the provisions of EITF No. 00-19, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, the Company has classified the Warrants and the Cowen Warrant as a current liability at December 31, 2007 and March 31, 2008.

The estimated fair value of the Warrants and the Cowen Warrant was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Volatility	50.6%
Expected life of Warrants	3.83 years
Risk-free interest rate	2.46%
Dividend yield	0%

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the Shares and the Warrants based on their relative fair values. This resulted in an allocation of $2,052,578 to obligation under warrants which includes the fair value of the Cowen Warrant of $97,222.

In addition, SFAS No. 133 requires the Company to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore, estimated the fair value of the Warrants  and the Cowen Warrant as at December 31, 2007 and determined the aggregate fair value to be a nominal amount, a decrease of approximately $2,052,578 over the initial measurement of the aggregate fair value of the warrants and the Cowen Warrant on the date of issuance. Accordingly, the Company recognized a gain of $2,052,578 in its consolidated statement of operations for the year ended December 31, 2007 which reflects the decrease in the Company’s obligation to its warrant holders to its nominal amount at December 31, 2007.  The company revalued the Warrants and the Cowan Warrants as at March 31, 2008 and determined the aggregate fair value to be a nominal amount.

Transaction costs associated with the issuance of the Warrants recorded as a warrant expense in the Company’s consolidated statement of operations for the three months ended March 31, 2008 and 2007 were nil and $170,081, respectively.

A summary of the Warrants issued during the three months ended March 31, 2008 and the total number of warrants outstanding as of that date are set forth below:

	Number of Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2007	2,764,416	$2.20
Granted	—	—
Forfeited	—	—
Outstanding balance, March 31, 2008	2,764,416	$2.20

11.	LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares issuable from warrants and stock options have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

12.	RELATED PARTY TRANSACTIONS

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

The $5,000,000 portion of the $12,000,000 commitment which was not convertible into the Company’s common stock was not advanced and the commitment was terminated prior to the completion of the Company’s initial public offering of shares of its common stock. During the years ended December 31, 2004 and 2003, the Company issued grid debentures in an aggregate principal amount of $4,350,000 and $2,650,000 to TLC Vision and Diamed, respectively, under the convertible portion of the grid debentures. On December 8, 2004, as part of the corporate reorganization relating to the Company’s initial public offering, the Company issued 7,106,454 shares of its common stock to TLC Vision and Diamed, upon conversion of $7,000,000 of aggregate principal amount of convertible debentures at a conversion price of $0.98502 per share. Collectively, at March 31, 2008, the two companies have a combined 35.6% equity interest in the Company on a fully diluted basis.

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

On January 28, 2008, the Company disclosed that it was engaged in discussions with Asahi Medical to terminate the Distribution Agreement. The Company and Asahi Medical have terminated substantially all of their obligations under the Distribution Agreements of February 25, 2008 (the “Termination Agreement”).  Pursuant to the Termination Agreement, the Company and Asahi Medical have agreed to a mutual release of claims relating to the Distribution Agreement, other than any claims relating to certain provisions of the Distribution Agreement which survived its termination.

The Company received free inventory from Asahi Medical for purposes of the RHEO-AMD trial, the LEARN, or Long-term Efficacy in AMD from Rheopheresis in North America, trials and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company has paid for the same filters purchased from Asahi Medical for purposes of commercial sales to the Company’s customers. The value of the free inventory received from Asahi Medical was nil and $ 39,240 for the three months ended March 31, 2008 and 2007, respectively.

Mr. Hans Stock

On February 21, 2002, the Company entered into an agreement with Mr. Stock as a result of his assistance in procuring a distributorship agreement for the filter products used in the RHEO™ System from Asahi Medical. Mr. Stock agreed to further assist the Company in procuring new product lines from Asahi Medical for marketing and distribution by the Company. The agreement will remain effective for a term consistent with the term of the distributorship agreement with Asahi Medical, and Mr. Stock will receive a 5% royalty payment on the purchase of the filters from Asahi Medical. The Company has not paid any amount to Mr. Stock as royalty fees. Included in due to stockholders at March 31, 2008 and December 31, 2007 is $48,022 and $48,022, respectively, due to Mr. Stock for filter products.

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

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totaling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock which provided for a royalty payment of 1% of product sales. Included in due to stockholders at March 31, 2008 and December 31, 2007 is $25,000 and $12,500, respectively, due to Mr. Stock for royalties.

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

During the year three months ended March 31, 2008 and 2007, ATI made available to the Company, upon request, the services of certain of ATI’s employees and consultants on a per diem basis.  During the three months ended March 31, 2008, the Company paid ATI $21,666 under this arrangement (2007 – $18,107). Included in accounts payable and in accrued liabilities as at March 31, 2008 and December 31, 2007 are $1,773 and $20,004, respectively, due to ATI.

In March 2008 the Company sold substantially all of its fixed assets located in Florida to ATI for their book value of $8,000. Included in amounts receivable at March 31, 2008 is $8,000, due from ATI.

Effective January 1, 2004, the Company entered into a rental agreement with Cornish Properties Corporation, a company owned and managed by Mr. Cornish, pursuant to which the Company leases space from Cornish Properties Corporation at $2,745 per month. The original term of the lease extended to December 31, 2005. On November 8, 2005, as provided for in the rental agreement, the Company extended the term of the rental agreement with Cornish Properties Corporation for another year, ending December 31, 2006. On December 19, 2006, the Company extended the term of the rental agreement with Cornish Properties Corporation for another year, ending December 31, 2007, at a lease payment of $2,168 per month. During the three months ended March 31, 2008 and 2007, the Company paid Cornish Properties Corporation an amount of nil and $6,504, respectively, as rent.

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

Marchant Securities Inc. (“Marchant”), a firm indirectly beneficially owned as to approximately 32% by Mr. Vamvakas and members of his family, introduced the Company to the lenders of the $3,000,000 aggregate principal amount bridge loan that the Company secured and announced on February 19, 2008. For such service, Marchant was paid a commission of $180,000, being 6% of the aggregate principal amount of the loan. The Company also has retained Marchant in connection with the proposed private placement of up to $6,500,000 of OccuLogix’s common stock, announced by the Company on April 22, 2008, for which Marchant will be paid a commission of 6% of the gross aggregate proceeds of such private placement.  Subject to obtaining any and all requisite stockholder and regulatory approvals, 50% of the commission, plus $90,000 of the commission, will be paid to Marchant in the form of equity securities of the Company.

The Company entered into a consultancy and non-competition agreement on July 1, 2003 with the Center for Clinical Research (“CCR”), then a significant shareholder of the Company, which requires the Company to pay a fee of $5,000 per month. For the year ended December 31, 2003, CCR agreed to forego the payment of $75,250 due to it in exchange for options to purchase 20,926 shares of the Company’s common stock at an exercise price of $0.13 per share. In addition, CCR agreed to the repayment of the balance of $150,500 due to it at a rate of $7,500 per month beginning in July 2003. On August 22, 2005, the Company amended the consultancy and non-competition agreement with CCR such that the fee payable to it was increased from $5,000 to $15,000 per month effective January 1, 2005. The monthly fee is fixed regardless of actual time incurred by CCR in performance of the services rendered to the Company. The agreement allows either party to convert the payment arrangement to a fee of $2,500 daily. In the event of such conversion, CCR shall provide services on a daily basis as required by the Company and will invoice the Company for the total number of days that services were provided in that month. The amended consultancy and non-competition agreement provides for the payment of a one-time bonus of $200,000 upon receipt by the Company of FDA approval of the RHEO™ System and the grant of 60,000 options to CCR at an exercise price of $7.15 per share. The stockholders of the Company approved the adjustment of the exercise price of these options to $2.05 per share on June 23, 2006. These options were scheduled to vest as to 100% when and if the Company receives FDA approval of the RHEO™ System on or before November 30, 2006, as to 80% when and if the Company receives FDA approval after November 30, 2006 but on or before January 31, 2007 and as to 60% when and if the Company receives FDA approval after January 31, 2007. In August 2006, by letter agreement between the Company and CCR, it was agreed that the monthly fee of $15,000 would be suspended at the end of August 2006 until CCR’s services are required by the Company in the future. This resulted in a consulting expense, included within clinical and regulatory expense for the three months ended March 31, 2008 and 2007, of nil and $11,594, respectively.

In March 2007, Veris negotiated new payment terms with the Company, and it was agreed that payment for treatment sets shipped subsequent to March 2007 must be received within 180 days of shipment. From April 2007 to  December 31, 2007, the Company sold a total of 816 treatment sets to Veris, for a total amount of $172,992, plus applicable taxes. The sale of these treatment sets was not recognized as revenue during the year ended December 31, 2007 based on Veris’ payment history with the Company and the new 180-day payment terms agreed by Veris and the Company. In October 2007, the Company met with the management of Veris and, based on discussions with Veris, the Company believes that Veris will not be able to meet its financial obligations to the Company. Therefore, during the year ended December 31, 2007, the Company recorded an allowance for doubtful accounts of $172,992 against the total amount due from Veris for the purchase of these treatment sets.  As at March 31, 2008 and December 31, 2007 the allowance for doubtful accounts was $172,992.

During the fourth quarter of 2004, the Company began a business relationship with Innovasium Inc. Innovasium Inc. designed and built some of the Company’s websites and also created some of the sales and marketing materials to reflect the look of the Company’s websites. Daniel Hageman, who is the President and one of the owners of Innovasium Inc., is the spouse of a former officer of the Company. During the three months ended March 31, 2008 and 2007, the Company paid Innovasium Inc. C$2,909 and C$13,737, respectively. Included in accounts payable and accrued liabilities at March 31, 2008 and December 31, 2007 is nil and nil, respectively, due to Innovasium Inc. These amounts are expensed in the period incurred and paid when due.

On January 25, 2007, the Company entered into a consulting agreement with Mr. Dr. Micheal Lemp for the purpose of procuring consulting services as the Ocusense’s Chief Medical Officer. Dr. Lemp is entitled to $100,000 per annum to be paid at the end of each month and a $98.89 monthly expense reimbursement stipend.  Dr. Lemp will be available to Ocusense on an average of 20 hours a week or 1,000 hours per year. Dr. Lemp also serves as a member of the Board of Directors of OcuSense Inc.

13.	INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosure.

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

However, a portion of the Company’s net operating losses may be subject to annual utilization limitations as a result of the Company’s initial public offering and prior changes of control. Accordingly, until a formal analysis of the effect of the changes of control is performed, a portion of the income tax benefits recognized to date may be affected.

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

14.	DUE TO STOCKHOLDERS

	March 31, 2008	December 31, 2007
	$	$
Due (from)/to
TLC Vision Corporation	1,000	(2,708)
Other stockholders	73,053	35,522
	74,053	32,814

The balance due from TLC Vision is related to computer and administrative support provided by TLC Vision. All amounts have been expensed during the three months ended March 31, 2008 and 2007, respectively, and included in general and administrative expenses. The balance due to other stockholders includes outstanding royalty fees payable to Mr. Hans Stock..

15.(a)	PREPAID EXPENSES

	March 31, 2008	December 31, 2007
	$	$

Prepaid insurance	297,668	427,063
Regulatory filing fees	46,514	—
Other fees and services	101,294	54,058
	445,296	481,121

15.(b)	PREPAID FINANCE EXPENSE

	March 31, 2008	December 31, 2007
	$	$

Marchant Securities Inc - Financing Fees	139,000	—

Financing fees are being amortized over the 180 day term of the February 19, 2008 bridge loan. The amount paid to Marchant Securities to introduce lenders of the $3,000,000 aggregate principal amount of the bridge loan was $180,000.

16.	ACCRUED LIABILITIES

	March 31, 2008	December 31, 2007
	$	$

Due to professionals	570,442	475,044
Due to clinical trial sites	151,150	136,681
Due to clinical trial specialists	126,953	116,359
Product development costs	331,090	277,521
Due to employees and directors	32,054	66,804
Sales tax and capital tax payable	35,664	26,820
Corporate compliance	302,173	246,675
Obligation to repay advances received	250,000	—
Severances	1,018,029	1,312,721
Litigation settlement	40,000	—
Miscellaneous	75,841	214,826
	2,933,396	2,873,451

17.	CONSOLIDATED STATEMENTS OF CASH FLOW

The net change in non-cash working capital balances related to operations consists of the following:

	Three months ended March 31,
	2008	2007
	$	$
Amounts receivable	212,721	(166,806)
Inventory	(41,213)	12,752
Prepaid expenses	35,825	9,642
Deposits	(2,892)	—
Other current assets	—	(10,600)
Accounts payable	(828,795)	43,365
Accrued liabilities	59,945	252,626
Deferred revenue	106,700	—
Due to stockholders	41,238	(48,629)
Short term liabilities	40,438	—
	(376,033)	92,350

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Three months ended March 31,
	2008	2007
	$	$
Non-cash financing activities
Warrant issued in part payment of placement fee	—	97,222
Free inventory	—	39,240

Additional cash flow information
Interest paid	—	11,180

18.	SEGMENTED INFORMATION

As a result of the acquisition of SOLX and OcuSense during 2006, the Company had three reportable segments: retina, glaucoma and point-of-care. The retina segment was in the business of commercializing the RHEO™ System which was used to perform the Rheopheresis™ procedure, a procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD. The Company began limited commercialization of the RHEO™ System in Canada in 2003 and provided support to its sole customer in Canada, Veris, in its commercial activities in Canada. The Company obtained investigational device exemption clearance from the FDA to commence RHEO-AMD, its clinical study of the RHEO™ System. On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond approximately the middle of July 2008.

The glaucoma segment of the Company was in the business of providing treatment for glaucoma with the use of the components of the SOLX Glaucoma System which are used to provide physicians with multiple options to manage intraocular pressure. The Company was seeking to obtain 510(k) approval to market the components of the SOLX Glaucoma System in the United States. The Company acquired the glaucoma segment in the acquisition of SOLX on September 1, 2006; therefore, no amounts are shown for the segment in periods prior to September 1, 2006. On December 19, 2007, the Company sold all of the issued and outstanding shares of the capital stock of SOLX, which had been the glaucoma segment of the Company prior to the completion of this sale. All revenue and expenses related to the Company’s glaucoma segment, prior to the December 19, 2007 closing date, has therefore been included in discontinued operations on its consolidated statements of operations for the three months ended March 31, 2008 and 2007.

The point-of-care segment is made up of the TearLab™ business which is currently developing technologies that enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers in tears using nanoliters of tear film.

The accounting policies of the segments are the same as those described in significant accounting policies. Inter-segment sales and transfers are minimal and are accounted for at current market prices, as if the sales or transfers were to third parties.

The Company’s reportable units are strategic business units that offer different products and services. They are managed separately, because each business unit requires different technology and marketing strategies. The Company’s business units are acquired or developed as a unit, OcuSense was retained at the time of acquisition.

The Company’s business units are as follows:

	Retina	Glaucoma	Point-of-care	Total
	$	$	$	$
Three months ended March 31, 2008
Revenue	7,200	—	—	7,200
Expenses:
Cost of goods sold	24,556	—	—	24,556
Operating	1,291,338	—	1,089,239	2,380,577
Depreciation and amortization	9,778	—	174,645	184,423
Loss from continuing operations	(1,318,472)	—	(1,263,884)	(2,582,356)
Interest income	35,282	—	1,170	36,452
Interest expense	(40,438)	—	(6,165)	(46,603)
Loss on short-term investment	(327,486)	—	—	(327,486)
Other income (expense), net	(24,564)	—	1,057	(23,507)
Minority interest	—	—	—	—
Recovery of income taxes	—	—	—	—
Loss from continuing operations	(1,675,678)	—	(1,267,822)	(2,943,500)
Loss from discontinued operations	—	—	—
Net loss	(1,675,678)	—	(1,267,822)	(2,943,500)
Total assets As At March 31, 2008	1,759,222	—	8,073,330	9,832,552

Three months ended March 31, 2007
Revenue	90,000	—	—	90,000
Expenses:
Cost of goods sold	32,100	—	—	32,100
Operating	3,385,329	—	1,004,404	4,389,733
Depreciation and amortization	449,703	—	118,662	568,365
Loss from continuing operations	(3,894,799)	—	(1,123,066)	(5,017,865)
Interest income	203,868	—	11,569	215,437
Interest expense	(16,219)	—	(422)	(16,641)
Loss on short-term investment	—	—	—	—
Other income (expense), net	(708,106)	—	—	(708,106)
Minority interest	—	—	554,848	554,848
Recovery of income taxes	1,489,504	—	491,821	1,981,325
Loss from continuing operations	(2,925,752)	—	(65,250)	(2,991,002)
Loss from discontinued operations	—	(1,281,472)	—	(1,281,472)
Net loss	(2,925,752)	(1,281,472)	(65,250)	(4,272,744)
Total assets As At December 31, 2007	3,672,542	—	6,325,818	9,998,360

19.	SUBSEQUENT EVENT

(i)           On May 5, 2008, the Company announced that it had secured a bridge loan in an aggregate principal amount of $300,000 (less transaction costs of approximately $18,000) from a number of private parties (“Additional Bridge Loan”). The Additional Bridge Loan constitutes an increase to the principal amount of the U.S.$3,000,000 principal amount bridge loan that the Company announced on February 19, 2008 (the “Original Bridge Loan”) and was advanced on substantially the same terms and conditions as the Original Bridge Loan, pursuant to an amendment of the loan agreement for the Original Bridge Loan. The Additional Bridge Loan bears interest at a rate of 12% per annum and will have the same maturity date as the Original Bridge Loan. The Company has pledged its shares of the capital stock of OcuSense as collateral for the loan.

Under the terms of the Original Bridge Loan agreement, the Company has two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan. Under the first pre-payment option, the Company may repay the Original Bridge Loan in full by paying the lenders, in cash, the amount of outstanding principal and accrued interest and issuing to the lenders five-year warrants in an aggregate amount equal to approximately 19.9% of the issued and outstanding shares of the Company’s common stock (but not to exceed 20% of the issued and outstanding shares of the Company’s common stock). The warrants would be exercisable into shares of the Company’s common stock at an exercise price of $0.10 per share and would not become exercisable until the 180th day following their issuance. Under the second pre-payment option, provided that the Company has closed a private placement of shares of its common stock for aggregate gross proceeds of at least $4,000,000, the Company may repay the Original Bridge Loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors. Any exercise by the Company of the second pre-payment option would be subject to stockholder and regulatory approval. Should the Company exercise either of these pre-payment options, it will be obligated to pre-pay the Additional Bridge Loan in the same manner, provided that the Company, in no event, shall be obligated to issue warrants exercisable into shares in a number that exceeds 20% of the issued and outstanding shares of the Company’s common stock on the date of pre-payment.

(ii)          On April 22, 2008, the Company announced that it has signed a definitive merger agreement to acquire the minority ownership interest in San Diego-based OcuSense, Inc. that it does not already own.  Currently, OccuLogix owns 50.1% of the capital stock of OcuSense on a fully diluted basis.

Under the terms of the merger agreement, OccuLogix will be acquiring the minority ownership interest in OcuSense by way of a merger of OcuSense and a newly incorporated, wholly-owned subsidiary of OccuLogix.  As merger consideration, the Company expects to issue an aggregate of approximately 79,200,000 shares of its common stock to the minority stockholders of OcuSense.  The transaction will be subject to the approval of stockholders of both companies, as well as to customary closing conditions, including approval by the Toronto Stock Exchange.

(iii)         On April 22, 2008 the Company announced that, subject to stockholder and regulatory approval, it intends to effect a private placement of up to U.S.$6,500,000 of common stock at a per share price that is the lower of (1) the average trading price of OccuLogix’s common stock at the time of purchase and (2) U.S.$0.10.  The Company intends to file a preliminary proxy statement and to call a meeting of stockholders as soon as practicable in order to obtain stockholder approval of the merger and the private placement, among other matters.

(iv)        On September 18, 2007, OccuLogix received a letter from The NASDAQ Stock Market, or NASDAQ, indicating that, for the previous 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(e)(5), or the Minimum Bid Price Rule. Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company was provided 180 calendar days, or until March 17, 2008, to regain compliance. The NASDAQ letter stated that, if, at any time before March 17, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ staff will provide written notification that it has achieved compliance with the Minimum Bid Price Rule. The NASDAQ letter also stated that, if the Company does not regain compliance with the Minimum Bid Price Rule by March 17, 2008, NASDAQ staff will provide written notification that the Company’s securities will be delisted, at which time the Company may appeal the NASDAQ staff’s determination to delist its securities to a NASDAQ Listing Qualifications Panel.

On February 1, 2008, the Company received a letter from The NASDAQ Stock Market, or NASDAQ, indicating that, for the previous 30 consecutive trading days, the Company’s common stock did not maintain a minimum market value of publicly held shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2), or the MVPHS Rule. Therefore, in accordance with Marketplace Rule 4450(e)(1), the Company was provided 90 calendar days, or until May 1, 2008, to regain compliance. The NASDAQ letter stated that, if at any time before May 1, 2008, the minimum market value of publicly held shares of the Company’s common stock is $5,000,000 or greater for a minimum of 10 consecutive trading days, NASDAQ staff will provide written notification that the Company complies with the MVPHS Rule. The NASDAQ letter also stated that, if the Company does not regain compliance with the MVPHS Rule by May 1, 2008, NASDAQ staff will provide written notification that the Company’s securities will be delisted, at which time the Company may appeal the NASDAQ staff’s determination to delist its securities to a NASDAQ Listing Qualifications Panel. On May 6, 2008, the Company received a letter from NASDAQ indicating that since the Company’s MVPHS has been $5,000,000 or greater for at least 10 consecutive trading days the Company has regained compliance with the MVPHS rule and the matter is now closed.

The Company was not compliant with the Minimum Bid Price Rule by March 17, 2008.

While the Company has appealed any determination by NASDAQ staff to delist its common stock to a NASDAQ Listing Qualifications Panel, the Company may not be successful in its appeal, in which case its common stock may be transferred to The NASDAQ Capital Market or be delisted altogether. Should either occur, existing stockholders will suffer decreased liquidity.

These NASDAQ notices have no effect on the listing of the Company's common stock on the Toronto Stock Exchange.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are an ophthalmic therapeutic company founded to commercialize innovative treatments for age-related eye diseases. Until recently, the Company operated three business divisions, being Retina, Glaucoma and Point-of-care. Until recently, the Company’s Retina division was in the business of developing and commercializing a treatment for dry age-related macular degeneration, or Dry AMD. The Company’s product for Dry AMD, the RHEO™ System contains a pump that circulates blood through two filters and is used to perform the Rheopheresis™ procedure, which is referred to under the Company’s trade name RHEO™ Therapy. The Rheopheresis™ procedure is a blood filtration procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD, the most common form of the disease.

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

Based on our November 1, 2007 announcement of the indefinite suspension of our RHEO™ System clinical development program, we wrote down the value of our pumps and clinical inventory by $2,782,494 to reflect their current nil net realizable value as at December 31, 2007. The net value of our pumps and clinical inventory as at March 31, 2008 and December 31, 2007 was nil.  As at March 31, 2008 and December 31, 2007, we had combined inventory reserves of $7,295,545 and $7,295,545 respectively. No other adjustments were made as a result of the November 1, 2007 announcement that impacts the financial results as of December 31, 2007 or March 31, 2008.

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

As at March 31, 2008 and December 31, 2007, the value of these intangible assets associated with SOLX was nil and nil, respectively. As well, the Company performed an impairment test of its recorded goodwill to re-assess whether its recorded goodwill was impaired as at December 1, 2007. Based on the goodwill impairment analysis performed, the Company concluded that a goodwill impairment charge of $14,446,977 should be recorded during the year ended December 31, 2007 to write down the value of its recorded goodwill to its fair value of nil. As at March 31, 2008 and December 31, 2007, the value of the goodwill associated with SOLX was nil and nil, respectively.

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

As part of our diversification plan, on November 30, 2006, we acquired 50.1% of the capital stock of OcuSense, Inc., or OcuSense, measured on a fully diluted basis, for an initial purchase price of $4,171,098 which includes acquisition-related transaction costs of $171,098. The Company agreed to make additional payments totaling $4,000,000 upon the attainment of two pre-defined milestones by OcuSense prior to May 1, 2009. In June 2007 and March 2008, we paid OcuSense a total of $4,000,000 upon the attainment of the the two pre-defined milestones. The carrying value of the intangible asset acquired upon the acquisition of OcuSense was increased by $1,937,621 which reflects the minority interest portion of the $4,000,000 paid to OcuSense in the amount of $1,272,288 and the additional deferred tax liability of $665,333 recorded based on the difference between the increase in the carrying value of the intangible asset and its tax basis.

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

Our results of operations for the three months ended March 31, 2008 and 2007 were impacted by our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payments” (“SFAS No. 123R”), on January 1, 2006 which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method of adoption requiring us to include this stock-based compensation charge in our results of operations beginning on January 1, 2006 without restating prior periods to include stock-based compensation expense. The following table sets out the total stock based compensation expense reflected in the consolidated statement of operations for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007
	$	$

General and administrative	41,788	357,089
Clinical and regulatory	26,036	94,088
Sales and marketing	14,050	131,027
Total expense from continuing operations	83,874	582,203
Expense from discontinued operations	—	27,300
Stock-based compensation expense before income taxes	83,874	609,503

As at March 31, 2008, $2,447,350 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.63 years.

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

We account for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretation Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS No. 133 requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. Based on the provisions of EITF 00-19, we determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, we have classified the Warrants and the Cowen Warrant as a current liability as of December 31, 2007. The estimated fair value of the Warrants and the Cowen Warrant was determined using the Black-Scholes options pricing model. We initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the Shares and the Warrants based on their relative fair values. This resulted in an allocation of $2,052,578 to the obligation under warrants which includes the fair value of the Cowen Warrant of $97,222. SFAS No. 133 also requires the Company to record the outstanding warrants at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the Warrants and the Cowen Warrant as at December 31, 2007 and determined the aggregate fair value to be a nominal amount, a decrease of approximately $2,052,578 over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance. Accordingly, we recognized a gain of $2,052,578 in our consolidated statements of operations for the year ended December 31, 2007 to reflect the decrease in the Company’s obligation to its warrant holders to a nominal amount at December 31, 2007. Transaction costs associated with the issuance of the Warrants of $170,081 was recorded as an expense in the Company’s consolidated statement of operations for the year ended December 31, 2007.

As at March 31, 2008, the Company estimated the fair value of the Warrants and the Cowen Warrant and determined the aggregate fair value to be a nominal amount. The carrying value of these Warrants as at March 31, 2008 and December 31, 2007 was nil and nil, respectively.

On March 11, 2007, our Board of Directors approved the grant to the directors of the Company, other than Mr. Vamvakas, of a total of 165,000 options under the 2002 Stock Option Plan. In exchange for these options, each of the directors of the Company gave up the cash remuneration which he or she would have been entitled to receive from us during the financial year ended December 31, 2007 in respect of (i) his or her annual director's fee of $15,000, (ii) in the case of those directors who chair a committee of the board of directors of the Company, his or her fee of $5,000 per annum for chairing such committee and (iii) his or her fee of $2,500 per fiscal quarter for the quarterly in-person meetings of the board of directors of the Company. The number of options granted to each of the directors was determined to be 8% higher in value than the cash remuneration to which the directors would have been entitled during the financial year ended December 31, 2007 and was determined using the Black-Scholes option pricing model. The number of options granted to each director, calculated using this methodology, was then rounded up to the nearest 1,000. These options are exercisable immediately and will remain exercisable until the tenth anniversary of the date of their grant, notwithstanding any earlier disability or death of the holder thereof or any earlier termination of his or her service to the Company. The exercise price of each option is set at $1.82, which was the per share closing price of the Company's common stock on NASDAQ on March 9, 2007, the last trading day prior to the date of grant.

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

As at March 31, 2008 and December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities currently yielding an average return of 3.94% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of March 31, 2008 and December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $536,264. We consider this to be an other-than-temporary reduction in the fair value of these auction rate securities. Accordingly, the loss associated with these auction rate securities of $327,486 for the three months ended March 31, 2008 has been included as an impairment of investments in our consolidated statement of operations for the three months ended March 31, 2007.  The auction rate securities were liquid as at March 31, 2007. As a result, the loss associated with these auction rate securities for the three months ended March 31, 2007 was nil.

Although we continue to receive interest earned on these securities, we do not know at the present time when we will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of March 31, 2008. Management will continue to monitor these investments closely for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which we currently expect to be able to sustain our operations in the absence of an additional capital raise by the Company as we do not have the cash reserves to hold these auction rate securities until the market recovers nor can we hold these securities until their contractual maturity dates.

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

On February 1, 2008, OccuLogix received a letter from NASDAQ indicating that, for the previous 30 consecutive trading days, the Company’s common stock did not maintain a minimum market value of publicly held shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2), or the MVPHS Rule. Therefore, in accordance with Marketplace Rule 4450(e)(1), the Company was provided 90 calendar days, or until May 1, 2008, to regain compliance. The NASDAQ letter stated that, if at any time before May 1, 2008, the minimum market value of publicly held shares of the Company’s common stock is $5,000,000 or greater for a minimum of ten consecutive trading days, NASDAQ staff will provide written notification that the Company complies with the MVPHS Rule. The NASDAQ letter also stated that, if the Company does not regain compliance with the MVPHS Rule by May 1, 2008, NASDAQ staff will provide written notification that the Company’s securities will be delisted, at which time the Company may appeal the NASDAQ staff’s determination to delist its securities to a NASDAQ Listing Qualifications Panel. On May 6, 2008, the Company received a letter from NASDAQ indicating that since the Company’s MVPHS has been $5,000,000 or greater for at least 10 consecutive trading days the Company has regained compliance with the MVPHS rule and the matter is now closed.

The Company was not compliant with the Minimum Bid Price Rule by March 17, 2008. While the Company has appealed the determination by NASDAQ staff to delist our common stock to a NASDAQ Listing Qualifications Panel, we may not be successful in our appeal, in which case our common stock may be transferred to The NASDAQ Capital Market or be delisted altogether. Should either occur, existing stockholders will suffer decreased liquidity.

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

On February 19, 2008, we announced that the Company secured a bridge loan in an aggregate principal amount of $3,000,000, less transaction costs of approximately $180,000, from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The repayment of the loan is secured by a pledge by the Company of its shares of the capital stock of OcuSense. Under the terms of the loan agreement, the Company has two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan. Under the first pre-payment option, the Company may repay the loan in full by paying the lenders, in cash, the amount of outstanding principal and accrued interest and issuing to the lenders five-year warrants in an aggregate amount equal to approximately 19.9% of the issued and outstanding shares of the Company’s common stock (but not to exceed 20% of the issued and outstanding shares of the Company’s common stock). The warrants would be exercisable into shares of the Company’s common stock at an exercise price of $0.10 per share and would not become exercisable until the 180th day following their issuance. Under the second pre-payment option, provided that the Company has closed a private placement of shares of its common stock for aggregate gross proceeds of at least $4,000,000, the Company may repay the loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors. Any exercise by the Company of the second pre-payment option would be subject to stockholder and regulatory approval.

If the Company is successful in completing the merger transaction announced on April 22, 2008 in which the Company will acquire the minority ownership interest and OcuSense will be come a wholly-owned subsidiary of the Company, the dependency on the success of OcuSense will be increased.

If the Company is successful in completing a private placement of up to U.S.$6,500,000 of common stock as announced on April 22, 2008, management believes that it will have sufficient funds to meet its operating activities and other demands until approximately the end of June 2009.

On May 5, 2008, the Company announced that it had secured a bridge loan in an aggregate principal amount of $300,000 (less transaction costs of approximately $18,000) from a number of private parties (“Additional Bridge Loan”). The Additional Bridge Loan constitutes an increase to the principal amount of the U.S. $3,000,000 principal amount bridge loan that the Company announced on February 19, 2008 and was advanced on substantially the same terms and conditions as the February 19, 2008 bridge loan, pursuant to an amendment of the loan agreement for the February 19, 2008 bridge loan. The Additional Bridge Loan bears interest at a rate of 12% per annum and will have the same maturity date as the February 19, 2008 bridge loan. and is secured by the same collateral as secures the February 19, 2008 bridge loan.

Should the Company elect to prepay the February 19, 2008 bridge loan it will be obligated to pre-pay the Additional Bridge Loan in the same manner, provided that the Company, in no event, shall be obligated to issue warrants exercisable into shares in a number that exceeds 20% of the issued and outstanding shares of the Company’s common stock on the date of pre-payment.

Currently, we anticipate that the net proceeds of the bridge loans, together with the Company’s other cash and cash equivalents, will be sufficient to sustain the Company’s operations only until approximately the middle of July 2008.

RESULTS OF OPERATIONS

Continuing and discontinued operations

On December 20, 2007, we announced the sale of SOLX to Solx Acquisition, Inc., or Solx Acquisition, a company wholly owned by Doug P. Adams, the founder of SOLX and who, until the closing of the sale, had been serving as an executive officer of the Company in the capacity of President & Founder, Glaucoma Division.  The results of operations of SOLX have been included in discontinued operations in the Company’s consolidated statements of operations for the three months ended March 31, 2008 and 2007.

Revenues, Cost of sales and Gross margin from continuing operations

	Three Months Ended March 31,
	2008	2007	Change
	$		$
Revenues
Retina revenue	7,200	90,000	(82,800)
	7,200	90,000	(82,800)
Cost of sales
Retina cost of sales	24,556	32,100	(7,544)
	24,556	32,100	(7,544)
Gross margin
Retina gross margin	(17,356)	57,900	(75,256)
Percentage of retina revenue	N/M	64%	N/M
Total gross margin (loss)	(17,356)	57,900	(75,256)
*N/M – Not meaningful

Revenues

Retina Revenue

The Company owns a consignment inventory of 400 disposable treatment sets,  in the keeping of Macumed AG, a company based in Switzerland. During the three months ended March 31, 2008, Macumed consumed a total of 48 treatment sets at a negotiated price of $150 per treatment set, resulting in $7,200 in revenue. In the three months ended March 31, 2007, we sold a total of 600 treatment sets at a negotiated price of $150 per treatment to Macumed AG, resulting in $90,000 of revenue.

Cost of Sales

Cost of sales includes costs of goods sold and royalty costs. Our cost of goods sold for the three months ended March 31, 2007 consists primarily of costs for the manufacture of the RHEO™ System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, logistics inventory management and recurring regulatory costs associated with conducting business and ISO certification.

Retina Cost of Sales

Cost of sales for the three months ended March 31, 2008 and March 31, 2007 includes royalty fees of $25,000 payable to Dr. Brunner and Mr. Stock.  March 31, 2008 sales were supplied from consignment inventory located in Switzerland which have been fully reserved for in November 2007. During the first quarter 2008, the Company recovered some of the associated freight costs that had been expensed in prior periods. Cost of sales for the three months ended March 31, 2007 includes freight charges on the treatment sets sold and delivered to Macumed AG during the period.

Retina Gross Margin

During the three months ended March 31, 2008, gross margin is negative $17,356 reflecting low sales and fixed royalty fees.

Operating Expenses

	Three Months Ended March 31,
	2008	2007	Variance
	$	$	$

General and administrative	1,365,484	2,433,490	(1,068,006)
Clinical and regulatory	1,022,987	2,169,739	(1,146,752)
Sales and marketing	176,529	472,536	(296,007)
Discontinued Operations	―	1,950,227	(1,950,227)
	2,565,000	7,025,992	(4,460,992)

General and Administrative Expenses

General and administrative expenses decreased by $1,068,006 or 53% during the three months ended March 31, 2008, as compared with the corresponding period in fiscal 2007, due to the indefinite suspension of our RHEO™ System clinical development program. Stock-based compensation expense also declined by $313,301 from $357,089 for the three months ended March 31, 2007 to  $43,788 for the three months ended March 31, 2008 which reflects the forfeiture of unvested stock options previously granted to terminated employees.

We are continuing to focus our efforts on achieving an orderly refocus on ongoing activities by reviewing and improving upon our existing business processes and cost structure.

Clinical and Regulatory Expenses

Clinical and regulatory expenses decreased by $1,146,752 during the three months ended March 31, 2008, as compared with the corresponding prior year period, due to the indefinite suspension of our RHEO™ System clinical development program. Clinical expense for retina activity of $148,305 for the three months ended March 31, 2008 represents expenses to close clinics and support ongoing obligations for patient support. Clinical expense for retina activity the three months ended March 31, 2007 were $1,184,972.

OcuSense clinical expenditures for the three months ended March 31, 2008 and 2007 were $874,682 and $984,767, respectively. The decline of $110,085 or 11.2% reflects the maturing stage of OcuSense technological development in that the development in the three months ended March 31, 2008 was of a nature that could be carried out in-house, whereas the development in the corresponding period was completed primarily in contracted facilities.

In March 2008, OcuSense announced that it had validated the prototype of the TearLabTM test for DED and received company-wide certification to ISO 13485:2003. These achievements allow the Company to move forward with clinical trials and the attainment of the CE Mark in Europe, in advance of commercialization.

Sales and Marketing Expense

Sales and marketing expenses decreased by $296,007 during the three months ended March 31, 2008, as compared with the prior period in fiscal 2007. The retina sales and marketing expense for the three months ended March 31, 2008 was $5,399 compared to an expense of $457,090 the previous year. This decline is due in general the indefinite suspension of our RHEO™ System clinical development program and, in particular, to stock-based compensation expense which declined by $131,027 from an expense of $131,027 for the three months ended March 31, 2007 to nil for the three months ended March 31, 2008.

Sales and marketing expense for OcuSense increased by $155,684 in the three months ended March 31, 2008 when compared with the prior year period in fiscal 2007. This increase reflects an increased focus on building awareness of the TearLabTM test for DED prior to commercialization.

The cornerstone of our sales and marketing strategy to date has been to increase awareness of our products among eye care professionals and, in particular, the key opinion leaders in the eye care professions. We are presently primarily focused on commercialization in Europe and developing plans to do the same in North America. We will continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab™ test for DED among eye care professionals.

Other Income (Expenses)

	Three Months Ended March 31,
	2008	2007	Change
	$		$

Interest income	30,288	215,438	(86%)
Changes in fair value of obligation under warrants	―	(723,980)	100%
Impairment of investments	(327,486)	―	N/M
Other income	17,492	15,873	10%
Interest expense	(40,438)	(16,641)	(143%)
Finance costs	(41,000)	―	N/M
Minority interest	―	554,848	N/M
	(361,144)	45,538	N/M
*N/M – Not meaningful

Interest Income

Interest income consists of interest income earned in the current period and the corresponding prior period as a result of the Company’s cash and short-term investment position following the raising of capital and debt.

Changes in fair value of obligation under warrants and warrant expense

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock to these investors. On February 6, 2007, the Company also issued a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Company’s shares of common stock and warrants. The per share exercise price of the warrants is $2.20, subject to adjustment, and the warrants will become exercisable on August 6, 2007. All of the terms and conditions of the warrants issued to Cowen and Company, LLC (other than the number of shares of the Company's common stock into which the warrant is exercisable) are identical to those of the warrants issued to the institutional investors. The Company accounts for the warrants in accordance with the provisions of SFAS No. 133 along with related interpretation EITF 00-19. Based on the provisions of EITF 00-19, the Company determined that the warrants issued during the three months ended March 31, 2007 do not meet the criteria for classification as equity. Accordingly, the Company has classified the warrants as a current liability as at March 31, 2007. The estimated fair value was determined using the Black-Scholes option-pricing model. In addition, SFAS No. 133 requires the Company to record the outstanding warrants at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the warrants as at March 31, 2007 and determined the aggregate fair value to be $2,626,195, an increase of $573,617 over the initial measurement of the fair value of the warrants on the date of issuance.

Changes in fair value of obligation under warrants and warrant expense of $723,980 for the three months ended March 31, 2007 includes transaction costs associated with the issuance of the warrants of $150,363 and a charge of $573,617 which reflects the increase in the fair value of the warrants as at March 31, 2007 over the initial measurement of the fair value of the warrants on the date of issuance. There was no comparable expense in the three months ended March 31, 2008.  As at March 31, 2008, the fair value of the warrants was determined to be nominal and the warrants were assigned a nil value for accounting purposes.

Change in the fair value of investments

As at March 31, 2008 and December 31, 2007, the Company had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 3.94% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007 and March 31, 2008. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750 as at December 31, 2007 and $536,264 as at March 31, 2008.

The Company considers this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $327,486 for three months ended March 31, 2008 has been included as an impairment of investments in the Company’s consolidated statement of operations for the three months ended March 31, 2008. The investments were liquid as at March 31, 2007. Accordingly, the corresponding charge for the three months ended March 31, 2007 is nil.

Although the Company continues to receive payment of interest earned on these securities, the Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007 and March 31, 2008. Management will continue to monitor these investments closely for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which the Company currently expects to be able to sustain its operations in the absence of an additional capital raise by the Company as we do not have the cash reserves to hold these auction rate securities until the market recovers nor can we hold these securities until their contractual maturity dates.

Other Income (Expense)

Other income for the three months ended March 31, 2008 consists of amounts realized in connection with the disposal of SOLX  in excess of the amounts recorded in fiscal 2007.

Other income for the three months ended March 31, 2007 consists of foreign exchange gain of $15,873 due to exchange rate fluctuations on the Company’s foreign currency transactions. Other expense was $381 for the three months ended March 31, 2007 and consists of miscellaneous tax expense of $5,713 offset in part by a foreign exchange gain of $5,332 during the period.

Interest Expense

On February 19, 2008, the Company announced that it has secured a bridge loan in an aggregate principal amount of $3,000,000 (less transaction costs of approximately $180,000) from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The Company has pledged its shares of the capital stock of OcuSense as collateral for the loan. Interest expense for the three months ended March 31, 2008 of $40,438 is due to the lenders.

On November 30, 2006, the Company announced that Mr. Elias Vamvakas, the Chairman, Chief Executive Officer and Secretary of the Company, had agreed to provide the Company with a standby commitment to purchase convertible debentures of the Company (“Convertible Debentures”) in an aggregate maximum amount of $8,000,000 (the “Total Commitment Amount”).  On February 6, 2007, the Total Commitment Amount was reduced to zero, thus effectively terminating Mr. Vamvakas’ standby commitment. No portion of the standby commitment was ever drawn down by the Company, and the Company recognized as interest expense a total of $16,685 in commitment fees during the three months ended March 31, 2007.

Finance Costs

Finance costs reflect the $41,000 amortization of the $180,000  paid to secure the February 19, 2008 bridge financing.

Minority Interest

Minority interest is from our acquisition of 50.1% of the capital stock of OcuSense, on a fully diluted basis, on November 30, 2006. The results of OcuSense’s operations have been included in our consolidated financial statements since that date. Income from minority interest of nil and $554,848 for the three months ended March 31, 2008 and 2007, respectively, relates to the loss reported by OcuSense in which the Company has a shared interest with minority stockholders.

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

The sale transaction described above established fair values for certain of the Company’s acquisition-related intangible assets and goodwill. Accordingly, the Company performed an impairment test of these assets at December 1, 2007. Based on this analysis, during the year ended December 31, 2007, the Company recognized a non-cash goodwill impairment charge of $14,446,977 and an impairment charge of $22,286,383 to record its acquisition-related intangible assets at their fair value as of December 31, 2007. As at March 31, 2008 and December 31, 2007, the value of both of these assets associated with SOLX was nil and nil, respectively.

The Company’s results of operations related to discontinued operations for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008	2007
	$	$

Revenue	―	39,625
Cost of goods sold
Cost of goods sold	―	55,508
Royalty costs	―	8,734
Total cost of goods sold	―	64,242
		(24,617)
Operating expenses
General and administrative	―	1,041,878
Clinical and regulatory	―	628,098
Sales and marketing	―	280,250
	―	1,950,226
	―	(1,974,843)
Other income (expenses)
Interest income
Interest and accretion expense	―	(204,896)
Other	―	(28)
	―	(204,924)
Loss from discontinued operations before income taxes	―	(2,179,767)
Recovery of income taxes	―	898,025
Loss from discontinued operations	―	(1,281,742)

Recovery of income taxes

	Three months ended March 31,
	2008	2007
	$	$
Recovery of income taxes from continuing operations	—	1,981,325
Recovery of income taxes from discontinued operations	—	898,025
Recovery of income taxes	—	2,879,350

In the three months ended March 31, 2007, the Company reported a recovery of income taxes of $2,879,350 related to the amortization of deferred tax liabilities, which were recorded based on the difference between the fair value of intangible assets acquired and their tax basis, and to the recognition of tax losses in the three months ended March 31, 2007. In addition, $2,368,156 reflects a deferred tax recovery amount associated with the recognition of a deferred tax asset from the availability of fiscal 2007 first quarter net operating losses in the United States which may be utilized to reduced taxes in the future.

In 2008, no additional deferred tax benefits were realized in the accounts.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands)

	March 31	December 31
	2008	2007	Change

Cash and cash equivalents	$2,330	$2,236	$94
Short-term investments	—	—	—
Total cash and cash equivalents and short-term investments	$2,330	$2,236	$94

Percentage of total assets	20.7%	22.4%	(1.7%)
Working capital (deficiency)	$(3,347)	$(997)	$(2,350)

In December 2004, the Company raised $67,200,000 of gross cash proceeds (less issuance costs of $7,858,789) in an initial public offering of shares of its common stock. Immediately prior to the offering, the primary source of the Company’s liquidity was cash raised through the issuance of debentures.

On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 (less issuance costs of  $871,215) in a private placement of shares of its common stock and warrants.

On February 19, 2008, we announced that the Company secured a bridge loan in an aggregate principal amount of $3,000,000 (less transaction costs of $180,000) from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The repayment of the loan is secured by a pledge by the Company of its shares of the capital stock of OcuSense.

On May 5, 2008 we announced that the Company secured an additional bridge loan in an aggregate principal amount of $300,000 (transaction costs of approximately $18,000) from a number of private parties. The terms of the additional bridge loan are substantially the same as those of the $3,000,000 bridge loan announced February 19, 2008.

To the first quarter of 2008, cash has been primarily utilized to finance increased infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1, LEARN and RHEO-AMD trials and other clinical trials and to acquire SOLX and OcuSense in line with our diversification strategy. With the suspension of the Company’s RHEO™ System clinical trial development program, and the consequent winding-down of the RHEO-AMD study, and the Company’s disposition of SOLX, we expect that, in the future, we will use our cash resources to complete the product development of OcuSense’s TearLab™ test for DED and to conduct the clinical trials that will be required for the TearLab™ test for DED.

Currently, we anticipate that the net proceeds of the bridge loans, together with the Company’s other cash and cash-equivalents, will be sufficient to sustain the Company’s operations only until approximately the middle of July 2008.

As at March 31, 2008 and December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of  3.94% per annum.  Contractual maturities for these auction rate securities range from 33 to 39 years, with an average interest reset date of approximately 46 days. Historically, the carrying value of auction rate securities approximated their fair value due to the frequent resetting of interest rates. However, as a result of market conditions associated with the liquidity issues experienced in the global credit and capital markets, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.

Due to the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of March 31, 2008 and December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $536,264, which represents a decline of $1,363,736 in the carrying value of these auction rate securities. We estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security.  This estimated fair value could change significantly based on future market conditions.

We determined the reduction in the value of these auction rate securities to be an other-than-temporary reduction in value. Accordingly, the impairment associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2007 and $327,486 has been included as an impairment of investments in our consolidated statement of operations for the three months ended March 31, 2008. Our conclusion for the other-than-temporary impairment is based on the Company’s current liquidity position. Although we continue to receive interest earned on these securities, we do not know at the present time when we will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as at March 31, 2008 and December 31, 2007. Management will continue to monitor these investments closely for future indications of further impairment. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in the remainder of fiscal 2008.

The illiquidity of these investments may have an adverse impact on the length of time during which we currently expect to be able to sustain our operations in the absence of an additional capital raise by the Company as we do not have the cash reserves to hold these auction rate securities until the market recovers nor can we hold these securities until their contractual maturity dates.

Changes in Cash Flows

	Three Months Ended March 31,
	2008	2007	Change
	$		$

Cash used in operating activities	(2,682,924)	(4,689,570)	2,006,646
Cash used in investing activities	(43,190)	(5,127,743)	5,084,553
Cash provided by financing activities	2,820,000	9,343,014	(6,523,014)
Net (decrease) increase in cash and cash equivalents period	93,886	(474,299)	568,185

Cash Used in Operating Activities

Net cash used to fund our operating activities during the three months ended March 31, 2008 was $2,682,924.  Net loss during the three-month period was $2,943,500. The non-cash charges which comprise a portion of the net loss during that period the amortization of intangible assets of $161,475, fixed assets of $17,638, and impairment of investments of $327,486. Additional non-cash charges consist of $83,876 in stock-based compensation charges.

The net change in non-cash working capital balances related to operations for the three months ended March 31, 2008 and 2007 consists of the following:

	Three months ended March 31,
	2008	2007
	$	$

Amounts receivable (increase) decrease	212,721	(166,806)
Inventory (increase) decrease	(41,213)	12,752
Prepaid expenses (increase) decrease	35,825	9,642
Deposit (increase) decrease	(2,892)	—
Other current assets (increase) decrease	—	(10,600)
Accounts payable (decrease) increase	(828,795)	43,365
Accrued liabilities (decrease) increase	59,945	252,626
Deferred revenue (decrease) increase	106,700	—
Due to stockholders (decrease) increase	41,238	(48,629)
Short term liabilities (decrease) increase	40,438	—
	(376,033)	92,350

•	Amounts receivable decrease is due to receipts for matters related to the sale of SOLX Inc..
•	Increase in inventory reflects the acquisition of tears samples and lab cards consumed in ongoing clinical tests.
•	Decrease in prepaid expenses is primarily due to the decline in prepaid insurance which has resulted from a decline in insurance costs attributable to discontinued activities.
•	Accounts payable decreased due primarily to payment for clinical test services which were substantially stopped in the fourth quarter of 2007 and funded in the first quarter of 2008.
•	Accrued liabilities increased primarily to the receipt of a $250,000 advance to be utilized to offset the cost of certain OcuSense TearLab tests
•	Increase in deferred revenue reflects $14,300 received from a customer for the eventual proceeds on sale of consignment inventory and $92,400 received as an advance payment for products.
•	Increase in amounts due to stockholders is attributable to an increase of $12,500 in the amount due to Hans Stock and the receipt of $25,000 due from a minority shareholder of OcuSense.
•	Increase in short term liabilities reflects interest accrued on the bridge financing.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 was $43,190. Cash used in investing activities during the period consists of $9,317 used to acquire fixed assets and $33,873 used to protect and maintain patents and trademarks.

Net cash used in investing activities for the three months ended March 31, 2007 was $5,127,743 and resulted from the purchase of short-term investments of $5,025,000. Cash used in investing activities during the three months ended March 31, 2007 also included $71,189 used to acquire fixed assets and $31,554 used to protect and maintain patents and trademarks.

Cash Provided by Financing Activities

On February 19, 2008, the Company announced that it has secured a bridge loan in an aggregate principal amount of $3,000,000 (less transaction costs of $180,000) from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The Company has pledged its shares of the capital stock of OcuSense as collateral for the loan.

Net cash provided by financing activities for the three months ended March 31, 2007 was $9,343,014 and is made up of gross proceeds received in the amount of $10,016,000 from the private placement of shares of the Company’s common stock and warrants less issuance costs of $672,986.

Financial Condition

Management believes that the existing cash and cash equivalents and short-term investments, together with the net proceeds of the bridge loans, will be sufficient to fund the Company’s anticipated level of operations and other demands and commitments until approximately the middle of July 2008.

As at December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 3.94% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at future dates with an average maturity of 46 days.  Based on discussions with the Company’s advisors and the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of March 31, 2008 and December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $536,264 as at March 31, 2008 and $863,750 as at December 31, 2007.

We consider this to be an other-than-temporary reduction in the value, accordingly, the impairment associated with these auction rate securities of $1,036,250 for the the ended December 31, 2008 and $327,486 for the three months ended March 31, 2008 (totaling $1,363,736) has been included as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2007 and March 31, 2008 respectively.

Although we continue to receive interest earned on these securities, we do not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007 and March 31, 2008. Management will continue to monitor these investments closely for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which we currently expect to be able to sustain its operations in the absence of an additional capital raise by the Company as we do not have the cash reserves to hold these auction rate securities until the market recovers nor can we hold these securities until their contractual maturity dates.

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

•	OcuSense’s ability to obtain 510(k) approval and a CLIA waiver from the FDA for the TearLab™ test for DED and the timing of such approval, if any;
•	whether government and third-party payers agree to reimburse treatments using the TearLab™ test for DED;
•	the costs and timing of building the infrastructure to market and sell the TearLab™ test for DED;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments; and
•	the outcome of the Company’s appeal to a NASDAQ listings qualifications hearing panel regarding the NASDAQ’s staff’s determination to delist the Company’s common stock.

With the suspension of the Company’s RHEO™ System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company’s disposition of SOLX, the Company’s major asset is its 50.1% ownership stake, on a fully diluted basis, in OcuSense. Accordingly, unless we acquire other businesses (which, in light of the Company’s financial condition, is unlikely to occur), our ability to generate any revenues will be dependent almost entirely upon the success of OcuSense.

If the Company is successful in completing the merger transaction announced on April 22, 2008 in which the Company will acquire the minority ownership interest and OcuSense will be come a wholly-owned subsidiary of the Company, the dependency on the success of OcuSense will be increased

We cannot begin commercialization of the TearLab™ test for DED in the United States until we receive FDA approval. At this time, we do not know when we can expect to begin to generate revenues from the TearLab™ test for DED in the United States.

We will need additional capital in the future, and our prospects for obtaining it are uncertain. On October 9, 2007, we announced that the Board had authorized management and the Company’s advisors to explore the full range of strategic alternatives available to enhance shareholder value, including, but not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of the Company. For some time prior to the October 9, 2007 announcement, the Company had been seeking to raise additional capital, with the objective of securing funding sufficient to sustain its operations as it had been clear that, unless we were able to raise additional capital, the Company would not have had sufficient cash to support its operations beyond early 2008. The Company has secured a bridge loan in an aggregate principal amount of $3,000,000 from a number of private parties on February 19, 2008 and an additional bridge loan of $300,000 secured on May 5, 2008. Management believes that these net proceeds, together with the Company’s existing cash and cash-equivalents, will be sufficient to cover its operating activities and other demands only until approximately the middle of July 2008.

If the Company is successful in completing a private placement of up to U.S.$6,500,000 of common stock as announced on April 22, 2008, management believes that it will have sufficient funds to meet its operating activities and other demands until approximately the end of June 2009.

Additional capital may not be available on terms favorable to us, or at all. In addition, future financings could result in significant dilution of existing stockholders. However, unless we succeed in raising additional capital, we will be unable to continue our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

 In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December of 2007, FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company adopted SFAS No. 157 on January 1, 2008, which had no effect on the Company’s consolidated financial statements. Refer to Note 8, “Fair value measurements” for additional information related to the adoption of SFAS No. 157.

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

Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning on or after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The adoption of SFAS No. 159 has not had a material impact on the Company’s results of operations and financial position.

On June 14, 2007, FASB ratified EITF 07-3, "Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities". EITF 07-3 requires that all non-refundable advance payments for R&D activities that will be used in future periods be capitalized until used. In addition, the deferred research and development costs need to be assessed for recoverability. EITF 07-3 is applicable for fiscal years beginning after December 15, 2007 and is to be applied prospectively without the option of early application. The adoption of  EITF 07-3  has not had a material impact on the Company’s results of operations and financial position.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133”. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact, if any, on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency fluctuation and exchange risk

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

As at March 31, 2008 and December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 3.940% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at future dates with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of March 31, 2008 and December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $536,264. We consider this to be an other-than-temporary reduction in the fair value of these auction rate securities. Accordingly, the loss associated with these auction rate securities of $327,486 for the three months ended March 31, 2008 has been included as an impairment of investments in our consolidated statement of operations for the three months ended March 31, 2007.  The auction rate securities were liquid as at March 31, 2007. As a result, the loss associated with these auction rate securities for the three months ended March 31, 2007 was nil.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time reports specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our principal executive officer (the “CEO”) and our principal financial officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their desired objectives. As of the end of the three-month period ended March 31, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out by the CEO and the CFO. Based on their evaluation, the CEO and the CFO have concluded that, as of the end of that fiscal period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control over Financial Reporting. During the three-month period ended March 31, 2008, the Company has undergone significant changes at the Corporate level which included the termination / resignation of executives and finance individuals.  However, given the limited scope of the Company's operations, our existing employees, combined with the services of consultants, the Company still has appropriate design and operating effectiveness of internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There has not been any default upon our senior securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index to Exhibits

10.1
Agreement and Plan of Merger and Reorganization, dated April 22, 2008, by and among the Registrant, OcuSense Acquireco, Inc. and OcuSense, Inc. (Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.)

10.2
Amending Agreement, dated as of May 5, 2008, by and among the Registrant, the lenders listed on the Schedule of New Lenders attached there to as Exhibit A, the lenders listed the Schedule of Required Lenders attached thereto as Exhibit B and Marchant Securities Inc., amending the Loan Agreement, dated as of February 19, 2008, by and among the Registrant, the Lenders named therein and Marchant Securities Inc. and the Share Pledge Agreement, dated as of February 19, 2008, by the Registrant in favor of Marchant Securities Inc., as collateral agent.

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