Form 10-K/A
period 2007-12-31
OccuLogix, Inc.
filed 2008-07-21
CIK 1299139

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 13, 2008, there were 57,306,145 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant to be held on June 20, 2008 are incorporated by reference into Part III of this Form 10-K/A.

The Registrant makes available free of charge on or through its website (http://www.occulogix.com) its Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The material is made available through the Registrant’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission, or SEC. All of the Registrant’s filings may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549. Information on the hours of operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports and proxy and information statements of issuers that file electronically.

EXPLANATORY NOTE

OccuLogix, Inc. (“OccuLogix”, the “Company”, “we”, “us” or “our”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A (this “Amended Report”) for its fiscal year ended December 1, 2007, originally filed with the U.S. Securities and Exchange Commission, (“SEC”), on March 17, 2008 (the “Original Filing”), to amend and restate its consolidated balance sheets as of December 31, 2007 and 2006 and related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2007 and 2006.  In addition, the Company is restating Item 6, “Selected Financial Data” for the fiscal years ended December 31, 2007 and 2006 as well as its “Selected Quarterly Financial Data (Unaudited)” in Item 8 which is included in the audited consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.   In connection with the restatements, we re-evaluated the effectiveness of the Company’s controls and procedures and, accordingly, include revised disclosure in this Amended Report under Part II, Item 9A, “Controls and Procedures.”

Since the date of acquisition of our majority ownership interest in OcuSense, Inc. ("OcuSense") through the purchase of 1,754,589 shares of OcuSense's Series A Preferred Stock, the Company has consolidated OcuSense on the basis of a voting control model. On June 18, 2008, the Audit Committee of our Board of Directors concluded that the voting control model method of consolidation was incorrect. After much consideration, the Company has determined that, as a result of a voting agreement between OccuLogix and certain founding stockholders of OcuSense, OccuLogix shares control of OcuSense's board with those founding stockholders of OcuSense and thus is not able to exercise voting control in accordance with US generally accepted accounting principles ("U.S. GAAP"). Although OccuLogix could gain exclusive control of OcuSense's board by converting its preferred shares, the Company is not aware of any authoritative guidance under U.S. GAAP which would permit it to consider this fact in assessing whether the Company exercises voting control over OcuSense within the meaning of U.S. GAAP.

In addition, the Company has determined that OcuSense is a Variable Interest Entity (“VIE”) in accordance with FIN 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), and that OccuLogix is the primary beneficiary. Since November 30, 2006, the Company has contributed virtually all of OcuSense's funding with the common stockholders having made only nominal equity contributions since that date. Based primarily on qualitative considerations, the Company believes that it is the primary beneficiary of OcuSense and should consolidate OcuSense using the variable interest model.

The Company has noted that the initial measurement of assets, liabilities and non-controlling interests under FIN 46(R) differs from that which is required under FAS 141 “Business Combinations”.  In particular, under paragraph 18 of FIN 46(R), assets, liabilities and non-controlling interest shall be measured at their fair value.  Because the Company previously recorded non-controlling interest at historical carrying values, consolidation under FIN 46(R) has resulted in material revisions to the amounts previously reported in the consolidated financial statements.  The restatement corrects intangible assets, minority interest, deferred tax liability, amortization expense, income tax recovery and accumulated deficit for the periods affected.

Except as discussed above, we have not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the restatement, in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing on March 17, 2008. References to this Amended Report herein shall refer to the Annual Report on Form 10-K originally filed on March 17, 2008 and the Annual Report on Form 10-K/A - Amendment No.1 thereto filed on April 29, 2008 all as amended by this Amended Report.  The following items have been amended as a result of the restatement:

•	Part I - Item 1 – Business (as to “Forward Looking Statements” and “Available Information”);
•	Part II - Item 6 - Selected Financial Data;
•	Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II - Item 8 - Financial Statements and Supplementary Data;
•	Part II - Item 9A - Controls and Procedures; and
•	Part IV - Item 15 - Exhibits and Financial Statement Schedules.

We have not amended and, we do not intend to amend, any of the Company’s other previously filed Annual Reports.  We will to amend the Company’s Quarterly Report on Form 10-Q for the quarter  ended March 31, 2008, originally filed on  May 12, 2008.  We have not amended, and we do not intend to amend, any of the Company’s other Quarterly Reports.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A - amendment No.2 contains forward-looking statements relating to future events and the Company’s future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements.

Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Information regarding market and industry statistics contained in this Annual Report on Form 10-K/A is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources and cannot assure you of the accuracy of the market and industry data we have included.

Unless the context indicates or requires otherwise, in this Annual Report on Form 10-K/A, references to the “Company” shall mean OccuLogix, Inc. and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “C$” shall mean Canadian dollars.

ITEM 1.	BUSINESS.

Overview

We are an ophthalmic therapeutic company founded to commercialize innovative treatments for age-related eye diseases. Until recently, the Company operated two business divisions, being Retina and Glaucoma.

Retina Division

Until recently, the Company's Retina division was in the business of developing and commercializing a treatment for dry age-related macular degeneration, or Dry AMD. Age-related macular degeneration, or AMD, is the leading cause of late onset visual impairment and legal blindness in people over the age of 50 in the United States and other Western industrialized societies.

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

However, on November 1, 2007, the Company announced the indefinite suspension of its RHEO™ System clinical development program. This decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company's portfolio and in light of the Company's financial position. Between January 29, 2007 and November 1, 2007, the Company had prepared the RHEO-AMD protocol and had been putting into place all of the resources required for the conduct for the RHEO-AMD study, including the securing of clinical trial site commitments. The Company is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future. Subsequent to our  fiscal 2007 year-end, as of February 25, 2008, we have terminated our relationship with Asahi Kasei Kuraray Medical Co., Ltd. (formerly Asahi Kasei Medical Co., Ltd.), or Asahi Medical. Asahi Medical manufactures, and supplied us with, the Rheofilter filter and the Plasmaflo filter, both of which are key components of the RHEO™ System. We also are engaged in discussions with Diamed Medizintechnik GmbH, or Diamed, and MeSys GmbH, or MeSys, regarding the termination of our relationship with each of them.  Diamed is the designer, and MeSys is the manufacturer, of the OctoNova pump, another key component of the RHEO™ System.

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

OcuSense, Inc.

As part of its accelerated diversification plans, on November 30, 2006, OccuLogix acquired 50.1% of the capital stock, on a fully diluted basis, 57.62% on an issued and outstanding basis, of OcuSense, Inc., or OcuSense, a San Diego-based company that is in the process of developing technologies that will enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers using nanoliters of tear film.

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

OccuLogix acquired its 50.1% ownership stake, on a fully diluted basis, 57.62% on an issued and outstanding basis, in OcuSense for an aggregate purchase price of up to $8,000,000. Pursuant to the Series A Preferred Stock Purchase Agreement, dated as of November 30, 2006, by and among OcuSense and the Company (which agreement was amended subsequently on October 29, 2007), or the OcuSense Stock Purchase Agreement, the Company purchased 1,754,589 shares of OcuSense’s Series A Preferred Stock, par value $0.001 per share. The Company paid $2,000,000 of the purchase price on the closing of the purchase and made another $2,000,000 payment on January 3, 2007. A third $2,000,000 payment was made in June 2007 upon the attainment by OcuSense of the first of two pre-defined milestones, and the last $2,000,000 installment of the purchase price will become due and payable upon the attainment by OcuSense of the second of these two pre-defined milestones, being the successful production and testing of Beta Lab Cards for Osmolarity and the Beta Reader for Osmolarity, or the TearLab™ disposable and the TearLab™ reader, respectively. OcuSense attained this second milestone at the end of the first quarter of 2008.

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

Current Situation

With the suspension of the Company's RHEO™ System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company's disposition of SOLX, the Company no longer has any operating business. Its major asset is its 50.1% ownership stake, on a fully diluted basis, 57.62% on an issued and outstanding basis, in OcuSense.

On October 9, 2007, we announced that the Company's Board of Directors, or the Board, had authorized management and our advisors to explore the full range of strategic alternatives available to enhance stockholder value. These alternatives may include, but are not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of OccuLogix. In making the announcement, the Company stated that there can be no assurance that the exploration of strategic alternatives will result in a transaction. To date, we have not disclosed, nor do we intend to disclose, developments with respect to our exploration of strategic alternatives unless and until the Board, has approved a specific transaction.

For some time prior to the October 9, 2007 announcement, the Company had been seeking to raise additional capital, with the objective of securing funding sufficient to sustain its operations as it has been clear that, unless we were able to raise additional capital, the Company would not have had sufficient cash to support its operations beyond early 2008. The Board’s decisions to suspend the Company's RHEO™ System clinical development program and to dispose of SOLX were made and implemented in order to conserve as much cash as possible while the Company continues its capital-raising efforts.

On January 9, 2008, we announced the departure, or pending departure, of seven members of our executive team and, commencing on February 1, 2008, a 50% reduction in the salary of each of Elias Vamvakas, our Chairman and Chief Executive Officer, and Tom Reeves, our President and Chief Operating Officer. By January 31, 2008, a total of 12 non-executive employees of the Company left the Company's employment.

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

Under the terms of the loan agreement, the Company has two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan. Under the first pre-payment option, the Company may repay the loan in full by paying the lenders, in cash, the amount of outstanding principal and accrued interest and issuing to the lenders five-year warrants in an aggregate amount equal to approximately 19.9% of the issued and outstanding shares of the Company's common stock (but not to exceed 20% of the issued and outstanding shares of the Company's common stock). The warrants would be exercisable into shares of the Company's common stock at an exercise price of $0.10 per share and would not become exercisable until the 180th day following their issuance. Under the second pre-payment option, provided that the Company has closed a private placement of shares of its common stock for aggregate gross proceeds of at least $4,000,000, the Company may repay the loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors. Any exercise by the Company of the second pre-payment option would be subject to stockholder and regulatory approval.

Currently, we anticipate that the net proceeds of the loan, together with the Company's other cash and cash-equivalents, will be sufficient to sustain the Company's operations only until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008).

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

Prior to the Company's acquisition of SOLX, Doug P. Adams served as the President and Chief Executive Officer of SOLX and was a significant stockholder of SOLX. Between September 1, 2006, the closing date of the acquisition, and December 19, 2007, the closing date of OccuLogix’s sale of SOLX to Solx Acquisition, Mr. Adams served as an executive officer of the OccuLogix. OccuLogix paid Mr. Adams a total of $1,615,930 and issued to him 1,309,329 shares of our common stock in consideration of his proportionate share of the purchase price of SOLX. Until the assumption, on December 19, 2007, by Solx Acquisition of OccuLogix’s obligation to pay $5,000,000 to the former stockholders of SOLX on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX, Mr. Adams was owed $1,024,263 by OccuLogix in consideration of his proportionate share of the outstanding balance of the purchase price of SOLX.

In addition, in connection with the Company's acquisition of SOLX, OccuLogix paid Peter M. Adams, Doug P. Adams’ brother, a total of $371,095 and issued to him and his spouse an aggregate of 300,452 shares of our common stock in consideration of his proportionate share of the purchase price of SOLX. Until the assumption, on December 19, 2007, by Solx Acquisition of OccuLogix’s obligation to pay $5,000,000 to the former stockholders of SOLX on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX, OccuLogix owed Mr. Adams $236,917 in consideration of his proportionate share of the outstanding balance of the purchase price of SOLX.

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

Employees

On December 31, 2007, we had 24 full-time employees. Of our full-time workforce at that time, 12 employees were engaged in clinical trial activities and 12 were engaged in business development, finance and administration. With the suspension of the Company's RHEO System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company's disposition of SOLX, the Company has reduced its workforce considerably. At the present time, we have 7 full-time employees. However, we continue to retain outside consultants, some of whom are our former employees. None of our employees are covered by collective bargaining arrangements, and our management considers its relationship with our employees to be good.

We continue to rely on the resources of one of our major stockholders, TLC Vision, to provide us with infrastructure support.

Risk Factors

Risks Relating to Our Business

Our financial condition and history of losses have caused our auditors to express doubt as to whether we will be able to continue as a going concern.

We have prepared our consolidated financial statements on the basis that we will continue as a going concern. However, the Company has sustained substantial losses for each of the years ended December 31, 2007, 2006 and 2005. The Company's working capital deficiency at December 31, 2007 is $996,862, which represents a $14,535,888 reduction in its working capital of $13,539,026 at December 31, 2006. As a result of our history of losses and current financial condition, there is substantial doubt about the Company's ability to continue as a going concern.

The Company realized gross proceeds of $10,016,000 (less transaction costs of $871,215) on February 6, 2007 from the private placement of shares of its common stock and warrants. Management believed that these proceeds, together with the Company's then existing cash, would be only sufficient to cover its operating activity and other demands until early 2008. On February 19, 2008, the Company secured a bridge loan in an aggregate principal amount of $3,000,000 from a number of private parties and, taking into account transactions costs of approximately $200,000, realized net proceeds of approximately $2,800,000. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The repayment of the loan is secured by a pledge by OccuLogix of its shares of the capital stock of OcuSense. Management believes that these net proceeds, together with our existing cash and cash-equivalents, will be sufficient to cover its operating activities and other demands only until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008).

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

We have incurred losses in each year since our inception in 1996. Our net loss for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003 was $69.8 million, $82.2 million, $162.8 million, $21.8 million and $2.5 million, respectively. The losses in 2007, 2006 and 2005 include a charge for impairment of goodwill of $14.4 million, $65.9 million and $147.5 million, respectively. As of December 31, 2007, we had an accumulated deficit of $358.3 million. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We remain indebted to OcuSense in an aggregate amount of $2 million for the outstanding portion of the purchase price of the capital stock of OcuSense that we acquired on November 30, 2006. Currently, we anticipate that that amount will become due and payable during the first half of 2008. Furthermore, we are legally committed to make an additional equity investment of $3 million upon receipt, if any, from the FDA of a 510(k) clearance for the TearLab™ test for DED and another additional equity investment of $3 million upon receipt, if any, from the FDA of a CLIA waiver for the TearLab™ test for DED. Because of the numerous risks and uncertainties facing us, we are unable to predict the extent of any future losses or when we will become profitable, if ever, or even if we will be able to continue as a going concern.

We may not be able to raise the capital necessary to fund our operations.

Since inception, we have funded our operations through early private placements of our equity and debt securities, early stage revenues, a successful initial public offering, or IPO, a private placement of shares of our common stock and warrants on February 6, 2007 and, most recently, on February 19, 2008, a bridge loan. Prior to the IPO, our cash resources were limited. We will need additional capital in the future, and our prospects for obtaining it are uncertain. On October 9, 2007, we announced that the Board had authorized management and our advisors to explore the full range of strategic alternatives available to enhance shareholder value, including, but not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of the Company. For some time prior to the October 9, 2007 announcement, the Company had been seeking to raise additional capital, with the objective of securing funding sufficient to sustain its operations as it had been clear that, unless we were able to raise additional capital, the Company would not have had sufficient cash to support its operations beyond early 2008. Although the Company secured a bridge loan in an aggregate principal amount of $3,000,000 from a number of private parties on February 19, 2008, management believes that these net proceeds, together with our existing cash and cash-equivalents, will be sufficient to cover its operating activities and other demands only until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008). Additional capital may not be available on terms favorable to us, or at all. In addition, future financings could result in significant dilution of existing stockholders. However, unless we succeed in raising additional capital, we will be unable to continue our operations. See “Risk Factors—Risks Relating to Our Business—Our financial condition and history of losses have caused our auditors to express doubt as to whether we will be able to continue as a going concern.”

We no longer operate any business.

With the suspension of the Company's RHEO™ System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company's disposition of SOLX, the Company no longer has any operating business. Its major asset is its 50.1% ownership stake, on a fully diluted basis, 57.62% on an issued and outstanding basis, in OcuSense. Accordingly, unless we acquire other businesses (which, in light of the Company's financial condition, is unlikely to occur), our ability to generate any revenues will be dependent almost entirely upon the success of OcuSense.

The Company's major asset is encumbered.

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

Under the terms of the loan agreement pursuant to which the Company secured a bridge loan, in the aggregate principal amount of $3,000,000, on February 19, 2008 from a number of private parties, the Company has two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan. Under the first pre-payment option, the Company may repay the loan in full by paying the lenders, in cash, the amount of outstanding principal and accrued interest and issuing to the lenders five-year warrants in an aggregate amount equal to approximately 19.9% of the issued and outstanding shares of the Company's common stock (but not to exceed 20% of the issued and outstanding shares of the Company's common stock). The warrants would be exercisable into shares of the Company's common stock at an exercise price of $0.10 per share and would not become exercisable until the 180th day following their issuance. Under the second pre-payment option, provided that the Company has closed a private placement of shares of its common stock for aggregate gross proceeds of at least $4,000,000, the Company may repay the loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors. An exercise by the Company of either pre-payment option will result in significant dilution of the holdings of existing stockholders. Any exercise by the Company of the second pre-payment option would be subject to stockholder and regulatory approval.

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

On September 18, 2007, OccuLogix received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, for the previous 30 consecutive business days, the bid price of the Company's common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(e)(5), or the Minimum Bid Price Rule. Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company was provided 180 calendar days, or until March 17, 2008, to regain compliance. The Nasdaq letter stated that, if, at any time before March 17, 2008, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that it has achieved compliance with the Minimum Bid Price Rule. The Nasdaq letter also stated that, if the Company does not regain compliance with the Minimum Bid Price Rule by March 17, 2008, Nasdaq staff will provide written notification that the Company's securities will be delisted, at which time the Company may appeal the Nasdaq staff’s determination to delist its securities to a Nasdaq Listing Qualifications Panel.

On February 1, 2008, OccuLogix received a letter from Nasdaq indicating that, for the previous 30 consecutive trading days, the Company's common stock did not maintain a minimum market value of publicly held shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2), or the MVPHS Rule. Therefore, in accordance with Marketplace Rule 4450(e)(1), the Company was provided 90 calendar days, or until May 1, 2008, to regain compliance. The Nasdaq letter stated that, if at any time before May 1, 2008, the minimum market value of publicly held shares of the Company's common stock is $5,000,000 or greater for a minimum of ten consecutive trading days, Nasdaq staff will provide written notification that the Company complies with the MVPHS Rule. The Nasdaq letter also stated that, if the Company does not regain compliance with the MVPHS Rule by May 1, 2008, Nasdaq staff will provide written notification that the Company's securities will be delisted, at which time the Company may appeal the Nasdaq staff’s determination to delist its securities to a Nasdaq Listing Qualifications Panel.

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

No matter was submitted during the fourth quarter of the Company's 2007 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

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

	Common Stock Prices
	Fiscal 2007				Fiscal 2006
	High		Low		High		Low
NASDAQ

First Quarter		$1.98		$1.48		$12.85		$3.25
Second Quarter		1.68		0.76		3.70		1.86
Third Quarter		1.20		0.57		2.90		1.56
Fourth Quarter		0.62		0.08		2.68		1.55

TSX

First Quarter	C$	2.35	C$	1.75	C$	14.99	C$	3.76
Second Quarter		1.82		0.90		4.33		2.12
Third Quarter		1.25		0.57		3.00		1.69
Fourth Quarter		0.57		0.07		3.00		1.80

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

The following tables set forth our selected historical consolidated financial data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 which have been derived from our consolidated financial statements included elsewhere in this Amended Report and our consolidated financial statements included on Form S-1 for the years ended December 31, 2003. The following tables should be read in conjunction with our financial statements, the related notes thereto and the information contained in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2003	2004	2005(ii)	2006(i)(ii)	2007
				Restated	Restated
	(in thousands except per share amounts)
Consolidated Statements of Operations Data:
Revenue
Revenue from related parties	$390	$732	$81	$—	$—
Revenue from unrelated parties	—	238	1,759	174	92
Total revenue	390	970	1,840	174	92
Cost of goods sold
Cost of goods sold to related parties	373	689	43	—	—
Cost of goods sold to unrelated parties	—	134	3,251	3,429	2,298
Royalty costs	109	135	100	100	100
Gross margin (loss)	(92)	12	(1,554)	(3,355)	(2,306)
Operating expenses
General and administrative	1,565	17,530	8,670	8,476	8,104
Clinical and regulatory	731	3,995	5,168	4,922	8,675
Sales and marketing	—	220	2,165	1,625	1,413
Impairment of goodwill	—	—	147,452	65,946	—
Impairment of intangible asset	—	—	—	—	20,923
Restructuring charges	—	—	—	820	1,313
	2,296	21,745	163,455	81,788	40,429
Other income (expense)	(82)	(110)	1,536	1,547	2,769
Loss from continuing operations before income taxes	(2,470)	(21,843)	(163,473)	(83,595)	(39,967)
Recovery of income taxes	—	24	643	2,916	5,566
Loss from continuing operations	(2,470)	(21,819)	(162,830)	(80,680)	(34,401)
Loss from discontinued operations	—	—	—	(1,542)	(35,429)
Net loss for the year	$(2,470)	$(21,819)	$(162,830)	$(82,222)	$(69,830)
Per Share Data:
Loss from continuing operations per share — basic and diluted	$(0.62)	$(2.96)	$(3.88)	$(1.79)	$(0.60)
Loss from discontinued operations per share — basic and diluted	—	—	—	(0.04)	(0.63)
Net loss per share — basic and diluted	$(0.62)	$(2.96)	$(3.88)	$(1.83)	$(1.23)
Weighted average number of shares used in per share calculations — basic and diluted	3,977	7,370	41,931	44,980	56,628

(i)	The comparative figures for the year ended December 31, 2006 have been reclassified to reflect the effect of discontinued operations.

(ii)
The comparative figures for the years ended December 31, 2006 and 2005 have been corrected to reflect the Company's accounting for stock options issued to non-employees that were subject to performance conditions.

	As at December 31,

	2003	2004	2005(ii)	2006(i)(ii)	2007
				Restated	Restated
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents of continuing operations	$1,237	$17,531	$9,600	$5,705	$2,236
Cash and cash equivalents of discontinued operations	—	—	—	36	—
Short-term investments	—	42,500	31,663	9,785	—
Working capital (deficiency) of continuing operations	(2,538)	58,073	44,415	13,407	(997)
Working capital (deficiency) of discontinued operations	—	—	—	132	—
Total assets of continuing operations	1,868	301,601	137,806	54,367	15,313
Total assets of discontinued operations	—	—	—	44,158	—
Long-term debt (including current portion due to stockholders)	3,694	517	158	152	33
Other long-term obligations (including amount classified as current portion of other liability)	―	―	―	6,421	—
Total liabilities of continuing operations	4,134	13,502	11,765	19,673	6,358
Total liabilities of discontinued operations	—	—	—	11,574
Minority interest	―	―	―	6,111	4,954
Common stock	5	42	42	51	57
Series A Convertible Preferred Stock	2	―	―	―	―
Series B Convertible Preferred Stock	1	―	―	―	―
Additional paid-in capital	23,915	336,064	336,836	354,176	362,232
Accumulated deficit	(26,188)	(48,007)	(210,837)	(293,059)	(358,289)
Total stockholders’ equity (deficiency)	(2,266)	288,098	126,041	61,167	4,000

(i)	The balance sheet as at December 31, 2006 has been reclassified to reflect the assets and liabilities of discontinued operations.

(ii)	The comparative figures as at December 31, 2006 and 2005 have been corrected to reflect the Company's accounting for stock options issued to non-employees that were subject to performance conditions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our restated consolidated financial statements and related notes, included in Item 8 of this Amended Report. Unless otherwise specified, all dollar amounts are U.S. dollars.

Overview

We are an ophthalmic therapeutic company founded to commercialize innovative treatments for age-related eye diseases. Until recently, the Company operated two business divisions, being Retina and Glaucoma. Until recently, the Company's Retina division was in the business of developing and commercializing a treatment for dry age-related macular degeneration, or Dry AMD. The Company's product for Dry AMD, the RHEO™ System contains a pump that circulates blood through two filters and is used to perform the Rheopheresis™ procedure, which is referred to under the Company's trade name RHEO™ Therapy. The Rheopheresis™ procedure is a blood filtration procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD, the most common form of the disease.

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

However, on November 1, 2007, the Company announced the indefinite suspension of its RHEO™ System clinical development program. This decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company's portfolio and in light of the Company's financial position. Between January 29, 2007 and November 1, 2007, the Company had prepared the RHEO-AMD protocol and had been putting into place all of the resources required for the conduct for the RHEO-AMD study, including the securing of clinical trial site commitments. The Company are in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future. Subsequent to our fiscal 2007 year-end, as of February 25, 2008, we have terminated our relationship with Asahi Kasei Kuraray Medical Co., Ltd. (formerly Asahi Kasei Medical Co., Ltd.), or Asahi Medical. Asahi Medical manufactures, and supplied us with, the Rheofilter filter and the Plasmaflo filter, both of which are key components of the RHEO™ System. We also are engaged in discussions with Diamed Medizintechnik GmbH, or Diamed, and MeSys GmbH, or MeSys, regarding the termination of our relationship with each of them.  Diamed is the designer, and MeSys is the manufacturer, of the OctoNova pump, another key component of the RHEO™ System.

As a result of the announcement on February 3, 2006, the per share price of our common stock as traded on the NASDAQ Global Market, or NASDAQ, decreased from $12.75 on February 2, 2006 to close at $4.10 on February 3, 2006. The 10-day average price of the stock immediately following the announcement was $3.65 and reflected a decrease in our market capitalization from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day average share price subsequent to the announcement. On June 12, 2006, we announced that the FDA will require us to perform an additional study of the RHEO™ System. In addition, on June 30, 2006, we announced that we had terminated negotiations with Sowood Capital Management LP (“Sowood”) in connection with a proposed private purchase of approximately $30,000,000 of zero-coupon convertible notes of the Company's. The per share price of our common stock decreased subsequent to the June 12, 2006 announcement and again after the June 30, 2006 announcement. Based on the result of the analysis of the data from MIRA-1 and the events that occurred during the second quarter of fiscal 2006, we concluded that there were sufficient indicators of impairment leading to an analysis of our intangible assets and goodwill and resulting in our reporting an impairment charge to goodwill of $65,945,686 and $147,451,758 in the second quarter of 2006 and in the fourth quarter of 2005, respectively.

We considered the Company's announcement of the indefinite suspension of our RHEO™ System clinical development program for Dry AMD to be a significant event which may affect the carrying value of our intangible assets. This led to an analysis of our intangible assets and resulted in our reporting an impairment charge to intangible assets of $20,923,028 during the third quarter of 2007. We also believe that we may not be able to sell or utilize the components of the RHEO™ System prior to their expiration dates or before the technologies become outdated, as the case may be. Accordingly, we set up a provision for obsolescence of $2,782,494 for treatment sets and OctoNova pumps that are unlikely to be utilized prior to their expiration dates, in the case of treatment sets, or before the technologies become outdated. In addition, we have recorded a reduction to the carrying values of (i) certain of our medical equipment used in the clinical trials of the RHEO™ System of $431,683 and (ii) certain of our patents and trademarks related to the RHEO™ System of $190,873. No other adjustments were made as a result of the November 1, 2007 announcement that impacts the financial results as of December 31, 2007.

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

In November 2006, we sold a total of 348 treatment sets to Veris for $73,776, including applicable taxes, payment for which was not received by us within the agreed credit period. The sale of these treatment sets was not recognized as revenue during the year ended December 31, 2006 as we believe that Veris would not be able to meet its financial obligations to us. In January 2007, we met with the management of Veris and agreed to forgive the outstanding amount receivable of $73,776 which was owing for the purchase of the 348 treatment sets delivered to Veris in November 2006. We also recognized an inventory loss of $60,987 during the year ended December 31, 2006, representing the cost of the 348 treatment sets shipped to Veris in November 2006.

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

In anticipation of the delay in the commercialization of the RHEO™ System in the United States as a result of the MIRA-1 study’s failure to meet its primary efficacy endpoint and the FDA’s requirement of us to conduct an additional study of the RHEO™ System, the Company accelerated our diversification plans and, on September 1, 2006, acquired Solx, Inc., or SOLX, for a total purchase price of $29,068,443 which included acquisition-related transaction costs of $851,279. SOLX is a Boston University Photonics Center-incubated company that has developed a system for the treatment of glaucoma, called the SOLX Glaucoma System. The SOLX Glaucoma Treatment System is a next-generation treatment platform designed to reduce intra-ocular pressure, or IOP, without a bleb, thus avoiding its related complications. The SOLX Glaucoma System consists of the SOLX 790 Laser, a titanium sapphire laser used in laser trabeculoplasty procedures, and the SOLX Gold Shunt, a 24-karat gold, ultra-thin drainage device designed to bridge the anterior chamber and the suprachoroidal space in the eye, using the pressure differential that exists naturally in the eye in order to reduce IOP.

On December 20, 2007, we announced the sale of SOLX to Solx Acquisition, Inc., or Solx Acquisition, a company wholly owned by Doug P. Adams, the founder of SOLX and who, until the closing of the sale, had been serving as an executive officer of the Company in the capacity of President & Founder, Glaucoma Division.  The results of operations of SOLX have been included in discontinued operations in the Company's consolidated statements of operations.

The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of:  (i) on December 19, 2007, the closing date of the sale, the assumption by Solx Acquisition of all of the liabilities of the Company, as they related to SOLX’s business, incurred on or after December 1, 2007, and OccuLogix’s obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by Solx Acquisition of all of the expenses that the Company had paid to the closing date, as they related to SOLX’s business during the period commencing on December 1, 2007; (iii) during the period commencing on the closing date and ending on the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 5% of the worldwide net sales of these products. In order to secure the obligation of Solx Acquisition to make these royalty payments, SOLX granted to OccuLogix a subordinated security interest in certain of its intellectual property. In connection with the sale of SOLX, those employees of the Company, whose roles and responsibilities related mainly to SOLX’s business, ceased to be our employees and became employees of Solx Acquisition or SOLX.

The sale transaction established fair values for the Company recorded goodwill and the Company shunt and laser technology and regulatory and other intangible assets that had been acquired by the Company upon its acquisition of SOLX on September 1, 2006. Accordingly, management was required to re-assess whether the carrying value of the Company shunt and laser technology and regulatory and other intangible assets was recoverable as of December 1, 2007. Based on management’s estimates of undiscounted cash flows associated with these intangible assets, we concluded that the carrying value of these intangible assets was not recoverable as of December 1, 2007. Accordingly, we recorded an impairment charge of $22,286,383 during the year ended December 31, 2007 to record the shunt and laser technology and regulatory and other intangible assets at their fair value as of December 31, 2007

Both the SOLX 790 Laser and the SOLX Gold Shunt are currently the subject of randomized, multi-center clinical trials, the purposes of which are to demonstrate equivalency to the argon laser, in the case of the SOLX 790 Laser, and to the Ahmed Glaucoma Valve manufactured by the New World Medical, Inc., in the case of the SOLX Gold Shunt. The results of these clinical trials will be used in support of applications to the FDA for a 510(k) clearance for each of the SOLX 790 Laser and the SOLX Gold Shunt, the receipt of which, if any, will enable the marketing and sale of these products in the United States.

As part of our diversification plan, on November 30, 2006, we acquired 50.1% of the capital stock of OcuSense, Inc., or OcuSense, measured on a fully diluted basis, 57.62% on an issued and outstanding basis, for a total purchase price of $4,171,098 which includes acquisition-related transaction costs of $171,098. We agreed to make additional payments totaling $4,000,000 upon the attainment of two pre-defined milestones by OcuSense prior to May 1, 2009. In June 2007, we paid OcuSense a total of $2,000,000 upon the attainment of the first of the two pre-defined milestones.

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

OcuSense is a variable interest entity in accordance with FIN 46(R) and OccuLogix is the primary beneficiary. Under FIN 46(R), assets, liabilities and non-controlling interest shall be measured at their fair value at the time of acquisition.

Assets acquired and liabilities assumed consisted solely of working capital and of a technology intangible asset relating to patents owned by OcuSense.  Before consideration of deferred tax, the fair value of the assets acquired was greater than the fair value of the liabilities assumed and the non-controlling interest.  Because OcuSense does not comprise a business, as defined in EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, we  applied the simultaneous equation method as per EITF 98-11 “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”, and adjusted the assigned value of the non-monetary assets acquired (consisting solely of the technology asset) to include the deferred tax liability.

The fair values of OcuSense’s  assets, liabilities and minority interest, at the date of acquisition, were as follows:

As at November 30
2006

Net tangible assets	$2,690,316
Intangible assets	$12,895,388
Deferred_taxes	$(5,158,155)
Minority interest	$(6,256,451)
$4,171,098

On November 30, 2006, we announced that Elias Vamvakas, our Chairman and Chief Executive Officer, had agreed to provide us with a standby commitment to purchase convertible debentures of Occulogix (“Convertible Debentures”) in an aggregate maximum amount of $8,000,000 (the “Total Commitment Amount”).  Pursuant to the Summary of Terms and Conditions, executed and delivered as of November 30, 2006 by Occulogix and Mr. Vamvakas, during the 12-month commitment term commencing on November 30, 2006, upon no less than 45 days’ written notice by the Company to Mr. Vamvakas, Mr. Vamvakas was obligated to purchase Convertible Debentures in the aggregate principal amount specified in such written notice. A commitment fee of 200 basis points was payable by the Company on the undrawn portion of the total $8,000,000 commitment amount. Any Convertible Debentures purchased by Mr. Vamvakas would have carried an interest rate of 10% per annum and would have been convertible, at Mr. Vamvakas’ option, into shares of our common stock at a conversion price of $2.70 per share. The Summary of Terms and Conditions of the standby commitment further provided that if the Company closed a financing with a third party, whether by way of debt, equity or otherwise and there are no Convertible Debentures outstanding, then, the Total Commitment Amount was to be reduced automatically upon the closing of the financing by the lesser of: (i) the Total Commitment Amount; and (ii) the net proceeds of the financing. On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 in a private placement of shares of its common stock and warrants. The Total Commitment Amount was therefore reduced to zero, thus effectively terminating Mr. Vamvakas’ standby commitment. No portion of the standby commitment was ever drawn down by the Company, and the Company paid Mr. Vamvakas a total of $29,808 in commitment fees in February 2007.

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

At the annual meeting of stockholders of we held on June 23, 2006, our stockholders approved the re-pricing of all then out-of-the-money stock options of Occulogix.  Consequently, the exercise price of all outstanding stock options that, on June 23, 2006, was greater than $2.05, being the weighted average trading price of our common stock on NASDAQ during the five-trading day period immediately preceding June 23, 2006, was adjusted downward to $2.05. 2,585,000 of the outstanding stock options with a weighted average exercise price of $8.42 were affected by the re-pricing. SFAS No. 123R treats the re-pricing of equity awards as a modification of the original award and provides that such a modification is an exchange of the original award for a new award.  SFAS No. 123R considers the modification to be the repurchase of the old award for a new award of equal or greater value, incurring additional compensation cost for any incremental value.  This incremental difference in value is measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of SFAS No. 123R over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date.  SFAS No. 123R provides that this incremental fair value, plus the remaining unrecognized compensation cost from the original measurement of the fair value of the old option, must be recognized over the remaining vesting period.  Of the 2,585,000 options affected by the re-pricing, 1,401,073 were vested as at December 31, 2006. Therefore, additional compensation cost of $423,338 for the 1,401,073 options was recognized and is included in the stock-based compensation expense for the year ended December 31, 2006.

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

We account for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretation Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS No. 133 requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. Based on the provisions of EITF 00-19, we determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, we have classified the Warrants and the Cowen Warrant as a current liability as of December 31, 2007. The estimated fair value of the Warrants and the Cowen Warrant was determined using the Black-Scholes options pricing model. We initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the Shares and the Warrants based on their relative fair values. This resulted in an allocation of $2,052,578 to the obligation under warrants which includes the fair value of the Cowen Warrant of $97,222. SFAS No. 133 also requires Occulogix to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. We therefore estimated the fair value of the Warrants and the Cowen Warrant as at December 31, 2007 and determined the aggregate fair value to be a nominal amount, a decrease of approximately $2,052,578 over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance. Accordingly, we recognized a gain of $2,052,578 in the Company's consolidated statements of operations for the year ended December 31, 2007 to reflect the decrease in our obligation to its warrant holders to a nominal amount at December 31, 2007. Transaction costs associated with the issuance of the Warrants of $170,081 was recorded as an expense in the Company's consolidated statement of operations for the year ended December 31, 2007.

On March 11, 2007, our Board of Directors approved the grant to the directors of the Company, other than Mr. Vamvakas, of a total of 165,000 options under the 2002 Stock Option Plan. In exchange for these options, each of the directors of the Company will forego the cash remuneration which he or she would have been entitled to receive from us during the financial year ending December 31, 2007 in respect of (i) his or her annual director's fee of $15,000, (ii) in the case of those directors who chair a committee of the board of directors of the Company, his or her fee of $5,000 per annum for chairing such. committee and (iii) his or her fee of $2,500 per fiscal quarter for the quarterly in-person meetings of the board of directors of the Company. The number of options granted to each of the directors was determined to be 8% higher in value than the cash remuneration to which the directors would have been entitled during the financial year ending December 31, 2007 and was determined using the Black-Scholes option pricing model.. The number of options granted to each director, calculated using this methodology, was then rounded up to the nearest 1,000. These options are exercisable immediately and will remain exercisable until the tenth anniversary of the date of their grant, notwithstanding any earlier disability or death of the holder thereof or any earlier termination of his or her service to the Company. The exercise price of each option is set at $1.82, which was the per share closing price of the Company's common stock on NASDAQ on March 9, 2007, the last trading day prior to the date of grant.

On May 30, 2007, TLC Vision Corporation (“TLC Vision”) and JEGC OCC Corp. (“JEGC”) announced that JEGC had agreed to purchase TLC Vision’s ownership stake in the Company, subject to certain minimum prices and regulatory limitations and further subject to JEGC obtaining satisfactory financing and other customary closing conditions. On June 22, 2007, JEGC purchased a portion of TLC Vision’s ownership stake in the Company, consisting of 1,904,762 shares, at a price of $1.05 per share. On July 3, 2007, we announced that we had entered into discussions with JEGC for the private placement of approximately $30,000,000 of shares of our common stock at a price based upon the average trading price at the time of purchase, subject to compliance with regulatory requirements and to a minimum purchase price of $1.05 per share. On October 15, 2007, TLC Vision announced that JEGC was not able to complete the purchase of TLC Vision’s remaining ownership stake in the Company by October 12, 2007, being the deadline previously agreed by TLC Vision and JEGC.  In making that announcement, TLC Vision also stated that JEGC retains a non-exclusive right to purchase TLC Vision’s remaining ownership stake in the Company, subject to the right of each of TLC Vision and JEGC to terminate the agreement between them.  It was anticipated that JEGC would have gained a control position in the Company, if both of these transactions had been completed. Our discussions with JEGC have not resulted in any agreement. JEGC is owned by Jefferson EquiCorp Ltd. and by Greybrook Corporation, a firm controlled by Mr. Vamvakas.

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

On September 18, 2007, OccuLogix received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, for the previous 30 consecutive business days, the bid price of the Company's common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(e)(5), or the Minimum Bid Price Rule. Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company were provided 180 calendar days, or until March 17, 2008, to regain compliance. The Nasdaq letter stated that, if, at any time before March 17, 2008, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that it has achieved compliance with the Minimum Bid Price Rule. The Nasdaq letter also stated that, if the Company do not regain compliance with the Minimum Bid Price Rule by March 17, 2008, Nasdaq staff will provide written notification that the Company's securities will be delisted, at which time the Company may appeal the Nasdaq staff’s determination to delist its securities to a Nasdaq Listing Qualifications Panel.

On February 1, 2008, OccuLogix received a letter from Nasdaq indicating that, for the previous 30 consecutive trading days, our common stock did not maintain a minimum market value of publicly held shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2), or the MVPHS Rule. Therefore, in accordance with Marketplace Rule 4450(e)(1), we were provided 90 calendar days, or until May 1, 2008, to regain compliance. The Nasdaq letter stated that, if at any time before May 1, 2008, the minimum market value of publicly held shares of the Company's common stock is $5,000,000 or greater for a minimum of ten consecutive trading days, Nasdaq staff will provide written notification that we comply with the MVPHS Rule. The Nasdaq letter also stated that, if the Company does not regain compliance with the MVPHS Rule by May 1, 2008, Nasdaq staff will provide written notification that the Company's securities will be delisted, at which time the Company may appeal the Nasdaq staff’s determination to delist its securities to a Nasdaq Listing Qualifications Panel.

We will not have become compliant with the Minimum Bid Price Rule by March 17, 2008. Although we intend to appeal any determination by Nasdaq staff to delist our common stock to a Nasdaq Listing Qualifications Panel, we may not be successful in our appeal, in which case our common stock may be transferred to The Nasdaq Capital Market or be delisted altogether. Should either occur, existing stockholders will suffer decreased liquidity.

These Nasdaq notices have no effect on the listing of the Company's common stock on the Toronto Stock Exchange.

Recent Developments

On January 9, 2008, we announced the departure, or pending departure, of seven members of our executive team and, commencing on February 1, 2008, a 50% reduction in the salary of each of Elias Vamvakas, our Chairman and Chief Executive Officer, and Tom Reeves, our President and Chief Operating Officer. By January 31, 2008, a total of 12 non-executive employees of the Company left the Company's employment.

On February 19, 2008, we announced that the Company had secured a bridge loan in an aggregate principal amount of $3,000,000, less transaction costs of approximately $200,000, from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The repayment of the loan is secured by a pledge by the Company of its shares of the capital stock of OcuSense. Under the terms of the loan agreement, the Company have two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan. Under the first pre-payment option, the Company may repay the loan in full by paying the lenders, in cash, the amount of outstanding principal and accrued interest and issuing to the lenders five-year warrants in an aggregate amount equal to approximately 19.9% of the issued and outstanding shares of the Company's common stock (but not to exceed 20% of the issued and outstanding shares of the Company's common stock). The warrants would be exercisable into shares of the Company's common stock at an exercise price of $0.10 per share and would not become exercisable until the 180th day following their issuance. Under the second pre-payment option, provided that the Company have closed a private placement of shares of its common stock for aggregate gross proceeds of at least $4,000,000, we may repay the loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors. Any exercise by the Company of the second pre-payment option would be subject to stockholder and regulatory approval.

Currently, we anticipate that the net proceeds of the loan, together with the Company's other cash and cash equivalents, will be sufficient to sustain the Company's operations only until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008).

RESULTS OF OPERATIONS

Restatement of Consolidated Financial Statements

A. Correction of an error related to the method of consolidation of OcuSense  Inc.

Background Information

On November 30, 2006, OccuLogix acquired 1,754,589 Series A preferred shares of OcuSense Inc. (“OcuSense”). The purchase price of these shares was made up of two fixed payments of $2.0 million each to be made on the date of the closing of the transaction (i.e. November 30, 2006) and on January 3, 2007.  In addition, subject to OcuSense achieving certain milestones, the Company were required to pay two additional milestone payments of $2.0 million each.

Upon acquiring the Series A preferred shares, OccuLogix and certain founding stockholders entered into a voting agreement.  The voting agreement provides the founding stockholders of OcuSense, as defined in the voting agreement, with the right to appoint two board members and OccuLogix with the right to also appoint two directors.  A selection of a fifth director is mutually agreed upon by both OccuLogix and the founding stockholders, each voting as a separate class.  The voting agreement is subject to termination under the following scenarios: a) a change of control; b) majority approval of each of OccuLogix and the founding stockholders; and c) conversion of all of the preferred shares to common shares.  OccuLogix has the ability to force the conversion of all outstanding shares of OcuSense's Preferred stock to shares of common stock and thus has the ability to effect a termination of the voting agreement, but this would require conversion of its own preferred shares and the relinquishment of the rights and obligations associated with outstanding preferred shares.

The principal rights associated with of the Series A Preferred Stock are as follows:

•	Voting – Holders of the Series A preferred shares are entitled to vote on an as-converted basis. Each Series A preferred share is entitled to one vote per share.
•	Conversion features – Series A preferred shares are convertible to common shares on a one-for-one basis at the option of the holder.
•	Dividends – The preferred shares are entitled to non-cumulative dividends at 8%, and additional dividends would be shared between common and preferred shares on a per-share basis.
•
Redemption features – Subsequent to November 30, 2011, the preferred shares may be redeemed, at the option of the holder,  at the higher of the original issue price and the fair market value of the common shares into which the preferred shares could be converted, subject to available cash.

•
Liquidation preferences – Series A preferred shares have a liquidation preference over OcuSense's common shares up to the original issue price of the preferred shares (including the milestone payments).

Immediately after the OccuLogix investment in OcuSense, OcuSense had the following capital structure:

Description	Number
Common shares	1,222,979
Series A preferred shares – OccuLogix	1,754,589
Series A preferred shares – Other unrelated parties	67,317
Total	3,044,885

Potentially dilutive instruments
Warrants	89,965
Stock Options	367,311
Fully Diluted	3,502,161

Based on the above capital structure, on a fully diluted basis, OccuLogix’s voting percentage was determined to be 50.1%.    On a current voting basis, OccuLogix’s voting interest is 57.62%. We previously consolidated OcuSense based on an ownership percentage of 50.1%.

Interpretation and Related Accounting Treatment

Since November 30, 2006, the date of the acquisition, we have consolidated OcuSense on the basis of a voting control model, as a result of the fact that we own more than 50% of the voting stock of OcuSense and that we had the ability to convert our Series A preferred shares into common shares, which would result in the termination of the voting agreement between the founders and OccuLogix and which would result in our gaining control of the board of directors.

However, after further consideration the Company has now determined that, as a result of the voting agreement between us and the founding stockholders of OcuSense, we are not able to exercise voting control as contemplated in ARB 51 “Consolidated Financial Statements” (“ARB 51”) unless the Company converts its Series A preferred shares of OcuSense.  For purposes of assessing voting control in accordance with ARB 51, US GAAP does not take into consideration such conversion rights. Accordingly we do not have the ability to exercise control of OcuSense in light of the voting agreement that currently exists between the founding shareholders and us.

In addition to the above consideration, we also determined that OcuSense is a Variable Interest Entity and that we are the primary beneficiary based on the following:

•
OcuSense is a development stage enterprise (as defined under FAS 7, “Accounting and Reporting by Development Stage Enterprises”) and therefore is not considered to be a business under U.S. GAAP.  Accordingly, OcuSense is not subject to the business scope exception.

•
We noted that the holders of the Series A preferred shares (including us) have the ability to redeem their shares at the greater of their original subscription price and their fair value on an as-converted basis.  As such, their investment is not considered to be at-risk equity.

•
Additionally, as a result of the voting agreement between us and the founding shareholders of OcuSense, voting control of OcuSense is shared between us and OcuSense.  Accordingly, the common shareholders, who represent the sole class of at-risk equity, cannot make decisions about an entity’s activities that have a significant effect on the success of the entity without our concurrence.

FIN 46(R) requires that the enterprise which consolidates the variable interest entity be the primary beneficiary of that entity. The primary beneficiary is the entity that will absorb a majority of the variable interest entity’s expected losses, receive a majority of the entity’s expected returns, or both. Since the date of acquisition of the Shares, the purchase price therefore (including the two additional milestone payments) has constituted virtually the entire source of funding of OcuSense.  The common shareholders were expected to make nominal equity contributions during this period.  Therefore, based primarily on qualitative considerations, we believe that we are the primary beneficiary of OcuSense and should consolidate OcuSense using the variable interest model.

The Company have noted that the initial measurement of assets, liabilities and non-controlling interests under FIN 46(R) differs from that which is required under FAS 141 “Business Combinations”.  In particular, under FIN 46(R), assets, liabilities and non-controlling interest shall be measured initially at their fair value. The Company previously recorded the non-controlling interest based on the historical carrying values of OcuSense’s assets and liabilities and, as a result, consolidation under FIN 46(R) has resulted in material revisions to the amounts previously reported in the consolidated financial statements.

Assets acquired and liabilities assumed consisted primarily of working capital and of a technology intangible asset relating to patents owned by OcuSense.  Before consideration of deferred tax, the fair value of the assets acquired will be greater than the fair value of the liabilities assumed and the non-controlling interest.  Because OcuSense does not comprise a business, as defined in EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, the Company  applied the simultaneous equation method as per EITF 98-11 “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”, and adjusted the assigned value of the non-monetary assets acquired (consisting solely of the technology asset) to include the deferred tax liability.

The Company also considered the appropriate accounting for the milestone payments, as a result of the fact that it has determined that it should apply the initial measurement guidance in FIN 46(R).  The Company note that subsequent to initial consolidation, the milestone payment liability represents a contingent liability to a controlled subsidiary, and as such, the liability eliminates on consolidation.  Previously, the Company adjusted the minority interest at the date of each milestone payment to reflect the non-controlling interest’s share in the additional cash of the subsidiary, with an offsetting increase to the non-monetary assets acquired (consisting solely of the technology intangible asset) reflecting the increased actual cost of obtaining those non-monetary assets.

The Company note that because the non-controlling interest is required to be measured at fair value on acquisition of OcuSense, the fair value of the milestone payments as of the date of acquisition will be embedded in the initial measurement of non-controlling interest.  As such, it would be inappropriate to record additional minority interest based on the full amount of the milestone payment applicable to the minority interest.  Accordingly, the Company have accounted for the milestone payments as follows:

•
We determined the fair value of the milestone payments on the date of acquisition, by incorporating the probability that the milestone payments will be made, as well as the time value associated with the planned settlement date of the payments.

•
Upon payment of the milestone payments, we recorded the minority interest portion of the change in fair value of the milestone payment (i.e. the minority interest portion of the ultimate value of the milestone payment less the initial fair value determination) as an expense, with a corresponding increase to minority interest, to reflect the additional value provided to the minority interest in excess of that contemplated on the acquisition date.

The following is a summary of the significant effects of the restatements on our consolidated balance sheets as of December 31, 2007 and 2006 and its consolidated statements of operations and cash flows for the fiscal years ended December 31, 2007 and 2006.

	December 31, 2007			December 31, 2006
	As previously reported (1)	Adjustment	As restated	As previously reported (1)	Adjustment	As restated
Consolidated Balance Sheet Data
Intangible Assets	5,770,677	5,314,377	11,085,054	26,876,732	8,121,723	34,998,455
Deferred Tax	—	2,259,348	2,259,348	7,851,667	3,248,689	11,100,356
Minority Interest	—	4,593,960	4,593,960	1,184,844	4,925,990	6,110,834
Additional paid-in capital	362,402,899	(170,868)	362,232,031	354,191,066	(15,562)	354,175,504
Accumulated deficit	(356,560,917)	(1,728,063)	(356,288,980)	(293,021,603)	(37,394)	(293,058,997)

Consolidated Statement of Operations
General and administrative	7,373,726	730,679	8,104,405	8,407,501	68,250	8,475,751
Minority interest	2,182,843	(870,665)	1,312,178	157,624	3,555	161,179
Recovery of Income taxes	5,654,868	(89,326)	5,565,542	2,888,490	27,300	2,915,790
Loss from continuing operations	(32,710,416)	(1,690,669)	(34,401,085)	(80,642,119)	(37,394)	(80,679,513)
Net loss for the year	(68,139,314)	(1,690,669)	(69,829,983)	(82,184,503)	(37,394)	(82,221,897)

Consolidated Statement of Cash Flows
Cash used in operating activities
Net loss for the year	(68,139,314)	(1,690,669)	(69,829,983)	(82,184,503)	(37,394)	(82,221,897)
Amortization of Intangibles	4,578,027	730,679	5,308,706	2,749,212	68,250	2,817,462
Deferred income taxes	(15,004,750)	89,325	(14,915,425)	(4,065,962)	(27,300)	(4,093,262)
Minority interest	(2,182,843)	870,665	1,312,178	(157,624)	(3,555)	(161,179)
(1) Amounts reflect correction of prior year’s amounts related to stock options granted to consultants as noted below.

B.	Correction of prior years’ comparative amounts

In accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the following discussion on the Company's results of operations have been corrected to reflect the Company's accounting for stock options granted during fiscal 2005 to certain consultants that were subject to performance conditions.  The vesting of these options was contingent upon the attainment of FDA approval of the RHEO™ System.  These stock options were accounted for in accordance with SFAS No. 123 and subsequently in accordance with SFAS No. 123(R) upon the Company's adoption of SFAS No. 123(R) on January 1, 2006. The total fair value of these options was estimated at the date of grant and was being amortized, over the Company's estimate of the expected vesting period, as stock-based compensation expense in our consolidated statements of operations.  In preparing the financial statements for the year ended December 31, 2007, the Company noted that these options should have been accounted for in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18”) which requires that if, on the measurement date of the award, the quantity or any of the terms of the equity instruments are dependent on the achievement of performance conditions which result in a range of fair values, the lowest aggregate amount should be used.

Based on the provisions of EITF 96-18, the Company concluded that no stock-based compensation expense should have been recorded for these options. Since the effect of the error on the individual prior periods’ consolidated financial statements was immaterial, the Company have adjusted the comparative consolidated financial statements of prior years to reflect the correction of this error without undertaking a restatement of the prior periods’ consolidated financial statements. The following financial statement line items for fiscal 2006 and 2005 were affected by the correction of the error.

	Previously reported (i)	Corrected amount (i)	Effect of error
	$	$	$
Balance Sheets

As of December 31, 2006

Additional paid-in capital	354,320,116	354,191,066	(129,050)
Accumulated deficit	(293,150,653)	(293,021,603)	129,050

As of December 31, 2005

Additional paid-in capital	336,977,578	336,835,573	(142,005)
Accumulated deficit	(210,979,105)	(210,837,100)	142,005

Statements of Operations

Year ended December 31, 2006

General and administrative(ii)	8,452,915	8,407,501	45,414
Clinical and regulatory(ii)	4,956,207	4,921,771	34,436
Sales and marketing(ii)	1,639,428	1,625,188	14,240
Loss from continuing operations	(80,736,209)	(80,642,119)	94,090
Cumulative effect of a change in accounting principle	107,045	—	(107,045)
Net loss for the year	(82,171,548)	(82,184,503)	(12,955)

Year ended December 31, 2005

General and administrative expenses	8,729,456	8,670,394	59,062
Clinical and regulatory expenses	5,250,492	5,167,549	82,943
Loss from continuing operations	(162,971,986)	(162,829,981)	142,005
Net loss for the year	(162,971,986)	(162,829,981)	142,005

	Previously reported	Corrected amount	Effect of error
	$	$	$

Statements of Cash Flows

Year ended December 31, 2006

Operating Activities
Adjustments to reconcile net loss to cash used in operations
Stock-based compensation(ii)	2,221,133	2,127,043	94,090
Cumulative effect of a change in accounting principle	(107,045)	—	(107,045)

Year ended December 31, 2005

Operating Activities
Adjustments to reconcile net loss to cash used in operations
Stock-based compensation	366,781	224,776	142,005

(i)  These amounts do not reflect any adjustments related to the accounting for our investment in OcuSense, as previously discussed.

(ii)  The comparative figures for the year ended December 31, 2006 have been reclassified to reflect the effect of discontinued operations.

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

During the year ended December 31, 2007, we sold a total of 816 treatment sets, at a price of $200 per treatment set, to Veris. The sale of these treatment sets was not recognized as revenue during the year based on Veris’ payment history with us and the 180-day payment terms agreed by Veris and us in March 2007. In October 2007, we met with the management of Veris and based on discussions with Veris, we believe that Veris will not be able to meet its financial obligations to us. Therefore, during the year ended December 31, 2007, the Company recorded an allowance for doubtful accounts against the total amount due from Veris for the purchase of the treatment sets.

Revenues for the year ended December 31, 2007 is made up of revenue from the sale of a total of 600 treatment sets at a negotiated price of $150 per treatment set to Macumed AG, a company based in Germany. Revenues for the year ended December 31, 2006 include the sale of 859 treatment sets to Veris at a negotiated price of $200 per treatment set as payment was received by us in advance of shipment of the treatment sets.

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

Operating Expenses
For the years ended December 31,
(in thousands)

	2007	Change	2006	Change	2005

General and administrative	$8,104	(4)%	$8,476	(2)%	$8,670
Clinical and regulatory	8,676	76%	4,922	(5)%	5,168
Sales and marketing	1,413	(13)%	1,625	(25)%	2,165
Impairment of goodwill	—	(100)%	65,946	(55)%	147,452
Impairment of intangible asset	20,923	N/M *	—	—	—
Restructuring charges	1,313	60%	820	N/M *	—
Total operating expenses	$40,429	(51)%	$81,788	(50)%	$163,455
*N/M – Not meaningful

General and Administrative Expenses

General and administrative expenses decreased by $371,346 during the year ended December 31, 2007, as compared with the corresponding period of fiscal 2006 due to a decrease of $1,352,416 in stock-based compensation expense which reflects the reversal of the stock-based compensation expense recorded in prior periods associated with performance-based options granted to certain of our employees, directors and consultants. The vesting of these options was contingent upon meeting company-wide goals which include the attainment of FDA approval of the RHEO™ System and the achievement of a minimum amount of sales over a specified period. In light of the indefinite suspension of the RHEO™ System clinical development program and the sale of SOLX, management concluded that these goals were no longer achievable and accordingly has reversed the option expense recorded in prior periods associated with these performance-based options.

Included within general and administrative expense are professional fees which decreased by $352,634 during the year ended December 31, 2007 as compared with the corresponding period of fiscal 2006. These decreases were partially offset by the increase in employee and related travel costs of $383,859 due to the additional cost of OcuSense employees during the period as well as the increase in amortization expense of $1,182,077 associated with the intangible asset acquired upon the acquisition of OcuSense on November 30, 2006. General and administrative expenses for the year ended December 31, 2007 also include a charge of $190,873 which reflects the reduction to the carrying value of certain of our patents and trademarks related to the RHEO™ System as a result of our indefinite suspension of the RHEO™ System clinical development program for Dry AMD. There was no comparative charge during the year ended December 31, 2006.  The above decreases were partially offset by a net increase in amortization expense related to intangible assets by $730,679.  As previously discussed, the increase in amortization expense is attributed to a higher intangible asset value arising from the fair value adjustments associated with consolidating OcuSense as a variable interest entity on the date of acquisition.

General and administrative expenses decreased by $194,643 during the year ended December 31, 2006, as compared with the corresponding period of fiscal 2005. This decrease is due to the decrease in employee and related travel costs of $537,274 due in part to the grant of options to an employee in lieu of salary. Professional fees and fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 also decreased by $917,318 while directors’ fees decreased by $50,207 due to the grant of options to directors in lieu of their annual fees payable for board and committee memberships. These decreases in cost were partially offset by an increase of $1,262,292 in stock-based compensation expense associated with the adoption of SFAS No. 123R on January 1, 2006 which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards.  In addition, included within general and administrative expense for the year ended December 31, 2006 is $68,250 in additional amortization expense related to the accounting for OcuSense as a variable interest entity since the date of acquisition on November 30, 2006.  There was no similar amounts in prior periods.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure..

Clinical and Regulatory Expenses

Clinical and regulatory expenses increased by $3,753,781 during the year ended December 31, 2007, as compared with the corresponding prior year period, due to the increase in OcuSense product development and regulatory costs of $2,564,703. OcuSense employee and related travel costs, professional fees and options expense also increased by $494,458, $328,713 and $112,360, respectively, during the year ended December 31, 2007 as compared with the corresponding period in fiscal 2006. We acquired 50.1% of the capital stock, on a fully diluted basis, 57.62% on an issued and outstanding basis, of OcuSense on November 30, 2006. Therefore, clinical and regulatory expenses for the year ended December 31, 2006 include OcuSense’s cost for the month of December 2006. Clinical trial expenses associated with the RHEO-AMD trial also increased by $1,101,074. The RHEO-AMD trial was abandoned on November 1, 2007. Accordingly, we have recorded a write-down to the value of our inventory of treatment sets used for the trial and also written down the carrying value of certain of our medical equipment used in the trial. Clinical and regulatory expenses for the year ended December 31, 2007 therefore include a charge of $942,309 which reflects the write-down of our inventory and certain of our medical equipment as of December 31, 2007. Also included in clinical trial expenses for the year ended December 31, 2006 are advance payments totaling $243,644 made to various clinical trial sites for the provision of clinical trial services in connection with our RHEO-AMD trial which we have abandoned. This unrecoverable amount has been fully expensed in the year ended December 31, 2007. There was no comparative expense during the year ended December 31, 2006. These increases in cost during the year ended December 31, 2007 were offset in part by the decrease in costs associated with the MIRA-1 trial, the LEARN, or Long-term Efficacy in AMD from Rheopheresis in North America, trials and other related clinical trials of $2,200,131 since the Company completed the analysis of the MIRA-1 data during the first half of fiscal 2006 and the treatment phase of the LEARN trials was completed in December 2006.

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

Sales and Marketing Expenses

Sales and marketing expenses decreased by $211,729 during the year ended December 31, 2007, as compared with the prior period in fiscal 2006, due to the decrease in the RHEO™ System marketing expenses of $128,420. Stock-based compensation expense also decreased by $331,038 which reflects the reversal of the stock-based compensation expense recorded in prior periods associated with performance-based options granted to certain of our employees, directors and consultants. The vesting of these options was contingent upon meeting company-wide goals which include the attainment of FDA approval of the RHEO™ System and the achievement of a minimum amount of sales over a specified period. In light of the indefinite suspension of the RHEO™ System clinical development program and the sale of SOLX, management concluded that these goals were no longer achievable and accordingly has reversed the option expense recorded in prior periods associated with these performance-based options. These decreases in cost were offset in part by the increase in OcuSense employee and related travel costs of $146,504 and professional fees of $61,559. During 2007, OcuSense hired a new employee and retained the use of some outside consultants to begin establishing sales and marketing efforts to increase awareness of the TearLab™ test for DED, and upon receipt of FDA approval, to promote the use of the TearLab™ test for DED in the United States.

Sales and marketing expenses decreased by $540,149 during the year ended December 31, 2006, as compared with the prior period in fiscal 2005, due to reduced employee and travel costs during the period of $422,423 and a decrease in marketing expenses of $344,067 due to reduced marketing efforts in the year following the announcement of MIRA-1 results. Bad debt expense also decreased during the year ended December 31, 2006 by $510,913 as we only recognized revenue on sale of treatment sets sold to its then sole customer, Veris, on receipt of payment. These decreases in costs were offset by increased stock-based compensation expense of $524,003 associated with the adoption of SFAS No. 123R beginning January 1, 2006 and increased fees and expenses of our Scientific Advisory Board members of $210,456.

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

Impairment of Intangible Assets

Prior to the termination of the Distribution Agreement on February 25, 2008, the Company's intangible assets consisted of the value of that distribution agreement with Asahi Medical and the distribution agreement the Company have with Diamed and MeSys, the designer and the manufacturer, respectively, of the OctoNova pumps. The Rheofilter filter, the Plasmaflo filter and the OctoNova pump are components of the RHEO™ System. On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future.  In accordance with SFAS No. 144, the Company concluded that its indefinite suspension of the RHEO™ System clinical development program for Dry AMD was a significant event which may affect the carrying value of its distribution agreements. Accordingly, management was required to re-assess whether the carrying value of the Company's distribution agreements was recoverable as of December 31, 2007. Based on management’s estimates of undiscounted cash flows associated with the distribution agreements, the Company concluded that the carrying value of the distribution agreements was not recoverable as of December 31, 2007. Accordingly, we recorded an impairment charge of $20,923,028 during the year ended December 31, 2007 to record the distribution agreements at their fair value as of December 31, 2007. There was no comparable expense during the years ended December 31, 2006 and 2005.

Restructuring Charges

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we recognized a total of $1,312,721 and $819,642 in restructuring charges during the years ended December 31, 2007 and 2006, respectively. With the suspension of the Company's RHEO™ System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company's disposition of SOLX during the year ended December 31, 2007, we have reduced its workforce considerably. During 2006, the Company implemented a number of structural and management changes designed both to support the continued development of the RHEO™ System and to execute the Company's accelerated diversification strategy within ophthalmology. The restructuring charges of $1,312,721 and $819,642, recorded in the years ended December 31, 2007 and 2006, respectively, consist solely of severance and benefit costs related to the termination of certain of the Company's employees at the Company's Palm Harbor and Mississauga offices. The severance and benefit costs recorded during the year ended December 31, 2007 were yet to be paid by December 31, 2007. There was no comparable expense in the year ended December 31, 2005.

Other Income, Net
For the years ended December 31,
(in thousands)

	2007	Change	2006	Change		2005

Interest income	$610	(55)%	$1,370	(14)%		$1,593
Changes in fair value of warrant obligation	1,882	N/M *	—	N/M	*	—
Impairment of investments	(1,036)	N/M *	—	N/M	*	—
Interest expense	(17)	(13)%	(15)	N/M	*	—
Other income (expense)	18	(42)%	31	154%		(57)
Minority interest	1,312	715%	161	N/M	*	—
	$2,769	79%	$1,547	2%		$1,536
* N/M – Not meaningful

Interest Income

Interest income consists of interest income earned in the current period and the corresponding prior periods as a result of the Company's cash and short-term investment position following the raising of capital in the Company's initial public offering in December 2004 and in the private placement of the Shares and Warrants in February 2007.

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

Changes in Fair Value of Warrant Obligation

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued the Warrants to these investors. The Warrants are five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company's common stock. On February 6, 2007, the Company also issued the Cowen Warrant to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants. The Cowen Warrant is a five-year warrant exercisable into an aggregate of 93,483 shares of the Company's common stock. The per share exercise price of the Warrants is $2.20, subject to adjustment, and the Warrants became exercisable on August 6, 2007. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which it is exercisable) are identical to those of the Warrants. The Company account for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133 along with related interpretation EITF 00-19. Based on the provisions of EITF 00-19, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, the Company have classified the Warrants and the Cowen Warrant as a current liability as at December 31, 2007. The estimated fair value was determined using the Black-Scholes option-pricing model. In addition, SFAS No. 133 requires us to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the Warrants and the Cowen Warrant as at December 31, 2007 and determined the aggregate fair value to be a nominal amount, a decrease of approximately $2,052,578 over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance.

Changes in fair value of warrant obligation for the year ended December 31, 2007 includes a gain of $2,052,578 which reflect the decrease in the fair value of the Warrants and the Cowen Warrant at December 31, 2007 over their fair value on the date of issuance. Transaction costs associated with the issuance of the Warrants of $170,081 have also been recorded as a warrant expense in the Company's consolidated statement of operations for the year ended December 31, 2007. There was no comparable net gain recorded in the years ended December 31, 2006 and 2005.

Impairment of  investments

As at December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Based on discussions with the Company's advisors and the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750. We consider this to be an other-than-temporary reduction in the value of these auction rate securities. Accordingly, the impairment associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2007.

Impairment of investments for the year ended December 31, 2007 reflect the decrease in the fair value of the Company's investments in asset-backed auction rate securities as at December 31, 2007. There was no comparable expense recorded in the years ended December 31, 2006 and 2005.

Interest Expense

On November 30, 2006, we announced that Elias Vamvakas, our Chairman and Chief Executive Officer, had agreed to provide us with a standby commitment to purchase Convertible Debentures of the Company for a Total Commitment Amount of $8,000,000.  Pursuant to the Summary of Terms and Conditions, during the 12-month commitment term commencing on November 30, 2006, upon no less than 45 days’ written notice by us to Mr. Vamvakas, Mr. Vamvakas was obligated to purchase Convertible Debentures in the aggregate principal amount specified in such written notice. A commitment fee of 200 basis points was payable by us on the undrawn portion of the total $8,000,000 commitment amount. Any Convertible Debentures purchased by Mr. Vamvakas would have carried an interest rate of 10% per annum and would have been convertible, at Mr. Vamvakas’ option, into shares of the Company's common stock at a conversion price of $2.70 per share. The Summary of Terms and Conditions of the standby commitment further provided that if the Company closed a financing with a third party, whether by way of debt, equity or otherwise and there are no Convertible Debentures outstanding, then, the Total Commitment Amount was to be reduced automatically upon the closing of the financing by the lesser of: (i) the Total Commitment Amount; and (ii) the net proceeds of the financing. On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 in a private placement of shares of its common stock and warrants. The Total Commitment Amount was therefore reduced to zero, thus effectively terminating Mr. Vamvakas’ standby commitment. No portion of the standby commitment was ever drawn down by the Company, and the Company paid Mr. Vamvakas a total of $29,808 in commitment fees in February 2007.

Interest expense for the years ended December 31, 2007 and 2006 consists primarily of the commitment fee due to Mr. Vamvakas on the undrawn portion of the Total Commitment Amount during the periods. There was no comparable expense during the year ended December 31, 2005.

Other Income (Expense)

Other income for the years ended December 31, 2007 and 2006 consists primarily of foreign exchange gain of $22,889 and $37,229, respectively, due to exchange rate fluctuations on the Company's foreign currency transactions. This gain was offset by miscellaneous tax expense of $4,879 and $6,120 during the years ended December 31, 2007 and 2006, respectively. Other expense was $57,025 for the year ended December 31, 2005 and consists of a provision for subscription receivable of $34,927 and miscellaneous tax expense of $23,021.

Minority Interest

As a result of the restatement of the financial statements as discussed earlier, the amount of losses allocated to minority interest decreased by $870,665 in the year ending December 31, 2007 and increased by $3,555 in the year ending December 31, 2006.

The decrease in the year ending December 31, 2007 was primarily related the following

•	reflecting the minority interest share of tax losses benefited in the year of $816,444;

•	a decrease in the minority interest applicable percentage from what was previously applied (49.9%) to 42.38% of $342,871; and

•	a decrease related to the minority interest share of the excess of the alpha milestone payment of $2,000,000 over the estimated fair value on the date of our acquisition of OcuSense $130,291.

These decreases were partially offset by the following increases:

•	an increase in the net amortization of intangibles and deferred tax liabilities arising from fair valuing minority interest on the date of acquisition of $327,872, and

•	the minority interest share of losses previously not reported for reason of the minority interest share of losses having exceeded the value of minority interest reported on acquisition of $91,069.

The minority interest share of losses in the year ending December 31, 2007 increased by $1,151,542 from the share of losses reported in the year ending December 31, 2006 which is consistent with the fact that the 2006 results reflect only one month’s share of losses subsequent to the November 30, 2006 our  acquisition of OcuSense.

Recovery of Income Taxes

For the years ended December 31,

(in thousands)

	2007	Change	2006	Change	2005

Recovery of income taxes for continuing operations	$5,566	91%	$2,916	353%	643

As a result of the restatement of the financial statements as discussed earlier, the amount of taxes recovered decreased by $89,326 in the year ending December 31, 2007 from what was originally reported to $5,565,542 and increased by $27,300 from what was originally reported to $2,915,790 in the year ending December 31, 2006.

The decrease in the year ending December 31, 2007 was primarily related the following:

•	a reversal of tax losses benefited in the year of $381,597, ($0 in 2006), and

•	a decrease related to the reversal of the amortization of deferred taxes related to the initial accounting of the alpha payment of $2,000,000 of $35,327 ($0 in 2006)

These decreases were partially offset by the following increases:

a decrease in the minority interest applicable percentage from what was previously applied (49.9%)  to 42.38% of $327,599, ($27,300 in 2006) .

As a result of the restatement of the financial statements as discussed earlier, the amount reported as the recovery of income taxes decreased by $89,326 in the year ending December 31, 2007 from what was originally reported to $5,565,542 and increased by $27,300 in the year ending December 31, 2006 from what was originally reported to $2,915,790. The decrease in the year ending December 31, 2007 related primarily to the reversal of tax benefits previously reported of $381,597 and the reversal of $35,327 of the amortization of the deferred taxes originally reported resulting from the payment by the Company of the alpha milestone to OcuSense of $2,000,000 offset by increased amortization of deferred taxes arising from fair valuing minority interest on the date of the acquisition of OcuSense by us of $327,599.

Recovery of income taxes increased by $2,649,752 during the year ended December 31, 2007, as compared with the prior period in 2006. The increase is due to the elimination of the deferred tax liability of $7,995,790 associated with our distribution intangible which was fully impaired as at December 31, 2007. In addition, we recorded a deferred tax recovery in the amount of $1,863,391 associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States of OcuSense during the 2007 fiscal year which may be utilized to reduce taxes in future years. These increases in recovery of income taxes were offset in part by a valuation allowance increase of $4,809,456 associated with our Retina division. A deferred tax asset was recognized in prior years as the asset was believed to be more likely than not to be realized based on existing taxable temporary differences.

Recovery of income taxes increased by $2,273,261 during the year ended December 31, 2006, as compared with the prior period in 2005 due primarily to the recognition of deferred tax asset from the availability of fiscal 2006 net operating losses in the United States which may be utilized to reduce taxes in future years. There was no comparable benefit recorded during the year ended December 31, 2005.

To date, we have recognized income tax benefits in the aggregate amount of $2.2 million associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States which may be utilized to reduce taxes in future years. The benefits associated with the balance of the net operating losses are subject to a full valuation allowance since it is not more likely than not that these losses can be utilized in future years.

Recovery of income taxes for the years ended December 31, 2007 and 2006 also includes the amortization of the deferred tax liability of $515,815 and $42,985, respectively, which was recorded based on the difference between the fair value of intangible asset acquired upon the acquisition of OcuSense on November 30, 2006 and its tax base. The increase in the amount recorded during the year ended December 31, 2007 as compared with the corresponding period in fiscal 2006 arises because the acquisition of 57.62% of the capital stock of OcuSense, 50.1% on a fully diluted basis, was completed by us on November 30, 2006. Therefore, recovery of income taxes for the year ended December 31, 2006 only included one month’s amortization of the deferred tax liability recorded upon the acquisition of OcuSense. The deferred tax liability totaling $5,158,155 is being amortized over a period of approximately 10 years, the estimated useful life of the intangible asset. There was no comparable income tax benefit recorded during the year ended December 31, 2005

Discontinued Operations

On December 19, 2007, the Company sold to Solx Acquisition, and Solx Acquisition purchased from us, all of the issued and outstanding shares of the capital stock of SOLX, which had been our glaucoma subsidiary prior to the completion of this transaction. The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of:  (i) on the closing date of the sale, the assumption by Solx Acquisition of all of the Company's liabilities related to SOLX’s business, incurred on or after December 1, 2007, and our obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by Solx Acquisition of all of the expenses that the Company have paid to the closing date, as they related to SOLX’s business during the period commencing on December 1, 2007; (iii) during the period commencing on the closing date and ending on the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 5% of the worldwide net sales of these products. In order to secure the obligation of Solx Acquisition to make these royalty payments, SOLX granted to the Company a subordinated security interest in certain of its intellectual property. No value was assigned to the royalty payments as the determination of worldwide net sales of SOLX’s products is subject to significant uncertainty.

The Company's results of operations related to discontinued operations for the years ended December 31, 2007 and 2006 are as follows:

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

We completed the acquisition of SOLX on September 1, 2006. On December 20, 2007, we announced the sale of SOLX to Solx Acquisition. The results of SOLX’s operations have therefore been included in our consolidated financial statements from September 1, 2006 to December 19, 2007, the closing date of the sale of SOLX.

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

Impairment of Goodwill

On September 1, 2006, the Company acquired SOLX by way of a merger for a total purchase price of $29,068,443. Of this amount, $14,446,977 was allocated to goodwill. On December 19, 2007, the Company sold all of the issued and outstanding shares of the capital stock of SOLX to Solx Acquisition. The sale transaction established fair values for the Company's recorded goodwill and certain of the Company's intangible assets. Accordingly, the Company performed an impairment test of its recorded goodwill to re-assess whether its recorded goodwill was impaired as at December 1, 2007. Based on the goodwill impairment analysis performed, the Company concluded that a goodwill impairment charge of $14,446,977 should be recorded during the year ended December 31, 2007 to write down the value of its recorded goodwill to its fair value of nil as at December 31, 2007.

Impairment of Intangible Assets

The SOLX sale transaction established fair values for the Company's recorded goodwill and the Company's shunt and laser technology and regulatory and other intangible assets acquired upon the acquisition of SOLX on September 1, 2006. Accordingly, management was required to re-assess whether the carrying value of the Company's shunt and laser technology and regulatory and other intangible assets was recoverable as of December 1, 2007. Based on management’s estimates of undiscounted cash flows associated with these intangible assets, the Company concluded that the carrying value of these intangible assets was not recoverable as of December 1, 2007. Accordingly, the Company recorded an impairment charge of $22,286,383 during the year ended December 31, 2007 to record the shunt and laser technology and regulatory and other intangible assets at their fair value as of December 31, 2007.

Other Expense of Discontinued Operations
For the years ended December 31,
(in thousands)

	2007	Change	2006

Accretion expense	$(857)	(214)%	$(273)
Other expense	(9)	N/M *	—
	$(866)	(217)%	$(273)
* N/M – Not meaningful

Accretion Expense

In connection with the acquisition of SOLX on September 1, 2006, we remained indebted to the former stockholders of SOLX in an aggregate amount of up to $13,000,000 for the outstanding portion of the purchase price of SOLX. $5,000,000 of this amount was payable in cash on the second anniversary of the September 1, 2006 closing.  The $5,000,000 was recorded as a long-term liability at its present value, discounted at the incremental borrowing rate of the Company as at August 1, 2006. The difference between the discounted value and the $5,000,000 payable was being amortized using the effective yield method over the two-year period with the monthly expense being charged as an interest expense in the Company's consolidated statement of operations. Accretion expense for the year ended December 31, 2007 and 2006 consists primarily of the accretion expense for the years ended December 2007 and 2006.

Recovery of Income Taxes of Discontinued Operations
For the years ended December 31,
(in thousands)

	2007	Change	2006

Recovery of income taxes	$9,350	691%	$1,182

Recovery of Income Taxes

Recovery of income taxes increased by $8,167,877 during the year ended December 31, 2007, as compared with the prior period in 2006. The increase is primarily due to the elimination of the deferred tax liability of $11,861,145 associated with the intangible assets acquired upon the acquisition of SOLX on September 1, 2006 as these intangible assets were impaired as at December 31, 2007. This increase in recovery of income taxes were offset in part by a valuation allowance increase of $2,511,263 associated with the Company's Glaucoma division. A deferred tax asset was recognized in prior years as the asset was believed to be more likely than not to be realized based on existing taxable temporary differences.

The recovery of income taxes was $1,182,005 during the year ended December 31, 2006 primarily due to the recognition of the deferred tax asset of $773,395 from the availability of fiscal 2006 net operating losses in the United States which may be utilized to reduce taxes in future years. Also impacting the recovery of income taxes was the amortization of the deferred tax liability of $409,055 which was recorded based on the difference between the fair value of intangible assets acquired and its tax bases.

LIQUIDITY AND CAPITAL RESOURCES
As at December 31,
(in thousands)

	2007	2006	Change

Cash and cash equivalents	$2,236	$5,741	$(3,505)
Short-term investments	—	9,785	(9,785)
Total cash and cash equivalents and short-term investments	$2,236	$15,526	$(13,290)

Percentage of total assets	15%	16%	(1) pt
Working capital (deficiency)	$(997)	$13,539	$(14,536)

In December 2004, we raised $67,200,000 of gross cash proceeds (less issuance costs of $7,858,789) in an initial public offering of shares of its common stock. Immediately prior to the offering, the primary source of the Company's liquidity was cash raised through the issuance of debentures.

On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 (less issuance costs of approximately $750,000) in a private placement of shares of its common stock and warrants.

On February 19, 2008, the Company announced that we secured a bridge loan in an aggregate principal amount of $3,000,000 (less transaction costs of approximately $200,000) from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which may be extended to 270 days under certain circumstances. The repayment of the loan is secured by a pledge by the Company of its shares of the capital stock of OcuSense.

To date, cash has been primarily utilized to finance increased infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1, LEARN and RHEO-AMD trials and other clinical trials and to acquire SOLX and OcuSense in line with our diversification strategy. With the suspension of the Company's RHEO™ System clinical trial development program, and the consequent winding-down of the RHEO-AMD study, and the Company's disposition of SOLX, we expect that, in the future, we will use our cash resources to complete the product development of OcuSense’s TearLab™ test for DED and conduct the clinical trials that will be required for the TearLab™ test for DED. In addition, we remain indebted to OcuSense in an aggregate amount of up to $2,000,000 for the outstanding portion of the purchase price of the capital stock of OcuSense that we acquired on November 30, 2006. We currently expect this amount to become due and payable during the first half of 2008. Furthermore, we are legally committed to make an additional equity investment of $3,000,000 upon receipt, if any, from the FDA of a 510(k) clearance for the TearLab™ test for DED and another additional equity investment of $3,000,000 upon receipt, if any, from the FDA of a CLIA waiver for the TearLab™ test for DED.

Currently, we anticipate that the net proceeds of the loan, together with the Company's other cash and cash-equivalents, will be sufficient to sustain the Company's operations only until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008).

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

We determined the reduction in the value of these auction rate securities to be an other-than-temporary reduction in value. Accordingly, the impairment associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2007. Our conclusion for the other-than-temporary impairment is based on the Company's current liquidity position. Although we continue to receive payment of interest earned on these securities, we do not know at the present time when we will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007. Management will continue to closely monitor these investments for future indications of further impairment. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in fiscal 2008.

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

Cash Used in Operating Activities

Net cash used to fund our operating activities during the year ended December 31, 2007 was $17,217,438.  Net loss during the year was $69,829,983. The non-cash charges which comprise a portion of the net loss during that period consisted primarily of the intangible assets and goodwill impairment of $57,656,388 and the amortization of intangible assets, fixed assets, patents and trademarks and accretion expense of $6,349,148 netted by applicable deferred income taxes of $14,915,425 and minority interest of $1,312,178. Additional non-cash charges consist of $480,971 in stock-based compensation charges and impairment of investments of $1,036,250 netted by the change in the fair value of warrant obligation of $1,882,497.

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

•
Amounts receivable increased due primarily to the expected repayment by Solx Acquisition, on or prior to February 15, 2008, in accordance with the stock purchase agreement between the Company and Solx Acquisition, of all the expenses relating to the SOLX business that we had paid.

•	Decrease in inventory balance reflects the write-down of inventory and the provision for obsolescence for inventory we are not expected to be able to sell prior to their expiration dates.
•
Decrease in prepaid expenses is primarily due to the expensing of advance payments made to various organizations involved in the RHEO-AMD trial due to our suspension of the trial, offset in part by prepaid insurance premiums.

•	Accounts payable and accrued liabilities increased and reflect amounts owed for costs associated with the Company's activities.
•
The decrease in amounts due to stockholders is due to payments made to TLC Vision during the year ended December 31, 2007 for its payment of benefits of certain of our employees and for computer and administrative support.

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

Net cash provided by investing activities for the year ended December 31, 2006 was $10,418,156 and resulted from cash generated from the sale of short-term investments of $21,841,860. Cash used in investing activities during the period consists of $255,886 used to acquire fixed assets and $105,217 used to protect and maintain patents and trademarks. Additional cash used in investing activities includes cash of $7,906,968 paid by the Company, including costs of acquisition, to acquire SOLX net of cash acquired from SOLX of $34,719. In addition, the Company advanced a total of $2,434,537 to SOLX to support its operations prior to the acquisition. The Company also invested $2,076,312 to acquire 50.1% of the capital stock of OcuSense, on a fully diluted basis, 57.62% on an issued and outstanding basis, including acquisition costs of $76,312. Cash acquired upon the acquisition of OcuSense was $1,320,497. The $2,076,312 invested by us in OcuSense has been utilized to fund the operations of OcuSense.

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

Borrowings

On November 30, 2006, we announced that Elias Vamvakas, our Chairman and Chief Executive Officer, had agreed to provide us with a standby commitment to purchase Convertible Debentures of the Company for a Total Commitment Amount of $8,000,000.  Pursuant to the Summary of Terms and Conditions, during the 12-month commitment term commencing on November 30, 2006, upon no less than 45 days’ written notice by the Company to Mr. Vamvakas, Mr. Vamvakas was obligated to purchase Convertible Debentures in the aggregate principal amount specified in such written notice. A commitment fee of 200 basis points was payable by the Company on the undrawn portion of the total $8,000,000 commitment amount. Any Convertible Debentures purchased by Mr. Vamvakas would have carried an interest rate of 10% per annum and would have been convertible, at Mr. Vamvakas’ option, into shares of the Company's common stock at a conversion price of $2.70 per share. The Summary of Terms and Conditions of the standby commitment further provided that if the Company closed a financing with a third party, whether by way of debt, equity or otherwise and there are no Convertible Debentures outstanding, then, the Total Commitment Amount was to be reduced automatically upon the closing of the financing by the lesser of: (i) the Total Commitment Amount; and (ii) the net proceeds of the financing. On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 in a private placement of shares of its common stock and warrants. The Total Commitment Amount was therefore reduced to zero, thus effectively terminating Mr. Vamvakas’ standby commitment. No portion of the standby commitment was ever drawn down by the Company, and the Company paid Mr. Vamvakas a total of $29,808 in commitment fees in February 2007.

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

On November 30, 2006, pursuant to the Series A Preferred Stock Purchase Agreement between us and OcuSense, we purchased 1,744,223 shares of OcuSense’s Series A Preferred Stock representing 50.1% of OcuSense’s capital stock on a fully diluted basis, 57.62% on an issued and outstanding basis,  for an aggregate purchase price of up to $8,000,000. On the closing of the purchase which took place on November 30, 2006, we paid $2,000,000 of the purchase price. We paid another $2,000,000 installment of the purchase price on January 3, 2007. We agreed to make additional payments totaling $4,000,000 upon the attainment of two pre-defined milestones by OcuSense prior to May 1, 2009. In June 2007, we paid OcuSense a total of $2,000,000 upon the attainment of the first of the two pre-defined milestones. We will pay the last $2,000,000 installment of the purchase price upon the attainment by OcuSense of the second of such milestones, provided that the milestone is achieved prior to May 1, 2009. The Series A Preferred Stock Purchase Agreement also makes provision for an ability on our part to increase our ownership interest in OcuSense for nominal consideration if OcuSense fails to meet certain milestones by specified dates. In addition, pursuant to the Series A Preferred Stock Purchase Agreement, we have agreed to purchase $3,000,000 of shares of OcuSense’s Series B Preferred Stock, which shall constitute 10% of OcuSense’s capital stock on a fully diluted basis at the time of purchase, upon OcuSense’s receipt from the FDA of 510(k) clearance for the DED Test and to purchase another $3,000,000 of shares of OcuSense’s Series B Preferred Stock, which shall constitute an additional 10% of OcuSense’s capital stock on a fully diluted basis at the time of purchase, upon OcuSense’s receipt from the FDA of CLIA waiver for the DED Test.

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

Financial Condition

Management believes that the existing cash and cash equivalents and short-term investments, together with the net proceeds of the bridge loan, will be sufficient to fund the Company's anticipated level of operations and other demands and commitments until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008).

As at December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Based on discussions with the Company's advisors and the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750. We consider this to be an other-than-temporary reduction in the value, accordingly, the impairment associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2007. Although we continue to receive payment of interest earned on these securities, we do not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007. Management will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which we currently expect to be able to sustain its operations in the absence of an additional capital raise by the Company.

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

With the suspension of the Company's RHEO™ System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company's disposition of SOLX, the Company no longer has any operating business. Its major asset is its 50.1% ownership stake, on a fully diluted basis, 57.62% on an issued and outstanding basis, in OcuSense. Accordingly, unless we acquire other businesses (which, in light of the Company's financial condition, is unlikely to occur), our ability to generate any revenues will be dependent almost entirely upon the success of OcuSense.

We cannot begin commercialization of the TearLab™ test for DED in the United States until we receive FDA approval. At this time, we do not know when we can expect to begin to generate revenues from the TearLab™ test for DED in the United States.

We will need additional capital in the future, and our prospects for obtaining it are uncertain. On October 9, 2007, we announced that the Board had authorized management and the Company's advisors to explore the full range of strategic alternatives available to enhance shareholder value, including, but not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of the Company. For some time prior to the October 9, 2007 announcement, the Company had been seeking to raise additional capital, with the objective of securing funding sufficient to sustain its operations as it had been clear that, unless we were able to raise additional capital, the Company would not have had sufficient cash to support its operations beyond early 2008. Although the Company secured a bridge loan in an aggregate principal amount of $3,000,000 from a number of private parties on February 19, 2008, management believes that these net proceeds, together with the Company's existing cash and cash-equivalents, will be sufficient to cover its operating activities and other demands only until approximately the end of April 2008 (assuming that the outstanding obligation of OccuLogix to pay $2,000,000 to OcuSense becomes due and payable prior to the end of April 2008). Additional capital may not be available on terms favorable to us, or at all. In addition, future financings could result in significant dilution of existing stockholders. However, unless we succeed in raising additional capital, we will be unable to continue our operations. See “Risk Factors—Risks Relating to Our Business—Our financial condition and history of losses have caused our auditors to express doubt as to whether we will be able to continue as a going concern.”

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

Revenue Recognition

The Company recognized revenue from the sale of the RHEO™ System, prior to the Company's announcement of the indefinite suspension of its RHEO™ System clinical development program, which is comprised of OctoNova pumps and the related disposable treatment sets and, prior to the Company's disposition of SOLX on December 19, 2007, from the sale of the components of the SOLX Glaucoma System which includes the SOLX 790 Titanium Sapphire Laser (“SOLX 790 Laser”) and the SOLX Gold Shunt. The Company received a signed binding purchase order from its customers. The pricing was a negotiated amount between the Company and its customers. The Company sold the components of the SOLX Glaucoma System directly to physicians and also through distributors. Revenue has been reported net of distributors’ commissions.

The Company had the obligation to train its customers and to calibrate the OctoNova pumps delivered to them. Only upon the completion of these services did the Company recognize revenue for the pumps. The Company were also responsible for providing a one-year warranty on the OctoNova pumps, and the estimated cost of providing this service was accrued at the time revenue is recognized. The treatment sets and the components of the SOLX Glaucoma System did not require any additional servicing and revenue was recognized upon passage of title. However, the Company's revenue recognition policy requires an assessment as to whether collectibility is reasonably assured, which requires the Company to evaluate the creditworthiness of its customers. The result of the assessment could materially impact the timing of revenue recognition.

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

The Company evaluates its ending inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions.  In addition, the Company assesses whether recent transactions provide indicators as to whether the net realizable value of its inventory is below its recorded cost. In April 2006, the Company sold a number of treatment sets to Veris Health Sciences Inc. (“Veris”) at a price lower than the Company's cost.  Accordingly, the Company wrote down the value of its treatment sets to reflect this current net realizable value during the year ended December 31, 2006. In light of the Company's current financial position, on November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company's portfolio and, in particular, the fact that, if the Company is unable to raise additional capital, it will not have sufficient cash to support its operations beyond early 2008. Accordingly, the Company has written down the value of its treatment sets and OctoNova pumps, the components of the RHEO™ System, to nil as of December 31, 2007 since we are not expected to be able to sell or utilize these treatment sets and OctoNova pumps prior to their expiration dates, in the case of the treatment sets, or before the technologies become outdated.

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

On November 1, 2007, we announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and are in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future.  In accordance with SFAS No. 144, we concluded that its indefinite suspension of the RHEO™ System clinical development program for Dry AMD was a significant event which may affect the carrying value of the Company's distribution agreements. Accordingly, management was required to re-assess whether the carrying value of our distribution agreements was recoverable as of December 31, 2007. Based on management’s estimates of undiscounted cash flows associated with the distribution agreements, we concluded that the carrying value of the distribution agreements was not recoverable as of December 31, 2007. Accordingly, we recorded an impairment charge of $20,923,028 during the year ended December 31, 2007 to record the distribution agreements at their fair value as of December 31, 2007.

On December 19, 2007, we sold to Solx Acquisition, all of the issued and outstanding shares of the capital stock of SOLX. The sale transaction established fair values for the Company's recorded goodwill and the Company's shunt and laser technology and regulatory and other intangible assets acquired upon the acquisition of SOLX on September 1, 2006. Accordingly, management was required to re-assess whether the carrying value of the Company's shunt and laser technology and regulatory and other intangible assets was recoverable as of December 1, 2007. Based on management’s estimates of undiscounted cash flows associated with these intangible assets, we concluded that the carrying value of these intangible assets was not recoverable as of December 1, 2007. Accordingly, we recorded an impairment charge of $22,286,383 during the year ended December 31, 2007 to record the shunt and laser technology and regulatory and other intangible assets at their fair value as of December 31, 2007.

The Company determined that, as at December 31, 2007, there have been no significant events which may affect the carrying value of its TearLab™ technology. However, the Company's prior history of losses and losses incurred during the current fiscal year reflects a potential indication of impairment, thus requiring management to assess whether the OcuSense’s TearLab™ technology was impaired as of December 31, 2007. Based on management’s estimates of forecasted undiscounted cash flows as of December 31, 2007, the Company concluded that there is no indication of an impairment of the OcuSense’s TearLab™ technology. Therefore, no impairment charge was recorded during the year ended December 31, 2007.

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

Prior to the acquisition of SOLX and OcuSense during the second half of fiscal 2006, the Company was a single reporting unit. Therefore, management determined the fair value of the Company's goodwill using the Company's market capitalization as opposed to the fair value of its assets and liabilities. As a result of the announcement on February 3, 2006, the per share price of our common stock as traded on NASDAQ decreased from $12.75 on February 2, 2006 to close at $4.10 on February 3, 2006. The 10-day average price of the stock immediately following the announcement was $3.65 and reflected a decrease in our market capitalization from $536.6 million on February 2, 2006 to $153.6 million based on the 10-day average share price subsequent to the announcement. On June 12, 2006, we announced that the FDA will require us to perform an additional study of the RHEO™ System. In addition, on June 30, 2006, we announced that we had terminated negotiations with Sowood in connection with a proposed private purchase of approximately $30,000,000 of zero-coupon convertible notes of the Company. The per share price of our common stock decreased subsequent to the June 12, 2006 announcement and again after the June 30, 2006 announcement. Based on the result of the preliminary analysis of the data from MIRA-1 and the events that occurred during the second quarter of fiscal 2006, we concluded that there were sufficient indicators of impairment leading to an analysis of our intangible assets and goodwill and resulting in our reporting an impairment charge to goodwill of $65,945,686 and $147,451,758 during the years ended December 31, 2006 and 2005, respectively.

Subsequent to the acquisition of SOLX and OcuSense, the Company determined the fair value of  acquired goodwill based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit’s net assets, including goodwill.

On December 19, 2007, the Company sold to Solx Acquisition, all of the issued and outstanding shares of the capital stock of SOLX, which had been the glaucoma subsidiary of the Company prior to the completion of this sale. The sale transaction established fair values for the Company's recorded goodwill and certain of the Company's intangible assets. Accordingly, the Company performed an impairment test of its recorded goodwill to re-assess whether its recorded goodwill was impaired as at December 1, 2007. Based on the goodwill impairment analysis performed, the Company concluded that a goodwill impairment charge of $14,446,977 should be recorded during the year ended December 31, 2007 to write down the value of its recorded goodwill to its fair value of nil as at December 31, 2007.

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

Impairment of Investments

As at December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, the Company concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750. We consider this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in the Company's consolidated statement of operations for the year ended December 31, 2007. Although we continue to receive payment of interest earned on these securities, we do not know at the present time when we will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007. We will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which we currently expect to be able to sustain our operations in the absence of an additional capital raise by the Company.

Fair Value of Warrants

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued the Warrants to these investors. The Warrants are five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company's common stock. On February 6, 2007, the Company also issued the Cowen Warrant to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants. The Cowen Warrant is a five-year warrant exercisable into an aggregate of 93,483 shares of the Company's common stock. The per share exercise price of the Warrants is $2.20, subject to adjustment, and the Warrants became exercisable on August 6, 2007. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which it is exercisable) are identical to those of the Warrants. The Company account for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133 along with related interpretation EITF 00-19. Based on the provisions of EITF 00-19, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, the Company has classified the Warrants and the Cowen Warrant as a current liability as at December 31, 2007. The estimated fair value was determined using the Black-Scholes option-pricing model. In addition, SFAS No. 133 requires the Company to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the Warrants and the Cowen Warrant as at December 31, 2007 and determined the aggregate fair value to be a nominal amount, a decrease of approximately $2,052,578 over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance.

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

As at December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750. We consider this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in the Company's consolidated statement of operations for the year ended December 31, 2007. Although we continue to receive payment of interest earned on these securities, we do not know at the present time when we will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007. We will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which we currently expect to be able to sustain our operations in the absence of an additional capital raise by the Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

OccuLogix, Inc.

December 31, 2007 and 2006

 REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OccuLogix, Inc.

We have audited the accompanying consolidated balance sheets of OccuLogix, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of our management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our previous audit report dated March 14, 2008, has been withdrawn, and the consolidated balance sheets as at December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended have been restated, as described in note 2(a) to the consolidated financial statements.

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

As discussed in Note 3 to these consolidated financial statements, the Company changed its accounting policy in regards to the accounting for income taxes for the year ended December 31, 2007. Additionally, as discussed in Note 17(e), the Company changed its accounting policy in regards to the accounting for stock-based compensation during the year ended December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OccuLogix, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2008 (except for the material weakness described in the sixth paragraph of that report, as to which the date is July 18, 2008) expressed an adverse opinion on the effectiveness of internal control over financial reporting.

Toronto, Canada,	/s/ Ernst & Young LLP
March 14, 2008 (except for note 2A,	Chartered Accountants
as to which the date is July 18, 2008).	Licensed Public Accountants

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
(Going Concern Uncertainty – See Note 1)

	As of December 31,
	2007 $	2006 $
	As restated Note 2	As restated Notes 2 and 10

ASSETS
Current
Cash and cash equivalents	2,235,832	5,705,235
Short-term investments	—	9,785,000
Amounts receivable, net of bad debt reserves of $172,992 in 2007 and nil in 2006 (note 12(e))	374,815	165,409
Inventory, net of provision for inventory obsolescence of $7,295,545 in 2007 and $5,101,394 in 2006	—	2,344,638
Prepaid expenses	481,121	548,883
Other current assets	10,442	10,442
Current assets relating to discontinued operations (note 10)	—	618,154
Total current assets	3,102,210	19,177,761
Fixed assets, net (note 6)	122,286	574,310
Patents and trademarks, net (note 7)	139,437	234,841
Investments (note 1)	863,750	—
Intangible assets, net (note 8)	11,085,054	34,998,455
Goodwill (note 5)	—	—
Other assets relating to discontinued operations (note 10)	—	43,540,051
	15,312,737	98,525,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable (note 12)	1,192,807	162,705
Accrued liabilities (notes 12 and 14)	2,873,451	1,837,158
Due to stockholders (note 11)	32,814	152,406
Current portion of other long-term liability (note 4)	—	3,000,000
Current liabilities relating to discontinued operations (note 10)	—	486,466
Total current liabilities	4,099,072	5,638,735
Deferred tax liability, net (note 13)	2,259,348	11,100,356
Other long-term liability (note 4)	—	3,420,609
Other liabilities relating to discontinued operations (note 10)	—	11,087,750
Total liabilities	6,358,420	31,247,450
Commitments and contingencies (note 16)
Minority interest	4,953,960	6,110,834
Stockholders’ equity
Capital stock (note 17)
Common stock	57,306	50,627
Par value of $0.001 per share;
Authorized: 75,000,000; Issued and outstanding:
December 31, 2007 – 57,306,145; December 31, 2006 – 50,626,562
Additional paid-in capital	362,232,031	354,175,504
Accumulated deficit	(358,288,980)	(293,058,997)
Total stockholders’ equity	4,000,357	61,167,134
	15,312,737	98,525,418

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)

	Years ended December 31,
	2007	2006	2005
	$	$	$
	As restated Note 2	As restated Notes 2 and 10	As restated Note 10
Revenue
Sales to related parties (note 12)	—	—	81,593
Sales to unrelated parties	91,500	174,259	1,758,696
Total revenue	91,500	174,259	1,840,289
Cost of goods sold
Cost of goods sold to related parties (note 12)	—	—	43,236
Cost of goods sold to unrelated parties	2,298,103	3,428,951	3,250,866
Royalty costs	100,000	100,000	100,000
Total cost of goods sold	2,398,103	3,528,951	3,394,102
	(2,306,603)	(3,354,692)	(1,553,813)
Operating expenses
General and administrative (notes 11, 12 and 17)	8,104,405	8,475,751	8,670,394
Clinical and regulatory (notes 12 and 17)	8,675,552	4,921,771	5,167,549
Sales and marketing (notes 12 and 17)	1,413,459	1,625,187	2,165,337
Impairment of goodwill (note 5)	—	65,945,686	147,451,758
Impairment of intangible asset (note 8)	20,923,028	—	—
Restructuring charges (note 9)	1,312,721	819,642	—
	40,429,165	81,788,037	163,455,038
Loss from continuing operations	(42,735,768)	(85,142,729)	(165,008,851)
Other income (expenses)
Interest income	609,933	1,370,208	1,593,366
Changes in fair value of warrant obligation (note 17(f))	1,882,497	—	—
Impairment of investments (note 1)	(1,036,250)	—	—
Interest expense	(17,228)	(14,896)	—
Other, net	18,011	30,935	(57,025)
Minority interest	1,312,178	161,179	—
	2,769,141	1,547,426	1,536,341
Loss from continuing operations before income taxes	(39,966,627)	(83,595,303)	(163,472,510)
Recovery of income taxes (note 13)	5,565,542	2,915,790	642,529
Loss from continuing operations	(34,401,085)	(80,679,513)	(162,829,981)
Loss from discontinued operations (note 10)	(35,428,898)	(1,542,384)	—
Net loss for the year	(69,829,983)	(82,221,897)	(162,829,981)
Weighted average number of shares outstanding – basic and diluted	56,628,186	44,979,692	41,931,240
Loss from continuing operations per share – basic and diluted	$(0.60)	$(1.79)	$(3.88)
Loss from discontinued operations per share – basic and diluted	(0.63)	(0.04)	—
Net loss per share – basic and diluted	$(1.23)	$(1.83)	$(3.88)

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(expressed in U.S. dollars)
As restated - Note 2
	Voting common stock at par value		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity
	shares issued
	#	$	$	$	$	$

Balance, December 31, 2004	41,806,768	41,807	336,063,557	(48,007,119)	—	288,098,245
Stock-based compensation (note 17(e))	—	—	224,776	—	—	224,776
Stock issued on exercise of options (note 17(e))	279,085	279	230,956	—	—	231,235
Subscription receivable	—	—	221,661	—	—	221,661
Contribution of inventory from related party (note 12)	—	—	167,730	—	—	167,730
Contribution of inventory from unrelated party	—	—	15,652	—	—	15,652
Fractional payout of converted shares due to preferred stockholders	—	—	(45)	—	—	(45)
Additional share issue costs related to initial public offering (note 17(d))	—	—	(88,714)	—	—	(88,714)
Net loss for the year	—	—	—	(162,829,981)	—	(162,829,981)
Balance, December 31, 2005	42,085,853	42,086	336,835,573	(210,837,100)	—	126,040,559
Stock-based compensation (note 17(e))	—	—	2,111,481	—	—	2,111,481
Stock issued on exercise of options (note 17(e))	140,726	141	270,794	—	—	270,935
Free inventory returned to related party (note 12)	—	—	(60,000)	—	—	(60,000)
Contribution of inventory from unrelated party	—	—	11,994	—	—	11,994
Shares issued on acquisition of Solx, Inc. (notes 4 and 17(d))	8,399,983	8,400	15,027,570	—	—	15,035,970
Shares issue costs	—	—	(21,908)	—	—	(21,908)
Net loss for the year	—	—	—	(82,221,897)	—	(82,221,897)
Balance, December 31, 2006	50,626,562	50,627	354,175,504	(293,058,997)	—	61,167,134

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY continued
(expressed in U.S. dollars)
As restated - Note 2
	Voting common stock at par value		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity
	shares issued
	#	$	$	$	$	$
Balance, December 31, 2006 (balance forward)	50,626,562	50,627	354,175,504	(293,058,997)	—	61,167,134

Net loss for the year	—	—	—	(69,829,983)	—	(69,829,983)

Unrealized loss on investments	—	—	—	—	(1,036,250)	(1,036,250)
Impairment of investments	—	—	—	—	1,036,250	1,036,250
Comprehensive loss						(69,829,983)

Cumulative effect of adoption of FIN 48 (note 13)	—	—	—	4,600,000	—	4,600,000
Stock-based compensation (note 17(e))	—	—	325,666	—	—	325,666
Stock issued on exercise of options (note 17(e))	2,250	2	2,226	—	—	2,228
Contribution of inventory from related party (note 12)	—	—	384,660	—	—	384,660
Contribution of inventory from unrelated party	—	—	33,643	—	—	33,643
Shares issued on private placement of common stock (note 17(d))	6,677,333	6,677	8,053,967	—	—	8,060,644
Shares issue costs	—	—	(743,635)	—	—	(743,635)
Balance, December 31, 2007	57,306,145	57,306	362,232,031	(358,288,980)	—	4,000,357

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)

	Years ended December 31,
	2007	2006	2005
	$	$	$
	As restated Note 2	As restated Notes 2 and 10	As restated Note 10

OPERATING ACTIVITIES
Net loss for the year	(69,829,983)	(82,221,897)	(162,829,981)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation (note 17(e))	480,971	2,127,043	224,776
Amortization of fixed assets	844,948	213,488	99,301
Amortization of patents and trademarks	195,494	5,608	5,712
Amortization of intangible assets	5,308,706	2,817,462	1,716,667
Impairment of goodwill (note 5)	14,446,977	65,945,686	147,451,758
Impairment of intangible assets (note 8)	43,209,411	—	—
Accretion expense (note 4)	857,400	273,195	—
Amortization of premiums/discounts on short-term investments	—	35,985	147,337
Subscription receivable – provision for doubtful amount	—	—	34,927
Change in fair value of warrant obligation (note 17(f))	(1,882,497)	—	—
Impairment of investments	1,036,250	—	—
Deferred income taxes (note 13)	(14,915,425)	(4,093,262)	(635,167)
Minority interest	(1,312,178)	(161,179)	—
Net change in non-cash working capital balances related to operations (note 18)	4,342,488	509,528	(4,925,650)
Cash used in operating activities	(17,217,438)	(14,548,344)	(18,710,320)

INVESTING ACTIVITIES
Sale of short-term investments	7,885,000	21,841,860	10,689,818
Additions to fixed assets	(267,934)	(255,886)	(202,273)
Additions to patents and trademarks	(106,228)	(105,217)	(36,290)
Acquisition costs (note 4)	—	(949,499)	—
Advance to Solx, Inc., pre-acquisition	—	(2,434,537)	—
Payments for acquisitions, net of cash acquired (note 4)	(3,000,000)	(7,678,565)	—
Cash provided by investing activities	4,510,838	10,418,156	10,451,255

FINANCING ACTIVITIES
Proceeds from exercise of common stock options (note 17(e))	2,228	270,935	231,235
Proceeds from exercise of Series A convertible preferred stock warrants (note 17(f))	—	—	186,734
Fractional payout of converted shares due to preferred stockholders	—	—	(792)
Share issuance costs	(816,493)	—	(88,714)
Proceeds from issuance of common stock (note 17(d))	10,016,000	—	—
Cash provided by financing activities	9,201,735	270,935	328,463
Net decrease in cash and cash equivalents during the year	(3,504,865)	(3,859,253)	(7,930,602)
Cash and cash equivalents, beginning of year	5,740,697	9,599,950	17,530,552
Cash and cash equivalents, end of year	2,235,832	5,740,697 (i)	9,599,950

See accompanying notes

(i)	As at December 31, 2006, cash and cash equivalents of $5,740,697 include cash and cash equivalents of discontinued operations of $35,462.

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
(expressed in U.S. dollars except as otherwise noted)

1. NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Nature of Operations

OccuLogix, Inc. (“OccuLogix” or the “Company”) is an ophthalmic therapeutic company founded to commercialize innovative treatments for age-related eye diseases. Until recently, the Company operated two business divisions, being Retina and Glaucoma. Until recently, the Company’s Retina division was in the business of developing and commercializing a treatment for dry age-related macular degeneration, or Dry AMD. The Company’s product for Dry AMD, the RHEO™ System, contains a pump that circulates blood through two filters and is used to perform the Rheopheresis™ procedure, which is referred to under the Company’s trade name RHEO™ Therapy. The Rheopheresis™ procedure is a blood filtration procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD, the most common form of the disease.

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

However, on November 1, 2007, the Company announced the indefinite suspension of its RHEO™ System clinical development program. This decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and in light of the Company’s financial position. The Company is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future. Subsequent to the Company’s fiscal 2007 year-end, as of February 25, 2008, the Company has terminated its relationship with Asahi Kasei Kuraray Medical Co., Ltd. (formerly Asahi Kasei Medical Co., Ltd.), or Asahi Medical. Asahi Medical manufactures and supplied the Company with the Rheofilter filter and the Plasmaflo filter, both of which are key components of the RHEO™ System. The Company is also engaged in discussions with Diamed Medizintechnik GmbH, or Diamed, and MeSys GmbH, or MeSys, regarding the termination of its relationship with each of them.  Diamed is the designer, and MeSys is the manufacturer, of the OctoNova pump, another key component of the RHEO™ System.

In anticipation of the delay in the commercialization of the RHEO™ System in the United States as a result of the MIRA-1 study’s failure to meet its primary efficacy endpoint and the FDA’s requirement of the Company to conduct an additional study of the RHEO™ System, the Company accelerated its diversification plans and, on September 1, 2006, acquired Solx, Inc., or SOLX, a Boston University Photonics Center-incubated company that has developed a system for the treatment of glaucoma, called the SOLX Glaucoma System. The SOLX Glaucoma System developed by SOLX includes the SOLX 790 Titanium Sapphire Laser (“SOLX 790 Laser”) and the SOLX Gold Shunt which can be used separately or together to provide physicians with multiple options to manage intraocular pressure, or IOP (note 4). Upon the acquisition of SOLX, SOLX became the Glaucoma division of the Company.

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

As part of its accelerated diversification plans, on November 30, 2006, the Company acquired 50.1% of the capital stock, on a fully diluted basis, 57.62% on an issued and outstanding basis, of OcuSense, Inc., or OcuSense, a San Diego-based company that is in the process of developing technologies that will enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers using nanoliters of tear film (note 4).

With the suspension of the Company’s RHEO™ System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company’s disposition of SOLX, the Company no longer has any operating business. Its major asset is its 50.1% ownership stake, on a fully diluted basis, in OcuSense.

Going concern uncertainty

The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company has sustained substantial losses of $69,829,983, $82,221,897 and $162,829,981 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s working capital deficiency at December 31, 2007 is $996,862, which represents a $14,535,888 reduction of its working capital of $13,539,026 at December 31, 2006. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

On October 9, 2007, the Company announced that its Board of Directors, or the Board (note 17(e)), had authorized management and the Company’s advisors to explore the full range of strategic alternatives available to enhance shareholder value. These alternatives may include, but are not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of OccuLogix. In making the announcement, the Company stated that there can be no assurance that the exploration of strategic alternatives will result in a transaction. To date, the Company has not disclosed, nor does it intend to disclose, developments with respect to its exploration of strategic alternatives unless and until the Board has approved a specific transaction.

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

On January 9, 2008, the Company announced the departure, or pending departure, of seven members of its executive team and, commencing on February 1, 2008, a 50% reduction in the salary of each of Elias Vamvakas, its Chairman and Chief Executive Officer, and Tom Reeves, its President and Chief Operating Officer. By January 31, 2008, a total of 12 non-executive employees of the Company had left the Company’s employment.

As at December 31, 2007, the Company had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than their fair value as of December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750. The Company considers this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in the Company’s consolidated statement of operations for the year ended December 31, 2007. Although the Company continues to receive payment of interest earned on these securities, the Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007. Management will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which the Company currently expects to be able to sustain its operations in the absence of an additional capital raise by the Company.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company were not able to continue in existence as a going concern.

2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

A.  Correction of an error related to the method of consolidation of OcuSense Inc.

Background Information

On November 30, 2006, OccuLogix acquired 1,754,589 Series A preferred shares of OcuSense. The purchase price of these shares was made up of two fixed payments of $2.0 million each to be made on the date of the closing of the transaction (i.e. November 30, 2006) and on January 3, 2007.  In addition, subject to OcuSense achieving certain milestones, the Company was required to pay two additional milestone payments of $2.0 million each.

Upon acquiring the Series A preferred shares, OccuLogix and the existing common shareholders entered into a voting agreement.  The voting agreement provides the founding shareholders of OcuSense, as defined in the voting agreement, with the right to appoint two board members and OccuLogix with the right to also appoint two directors.  A selection of a fifth director is mutually agreed upon by both OccuLogix and the founding stockholders, each voting as a separate class.  The voting agreement is subject to termination under the following scenarios: a) a change of control; b) majority approval of each of OccuLogix and the founding stockholders; and c) conversion of all outstanding shares of the Company’s preferred shares to common shares.  OccuLogix has the ability to force the conversion of all of the preferred shares to common shares and thus has the ability to effect a termination of the voting agreement, but this would require conversion of its own preferred shares and the relinquishment of the rights and obligations associated with the preferred shares.

The rights and obligations of the Series A preferred shareholders are as follows:

•	Voting – Holders of the Series A preferred shares are entitled to vote on an as-converted basis. Each Series A preferred share is entitled to one vote per share.
•	Conversion features – Series A preferred shares are convertible to common shares on a one-for-one basis at the option of OccuLogix.
•	Dividends – The preferred shares are entitled to non-cumulative dividends at 8%, and additional dividends would be shared between common and preferred shares on a per-share basis.
•
Redemption features – Subsequent to November 30, 2011, the preferred shares may be redeemed at the option of OccuLogix, at the higher of the original issue price and the fair market value of the common shares into which the preferred shares could be converted.

•	Liquidation preferences – Series A preferred shares have a liquidation preference over common shares up to the original issue price of the preferred shares (including the milestone payments).

Immediately after the OccuLogix investment in OcuSense, OcuSense had the following capital structure:

Description	Number
Common shares	1,222,979
Series A preferred shares – OccuLogix	1,754,589
Series A preferred shares – Other unrelated parties	67,317
Total	3,044,885
Potentially dilutive instruments
Warrants	89,965
Stock options	367,311
Fully diluted	3,502,161

Based on the above capital structure, on a fully diluted basis, OccuLogix’s voting percentage was determined to be 50.1%. On a current voting basis, OccuLogix’s voting interest is 57.62%. We previously consolidated OcuSense based on an ownership percentage of 50.1%.

Interpretation and Related Accounting Treatment

Since November 30, 2006, the date of the acquisition, the Company has consolidated OcuSense on the basis of a voting control model, as a result of the fact that it owns more than 50% of the voting stock of OcuSense and that the Company has the ability to convert its Series A preferred shares into common shares, which would result in termination of the voting agreement between the founders and OccuLogix and which would result in OccuLogix gaining control of the board of directors.

However, after further consideration, the Company has now determined that, as a result of the voting agreement between OccuLogix and certain founding stockholders of OcuSense, OccuLogix is not able to exercise voting control as contemplated in ARB 51, “Consolidated Financial Statements” (“ARB 51”) unless the Company converts its Series A preferred shares.  For purpose of assessing voting control in accordance with ARB 51, accounting principals generally accepted in the United States (“U.S. GAAP”) do not take into consideration such conversion rights. Accordingly OccuLogix does not have the ability to exercise control of OcuSense, in light of the voting agreement that currently exists between the founding stockholders and OccuLogix.

In addition to the above consideration, the Company also determined that OcuSense is a Variable Interest Entity and that OccuLogix is the primary beneficiary based on the following:

•
OcuSense is a development stage enterprise (as defined under FAS 7, “Accounting and Reporting by Development Stage Enterprises”) and therefore is not considered to be a business under U.S. GAAP.  Accordingly, OcuSense is not subject to the business scope exception.

•
The Company noted that the holders of the Series A preferred shares (including OccuLogix) have the ability to redeem their shares at the greater of their original subscription price and their fair value on an as-converted basis.  As such, their investment is not considered to be at-risk equity.

•
Additionally, as a result of the voting agreement between OccuLogix and the founding stockholders of OcuSense, voting control of OcuSense is shared between OccuLogix and OcuSense.  Accordingly, the common stockholders, who represent the sole class of at-risk equity, cannot make decisions about an entity’s activities that have a significant effect on the success of the entity without the concurrence of OccuLogix.

FIN 46(R) requires that the enterprise which consolidates the VIE be the primary beneficiary of that entity. The primary beneficiary is the entity that will absorb a majority of the VIE’s expected losses, receive a majority of the entity’s expected returns, or both. At the time of acquisition, it was expected that the Company would contribute virtually all of the required funding until commercialization through the acquisition of the Series A preferred shares and future milestone payments as described above.  The common stockholders were expected to make nominal equity contributions during this period.  Therefore, based primarily on qualitative considerations, the Company believes that it is the primary beneficiary of OcuSense and should consolidate OcuSense using the variable interest model.

The Company has noted that the initial measurement of assets, liabilities and non-controlling interests under FIN 46(R) differs from that which is required under FAS 141, “Business Combinations”.  In particular, under FIN 46(R), assets, liabilities and non-controlling interest shall be measured initially at their fair value. The Company previously recorded non-controlling interest based on the historical carrying values of OcuSense’s assets and liabilities, and as a result consolidation under FIN 46(R) will result in material revisions to the amounts previously reported in the Company’s consolidated financial statements.

Assets acquired and liabilities assumed consisted solely of working capital and of a technology intangible asset relating to patents owned by OcuSense.  Before consideration of deferred tax, the fair value of the assets acquired was greater than the fair value of the liabilities assumed and the non-controlling interest.  Because OcuSense does not comprise a business, as defined in Emerging Issues Task Force (“EITF”) 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, the Company  applied the simultaneous equation method as per EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”, and adjusted the assigned value of the non-monetary assets acquired (consisting solely of the technology asset) to include the deferred tax liability.

The Company also considered the appropriate accounting for the milestone payments, as a result of the fact that it has determined that it should apply the initial measurement guidance in FIN 46(R).  The Company notes that subsequent to initial consolidation, the milestone payment liability represents a contingent liability to a controlled subsidiary, and as such, the liability will eliminate on consolidation.  Previously, the Company adjusted the minority interest at the date of each milestone payment to reflect the non-controlling interest’s share in the additional cash of the subsidiary, with an offsetting increase to the non-monetary assets acquired (consisting solely of the technology intangible asset) reflecting the increased actual cost of obtaining those non-monetary assets.

The Company notes that because the non-controlling interest is required to be measured at fair value on acquisition of OcuSense, the fair value of the milestone payments as of the date of acquisition will be embedded in the initial measurement of non-controlling interest.  As such, it would be inappropriate to record additional minority interest based on the full amount of the milestone payment applicable to the minority interest.  Accordingly, the Company has accounted for the milestone payments as follows:

•
The Company determined the fair value of the milestone payments on the date of acquisition, by incorporating the probability that the milestone payments will be made, as well as the time value associated with the planned settlement date of the payments.

•
Upon payment of the milestone payments, the Company recorded the minority interest portion of the change in fair value of the milestone payment (i.e. the minority interest portion of the ultimate value of the milestone payment less the initial fair value determination) as an expense, with a corresponding increase to minority interest, to reflect the additional value provided to the minority interest in excess of that contemplated on the acquisition date.

The following is a summary of the significant effects of the restatements on the Company’s consolidated balance sheets as of December 31, 2007 and 2006 and its consolidated statements of operations and cash flows for the fiscal years ended December 31, 2007 and 2006:

	December 31, 2007				December 31, 2006
	As previously reported(1)	Adjustment	As restated		As previously reported(1)	Adjustment	As restated
Consolidated Balance Sheets

Intangible Assets	5,770,677	5,314,377	11,085,054		26,876,732	8,121,723	34,998,455
Deferred Tax	—	2,259,348	2,259,348		7,851,667	3,248,689	11,100,356
Minority Interest	—	4,953,960	4,953,960		1,184,844	4,925,990	6,110,834
Additional paid-in capital	362,402,899	(170,868)	362,232,031		354,191,066	(15,562)	354,175,504
Accumulated deficit	(356,560,917)	(1,728,063)	(358,288,980)		(293,021,603)	(37,394)	(293,058,997)

Consolidated Statements of Operations

General and administrative	7,373,726	730,679	8,104,405		8,407,501	68,250	8,475,751
Minority interest	2,182,843	(870,665)	1,312,178		157,624	3,555	161,179
Recovery of income taxes	5,654,868	(89,326)	5,565,542		2,888,490	27,300	2,915,790
Loss from continuing operations	(32,710,416)	(1,690,669)	(34,401,085)		(80,642,119)	(37,394)	(80,679,513)
Net loss for the year	(68,139,314)	(1,690,669)	(69,829,983)		(82,184,503)	(37,394)	(82,221,897)

Consolidated Statements of Cash Flows
Cash used in operating activities

Net loss for the year	(68,139,314)	(1,690,669)	(69,829,983)		(82,184,503)	(37,394)	(82,221,897)
Amortization of intangibles	4,578,027	730,679	5,308,706		2,749,212	68,250	2,817,462
Deferred income taxes	(15,004,750)	89,325	(14,915,425	) )	(4,065,962)	(27,300)	(4,093,262)
Minority interest	(2,182,843)	870,665	(1,312,178)		(157,624)	(3,555)	(161,179)
(1)	Amounts reflected correction of prior years amounts related to stock options granted to consultants as noted below.

The impact of the above restatement on the Company’s unaudited quarterly financial information is presented in Note 22

B.  Correction of an error related to accounting for stock options

In accordance with the U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company’s comparative consolidated financial statements have been corrected to reflect the Company’s accounting for stock options granted during fiscal 2005 to certain consultants that were subject to performance conditions.  The vesting of these options was contingent upon the attainment of FDA approval of the RHEO™ System.  These stock options were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and subsequently in accordance with SFAS No. 123(R) (revised 2004), “Stock-Based Compensation” (“SFAS No. 123R”) upon the Company’s adoption of SFAS No. 123(R) on January 1, 2006. The total fair value of these options was estimated at the date of grant and was being amortized, over the Company’s estimate of the expected vesting period, as stock-based compensation expense in the Company’s consolidated statements of operations.  In preparing the consolidated financial statements for the year ended December 31, 2007, the Company noted that these options should have been accounted for in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, (“EITF 96-18”) which requires that if, on the measurement date of the award, the quantity or any of the terms of the equity instruments are dependent on the achievement of performance conditions which result in a range of fair values, the lowest aggregate amount should be used.

Based on the provisions of EITF 96-18, the Company concluded that no stock-based compensation expense should have been recorded for these options. Since the effect of the error on the individual prior periods’ consolidated financial statements was immaterial, the Company has adjusted the comparative consolidated financial statements of prior years to reflect the correction of this error without undertaking a restatement of the prior periods’ consolidated financial statements. The following financial statement line items for fiscal 2006 and 2005 were affected by the correction of the error:

	Previously reported (ii)	Corrected amount (ii)	Effect of error
	$	$	$
Balance Sheets
As of December 31, 2006

Additional paid-in capital	354,320,116	354,191,066	(129,050)
Accumulated deficit	(293,150,653)	(293,021,603)	129,050

As of December 31, 2005

Additional paid-in capital	336,977,578	336,835,573	(142,005)
Accumulated deficit	(210,979,105)	(210,837,100)	142,005

Statements of Operations
Year ended December 31, 2006

General and administrative(i)	8,452,915	8,407,501	45,414
Clinical and regulatory(i)	4,956,207	4,921,771	34,436
Sales and marketing(i)	1,639,428	1,625,188	14,240
Loss from continuing operations	(80,736,209)	(80,642,119)	94,090
Cumulative effect of a change in accounting principle	107,045	—	(107,045)
Net loss for the year	(82,171,548)	(82,184,503)	(12,955)

Year ended December 31, 2005

General and administrative expenses	8,729,456	8,670,394	59,062
Clinical and regulatory expenses	5,250,492	5,167,549	82,943
Loss from continuing operations	(162,971,986)	(162,829,981)	142,005
Net loss for the year	(162,971,986)	(162,829,981)	142,005

	Previously reported	Corrected amount	Effect of error
	$	$	$

Statements of Cash Flows

Year ended December 31, 2006

Operating Activities
Adjustments to reconcile net loss to cash used in operations
Stock-based compensation(i)	2,221,133	2,127,043	94,090
Cumulative effect of a change in accounting principle	(107,045)	—	(107,045)

Year ended December 31, 2005

Operating Activities
Adjustments to reconcile net loss to cash used in operations
Stock-based compensation	366,781	224,776	142,005

(i)	The comparative figures for the year ended December 31, 2006 have been reclassified to reflect the effect of discontinued operations.

(ii)	These amounts do not reflect any adjustments related to the accounting for the Company’s investment in OcuSense, as previously discussed.

The cumulative effect of the correction for the years ended December 31, 2006 and 2005 on basic and diluted net loss per share was nil.

3. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in conformity with U.S. GAAP.

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

Revenue recognition

Prior to the Company’s announcement of the indefinite suspension of its RHEO™ System clinical development program, the Company recognized revenue from the sale of the RHEO™ System, which is comprised of OctoNova pumps and the related disposable treatment sets, and, prior to the Company’s disposition of SOLX on December 19, 2007, the Company recognized revenue from the sale of the components of the SOLX Glaucoma System which includes the SOLX 790 Laser and the SOLX Gold Shunt. The Company received a signed binding purchase order from its customers. The pricing was a negotiated amount between the Company and its customers. The Company sold the components of the SOLX Glaucoma System directly to physicians and also through distributors. Revenue has been reported net of distributors’ commissions.

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

Cost of goods sold

Cost of sales includes costs of goods sold and royalty costs. The Company’s cost of goods sold consists primarily of costs for the manufacture of the RHEO™ System, prior to the Company’s announcement of the indefinite suspension of its RHEO™ System clinical development program, and the SOLX Glaucoma System, prior to the Company’s disposition of SOLX on December 19, 2007. Cost of sales also includes the costs the Company incurs for the purchase of component parts from its suppliers, applicable freight and shipping costs, fees related to warehousing, logistics inventory management and recurring regulatory costs associated with conducting business and ISO certification. In addition to these direct costs, included in the cost of goods sold are licensing costs associated with distributing the RHEO™ System in Canada and minimum royalty payments due to Mr. Hans Stock and Dr. Richard Brunner that are only recoverable based on sufficient volume (notes 11 and 12).

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

Bad debt reserves

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, a specific allowance against amounts due to the Company is recorded, which reduces the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. As at December 31, 2007 and 2006, the Company had bad debt reserves of $172,992 and nil, respectively. The Company expensed amounts related to bad debt reserves of nil, nil and $518,852 during the years ended December 31, 2007, 2006 and 2005, respectively, and set up a provision for $172,992, nil and $530,445, representing invoices for products shipped, plus related taxes, to a customer during the years ended December 31, 2007, 2006 and 2005, respectively, for which revenue was not recognized due to the likelihood that the customer would not be able to pay for the amounts invoiced.

Inventory

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.

The Company evaluates its ending inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology, market conditions and the question of whether recent transactions provide indicators as to whether the net realizable value of its inventory is below its recorded cost. In April 2006, the Company sold a number of treatment sets to Veris Health Sciences Inc. (“Veris”) at a price lower than the Company’s cost.  Accordingly, the Company wrote down the value of its treatment sets to reflect this current net realizable value during the year ended December 31, 2006. In light of the Company’s current financial position, on November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company had been unable to raise additional capital, it would not have had sufficient cash to support its operations beyond early 2008. Accordingly, the Company has written down the value of its treatment sets and OctoNova pumps, the components of the RHEO™ System, to nil as of December 31, 2007 since the Company is not expected to be able to sell or utilize these treatment sets and OctoNova pumps prior to their expiration dates, in the case of the treatment sets, or before the technologies become outdated.

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

The Company’s intangible assets as at December 31, 2007 are comprised of the value of the exclusive distribution agreements the Company had with Asahi Medical, Diamed and MeSys and the value of the TearLab™ technology acquired upon the acquisition of 50.1% of the capital stock of OcuSense on a fully diluted basis 57.62% on an issued and outstanding basis. The Company’s intangible assets are being amortized using the straight-line method over an estimated useful life of 10 years.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007 and for interim periods within those fiscal years. On February 12, 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No 157” (FSP No. 157-2”). FSP No. 157-2 amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial  assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any up-front costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning on or after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The adoption of SFAS No. 159 will not have a material impact on the Company’s results of operations and financial position.

In June 2007, FASB’s EITF issued EITF  No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). EITF No. 06-11 requires that the tax benefits related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF No. 06-11 is effective prospectively to the income tax benefits on dividends declared in fiscal years beginning on or after December 15, 2007. The Company is currently evaluating the impact the adoption of EITF No. 06-11 will have on its results of operations and financial position.

In December 2007, FASB issued SFAS No. 141R (revised 2007), “Business Combinations (a revision of Statement No. 141)” (“SFAS No. 141R”). SFAS No. 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including those business combinations achieved without the transfer of consideration. SFAS No. 141R retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. SFAS No. 141R expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. In addition, SFAS No. 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Also, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. SFAS No. 141R is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 141R will have on its results of operations and financial position.

In December 2007, FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that consolidated net income include the amounts attributable to both the parent and the non-controlling interest. SFAS No. 160 is effective for interim periods beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its results of operations and financial position.

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

The Company acquired SOLX by way of a merger, in connection with which the Company issued an aggregate of 8,399,983 shares of its common stock and paid $7,000,000 in cash to the stockholders of SOLX. The Company made an additional payment of $3,000,000 in cash on the first anniversary of the September 1, 2006 closing and was expected to make an additional payment of $5,000,000 in cash to the former stockholders of SOLX on the second anniversary of the September 1, 2006 closing.  In addition, if SOLX received final FDA approval for the marketing and sale of the SOLX Gold Shunt on or prior to December 31, 2007, the Company was expected to make an additional payment of $5,000,000 in cash to the former stockholders of SOLX. The stock consideration was valued based on a per share price of $1.79, being the weighted-average closing sale price of the Company’s common stock as traded on the NASDAQ Global Market (“NASDAQ”) over the two-day trading period before and after August 1, 2006, being the date the terms of the acquisition of SOLX were agreed to and announced.  The Company recorded the cash payment paid on the first anniversary of the closing date as a current liability as of December 31, 2006. The $5,000,000 due on the second anniversary of the closing date was recorded as a long-term liability at its present value, discounted at the incremental borrowing rate of the Company as at August 1, 2006. The difference between the discounted value and the $5,000,000 payable was being amortized using the effective yield method over the two-year period with the monthly expense being charged as an interest expense in the Company’s consolidated statements of operations. In accordance with SFAS No. 141, “Business Combinations”, the contingent payment of $5,000,000 was not included in the determination of the purchase price or recorded as a liability as the receipt of FDA approval for the marketing and sale of the SOLX Gold Shunt on or prior to December 31, 2007 was subject to many variables, the outcome of which was not determinable beyond reasonable doubt.

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

In estimating the fair value of the intangible assets acquired, the Company considered a number of factors, including discussion with SOLX management, review of historic financial information, future revenue and expense estimates and a review of the economic and competitive environment. As a result, the Company used the income approach to value SOLX’s shunt and laser technology (consisting of the SOLX Gold Shunt and the SOLX 790 Laser) and the cost approach to value the regulatory and other intangible assets acquired (note 8).

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

OcuSense, Inc.

On November 30, 2006, the Company acquired 50.1% of the capital stock of OcuSense, measured on a fully diluted basis, and 57.62% measured on an issued and outstanding basis. OcuSense’s first product, which is currently under development, is a hand-held tear film test for the measurement of osmolarity, a quantitative and highly specific biomarker that has shown to correlate with dry eye disease, or DED. The test is known as the TearLab™ test for DED. The results of OcuSense’s operations have been included in the Company’s consolidated financial statements since November 30, 2006.

Pursuant to the terms of the Series A Preferred Stock Purchase Agreement (the "Series A Preferred Stock Purchase Agreement"), dated as of November 30, 2006, between OcuSense and the Company, the Company purchased 1,754,589 shares of OcuSense's Series A Preferred Stock, par value of $0.001 per share, representing 50.1% of OcuSense's capital stock on a fully diluted basis, and 57.62% on an issued and outstanding basis, for an initial purchase price of $4,000,000. OccuLogix paid $2,000,000 of the initial purchase price on the closing of the purchase, which took place on November 30, 2006 and paid $2,000,000, the balance of the initial purchase price, on January 3, 2007. In connection with the purchase, OccuLogix incurred transaction costs of $171,098, thus establishing the total initial purchase price at $4,171,098. In addition, pursuant to the Series A Stock Purchase Agreement, the Company was obligated to make two additional payments to OcuSense of $2,000,000 each, subject to OcuSense's achievement of two pre-defined milestones. In June 2007, the Company made the first of these $2,000,000 payments to OcuSense upon its achievement of the first of these two pre-defined milestones. The Company will make the second of these $2,000,000 payments upon the achievement by OcuSense of the second of the two pre-defined milestones, provided that that milestone is achieved prior to May 1, 2009.

OcuSense is considered to be a VIE and OccuLogix is considered to be the primary beneficiary of OcuSense’s activities. Accordingly, under FIN 46(R), the assets, liabilities and non-controlling interest shall be measured  initially at their fair value.

Assets acquired and liabilities assumed consisted primarily of working capital and of a technology intangible asset relating to patents owned by OcuSense.  Before consideration of deferred tax, the fair value of the assets acquired was greater than the fair value of the liabilities assumed and the non-controlling interest.  Because OcuSense does not comprise a business, as defined in EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, the Company  applied the simultaneous equation method as per EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”, and adjusted the assigned value of the non-monetary assets acquired (consisting solely of the technology asset) to include the deferred tax liability.

The fair values of  OcuSense’s assets, liabilities and minority interest, at the date of acquisition, were as follows:

As at November 30
2006

Net tangible assets	$2,690,316
Intangible assets	$12,895,388
Deferred taxes	$(5,158,155)
Minority interest	$(6,256,451)
$4,171,098

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

The Company’s goodwill amount by reporting unit is as follows:

	Retina	Glaucoma	Total
	$	$	$

Balance, December 31, 2005	65,945,686	—	65,945,686
Acquired during the year	—	14,446,977	14,446,977
Impairment loss recognized	(65,945,686)	—	(65,945,686)
Balance, December 31, 2006	—	14,446,977	14,446,977
Impairment loss recognized	—	(14,446,977)	(14,446,977)
Balance, December 31, 2007	—	—	—

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

Based on the November 1, 2007 announcement and in accordance with SFAS No. 144, the Company determined that the carrying value of certain of the Company’s patents and trademarks was not recoverable as of December 31, 2007. Accordingly, during the year ended December 31, 2007, the Company recorded a $190,873 reduction to the carrying value of its patents and trademarks related to the RHEO™ System, which reflects a write-down of these patents and trademarks to a value of nil as of December 31, 2007. The Company did not write down the carrying value of any of its patents and trademarks during the years ended December 31, 2006 and 2005.

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

8. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of the exclusive distribution agreements that the Company has with its major suppliers and other acquisition-related intangibles. The Company has no indefinite-lived intangible assets. The distribution agreements were being amortized using the straight-line method over an estimated useful life of 15 years while the other acquisition-related intangible assets are amortized using the straight-line method over an estimated useful life of 10 years, respectively. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $5,308,706, $2,817,462 and $1,716,667, respectively, of which $2,731,667, $993,333 and nil is included as amortization expense of discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively (note 10).

Intangible assets subject to amortization consist of the following:

As at December 31, 2007
	Cost	Accumulated Amortization
	$	$
Distribution agreements	—	—
Shunt and laser technology	—	—
Regulatory and other	—	—
TearLab™ technology	12,482,054	1,397,000
	12,482,054	1,397,000
Intangible assets were reduced by $413,333 in the year to reflect the effect of tax losses benefited which became unrestricted in the year.

	As at December 31, 2006
	Cost	Accumulated Amortization
	$	$
Distribution agreements	25,750,000	3,539,471
Shunt and laser technology	27,000,000	900,000
Regulatory and other	2,800,000	93,333
TearLab™ technology	12,895,388	107,462
	68,445,388	4,640,266

Estimated amortization expense for the intangible assets and contemporaneous reduction in a preexisting valuation allowance for each of the next five years and thereafter is as follows:

Amortization of intangible assets
$
2008	1,289,539
2009	1,289,539
2010	1,289,539
2011	1,289,539
2012 and thereafter	5,926,898
11,085,054

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

On January 9, 2008, the Company announced the termination of employment of certain members of its executive team in light of the Company’s current financial situation and in connection with the indefinite suspension of its RHEO™ System clinical development program and the sale of SOLX. In accordance with SFAS No. 146, the Company recognized a total of $1,312,721 in restructuring charges during the year ended December 31, 2007. The total restructuring charges of $1,312,721 recorded in the year ended December 31, 2007 consist solely of severance and benefit costs related to the termination of a total of eight employees at both the Company’s Mississauga, Ontario and Palm Harbor, Florida offices. All severance and benefit costs are yet to be paid as at December 31, 2007.

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

The Company entered into a distributorship agreement (the “Distribution Agreement”), effective October 20, 2006, with Asahi Medical. The Distribution Agreement replaced the 2001 distributorship agreement between Asahi Medical and the Company, as supplemented and amended by the 2003, 2004 and 2005 Memoranda. Pursuant to the Distribution Agreement, the Company had distributorship rights to Asahi Medical's Plasmaflo filter and Asahi Medical's second-generation polysulfone Rheofilter filter on an exclusive basis in the United States, Mexico and certain Caribbean countries (collectively, “Territory 1-a”), on an exclusive basis in Canada, on an exclusive basis in Colombia, Venezuela, New Zealand, Australia (collectively, “Territory 2”) and on a non-exclusive basis in Italy.

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

On June 25, 2003, the Company entered into a reimbursement agreement with Apheresis Technologies, Inc. (“ATI”) pursuant to which employees of ATI, including Mr. John Cornish, one of the Company’s stockholders and its former Vice President, Operations, provided services to the Company and ATI is reimbursed for the applicable percentage of time the employees spend working for the Company. Effective April 1, 2005, the Company terminated its reimbursement agreement with ATI, as a result of which termination the Company no longer compensated ATI in respect of any salary paid to, or benefits provided to, Mr. Cornish by ATI. Until April 1, 2005, Mr. Cornish did not have an employment contract with the Company and received no direct compensation from the Company. On April 1, 2005, Mr. Cornish entered into an employment agreement with the Company under which he received an annual base salary of $106,450, representing compensation to him for devoting 80% of his time to the business and affairs of the Company. Effective June 1, 2005, the Company amended its employment agreement with Mr. Cornish such that he began to receive an annual base salary of $116,723, representing compensation to him for devoting 85% of his time to the business and affairs of the Company. Effective April 13, 2006, the Company further amended its employment agreement with Mr. Cornish such that his annual base salary was decreased to $68,660 in consideration of his devoting 50% of his time to the business and affairs of the Company. In light of the Company’s current financial situation, and in connection with the indefinite suspension of its RHEO™ System clinical development program and the sale of SOLX, the Company terminated the employment of Mr. Cornish effective January 4, 2008.

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

The Company entered into a consultancy and non-competition agreement on July 1, 2003 with the Center for Clinical Research (“CCR”), then a significant stockholder of the Company, which requires the Company to pay a fee of $5,000 per month. For the year ended December 31, 2003, CCR agreed to forego the payment of $75,250 due to it in exchange for options to purchase 20,926 shares of the Company’s common stock at an exercise price of $0.13 per share. In addition, CCR agreed to the repayment of the balance of $150,500 due to it at a rate of $7,500 per month beginning in July 2003. On August 22, 2005, the Company amended the consultancy and non-competition agreement with CCR such that the fee payable to it was increased from $5,000 to $15,000 per month effective January 1, 2005. The monthly fee is fixed regardless of actual time incurred by CCR in performance of the services rendered to the Company. The agreement allows either party to convert the payment arrangement to a fee of $2,500 daily. In the event of such conversion, CCR shall provide services on a daily basis as required by the Company and will invoice the Company for the total number of days that services were provided in that month. The amended consultancy and non-competition agreement provides for the payment of a one-time bonus of $200,000 upon receipt by the Company of FDA approval of the RHEO™ System and the grant of 60,000 options to CCR at an exercise price of $7.15 per share. The stockholders of the Company approved the adjustment of the exercise price of these options to $2.05 per share on June 23, 2006. These options were scheduled to vest as to 100% when and if the Company receives FDA approval of the RHEO™ System on or before November 30, 2006, as to 80% when and if the Company receives FDA approval after November 30, 2006 but on or before January 31, 2007 and as to 60% when and if the Company receives FDA approval after January 31, 2007. In August 2006, by letter agreement between the Company and CCR, it was agreed that the monthly fee of $15,000 would be suspended at the end of August 2006 until CCR’s services are required by the Company in the future. This resulted in a consulting expense, included within clinical and regulatory expense for the years ended December 31, 2007 and 2006, of $10,000 and $125,000, respectively.

On September 29, 2004, the Company signed a product purchase agreement with Veris for its purchase from the Company of 8,004 treatment sets over the period from October 2004 to December 2005, a transaction valued at $6,003,000, after introductory rebates. However, due to delays in opening its planned number of clinics throughout Canada, Veris no longer required the contracted-for number of treatment sets in the period. The Company agreed to the original pricing for the reduced number of treatment sets required in the period. Dr. Jeffrey Machat, who is an investor in, and one of the directors of, Veris, was a co-founder and former director of TLC Vision. In December 2005, by letter agreement, the Company agreed to the volume and other terms for the purchase and sale of treatment sets and pumps for the period ending February 28, 2006. As of December 31, 2005, the Company had received a total of $1,779,566 from Veris. Included in amounts receivable, net at December 31, 2005 was $1,049,297 due from Veris for the purchase of additional pumps and treatment sets. Veris agreed to the payment of interest at the rate of 8% per annum on all amounts outstanding for more than 45 days up to March 31, 2006, the expected date of final payment. In January 2006, the Company received from Veris an interest payment of $4,495 on amounts outstanding for more than 45 days to December 31, 2005. On February 3, 2006, the Company announced that the MIRA-1 clinical trial had not met its primary efficacy endpoint and that it would be more likely than not that the Company will be required to conduct a follow-up clinical trial of the RHEO™ System in order to support its Pre-Market Approval application to the FDA. Because of this delay in being able to pursue commercialization of the RHEO™ System in the United States and the resulting market reaction to this news and based on discussions with Veris, the Company believed that Veris would not be able to meet its financial obligations to the Company. Therefore, during the year ended December 31, 2005, the Company recorded an allowance for doubtful accounts of $1,049,297 against the amount due from Veris and did not accrue additional interest on the amount outstanding during the year ended December 31, 2006.

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

13. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007 $	2006 $

Deferred tax assets
Intangible assets	144,644	85,855
Fixed assets	50,902	(49,039)
Stock options	4,998,697	4,845,559
Accruals and other	2,935,841	2,171,458
Capital loss carry forward	12,801,402	-
Net operating loss carry forwards	27,292,240	19,231,065
	48,223,726	26,284,898
Valuation allowance as previously reported	(45,915,455)	(24,274,293)
Timing differences of VIE accounting on the valuation allowance	(133,597)	—
Valuation allowance as restated	(46,049,052)	(24,274,293)
Deferred tax asset of continuing operations as restated	2,174,674	2,010,605
Deferred tax asset of discontinued operations	—	773,395
	2,174,674	2,784,000

Deferred tax liability of continuing operations as previously stated	(2,308,271)	(9,862,272)
Adjustment for the tax effect of VIE accounting on the change in the valuation of intangible assets.	(2,125,751)	(3,248,689)
Deferred tax liability of continuing operations as restated	(4,434,022)	(13,110,961)
Deferred tax liability of discontinued operations	—	(11,861,145)
	(4,434,022)	(24,972,106)

Deferred tax liability of continuing operations, net	(2,259,348)	(11,100,356)
Deferred tax liability of discontinued operations, net	—	(11,087,750)

The following is a reconciliation of the recovery of income taxes between those that are expected, based on substantively enacted tax rates and laws, to those currently reported:

	December 31,
	2007	2006	2005
	restated note 2	restated – notes 2 and 10
	$	$	$

Loss from continuing operations before income taxes	(39,966,628)	(83,595,303)	(163,472,510)

Expected recovery of income taxes	(14,568,150)	(30,281,154)	(60,486,249)
Goodwill impairment	(14,165,305)	23,740,447	54,557,150
Non-controlling interest	(524,871)	(64,472)	—
Stock-based compensation	(677,699)	55,117	38,628
Rate change	—	322,321	12,923
Tax-free income	—	(864)	(46,979)
Return to provision	(35,270)	(180,455)	1,252,842
Non-deductible expenses	252,519	89,360	19,656
Change in valuation allowance	24,153,234	3,404,910	4,009,500
Recovery of income taxes from continued operations	(5,565,542)	(2,915,790)	(642,529)
Recovery of income taxes from discontinued operations	(9,349,882)	(1,182,005)	—
Total recovery of income taxes	14,915,425	(4,097,795)	(642,529)

The Company and its subsidiaries have current and prior year losses available to reduce taxable income and taxes payable in future years and, if these losses are not utilized, they will expire as follows:

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

15. MINORITY INTEREST

As previously discussed in; Note 2A OcuSense was determined to be a VIE and OccuLogix was the primary beneficiary.

On acquisition of OcuSense, FIN 46(R) requires that the non-controlling interest be measured initially at fair value.

Minority interest reflects the initial fair value of the minority’s 42.38% interest in OcuSense’s  net assets which are comprised of working capital and intangible assets as at the November 30, 2006 acquisition date, less the minority’s proportionate interest in losses incurred to date, plus the fair value of all vested options and warrants issued to parties other than OccuLogix as of the date of acquisition, as well as the value of options and warrants vested and issued after the acquisition date.

In addition, the Company has accounted for the milestone payments, made subsequent to the acquisition date,  as follows:

•
The Company determined the fair value of the milestone payments on the date of acquisition by incorporating the probability that the milestone payments will be made, as well as the time value associated with the planned settlement date of the payments.

•
Upon payment of the milestone payments, the Company recorded the minority interest portion of the change in fair value of the milestone payment (i.e., the minority interest portion of the ultimate value of the milestone payment less the initial fair value determination) as an expense, with a corresponding increase to minority interest, to reflect the additional value provided to the minority interest in excess of that contemplated on the acquisition date.

	Years Ended December 31		Cumulatively
	2007	2006	from November 30, 2006 date of acquisition
	$	$	$

Minority interest at the beginning of period	6,110,834	6,256,451	6,256,451
Minority share of loss from operations in the period	(1,931,042)	(133,856)	(2,064,899)
Fair value of stock-based compensation	155,305	15,562	170,867
Increment on completion of milestone payment	130,291	—	130,291
Minority share of amortization of intangible assets	(327,872)	(27,323)	(355,195)
Minority share of tax loss benefited	816,444	—	816,444
Minority interest at the end of period	4,953,960	6,110,834	4,953,961 3,960,362

16. COMMITMENTS AND CONTINGENCIES

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
950,000

In addition, the Company entered into a consultancy and non-competition agreement on July 1, 2003 with CCR (note 12), which requires the Company to pay a fee of $5,000 per month. On August 22, 2005, the Company amended the consultancy and non-competition agreement with CCR such that the fee payable was increased from $5,000 to $15,000 per month effective January 1, 2005. The monthly fee is fixed regardless of actual time incurred by CCR in performance of the services rendered to the Company. The agreement allows either party to convert the payment arrangement to a fee of $2,500 daily. In the event of such conversion, CCR shall provide services on a daily basis as required by the Company and will invoice the Company for the total number of days that services were provided in that month. The amended consultancy and non-competition agreement provides for the payment of a one-time bonus of $200,000 upon receipt by the Company of FDA approval of the RHEO™ System and the grant of 60,000 options to CCR at an exercise price of $7.15 per share. The stockholders of the Company approved the adjustment of the exercise price of these options to $2.05 per share on June 23, 2006 (note 17(e)). These options were scheduled to vest as to 100% when and if the Company receives FDA approval of the RHEO™ System on or before November 30, 2006, as to 80% when and if the Company receives FDA approval after November 30, 2006 but on or before January 31, 2007 and as to 60% when and if the Company receives FDA approval after January 31, 2007. In August 2006, by letter agreement between the Company and CCR, it was agreed that the monthly fee of $15,000 would be suspended at the end of August 2006 until CCR’s services will be required by the Company in the future. The future minimum obligation under the consultancy and non-competition agreement for 2008 is therefore nil.

The Company entered into consulting agreements with individual members of its Scientific Advisory Board (“SAB”). The SAB was established in fiscal 2005 to advise the Company on its continuing research and development activities. In light of the Company’s financial position, on November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company were unable to raise additional capital, it would not have had sufficient cash to support its operations beyond early 2008. Accordingly, the Company terminated its agreements with the individual members of the SAB effective November 1, 2007. The future minimum obligation under the various consulting agreements is therefore nil. Consulting fees paid amounted to $218,929, $244,165 and nil for the years ended December 31, 2007, 2006 and 2005, respectively.

On November 30, 2006, pursuant to the Series A Preferred Stock Purchase Agreement between the Company and OcuSense, the Company purchased 1,744,223 shares of OcuSense’s Series A Preferred Stock representing 50.1% of OcuSense’s capital stock on a fully diluted basis, 57.62% on an issued and outstanding basis,  for an aggregate purchase price of up to $8,000,000 (the “Purchase Price”). On the closing of the purchase which took place on November 30, 2006, the Company paid $2,000,000 of the Purchase Price. The Company paid another $2,000,000 installment of the Purchase Price on January 3, 2007. In June 2007, the Company paid the third $2,000,000 installment of the Purchase Price upon the attainment by OcuSense of the first of two pre-defined milestones. The Company is expected to pay the last $2,000,000 installment of the Purchase Price upon the attainment by OcuSense of the second of such milestones, provided that the milestone is achieved prior to May 1, 2009. The Series A Preferred Stock Purchase Agreement also makes provision for an ability on the part of the Company to increase its ownership interest in OcuSense for nominal consideration if OcuSense fails to meet certain milestones by specified dates. In addition, pursuant to the Series A Preferred Stock Purchase Agreement, the Company has agreed to purchase $3,000,000 of shares of OcuSense’s Series B Preferred Stock, which shall constitute 10% of OcuSense’s capital stock on a fully diluted basis at the time of purchase, upon OcuSense’s receipt from the FDA of 510(k) clearance for the TearLab™ test for DED and to purchase another $3,000,000 of shares of OcuSense’s Series B Preferred Stock, which shall constitute an additional 10% of OcuSense’s capital stock on a fully diluted basis at the time of purchase, upon OcuSense’s receipt from the FDA of  Clinical Laboratory Improvement Amendments or CLIA, waiver for the TearLab™ test for DED (note 4).

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

17. CAPITAL STOCK

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

On February 1, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue to those investors an aggregate of 6,677,333 shares of the Company’s common stock (the “Shares”) and five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock (the “Warrants”).  The per share purchase price of the Shares was $1.50, and the per share exercise price of the Warrants is $2.20, subject to adjustment.  The Warrants became exercisable on August 6, 2007. Pursuant to the Securities Purchase Agreement, on February 6, 2007, the Company issued the Shares and the Warrants. The gross proceeds of the sale of the Shares and the Warrants totaled $10,016,000 (less transaction costs of $871,215). On February 6, 2007, the Company also issued to Cowen and Company, LLC a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock (the “Cowen Warrant”) in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the sale of the Shares and the Warrants. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company’s common stock into which the Cowen Warrant is exercisable) are identical to those of the Warrants. The estimated grant date fair value of the Cowen Warrant of $97,222 is included in the transaction costs of $871,215 (note 17(f)).

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

Options granted may be time-based or performance-based options.  The vesting of performance-based options is contingent upon meeting company-wide goals, including obtaining FDA approval of the RHEO™ System and the achievement of a minimum amount of sales over a specified period. Generally, options expire 10 years after the date of grant. No incentive stock options granted to a 10% owner optionee shall be exercisable after the expiration of five years after the effective date of grant of such option, no option granted to a prospective employee, prospective consultant or prospective director may become exercisable prior to the date on which such person commences service, and with the exception of an option granted to an officer, director or consultant, no option shall become exercisable at a rate less than 20% per annum over a period of five years from the effective date of grant of such option unless otherwise approved by the Board.

The Company has also issued options outside of the Stock Option Plan. These options were issued before the establishment of the Stock Option Plan, when the authorized limit of the Stock Option Plan was exceeded or as permitted under stock exchange rules when the Company was recruiting executives. In addition, options issued to companies for the purpose of settling amounts owing were issued outside of the Stock Option Plan, as the Stock Option Plan prohibited the granting of options to companies. The issuance of such options was approved by the Board and granted on terms and conditions similar to those options issued under the Stock Option Plan.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payments”, requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for each of the years ended December 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

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

(i)
At the annual meeting of stockholders of the Company held on June 23, 2006, the stockholders of the Company approved the re-pricing of all then out-of-the-money stock options of the Company.  Consequently, the exercise price of all outstanding stock options of the Company that, on June 23, 2006, was greater than $2.05, being the weighted-average trading price of the Company’s common stock on NASDAQ during the five-trading day period immediately preceding June 23, 2006, was adjusted downward to $2.05.  2,585,000 of the Company’s outstanding stock options with a weighted-average exercise price of $8.42 were affected by the re-pricing. SFAS No. 123R requires the re-pricing of equity awards to be treated as a modification of the original award and provides that such a modification is an exchange of the original award for a new award.  SFAS No. 123R considers the modification to be the repurchase of the old award for a new award of equal or greater value, incurring additional compensation cost for any incremental value.  This incremental difference in value is measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of SFAS No. 123R over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date.  SFAS No. 123R provides that this incremental fair value, plus the remaining unrecognized compensation cost from the original measurement of the fair value of the old option, must be recognized over the remaining vesting period. Of the 2,585,000 options affected by the re-pricing, 1,401,073 were vested as at December 31, 2006.  Therefore, additional compensation cost of $423,338 for the 1,401,073 stock options that were vested has been recognized and is included in the stock-based compensation expense for the year ended December 31, 2006.

In accordance with SFAS No. 123R, the Company also recorded compensation expense of $3,363 in the year ended December 31, 2006 as the Board approved accelerating the vesting of 1,250 unvested stock options granted to a terminated employee on April 28, 2006.  SFAS No. 123R treats such a modification as a cancellation of the original unvested award and the grant of a new fully vested award as of that date.

(ii)
Stock-based compensation expense for the year ended December 31, 2005 relates primarily to compensation expense associated with non-employee stock options. The fair value of these options was determined using the Black-Scholes option-pricing model and was recorded in the Company’s consolidated statements of operations in accordance with the provisions of SFAS No. 123.

On December 11, 2005, the Board approved accelerating the vesting of unvested stock options granted prior to December 31, 2004 to employees, officers and directors. As a result of the vesting acceleration, options to purchase 438,561 shares of the Company’s common stock became exercisable immediately, including 308,611 held by executive officers, 48,958 held by non-employee directors and 80,992 held by other employees. These accelerated stock options represent approximately 30% of the total employee stock options of the Company that would not have been vested as at December 31, 2005. The weighted-average exercise price of the options that were accelerated was $11.78. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options of $1,532,203 and $1,466,253 during the years ended December 31, 2006 and 2007, respectively, in its consolidated statements of operations as a result of the adoption of SFAS No. 123R on January 1, 2006. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), the Company recorded a compensation expense of $53,295 for the year ended December 31, 2005 as 9,033 of the total options, of which the vesting was accelerated, were “in-the-money” as at the date of the accelerated vesting. With respect to SFAS No. 123, the Company recognized, for purposes of pro forma disclosures, the incremental increase in fair value and the remaining balance of unrecognized compensation cost for the affected options at the time of acceleration.

In accordance with APB No. 25, the Company also recorded a compensation expense of $4,431 for the year ended December 31, 2005 as certain performance-based options granted to an employee and two directors were “in-the-money” as at December 31, 2005.

(iii)
The tax benefit associated with the Company’s stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 is $964,644, $781,527 and nil, respectively. This amount has not been recognized in the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006 as there is a low probability that the Company will realize this benefit.

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

The weighted-average fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $0.90, $1.77 and $3.54, respectively. The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors (note 17(d)), the Company issued the Warrants to these investors. The Warrants are five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock. On February 6, 2007, the Company also issued the Cowen Warrant to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants pursuant to the Securities Purchase Agreement. The Cowen Warrant is a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock. The per share exercise price of the Warrants is $2.20, subject to adjustment, and the Warrants became exercisable on August 6, 2007. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company’s common stock into which it is exercisable) are identical to those of the Warrants.

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

19.  FINANCIAL INSTRUMENTS

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

As at December 31, 2007, the Company had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than their fair value as of December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750. The Company considers this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in the Company’s consolidated statement of operations for the year ended December 31, 2007. Although the Company continues to receive payment of interest earned on these securities, the Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007. Management will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which the Company currently expects to be able to sustain its operations in the absence of an additional capital raise by the Company.

20.  SEGMENTED INFORMATION

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

The point-of-care segment is made up of the TearLab™ business which is currently developing technologies that enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers in tears using nanoliters of tear film. The Company acquired the TearLab™ business in the acquisition of 50.1% of the capital stock of OcuSense, on a fully diluted basis, 57.62% on an issued and outstanding basis, on November 30, 2006; therefore, no amounts are shown in periods prior to November 30, 2006. During the year ended December 31, 2006, the TearLab™ business did not meet the quantitative criteria to be disclosed separately as a reportable segment and was included as other.

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

The Company’s business units are as follows:

	Retina	Glucoma	Point-of-care	Total
Year ended December 31, 2007
	$	$	$	$
Revenue	91,500	—	—	91,500
Expenses:
Cost of goods sold	2,398,103	—	—	2,398,103
Operating	10,230,299	—	4,577,178	14,807,477
Depreciation and amortization	2,065,088	—	1,320,851	3,385,939
Impairment of intangible asset	20,923,028	—	—	20,923,028
Restructuring charges	1,312,721	—	—	1,312,721
Loss from continuing operations	(36,837,739)	—	(5,898,029)	(42,735,768)
Interest income	551,948	—	57,985	609,933
Interest expense	(16,444)	—	(784)	(17,228)
Changes in fair value of warrant obligation	1,882,497	—	—	1,882,497
Loss on short-term investment	(1,036,250)	—	—	(1,036,250)
Other income (expense), net	(6,547)	—	24,557	18,010
Minority interest	—	—	1,312,178	1,312,178
Recovery of income taxes	3,186,334	—	2,379,208	5,565,542
Loss from continuing operations	(32,276,201)	—	(2,124,885)	(34,401,086)
Loss from discontinued operations	—	(35,428,898)	—	(35,428,898)

Net loss	(32,276,201)	(35,428,898)	(2,124,885)	(69,829,984)

Total assets	3,672,542	—	11,640,195	15,312,737

	Retina	Glucoma	Point-of-care	Total
Year ended December 31, 2006
	$	$	$	$
Revenue	174,259	—	—	174,259
Expenses:
Cost of goods sold	3,528,951	—	—	3,528,951
Operating	12,741,701	—	312,393	13,054,094
Depreciation and amortization	1,860,849	—	107,766	1,968,615
Impairment of goodwill	65,945,686	—	—	65,945,686
Restructuring charges	819,642	—	—	819,642
Loss from continuing operations	(84,722,570)	—	(420,159)	(85,142,729)
Interest income	1,370,208	—	—	1,370,208
Interest expense	(13,592)		(1,304)	(14,896)
Other income (expense), net	31,108	—	(173)	30,935
Minority interest	—		161,179	161,179
Recovery of income taxes	2,814,058	—	101,732	2,915,790
Loss from continuing operations	(80,520,788)	—	(158,725)	(80,679,513)
Loss from discontinued operations	—	(1,542,384)	—	(1,542,384)

Net loss for the year	(80,520,788)	(1,542,384)	(158,725)	(82,221,897)

Total assets	38,762,773	44,158,205	15,604,440	98,525,418

	Retina	Glucoma	Point-of-care	Total
Year ended December 31, 2005
Revenue	1,840,289	—		1,840,289
Expenses:
Cost of goods sold	3,394,102	—		3,394,102
Operating	14,181,600	—		14,181,600
Depreciation and amortization	1,821,680	—		1,821,680
Impairment of goodwill	147,451,758	—		147,451,758
Loss from continuing operations	(165,008,851)	—		(165,008,851)
Interest income	1,593,366	—		1,593,366
Other expense, net	(57,025)	—		(57,025)
Recovery of income taxes	642,529	—		642,529
Net loss for the year	(162,829,981)			(162,829,981)
Total assets	137,806,058	—		137,806,058

The Company’s geographic segments are as follows:

	United States	Canada	Europe	Israel	Total
	$	$	$	$	$
December 31, 2007
Fixed assets	61,984	60,302	—	—	122,286

December 31, 2006
Fixed assets	281,226	186,987	63,484	42,613	574,310

December 31, 2005
Fixed assets	332,965	137,686	—	—	470,651

21. SUBSEQUENT EVENTS

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

On February 1, 2008, the Company received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that, for the previous 30 consecutive trading days, the Company’s common stock did not maintain a minimum market value of publicly held shares of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2), or the MVPHS Rule. Therefore, in accordance with Marketplace Rule 4450(e)(1), the Company was provided 90 calendar days, or until May 1, 2008, to regain compliance. The Nasdaq letter stated that, if, at any time before May 1, 2008, the minimum market value of publicly held shares of the Company’s common stock is $5,000,000 or greater for a minimum of 10 consecutive trading days, Nasdaq staff will provide written notification that the Company complies with the MVPHS Rule. The Nasdaq letter also stated that, if the Company does not regain compliance with the MVPHS Rule by May 1, 2008, Nasdaq staff will provide written notification that the Company’s securities will be delisted, at which time the Company may appeal the Nasdaq staff’s determination to delist its securities to a Nasdaq Listing Qualifications Panel.

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

These Nasdaq notices have no effect on the listing of the Company’s common stock on the Toronto Stock Exchange.

22.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited consolidated statement of operations data for each restated quarter of fiscal 2007 and 2006 set out in note 2A:

	Fiscal 2007 Quarter Ended
	March 31	June 30	September 30	December 31
	$	$	$	$

Revenue	90,000	—	—	1,500
Gross profit (loss)	57,900	(33,297)	(2,287,411)	(43,795)
(Loss) from continuing operations as previously reported	(3,169,253)	(1,497,313)	(18,577,183)	(9,466,667)

Adjustment	(313,018)	(724,472)	(1,752,744)	1,099,565
(Loss) from continuing operations as restated	(3,482,271)	(2,221,785)	(20,329,927)	(8,367,102)
(Loss) from discontinued operations	(1,103,490)	(1,081,559)	(1,082,842)	(32,161,007)
Net (loss) as previously reported	(4,272,744)	(2,578,871)	(19,660,024)	(41,627,675)

Adjustment	(313,018)	(724,472)	(1,752,744)	1,099,565

Net (loss) - as restated	(4,585,762)	(3,303,343)	(21,412,768)	(40,528,110)
Weighted average number of shares outstanding basic and diluted	54,558,769	57,304,020	57,306,145	57,306,145
Net (loss) from continuing operations per share basic and diluted	(0.06)	(0.04)	(0.35)	(0.15)
Net (loss) from discontinued operations per share basic and diluted	(0.02)	(0.02)	(0.02)	(0.56)
Net (loss) per share basic and diluted	(0.08)	(0.06)	(0.37)	(0.71)

	Fiscal 2006 Quarter Ended
	March 31	June 30	September 30	December 31
	$	$	$	$

Revenue	—	82,715	53,144	38,400
Gross profit (loss)	(1,650,000)	78,398	(52,214)	(1,730,876)
(Loss) from continuing operations as previously stated	(5,806,868)	(69,971,237)	(3,033,234)	(1,830,780)
Adjustment	—	—	—	(37,394)
	(5,806,868)	(69,971,237)	(3,033,234)	(1,868,174)
(Loss) from discontinued operations	—	—	(531,771)	(1,010,613)
Net (loss) as previously reported	(5,806,868)	(69,971,237)	(3,565,005)	(2,841,393)
Adjustment	—	—	—	(37,394)
Net (loss) as restated	(5,806,868)	(69,971,237)	(3,565,005)	(2,878,787)
Weighted average number of shares outstanding basic and diluted	42,166,561	42,186,579	44,911,018	50,622,496
Net (loss) from continuing operations per share basic and diluted	(0.14)	(1.66)	(0.07)	(0.04)
Net (loss) from discontinued operations per share basic and diluted	—	—	(0.01)	(0.02)
Net (loss) per share basic and diluted	(0.14)	(1.66)	(0.08)	(0.06)

(i)	Loss from continuing operations for the three months ended March 31, 2007 includes a charge for the change in the fair value of the Company’s obligation under warrants and warrant expense of $723,980.

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

(ix)
Net loss per share basic and diluted are computed independently for the quarters presented. Therefore, the sum of the quarterly per share information may not be equal to the annual per share information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Consideration of the Restatement

Prior to filing this Amended Report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, reconsidered its conclusions regarding the effectiveness of disclosure controls and procedures and its internal control over financial reporting as at December 31, 2007 in light of and giving consideration to the facts and circumstances of the Restatement.

In assessing whether the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting were effective as at December 31, 2007, management also considered the impact of the Restatement of its Financial Statements with respect to the method of consolidation used to account for its investment in OcuSense, Inc., to the consolidated financial statements for the fiscal years ended December 31, 2007 and 2006 as well as the Company’s control environment.

Management has concluded that due to the failure to account for the consolidation of OcuSense, Inc. under the variable interest entity model since the Company’s acquisition of OcuSense on November 30, 2006, there was a material weakness in its internal control over financial reporting as of December 31, 2007.

Accordingly, the Company’s management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2007.

During the period subsequent to December 31, 2007, the Company underwent significant changes, including the termination of employment of most of its employees, including finance department employees and senior executives. Despite the reduced resources at our disposal, using our remaining internal resources and engaging the services of outside consultants, we have focused our efforts on ensuring, to the fullest extent possible, that the Company has and maintains appropriate design and operating effectiveness of internal control over financial reporting. However, as is the case for many small companies, the Company may not have the resources to address fully complex financial accounting matters.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their desired objectives, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective to provide that reasonable assurance.

As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2007 the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

After the Company filed its Annual Report on Form 10-K for the year ended December 31, 2007, the Company identified an error in its previously issued audited consolidated financial statements and concluded that the financial statements included in the Annual Report on Form 10-K should be restated, as discussed in Note 2 to the consolidated financial statements included elsewhere in this Amended Report. The Company determined that this error resulted from a material weakness in the operating effectiveness of the Company’s internal control over financial reporting relative to the method of consolidation of its acquisition of OcuSense on November 30, 2006.

A material weakness is a control deficiency, or a combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual of interim financial statements will not be prevented or detected.

As a result of the deficiency described above, the Company’s management has revised its earlier assessment and has now concluded that the Company had a material weakness as at December 31, 2007 and, therefore, the Company’s internal control over financial reporting was not effective as of such date.

The framework on which such re-evaluation was based is contained in the report entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” Report”).

Management’s revised assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. As stated in the Report of Independent Registered Public Accounting Firm on Internal Controls, they have amended their opinion and now conclude that the Company has not maintained effective internal control over financial reporting as of December 31, 2007.

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

In our report dated March 14, 2008, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting.  As described in the following paragraph, the Company subsequently identified a misstatement in its annual consolidated financial statements.  Such matter was considered to be a material weakness as further discussed in the following paragraph.  Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment.  In its assessment as of December 31, 2007, management has concluded that the controls in place relating to the method of accounting for significant investments was not operating effectively to provide reasonable assurance that the provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entitles” (“FIN 46(R)”), Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and other authoritative US generally accepted accounting principles literature related to consolidation based on voting control would be properly applied, and that this is a material weakness in internal control over financial reporting.  As a result, on July 18, 2008, the Company’s Board of Directors approved the restatement of the Company’s previously issued consolidated financial statements for the years ended December 31, 2007 and 2006.  The restatement is described in note 2(a) to the consolidated financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 14, 2008, except for Note 2(a), as to which the date is July 18, 2008, on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, OccuLogix, Inc. did not maintain effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OccuLogix, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2007 and our report dated March 14, 2008, except for note 2A, as to which the date is July 18, 2008,  expressed an unqualified opinion thereon.

Toronto, Canada,	/s/ Ernst & Young LLP
March 14, 2008 (except for internal control over financial reporting related to the material weakness described in the sixth paragraph above, as to which the date is July 18, 2008).	Chartered Accountants Licensed Public Accountants

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required with respect to directors is incorporated herein by reference to the information contained in the General Proxy Information for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”). The information with respect to the Company’s audit committee financial expert is incorporated herein by reference to the information contained in the sections captioned “Appointment of Auditors” and “Audit Committee Report” of the Proxy Statement.

Information about the Company’s Code of Ethics appears under the heading “Code of Business Conduct and Ethics” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Information about compliance with Section 16(a) of the Exchange Act appears under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 11.	EXECUTIVE COMPENSATION.

Information about compensation of the Company’s named executive officers appears under the headings “Executive Officers” and “Information on Executive Compensation” in the Proxy Statement. Information about compensation of the Company’s directors appears under the heading “Compensation of Directors” in the Proxy Statement. These portions of the Proxy Statement are incorporated by reference into this report.

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

The exhibits required to be filed as part of this Annual Report on Form 10-K/A are listed in the attached Index to Exhibits. Items 10.4, 10.5, 10.8 to 10.14 inclusive, 10.18, 10.24, 10.40, 10.44 to 10.49 inclusive and 10.52 to 10.57 inclusive in the attached Index to Exhibits are management contracts or compensatory plans or arrangements.

(b)	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K/A are listed in the attached Index to Exhibits.

*               *               *

Copies of the exhibits filed with this Annual Report on Form 10-K/A or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Registrant. The Registrant will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Elias Vamvakas and William G. Dumencu as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K/A, which amendments may make such changes in this Annual Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendments to this Annual Report on Form 10-K/A with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 18, 2008	OCCULOGIX, INC

	By:	/s/ Elias Vamvakas

Elias Vamvakas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 18, 2008	By:	/s/ Elias Vamvakas

Elias Vamvakas
Chief Executive Officer and
Chairman of Board of Directors

Dated: July 18, 2008	By:	/s/ William G. Dumencu

William G. Dumencu
Chief Financial Officer and Treasurer

Dated: July 18, 2008	By:	/s/ Jay T. Holmes

Jay T. Holmes
Director

Dated: July 18, 2008	By:	/s/ Thomas N. Davidson

Thomas N. Davidson
Director

Dated: July 18, 2008	By:	/s/ Richard L. Lindstrom

Richard L. Lindstrom, M.D.
Director

Dated: July 18, 2008	By:	/s/ Georges Noël

Georges Noël
Director

Dated: July 18, 2008	By:	/s/ Adrienne L. Graves

Adrienne L. Graves
Director

Dated: July 18, 2008	By:	/s/ Gilbert S. Omenn

Gilbert S. Omenn
Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
	$	$	$	$	$

Fiscal 2005
Bad debt reserves	—	518,852	—	—	518,852
Inventory reserves	—	1,990,830	—	—	1,990,830

Fiscal 2006
Bad debt reserves	518,852	—	—	(518,852)	—
Inventory reserves	1,990,830	3,304,124	—	(193,560)	5,101,394

Fiscal 2007
Bad debt reserves	—	—	—	—	—
Inventory reserves	5,101,394	2,790,209	—	(596,058)	7,295,545

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

10.48	Termination Agreement, dated as of January 31, 2008, between Nozhat Choudry and the Registrant, terminating the Employment Agreement between Nozhat Choudry and the Registrant, as amended.

10.49	Termination Agreement, dated as of January 31, 2008, between Stephen Kilmer and the Registrant, terminating the Employment Agreement between the Registrant and Stephen Kilmer dated July 30, 2004.

10.50	Loan Agreement, dated as of February 19, 2008, by and among the Registrant, the Lenders named therein and Marchant Securities Inc.

10.51	Share Pledge Agreement, dated as of February 19, 2008, by the Registrant in favor of Marchant Securities Inc., as collateral agent.

10.52	Employment Agreement, dated as of February 25, 2008, between the Registrant and William G. Dumencu.

10.53	Termination Agreement, dated as of February 25, 2008, between Asahi Kasei Kuraray Medical Co., Ltd. and the registrant.

10.54	Amending Agreement, dated as of March 3, 2008, between Nozhat Choudry and the Registrant, amending the Termination Agreement between Nozhat Choudry and the Registrant dated as of January 31, 2008.

10.55	Amending Agreement, dated as of March 3, 2008, between John Cornish and the Registrant, amending the Termination Agreement between John Cornish and the Registrant dated as of January 4, 2008.

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