Form 10-Q/A
period 2008-03-31
OccuLogix, Inc.
filed 2008-07-21
CIK 1299139

\U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

(905) 602-0887
(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. (Check one):Yes☐ No☒

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date:  57,306,145 as of  May 9, 2008

EXPLANATORY NOTE

OccuLogix, Inc. (“OccuLogix”, the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (this “Amended Report”) for the three months ended March 31, 2008, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 12, 2008 (the “Original Filing”), to amend and restate its consolidated balance sheets as of March 31, 2008 and December 31, 2007 and related consolidated statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2008 and 2007.  In addition, the Company is restating Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.   In connection with the restatements, we re-evaluated the effectiveness of the Company’s controls and procedures and, accordingly, include revised disclosure in this Amended Report under  Item 4, “Controls and Procedures.”

Since the date of acquisition of our majority ownership interest in OcuSense, Inc. (“OcuSense”) through the purchase of 1,754,589 shares of OcuSense’s Series A Preferred Stock, the Company has consolidated OcuSense on the basis of a voting control model.  On June 18, 2008, the Audit Committee of our Board of Directors concluded that the voting control model method of consolidation was incorrect.  After much consideration, the Company has determined that, as a result of a voting agreement between OccuLogix and certain founding stockholders of OcuSense, OccuLogix shares control of OcuSense’s board with those founding stockholders of OcuSense and thus is not able to exercise voting control in accordance with US generally accepted accounting principles (“U.S. GAAP”).  Although OccuLogix could gain exclusive control of OcuSense’s board by converting its preferred shares, the Company is not aware of any authoritative guidance under U.S. GAAP which would permit it to consider this fact in assessing whether the Company exercises voting control over OcuSense within the meaning of U.S. GAAP.

In addition, the Company has determined that OcuSense is a Variable Interest Entity (“VIE”) in accordance with FIN 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), and that OccuLogix is the primary beneficiary.  Since November 30, 2006, the Company has contributed virtually all of OcuSense’s funding, the common stockholders having made only nominal equity contributions since that date.   Based primarily on qualitative considerations, the Company believes that it is the primary beneficiary of OcuSense and should consolidate OcuSense using the variable interest model.

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

Except as discussed above, we have not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the restatement, in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Unless indicated otherwise, information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing on May 12, 2008. References to this Amended Report on Form 10-Q/A herein shall refer to the Quarterly Report on Form 10-Q originally filed on May 12, 2008, as amended by this Amended Report.  The following items have been amended as a result of the restatement:

•	Part I - Item 1 – Consolidated Financial Statements
•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
•	Part I - Item 4 - Controls and Procedures

We have not amended, and we do not intend to amend, any of the Company’s other previously filed Quarterly Reports.

Special Note Regarding Forward-Looking Statements

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amended Report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements.

Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Information regarding market and industry statistics contained in this Amended Report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources and cannot assure you of the accuracy of the market and industry data we have included.

Unless the context indicates or requires otherwise, in this Amended Report, references to the “Company” shall mean OccuLogix, Inc. and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “C$” shall mean Canadian dollars.

OccuLogix, Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
(Unaudited)
(Going Concern Uncertainty – See Note 1)
	March 31, 2008	December 31, 2007
	$	$
	As restated Note 2	As restated Note 2
ASSETS
Current
Cash and cash equivalents	2,329,718	2,235,832
Amounts receivable, net	162,094	374,815
Inventory, net	41,213	―
Prepaid expenses	445,296	481,121
Prepaid finance costs	139,000	―
Deposits	13,334	10,442
Total current assets	3,130,655	3,102,210
Fixed assets, net	113,966	122,286
Patents and trademarks, net	168,496	139,437
Investments	536,264	863,750
Intangible assets, net	10,659,337	11,085,054
Total assets	14,608,718	15,312,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	364,013	1,192,807
Accrued liabilities	2,933,396	2,873,451
Due to stockholders	74,053	32,814
Deferred revenue	106,700	―
Short term liabilities and accrued interest	3,040,438	―
Total current liabilities	6,518,600	4,099,072
Deferred tax liabilities	1,536,535	2,259,348
Total liabilities	8,055,135	6,358,420
Minority interest	4,792,176	4,953,960
Stockholders’ equity
Capital stock
Common stock	57,306	57,306
Par value of $0.001 per share
Authorized: 75,000,000; Issued and outstanding:
March 31, 2008 – 57,306,145; December 31, 2007 – 57,306,145
Additional paid-in capital	362,270,156	362,232,031
Accumulated deficit	(360,566,055)	(358,288,980)
Total stockholders’ equity	1,761,407	4,000,357
Total liabilities and stockholders’ equity	14,608,718	15,312,737

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
	$	$
	As restated Note 2	As restated Note 2
Revenue
Retina	7,200	90,000
Cost of goods sold
Retina
Cost of goods sold, net of goods recovered	(444)	7,100
Royalty costs	25,000	25,000
	24,556	32,100
	(17,356)	57,900
Operating expenses
General and administrative	1,526,074	2,654,840
Clinical and regulatory	1,022,987	2,169,739
Sales and marketing	176,529	472,536
	2,725,590	5,297,115
Loss from operations	(2,742,946)	(5,239,215)
Other income (expense)
Interest income	30,288	215,438
Changes in fair value of warrant obligation and warrant expense	―	(723,980)
Impairment of investments	(327,486)	―
Interest expense	(40,438)	(16,641)
Amortization of finance costs	(41,000)	―
Other	17,492	15,873
Minority interest	207,535	364,680
	(153,609)	(144,630)
Loss from continuing operations before income taxes	(2,896,555)	(5,383,845)
Recovery of income taxes	619,480	1,901,573
Loss from continuing operations	(2,277,075)	(3,482,272)
Loss from discontinued operations	―	(1,103,490)
Net loss for the period	(2,277,075)	(4,585,762)
Weighted average number of shares outstanding - basic and diluted	57,306,145	54,558,769
Net loss per share – basic and diluted	(0.04)	(0.08)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(expressed in U.S. dollars)
(Unaudited)
As restated – Note 2
	Voting common stock at par value		Additional paid-in capital	Accumulated deficit	Net stockholders’ equity
	shares issued
	#	$	$	$	$

Balance, December 31, 2007	57,306,145	57,306	362,232,031	(358,288,980)	4,000,357
Stock-based compensation	―	―	38,124	―	38,124
Net loss for the period	―	―	―	(2,277,075)	(2,277,075)
Balance, March 31, 2008	57,306,145	57,306	362,270,156	(360,566,055)	1,761,407

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Three Months ended March 31,
	2008	2007
	$	$
	As restated Note 2	As restated Note 2
OPERATING ACTIVITIES
Net loss for the period	(2,277,075)	(4,585,762)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	38,124	562,817
Stock-based compensation of the subsidiary	45,751	46,686
Amortization of fixed assets	17,638	94,321
Amortization of patents and trademarks	4,815	520
Amortization of intangible asset	322,385	1,496,551
Amortization of prepaid finance costs	41,000	—
Amortization of premium discount on short term investments	—	204,896
Changes in fair value of warrant obligation and warrant expense	—	723,980
Deferred tax liability, net	(619,480)	(2,961,248)
Impairment of investments	327,486	—
Minority interest	(207,535)	(364,680)
Net change in non-cash working capital balances related to operations	(376,033)	92,349
Cash used in operating activities	(2,682,924)	(4,689,570)

INVESTING ACTIVITIES
Purchase of short-term investments	—	(5,025,000)
Additions to fixed assets	(9,317)	(71,189)
Additions to patents and trademarks	(33,873)	(31,554)
Cash used in investing activities	(43,190)	(5,127,743)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	10,016,000
Share issuance costs	—	(672,986)
Proceeds of bridge financing	3,000,000	—
Loan issuance costs	(180,000)	—
Cash provided by financing activities	2,820,000	9,343,014

Net increase (decrease) in cash and cash equivalents during the period	93,886	(474,299)
Cash and cash equivalents, beginning of period	2,235,832	5,740,697 [1]
Cash and cash equivalents, end of period	2,329,718	5,266,398

(1)	As at December 31, 2006, cash and cash equivalents of $5,740,697 included cash and cash equivalents of discontinued operations of $35,462.

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars except as otherwise stated)
March 31, 2008
as restated
 (Unaudited)

1.   BASIS OF PRESENTATION, GOING CONCERN UNCERTAINTY  AND ACCOUNTING POLICIES

Basis of presentation

The accompanying restated unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). These unaudited interim consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of OccuLogix, Inc. (the “Company”) as at March 31, 2008 and the results of its operations for the three months then ended. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K/A – Amendment No.2 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 18, 2008. Interim results are not necessarily indicative of results for a full year.

Going concern uncertainty

The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company has sustained substantial losses of $69,829,983 for the year ended December 31, 2007 and $2,277,075 and $4,585,763 for the three months ended March 31, 2008 and 2007, respectively. The Company’s working capital deficiency at March 31, 2008 is $3,387,945, which represents a $2,391,083 increase in its working capital deficiency from $996,862 at December 31, 2007.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

As at March 31, 2008, the Company had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 3.94% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at future dates with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than its fair value as of March 31, 2008. Accordingly, these auction rate securities have been recorded at their estimated fair value of $536,264 which represents a decline of $1,363,736 in the carrying value of these auction rate securities. The Company considers this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $327,486 has been included as an impairment of investments in the Company’s consolidated statement of operations for the quarter ended March 31, 2008. Although the Company continues to receive payment of interest earned on these securities, the Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of March 31, 2008. Management will continue to monitor these investments closely for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which the Company currently expects to be able to sustain its operations in the absence of an additional capital raise by the Company as we do not have the cash reserves to hold these auction rate securities until the market recovers nor can we hold these securities until their contractual maturity dates.

The unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company were not able to continue in existence as a going concern.

Significant accounting policies

These unaudited interim consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s restated audited consolidated financial statements for the year ended December 31, 2007.

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

2.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

The rights and obligations of the Series A preferred shareholders are as follows:

·	Voting – Holders of the Series A preferred shares are entitled to vote on an as-converted basis. Each Series A preferred share is entitled to one vote per share.
·	Conversion features – Series A preferred shares are convertible to common shares on a one-for-one basis at the option of OccuLogix.
·	Dividends – The preferred shares are entitled to non-cumulative dividends at 8%, and additional dividends would be shared between common and preferred shares on a per-share basis.
·
Redemption features – Subsequent to November 30, 2011, the preferred shares may be redeemed at the option of OccuLogix, at the higher of the original issue price and the fair market value of the common shares into which the preferred shares could be converted, subject to available cash.

·	Liquidation preferences – Series A preferred shares have a liquidation preference over common shares up to the original issue price of the preferred shares (including the milestone payments).

Immediately after the OccuLogix investment in OcuSense, OcuSense had the following capital structure:

Description	Number
Common shares	1,222,979
Series A preferred shares – OccuLogix	1,754,589
Series A preferred shares – Other unrelated parties	67,317
Total	3,044,885
Potentially dilutive instruments
Warrants	89,965
Stock options	367,311
Fully diluted	3,502,161

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

·
OcuSense is a development stage enterprise (as defined under FAS 7, “Accounting and Reporting by Development Stage Enterprises”) and therefore is not considered to be a business under U.S. GAAP.  Accordingly, OcuSense is not subject to the business scope exception.

·
The Company noted that the holders of the Series A preferred shares (including OccuLogix) have the ability to redeem their shares at the greater of their original subscription price and their fair value on an as-converted basis.  As such, their investment is not considered to be at-risk equity.

·
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

·
The Company determined the fair value of the milestone payments on the date of acquisition, by incorporating the probability that the milestone payments will be made, as well as the time value associated with the planned settlement date of the payments.

·
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

The following is a summary of the significant effects of the restatements on our consolidated balance sheets as of March 31, 2008 and December 31, 2007 and its consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007.

	Select balances - consolidated balance sheet

	As At March 31, 2008			As at December 31, 2007
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated
Consolidated Balance Sheet
Intangible assets	5,883,171	4,776,166	10,659,337	5,770,677	5,314,377	11,085,054
Deferred tax liabilities	—	1,536,535	1,536,535	—	2,259,348	2,259,348
Minority interest	274,288	4,517,888	4,792,176	—	4,953,960	4,953,960
Additional paid-in capital	362,486,775	(216,619)	362,270,156	362,402,899	(170.868)	362,232,031
Accumulated deficit	(359,504,417)	(1,061,638)	(360,566,055)	(356,560,917)	(1,728,063)	(358,288,980)

Consolidated Statements of Operations

General and administrative (i)	1,365,484	160,590	1,526,074	2,433,490	221,350	2,654,840
Minority interest	—	207,535	207,535	554,848	(190,168)	364,680
Income tax recovery (i)	—	619,480	619,480	1,981,325	(79,752)	1,901,573
Loss from continuing operations (i)	2,943,500	(666,425)	2,277,075	2,991,002	491,270	3,482,272
Discontinued Operations (i)	-	-	-	1,281,742	(178,252)	1,103,490
Net loss for the period	2,943,500	(666,425)	2,277,075	4,272,744	313,018	4,585,762
Loss per share	.05	(.01)	.04	.08	-	.08

Consolidated Statements of Cash Flows
Cash used in operating activities
Net loss for the year	(2,943,500)	666,425	(2,277,075)	(4,272,744)	(313,018)	(4,585,762)
Amortization of intangibles	161,795	160,590	322,385	1,291,802	204,749	1,496,551
Deferred tax liability, net	-	(619,480)	(619,480)	(2,879,350)	(81,898)	(2,961,248)
Minority interest	-	(207,535)	(207,535)	(554,848)	190,168	(364,680)
(i) – includes a correction of comparative amounts allocated to discontinued operations for the three months ending March 31, 2007. Impact of correction: increase in general and administrative expenses of $16,601, decrease in recovery of income taxes of $161,652, increase in loss from continuing operations of $178,252 and decrease in loss from discontinued operations of $178,252.

There was no net impact on cash flow from operations.

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

On November 30, 2006, the Company acquired 50.1% of the capital stock of OcuSense, measured on a fully diluted basis, and 57.62% of the capital stock of OcuSense, measured on an issued and outstanding basis. OcuSense’s first product, which is currently under development, is a hand-held tear film test for the measurement of osmolarity, a quantitative and highly specific biomarker that has shown to correlate with dry eye disease, or DED. The test is known as the TearLab™ test for DED. The results of OcuSense’s operations have been included in the Company’s consolidated financial statements since November 30, 2006.

Under FIN 46(R), assets, liabilities and non-controlling interest shall be measured at their fair value. The Company previously recorded non-controlling interest at their historical carrying values. As a result, consolidation under FIN 46(R)  results in material revisions to the amounts previously reported in the Company’s consolidated financial statements.

Assets acquired and liabilities assumed consisted solely of working capital and of a technology intangible asset relating to patents owned by OcuSense.  The Company anticipates that before consideration of deferred tax, the fair value of the assets acquired will be greater than the fair value of the liabilities assumed and the non-controlling interest.  Because OcuSense does not comprise a business, as defined in EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, the Company  applied the simultaneous equation method as per EITF 98-11 “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations” and adjusted the assigned value of the non-monetary assets acquired (consisting solely of the technology asset) to include the deferred tax liability.

In estimating the fair value of the intangible assets acquired, the Company considered a number of factors, including discussions with OcuSense management, review of historic financial information, future revenue and expense estimates and a review of the economic and competitive environment. As a result, the Company used the income approach to value OcuSense’s TearLab™ technology and the cost approach to value the intangible assets acquired.

Intangible assets subject to amortization consist of the following:

	As at March 31, 2008
	Cost less tax loss benefited	Accumulated Amortization
	$	$
TearLab™ technology	12,378,721	1,719,384
Less Accumulated Depreciation	1,719,384
	10,659,337
Intangible assets were reduced by $103,333 in the three months ended March 31 2008 to reflect the effect of acquired tax losses benefited which became unrestricted in the period.

	As at December 31, 2007
	Cost less tax loss benefited	Accumulated Amortization
	$	$
TearLab™ technology	12,482,054	1,397,000
Less Accumulated Depreciation	1,397,000
	11,085,054
Intangible assets were reduced by $413,333 in the year to reflect the effect of acquired tax losses benefited which became unrestricted in the year.

Estimated amortization expense for the intangible assets and contemporaneous reduction in a pre-existing valuation allowance for each of the next four years and thereafter is as follows:

Amortization of intangible assets

$
Remainder of 2008	967,154
2009	1,289,539
2010	1,289,539
2011	1,289,539
2012 and thereafter	5,823,566
10,659,337

Amortization expense of $322,385 from continuing operations for the three months ended March 31, 2008 is attributable to OcuSense. Amortization expense from continuing operations for the three months ended March 31, 2007 of $751,551 was derived from OcuSense and the RHEOTM distribution agreements.  Amortization expense from discontinued operations for the three months ended March 31, 2008 and 2007 was nil and $745,000, respectively.

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

4.    DISCONTINUED OPERATIONS

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

The Company’s results of operations related to discontinued operations for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008 $	2007 $

Revenue	―	39,625
Cost of goods sold
Cost of goods sold	―	55,508
Royalty costs	―	8,734
Total cost of goods sold	―	64,242
		(24,617)
Operating expenses
General and administrative (i)	―	1,025,276
Clinical and regulatory	―	628,098
Sales and marketing	―	281,304
	―	1,934,678
	―	(1,959,295)
Other income (expenses)
Interest and accretion expense	―	(204,896)
Other	―	(28)
	―	(204,924)
Loss from discontinued operations before income taxes	―	(2,164,219)
Recovery of income taxes (ii)	―	1,060,729
Loss from discontinued operations	―	(1,103,490)
(i)	corrected by a decrease of $16,601 from amount previously disclosed.
(ii)	corrected by an increase of $161,652 from amount previously disclosed

5.   FIXED ASSETS

	March 31, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	$	$	$	$

Furniture and office equipment	77,085	40,696	101,903	50,854
Computer equipment and software	201,012	164,638	197,317	155,928
Leasehold improvements	6,335	1,232	6,335	704
Medical equipment	1,177,617	1,141,517	1,163,135	1,138,918
	1,462,049	1,348,083	1,468,690	1,346,404
Less accumulated amortization	1,348,083		1,346,404
	113,966		122,286

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

6.   PATENTS AND TRADEMARKS

	March 31, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	$	$	$	$

Patents	270,727	117,387	236,854	113,013
Trademarks	120,211	105,055	120,211	104,615
	390,938	222,442	357,065	217,628
Less accumulated amortization	222,442		217,628
	168,496		139,437

Amortization expense was $4,815 and $520 during the three months ended March 31, 2008 and 2007, respectively.

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

7.   INVENTORY

Inventory primarily consists Tear Lab Samples and Laboratory cards which are consumed during the company’s ongoing clinical tests.

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

8.   INVESTMENTS

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

9.   FAIR VALUE MEASUREMENTS

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

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique
Investments in marketable securities (noncurrent)	$536,264	$—	$—	$536,264	(1)

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

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Investments in
Marketable
Securities
(Non-current)
Balance as at December 31, 2007	$863,750

Losses deemed to be other than temporary charged to other non-operating expense, net	327,486

Balance as at March 31, 2008	$536,264

10.   SHORT TERM  LIABILITIES AND ACCRUED INTEREST

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

11.   MINORITY INTEREST

As previously discussed in Note 2 OcuSense was determined to be a VIE and OccuLogix was the primary beneficiary.

On acquisition of OcuSense, FIN 46(R) requires that the non-controlling interest be measured initially at fair value. Minority interest reflects the initial fair value of the minority’s 42.38% interest in OcuSense’s  net assets which are comprised of working capital and intangible assets as at the November 30, 2006 acquisition date, less the minority’s proportionate interest in losses incurred to date, plus the fair value of all vested options and warrants issued to parties other than OccuLogix as of the date of acquisition, as well as the value of options and warrants vested and issued after the acquisition date..

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

	Three months ended March 31,
	2008	2007
	$	$
Minority interest – beginning of the period	4,953,960	6,110,834
Minority share of loss from operations in the period	(537,250)	(471,185)
Fair value of stock based compensation	45,751	46,686
Increment on completion milestone payments	203,819
Minority share of amortization of intangible assets	(81,968)	(81,968)
Minority share of tax losses benefitted	207,864	188,474
Minority interest – end of period	4,792,176	5,792,841

12.   CAPITAL STOCK

(a)	Common stock

On February 1, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue to those investors an aggregate of 6,677,333 shares of the Company’s common stock (the “Shares”) and five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock (the “Warrants”).  The per share purchase price of the units was $1.50, and the per share exercise price of the Warrants is $2.20, subject to adjustment.  The Warrants will become exercisable on August 6, 2007. Pursuant to the Securities Purchase Agreement, on February 6, 2007, the Company issued the Shares and the Warrants. The gross proceeds of the sale of the Shares and Warrants totaled $10,016,000 (less transaction costs of $871,215). On February 6, 2007, the Company also issued to Cowen and Company, LLC a warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock (the “Cowen Warrant”) in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the sale of the Shares and the Warrants. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which the Cowen Warrant is exercisable) are identical to those of the Warrants. The estimated grant date fair value of the Cowen Warrant of $97,222 is included in the transaction cost of $871,215.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s consolidated statements of operations :

	Three months ended March 31,
	2008	2007
	$	$

General and administrative	43,789	357,088
Clinical and regulatory	26,036	94,088
Sales and marketing	14,050	131,027
Total expense from continuing operations	83,875	582,203
Expense from discontinued operations	―	27,300
Stock-based compensation expense before income taxes	83,875	609,503

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

13.   LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

14.   RELATED PARTY TRANSACTIONS

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

Marchant Securities Inc. (“Marchant”), a firm indirectly beneficially owned as to approximately 32% by Mr. Vamvakas and members of his family, introduced the Company to the lenders of the $3,000,000 aggregate principal amount bridge loan that the Company secured and announced on February 19, 2008. For such service, Marchant will was paid a commission of $180,000, being 6% of the aggregate principal amount of the loan. The Company also has retained Marchant in connection with the proposed private placement of up to $6,500,000 of OccuLogix’s common stock, announced by the Company on April 22, 2008, for which Marchant will be paid a commission of 6% of the gross aggregate proceeds of such private placement.  Subject to obtaining any and all requisite stockholder and regulatory approvals, 50% of the commission, plus $90,000 of the commission, will be paid to Marchant in the form of equity securities of the Company.

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

15. INCOME TAXES

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

16.   DUE TO STOCKHOLDERS

	March 31, 2008 $	December 31, 2007 $
Due (from)/to
TLC Vision Corporation	1,000	(2,708)
Other stockholders	73,053	35,522
	74,053	32,814

The balance due from TLC Vision is related to computer and administrative support provided by TLC Vision. All amounts have been expensed during the three months ended March 31, 2008 and 2007, respectively, and included in general and administrative expenses. The balance due to other stockholders includes outstanding royalty fees payable to Mr. Hans Stock..

17.   (a)  PREPAID EXPENSES

	March 31, 2008 $	December 31, 2007 $

Prepaid insurance	297,668	427,063
Regulatory filing fees	46,514	—
Other fees and services	101,114	54,058
	445,296	481,121

17.   (b)  PREPAID FINANCE EXPENSE

	March 31, 2008 $	December 31, 2007 $

Marchant Securities Inc - Financing Fees	139,000	—

Financing fees are being amortized over the 180 day term of the February 19, 2008 bridge loan. The amount paid to Marchant Securities to introduce lenders of the $3,000,000 aggregate principal amount of the bridge loan was $180,000.

18.   ACCRUED LIABILITIES

	March 31, 2008 $	December 31, 2007 $

Due to professionals	570,442	475,044
Due to clinical trial sites	151,150	136,681
Due to clinical trial specialists	126,953	116,359
Product development costs	331,090	277,521
Due to employees and directors	32,054	66,804
Sales tax and capital tax payable	35,664	26,820
Corporate compliance	302,173	246,675
Obligation to repay advances received	250,000	—
Severances	1,018,029	1,312,721
Litigation settlement	40,000	—
Miscellaneous	75,841	214,826
	2,933,396	2,873,451

19.   CONSOLIDATED STATEMENTS OF CASH FLOW

The net change in non-cash working capital balances related to operations consists of the following:

	Three months ended March 31,
	2008	2007
	$	$
Amounts receivable	212,721	(166,806)
Inventory	(41,213)	12,752
Prepaid expenses	35,825	9,642
Deposits	(2,892)	—
Other current assets	—	(10,600)
Accounts payable	(828,795)	43,364
Accrued liabilities	59,945	252,626
Deferred revenue	106,700	—
Due to stockholders	41,238	(48,629)
Short term liabilities	40,438	—
	(376,033)	92,349

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

The Company’s business units are as follows:

	Retina	Glaucoma	Point-of-care	Total
Three months ended March 31, 2008 As restated – note 2
	$	$	$	$

Revenue	7,200	—	—	7,200
Expenses:
Cost of goods sold	24,556	—	—	24,556
Operating	1,291,338	—	1,089,414	2,380,752
Depreciation and amortization	9,778	—	335,060	344,838
Loss from continuing operations	(1,318,472)	—	(1,424,474)	(2,742,946)
Interest income	35,282	—	(4,994)	30,288
Interest expense	(40,438)	—	—	(40,438)
Loss on short-term investment	(327,486)	—	—	(327,486)
Other income (expense), net	(24,564)	—	1,056	(23,508)
Minority interest	—	—	207,535	207,535
Recovery of income taxes	—	—	619,480	619,480
Loss from continuing operations	(1,675,678)	—	(601,397)	(2,277,075)
Loss from discontinued operations	—	—	—
Net loss	(1,675,678)	—	(601,397)	(2,277,075)

Total assets as at March 31, 2008	1,759,222	—	12,849,496	14,608,718

	Retina	Glaucoma	Point-of-care	Total
Three months ended March 31, 2007 As restated - noted 2
	$	$	$	$

Revenue	90,000	—	—	90,000
Expenses:
Cost of goods sold	32,100	—	—	32,100
Operating	3,385,329	—	1,122,071	4,507,400
Depreciation and amortization	466,304	—	323,411	789,715
Loss from continuing operations	(3,793,733)	—	(1,445,482)	(5,239,215)
Interest income	203,868	—	11,570	215,438
Interest expense	(16,219)	—	(422)	(16,641)
Loss on short-term investment	—	—	—	—
Other income (expense), net	(708,107)	—	—	(708,107)
Minority interest	—	—	364,680	364,680
Recovery of income taxes	1,327,852	—	573,721	1,901,573
Loss from continuing operations	(2,986,339)	—	(495,933)	(3,482,272)
Loss from discontinued operations	—	(1,103,490)	—	(1,103,490)
Net loss	(2,986,339)	(1,103,490)	(495,933)	(4,585,762)

Total assets As At December 31, 2007	3,672,542	—	11,640,195	15,312,737

21.  SUBSEQUENT EVENT

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

Based on our November 1, 2007 announcement of the indefinite suspension of our RHEO™ System clinical development program, we wrote down the value of our pumps and clinical inventory by $2,790,209 to reflect their current nil net realizable value as at December 31, 2007. The net value of our pumps and clinical inventory as at March 31, 2008 and December 31, 2007 was nil.  As at March 31, 2008 and December 31, 2007, we had combined inventory reserves of $7,295,545 and $7,295,545 respectively. No other adjustments were made as a result of the November 1, 2007 announcement that impacts the financial results as of December 31, 2007 or March 31, 2008.

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

	Three months ended March 31,
	2008	2007
	$	$

General and administrative	43,789	357,089
Clinical and regulatory	26,036	94,088
Sales and marketing	14,050	131,027
Total expense from continuing operations	83,875	582,203
Expense from discontinued operations	—	27,300
Stock-based compensation expense before income taxes	83,875	609,503

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

The rights and obligations of the Series A preferred shareholders are as follows:

·	Voting – Holders of the Series A preferred shares are entitled to vote on an as-converted basis. Each Series A preferred share is entitled to one vote per share.
·	Conversion features – Series A preferred shares are convertible to common shares on a one-for-one basis at the option of OccuLogix.
·	Dividends – The preferred shares are entitled to non-cumulative dividends at 8%, and additional dividends would be shared between common and preferred shares on a per-share basis.
·
Redemption features – Subsequent to November 30, 2011, the preferred shares may be redeemed at the option of OccuLogix, at the higher of the original issue price and the fair market value of the common shares into which the preferred shares could be converted, subject to available cash.

·	Liquidation preferences – Series A preferred shares have a liquidation preference over common shares up to the original issue price of the preferred shares (including the milestone payments).

Immediately after the OccuLogix investment in OcuSense, OcuSense had the following capital structure:

Description	Number
Common shares	1,222,979
Series A preferred shares – OccuLogix	1,754,589
Series A preferred shares – Other unrelated parties	67,317
Total	3,044,885
Potentially dilutive instruments
Warrants	89,965
Stock options	367,311
Fully diluted	3,502,161

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

·
OcuSense is a development stage enterprise (as defined under FAS 7, “Accounting and Reporting by Development Stage Enterprises”) and therefore is not considered to be a business under U.S. GAAP.  Accordingly, OcuSense is not subject to the business scope exception.

·
The Company noted that the holders of the Series A preferred shares (including OccuLogix) have the ability to redeem their shares at the greater of their original subscription price and their fair value on an as-converted basis.  As such, their investment is not considered to be at-risk equity.

·
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

·
The Company determined the fair value of the milestone payments on the date of acquisition, by incorporating the probability that the milestone payments will be made, as well as the time value associated with the planned settlement date of the payments.

·
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

The following is a summary of the significant effects of the restatements on our consolidated balance sheets as of March 31, 2008 and December 31, 2007 and its consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007.

	Select balances - consolidated balance sheet

	As At March 31, 2008			As at December 31, 2007
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated
Consolidated Balance Sheet
Intangible assets	5,883,171	4,776,166	10,659,337	5,770,677	5,314,377	11,085,054
Deferred tax liabilities	—	1,536,535	1,536,535	—	2,259,348	2,259,348
Minority interest	274,288	4,517,888	4,792,176	—	4,953,960	4,953,960
Additional paid-in capital	362,486,775	(216,619)	362,270,156	362,402,899	(170.868)	362,232,031
Accumulated deficit	(359,504,417)	(1,061,638)	(360,566,055)	(356,560,917)	(1,728,063)	(358,288,980)

Consolidated Statements of Operations

General and administrative (i)	1,365,484	160,590	1,526,074	2,433,490	221,350	2,654,840
Minority interest	—	207,535	207,535	554,848	(190,168)	364,680
Income tax recovery (i)	—	619,480	619,480	1,981,325	(79,752)	1,901,573
Loss from continuing operations (i)	2,943,500	(666,425)	2,277,075	2,991,002	491,270	3,482,273
Discontinued Operations (i)	-	-	-	1,281,742	(178,252)	1,103,490
Net loss for the period	2,943,500	(666,425)	2,277,075	4,272,744	313,018	4,585,762
Loss per share	.05	(.01)	.04	.08	-	.08

Consolidated Statements of Cash Flows
Cash used in operating activities
Net loss for the year	(2,943,500)	666,425	(2,277,075)	(4,272,744)	(313,018)	(4,585,762)
Amortization of intangibles	161,795	160,590	322,385	1,291,802	204,749	1,496,551
Deferred tax liability, net	-	(619,480)	(619,480)	(2,879,350)	(81,898)	(2,961,248)
Minority interest	-	(207,535)	(207,535)	(554,848)	190,168	(364,680)
(i) – includes a correction of comparative amounts allocated to discontinued operations for the three months ending March 31, 2007. Impact of correction: increase in general and administrative expenses of $16,601, decrease in recovery of income taxes of $161,652, increase in loss from continuing operations of $178,252 and decrease in loss from discontinued operations of $178,252.

There was no net impact on cash flow from operations.

Continuing operations

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

Retina Gross Margin

During the three months ended March 31, 2008, gross margin is negative $17,356 reflecting low sales and fixed royalty fees.

Operating Expenses
	Three Months ended
	2008	2007	Variance

	$	$	$
General and administrative	1,526,074	2,654,840	(1,128,766)
Clinical and regulatory	1,022,987	2,169,739	(1,146,752)
Sales and marketing	176,529	472,536	(296,007)
Discontinued Operations	―	1,934,678	(1,934,678)
	2,725,590	7,231,793	(4,506,203)

General and Administrative Expenses

General and administrative expenses decreased by $1,128,766 or 43% during the three months ended March 31, 2008, as compared with the corresponding period in fiscal 2007, due to the indefinite suspension of our RHEO™ System clinical development program. Stock-based compensation expense also declined by $313,301 from $357,089 for the three months ended March 31, 2007 to $43,788 for the three months ended March 31, 2008 which reflects the forfeiture of unvested stock options previously granted to terminated employees.

We are continuing to focus our efforts on achieving an orderly refocus on ongoing activities by reviewing and improving upon our existing business processes and cost structure

Clinical and Regulatory Expenses

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

Other Income (Expenses)	Three months ended March 31,
	2008	2007	Variance
	$	$	$
Interest income	30,288	215,438	185,150
Changes in fair value of obligation under warrants	―	(723,980)	(723,980)
Impairment of Investments	(327,486)	―	327,486
Other income	17,492	15,873	(1,619)
Interest expense	(40,438)	(16,641)	23,797
Finance costs	(41,000)	―	41,000
Minority interest	207,535	364,680	157,145
	(153,609)	(144,630)	8,979
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

Minority Interest

As a result of the restatement of the financial statements as discussed earlier, the amount of losses allocated to minority interest increased by $207,535 in the three months ended March 31, 2008 and decreased by $190,168 in the three months ended March 31, 2007.

The increase in the three months ended March 31, 2008 was primarily related to the following:

·
the minority interest share of losses for the three months ended March 31, 2008 of $537,250 not previously reported on account of the minority interest balance represented a negative balance, (2007 - $0); and

·
the minority interest share of losses arising from the increase in the net amortization of intangibles and deferred tax liabilities arising from fair valuing minority interest on the date of acquisition of $81,968, (2007 - $81,968)

These increases were partially offset by the following decreases:

·
a decrease related to the minority interest share of the excess of the beta payment of $2,000,000 over the estimated fair value on the date of our acquisition of OcuSense amounting to $203,819, (2007, - $0),

·	the minority interest share of tax losses benefited in the three ended March 31, 2008 of $207,864, (2007 - $188,474), and

.
the decrease in the minority interest share of losses as a result of  the reduction in the applicable percentage  used to measure minority interest from 49.9% to 42.38% in the three months ending March 31, 2008 amount to $0, (2007 - $83,662).

The minority interest share of losses in the three months ended March 31, 2008 decreased by $157,145 from the share of losses reported in the three months ended March  31, 2007 primarily related to the minority interest share of the excess of the beta payment of $2,000,000 over the estimated fair value on the date of our acquisition of OcuSense amounting to $203,819 in the three months ended March 31, 2008, (2007, - $0), and the increase in the minority interest share of tax losses benefited of $19,390 offset by a reduction in the minority interest share of losses of $66,064

Discontinued Operations

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

The Company’s results of operations related to discontinued operations for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008 $	2007 $
Revenue	―	39,625
Cost of goods sold
Cost of goods sold	―	55,508
Royalty costs	―	8,734
Total cost of goods sold	―	64,242
		(24,617)
Operating expenses
General and administrative	―	1,025,276
Clinical and regulatory	―	628,098
Sales and marketing	―	281,304
	―	1,934,678
	―	(1,959,295)
Other income (expenses)
Interest and accretion expense	―	(204,896)
Other	―	(28)
	―	(204,924)

Loss from discontinued operations before income taxes	―	(2,164,219)
Recovery of income taxes	―	1,060,729
Loss from discontinued operations	―	(1,103,490)
(i)           corrected by a decrease of $16,601 from amount previously disclosed.
(ii)          corrected by an increase of $161,652 from amount previously disclosed

Recovery of income taxes
	Three months ended March 31,
	2008	2007
	$	$
Recovery of income taxes from continuing operations	619,480	1,901,573
Recovery of income taxes from discontinued operations	—	1,060,729
Recovery of income taxes	619,480	2,962,302

As a result of the restatement of the financial statements discussed in Note 2 earlier, the recovery of income tax amount increased by $619,480 in the three months ended March 31, 2008 from what was originally reported to $619,480 and decreased by $79,752 from what was originally reported to $1,901,573 in the three months ended March 31, 2007.

The increase in the recovery of income taxes in the three month period ended March 31, 2008 was primarily related the following:
•	an increase in the amount of OcuSense tax losses benefited for the three months ended March 31, 2008 of $490,526, ($0 in 2007), and

•	an increase arising from the reversal of the reversal of tax losses previously benefited in the three months of $64,718, ($0 in 2007), and

•	an increase in the amortization of deferred tax liabilities resulting from fair valuing minority interest on the date of acquisition $81,900, ($81,900 in 2007), offset by

•	a decrease related to the reversal of the amortization of deferred taxes related to the initial accounting of the alpha payment of $2,000,000 of $17,664 ($0 in 2007)

•
a decrease resulting from the correction of the allocation of the recovery of income taxes between continuing and discontinued operations as originally filed in the 10-Q for the three months ended March 31, 2008 of $0, ($161,652 in 2007).

Recovery of income taxes from continuing operations decreased by $1,282,093 during the three months ended March 31, 2008, as compared with the same period in 2007. The decrease arises primarily from the impairment of OccuLogix intangible assets reported in third quarter of 2007 when the Company made the decision to suspend its clinical trial activities relating to the RHEO™ System. The related elimination of deferred tax liabilities associated with the RHEO™ intangible assets resulted in amortization of deferred tax liabilities of $0 in the three months ended March 31, 2008 as compared to $157,386 in the three months ended March 31, 2007. In addition, this same elimination does not allow the Company to report tax benefits for US losses arising at OccuLogix in the three months ended March 31, 2008 as compared to tax benefits reported re OccuLogix losses in the three months ended March 31, 2007 of $1,169,414.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands)
	March 31	December 31
	2008	2007	Change

Cash and cash equivalents	$2,330	$2,236	$94
Short-term investments	—	—	—
Total cash and cash equivalents and short-term investments	$2,330	$2,236	$94

Percentage of total assets	15.9%	14.6%	1.2%
Working capital (deficiency)	$(3,388)	$(997)	$(2,391)

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

Cash Used in Operating Activities

Net cash used to fund our operating activities during the three months ended March 31, 2008 was $2,682,924.  Net loss during the three-month period was $2,277,075. The non-cash charges which comprise a portion of the net loss during that period the amortization of intangible assets of $322,385, fixed assets of $17,638, and impairment of investments of $327,486. Additional non-cash charges consist of $83,875 in stock-based compensation charges.

The net change in non-cash working capital balances related to operations for the three months ended March 31, 2008 and 2007 consists of the following:

	Three months ended March 31,
	2008	2007
	$	$

Due to related party	—	—
Amounts receivable (increase) decrease	212,721	(166,806)
Inventory (increase) decrease	(41,213)	12,752
Prepaid expenses (increase) decrease	35,825	9,642
Deposit (increase) decrease	(2,892)	—
Other current assets (increase) decrease	—	(10,600)
Accounts payable (decrease) increase	(828,795)	43,365
Accrued liabilities (decrease) increase	59,945	252,626
Deferred revenue (decrease) increase	106,700	—
Due to stockholders (decrease) increase	41,238	(48,629)
Short term liabilities (decrease) increase	40,438	—
	(376,033)	92,350

•	Amounts receivable decrease is due to receipts for matters related to the sale of SOLX Inc..
•	Increase in inventory reflects the acquisition of tears samples and lab cards consumed in ongoing clinical tests.
•	Decrease in prepaid expenses is primarily due to the decline in prepaid insurance which has resulted from a decline in insurance costs attributable to discontinued activities.
•	Accounts payable decreased due primarily to payment for clinical test services which were substantially stopped in the fourth quarter of 2007 and funded in the first quarter of 2008.
•	Accrued liabilities increased primarily to the receipt of a $250,000 advance to be utilized to offset the cost of certain OcuSense TearLab tests
•	Increase in deferred revenue reflects $14,300 received from a customer for the eventual proceeds on sale of consignment inventory and $92,400 received as an advance payment for products.
•	Increase in amounts due to stockholders is attributable to an increase of $12,500 in the amount due to Hans Stock and the receipt of $25,000 due from a minority shareholder of OcuSense.
•	Increase in short term liabilities reflects interest accrued on the bridge financing.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 was $43,190. Cash used in investing activities during the period consists of $9,317 used to acquire fixed assets and $33,873 used to protect and maintain patents and trademarks.

Net cash used in investing activities for the three months ended March 31, 2007 was $5,127,743 and resulted from cash provided from the net purchase of short-term investments of $5,025,000. Cash used in investing activities during the the three months ended March 31, 2007 included $71,189 used to acquire fixed assets and $31,554 used to protect and maintain patents and trademarks.

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

•	OcuSense’s ability to obtain 510(k) approval and a CLIA waiver from the FDA for the TearLab™ test for DED and the timing of such approval, if any;
•	whether government and third-party payers agree to reimburse treatments using the TearLab™ test for DED;
•	the costs and timing of building the infrastructure to market and sell the TearLab™ test for DED;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments; and
•	the outcome of the Company’s appeal to a NASDAQ listings qualifications hearing panelregarding the NASDAQ’s staff’s determination to delist the Company’s common stock.

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

In assessing whether the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting were effective as at March 31, 2008, management also considered the impact of the Restatement of its Financial Statements with respect to the method of consolidation used to account for its investment in OcuSense, Inc., to the consolidated financial statements for the fiscal years ended December 31, 2007 and 2006 and the three months ended March 31, 2008 as well as the Company’s control environment.

Management has concluded that due to the failure to account for the consolidation of OcuSense , Inc. under the variable interest entity model since the Company’s acquisition of OcuSense on November 30, 2006, there was a material weakness in its internal control over financial reporting as of December 31, 2007.

During the period subsequent to December 31, 2007, the Company has undergone significant changes at the corporate level which included the termination / resignation of executives and finance individuals. However, given the limited scope of the Company’s operations, utilizing our existing employees, combined with the services of consultants, the Company has focused its efforts to ensure it had appropriate design and operating effectiveness of internal control over financial reporting. However as is the case for many small companies, the Company may not have the resources to address fully complex areas of financial accounting matters.

As of the end of the three-month period ended March 31, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out by the CEO and the CFO. Based on their evaluation, the CEO and the CFO have concluded that, as of the end of that fiscal period, the Company’s disclosure controls and procedures are not effective to provide reasonable assurance of achieving the desired control objectives.

(b)                     Changes in Internal Control over Financial Reporting. During the three-month period ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index to Exhibits

10.1
Agreement and plan of Merger and Reorganization, dated April 22, 2008 by and among the Registrant, Ocusense Acquireco Inc. and Ocusense, Inc. (exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.)

10.2
Amending Agreement, dated as of May 5, 2008 by and among the Registrant, the lenders listed on the Schedule of New Lenders attached there to as Exhibit A, the lenders listed an the schedule of Required Lenders attached thereto as Exhibit B and Marchant Securities Inc., amending the Loan Agreement, dated as of February 19, 2008 by and among the Registrant, the Lenders named therein and Marchant Securities Inc. and the Share Pledge Agreement, dated as of February 19, 2008, by the Registrant in favor of Marchant Securities Inc., as collateral agent.

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