Form 10-Q
period 2008-06-30
OccuLogix, Inc.
filed 2008-08-11
CIK 1299139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                 June 30, 2008

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

Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. (Check one):Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date:  57,306,145 as of August 7, 2008

Special Note Regarding Forward-Looking Statements

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

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
(Unaudited)
(Going Concern Uncertainty – See Note 1)

	June 30, 2008	December 31, 2007
	$	$
		As restated
ASSETS
Current
Cash and cash equivalents	920,191	2,235,832
Amounts receivable, net	116,850	374,815
Prepaid expenses	294,573	481,121
Prepaid finance costs	48,000	―
Deposits	16,993	10,442
Other current assets	128,796	―
Total current assets	1,525,403	3,102,210
Fixed assets, net	106,224	122,286
Patents and trademarks, net	201,340	139,437
Investments	413,678	863,750
Intangible assets, net	10,292,363	11,085,054
Total assets	12,539,008	15,312,737
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current
Accounts payable	425,216	1,192,807
Accrued liabilities	3,910,303	2,873,451
Due to stockholders	89,526	32,814
Deferred revenue	106,700	―
Short term liabilities and accrued interest	3,435,715	―
Total current liabilities	7,967,460	4,099,072
Deferred income tax liability	833,515	2,259,348
Total liabilities	8,800,975	6,358,420
Minority interest	4,474,154	4,953,960
Stockholders’ equity (deficiency)

Capital stock
Common stock	57,306	57,306
Par value of $0.001 per share
Authorized: 75,000,000; Issued and outstanding:
June 30, 2008 – 57,306,145; December 31, 2007 – 57,306,145
Additional paid-in capital	362,309,603	362,232,031
Accumulated deficit	(363,103,030)	(358,288,980)
Total stockholders’ equity (deficiency)	(736,121)	4,000,357
Total liabilities and stockholders’ equity (deficiency)	12,539,008	15,312,737

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Three months ended
	June 30,
	2008	2007
	$	$
		As restated
Revenue
Retina	127,200	—
Total revenue	127,200	—
Cost of goods sold
Retina
Cost of goods sold, net of goods recovered	—	8,297
Royalty costs	—	25,000
Total cost of goods sold	—	33,297
	127,200	(33,297)
Operating expenses
General and administrative	1,343,980	2,559,837
Clinical and regulatory	808,193	1,958,432
Sales and marketing	233,915	526,492
Restructuring charges	955,517	—
	3,341,605	5,044,761
Loss from operations	(3,214,405)	(5,078,058)
Other income (expense)
Interest income	20,691	215,919
Changes in fair value of warrant obligation	—	1,500,710
Interest expense	(95,706)	—
Amortization of finance costs	(91,000)	—
Impairment of investments	(122,586)	—
Other	2,747	(14,511)
Minority interest	363,595	201,332
	77,741	1,903,450
Loss from continuing operations before income taxes	(3,136,664)	(3,174,608)
Recovery of income taxes	599,687	1,265,841
Loss from continuing operations	(2,536,977)	(1,908,767)
Loss from discontinued operations	—	(1,081,559)
Net loss for the period	(2,536,977)	(2,990,326)
Weighted average number of shares outstanding - basic and diluted	57,306,145	57,304,020
Net loss per share – basic and diluted	(0.04)	(0.05)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Six months ended
	June 30,
	2008	2007
	$	$
		As restated

Revenue
Retina	134,400	90,000
Total revenue	134,400	90,000
Cost of goods sold
Retina
Cost of goods sold, net of goods recovered	(444)	15,396
Royalty costs	25,000	50,000
Total cost of goods sold	24,556	65,396
	109,844	24,604
Operating expenses
General and administrative	2,870,055	5,214,679
Clinical and regulatory	1,831,180	4,128,171
Sales and marketing	410,443	997,975
Restructuring charges	955,517	—
	6,067,195	10,340,825
Loss from operations	(5,957,351)	(10,316,221)
Other income (expense)
Interest income	57,143	431,357
Changes in fair value of warrant obligation	—	776,730
Interest expense	(142,309)	(16,640)
Amortization of finance costs	(132,000)	—
Impairment of investments	(450,072)	—
Other	20,243	1,363
Minority interest	571,130	566,011
	(75,865)	1,758,821
Loss from continuing operations before income taxes	(6,033,216)	(8,557,400)
Recovery of income taxes	1,219,166	3,166,361
Loss from continuing operations	(4,814,050)	(5,391,039)
Loss from discontinued operations	—	(2,185,049)
Net loss for the period	(4,814,050)	(7,576,088)

Weighted average number of shares outstanding - basic and diluted	57,306,145	55,931,395
Net loss per share – basic and diluted	(0.08)	(0.14)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIENCY)
(expressed in U.S. dollars)
(Unaudited)

	Voting common stock at par value		Additional paid-in capital	Accumulated deficit	Net stockholders’ equity /
	shares issued				(deficiency)
	#	$	$	$	$

Balance, December 31, 2007 - restated	57,306,145	57,306	362,232,031	(358,288,980)	4,000,357
Stock-based compensation	―	―	77,572	―	77,572
Net loss for the six month period	―	―	―	(4,814,050)	(4,814,050)
Balance, June 30, 2008	57,306,145	57,306	362,309,603	(363,103,030)	(736,121)

See accompanying notes to interim consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Six months ended June 30,
	2008	2007
	$	$
		As restated
OPERATING ACTIVITIES
Net loss for the period	(4,814,050)	(7,576,088)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	77,572	931,058
Stock-based compensation – minority interest	91,324	93,371
Amortization of fixed assets	30,635	195,623
Amortization of patents and trademarks	10,002	2,816
Amortization of intangible asset	586,022	2,993,103
Amortization of prepaid finance costs	132,000	—
Accretion expense	—	409,791
Changes in fair value of warrant obligation	—	(776,730)
Impairment of investments	450,072	—
Deferred income tax liability, net	(1,219,166)	(5,265,651)
Minority interest	(571,130)	(566,012)
Net change in non-cash working capital balances related to operations	877,555	629,302
Cash used in operating activities	(4,349,164)	(8,929,417)

INVESTING ACTIVITIES
Purchase sale of short-term investments	—	(190,000)
Additions to fixed assets	(14,572)	(131,286)
Additions to patents and trademarks	(71,905)	(62,813)
Cash used in investing activities	(86,477)	(384,099)

FINANCING ACTIVITIES
Proceeds from the exercise of common stock options	—	2,228
Proceeds from the issuance of common stock	—	10,016,000
Share issuance costs	—	(816,493)
Proceeds of bridge financing	3,300,000	—
Loan issuance costs	(180,000)	—
Cash provided by financing activities	3,120,000	9,201,735

Net decrease in cash and cash equivalents during the period	(1,315,641)	(111,781)
Cash and cash equivalents, beginning of period	2,235,832	5,740,697
Cash and cash equivalents, end of period	920,191	5,628,916

See accompanying notes to interim consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars except as otherwise stated)
June 30, 2008
 (Unaudited)

1.	BASIS OF PRESENTATION, GOING CONCERN UNCERTAINTY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). These unaudited interim consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of OccuLogix, Inc. (“OccuLogix” or the “Company”) as at June 30, 2008 and the results of its operations for the three and six months then ended. These unaudited interim consolidated financial statements should be read in conjunction with the restated consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 21, 2008. Interim results are not necessarily indicative of results for a full year.

Going concern uncertainty

The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company has sustained substantial losses of $69,829,983 for the year ended December 31, 2007 and $4,814,050 and $7,576,088 for the six months ended June 30, 2008 and 2007, respectively. The Company’s working capital deficiency at June 30, 2008 is $6,442,057, which represents a $5,455,195 increase in its working capital deficiency from $996,862 at December 31, 2007.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

On February 19, 2008, the Company announced that it has secured a bridge loan in an aggregate principal amount of $3,000,000 (less transaction costs of  $180,000) from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which has been extended to 270 days. The Company has pledged its shares of the capital stock of OcuSense Inc. (“OcuSense”) as collateral for the loan.

On May 5, 2008, the Company announced that it had secured a bridge loan in an aggregate principal amount of $300,000 from a number of private parties (“Additional Bridge Loan I”). The Additional Bridge Loan I constitutes an increase to the principal amount of the $3,000,000 principal amount bridge loan that the Company announced on February 19, 2008 (the “Original Bridge Loan”) and was advanced on substantially the same terms and conditions as the Original Bridge Loan, pursuant to an amendment of the loan agreement for the Original Bridge Loan. The Additional Bridge Loan I bears interest at a rate of 12% per annum and will have the same maturity date as the Original Bridge Loan. The Company has pledged its shares of the capital stock of OcuSense as collateral for the loan.

On July 28, 2008, the Company announced that it has secured an additional bridge loan in an aggregate principal amount of $3,403,500 from a number of private parties (the “Additional Bridge Loan II”). $2,893,500 of the principal amount of the Additional Bridge Loan II will be advanced by certain of the investors who had agreed to purchase shares of the Company’s common stock in the proposed private placement of $5,076,500 of the Company’s common stock, first announced on May 20, 2008.  The Company has agreed to reduce the dollar amounts of these investors’ respective commitments in the private placement by the principal amount of the Additional Bridge Loan II that each of them will be advancing to the Company. OccuLogix now expects the gross aggregate proceeds of the private placement to be $2,173,000.

The proceeds of the Additional Bridge Loan II will be used for general corporate purposes of the Company and OcuSense, in which OccuLogix currently holds a majority ownership interest (50.1% on a fully diluted basis and 57.62% on an issued and outstanding basis).

The Additional Bridge Loan II will constitute an increase to the principal amount of the $3,300,000 principal amount bridge loan of the Company that is currently outstanding, The Original Bridge Loan of $3,000,000 was advanced on February 19, 2008, and the Additional Bridge Loan I of $300,000 was advanced on May 5, 2008.  The Additional Bridge Loan II will be advanced on substantially the same terms and conditions as the Original Bridge Loan, pursuant to a further amendment to the amended loan agreement governing the Original Bridge Loan.

The Additional Bridge Loan II will bear interest at a rate of 12% per annum and will have the same maturity date as the Original Bridge Loan.  Like the repayment of the Original Bridge Loan, the repayment of the Additional Bridge Loan II will be secured by a pledge by the Company of its majority ownership interest in OcuSense.

Under the terms of the loan agreement that governs the Original Bridge Loan, OccuLogix has two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan.  The Company has declared its intention to exercise one of these pre-payment options and proposes to repay the Original Bridge Loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors.  The Company will be obligated to, and intends to, pre-pay the Additional Bridge Loans I and II in the same manner.  The pre-payment of the Original Bridge Loan and the Additional Loan Agreements will entail the issuance of a minimum of 78,864,705 shares of OccuLogix’s common stock, for which stockholder and regulatory approval will be required.

Management believes that these proceeds, together with the Company’s existing cash, will be sufficient to cover its operating activities and other demands only until approximately the middle of November 2008.  The Company currently is not generating cash from operations, and most of its cash has been, and is being, utilized to fund its operations and to fund deferred acquisition payments. The Company’s operating expenses in the six months ended June 30, 2008 have consisted mostly of expenses relating to the completion of the product development of the TearLab™ test for dry eye disease, or DED.  Unless the Company raises additional capital, it will not have sufficient cash to support its operations beyond approximately the middle of November 2008.

On October 9, 2007, the Company announced that its Board of Directors (the “Board”) had authorized management and the Company’s advisors to explore the full range of strategic alternatives available to enhance shareholder value. These alternatives may include, but are not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of OccuLogix. In making the announcement, the Company stated that there can be no assurance that the exploration of strategic alternatives will result in a transaction. To date, the Company has not disclosed, nor does it intend to disclose, developments with respect to its exploration of strategic alternatives unless and until the Board has approved a specific transaction.

For some time prior to the October 9, 2007 announcement, the Company had been seeking to raise additional capital, with the objective of securing funding sufficient to sustain its operations as it had been clear that, unless the Company was able to raise additional capital, the Company would not have had sufficient cash to support its operations beyond early 2008. The Board’s decisions to suspend the Company’s RHEO™ System clinical development program and to dispose of SOLX Inc. (“SOLX”) were made and implemented in order to conserve as much cash as possible while the Company continued its capital-raising efforts.

On January 9, 2008, the Company announced the departure, or pending departure, of seven members of its executive team and, commencing on February 1, 2008, a 50% reduction in the salary of each of Elias Vamvakas, its Chairman and Chief Executive Officer, and Tom Reeves, its former President and Chief Operating Officer.  By January 31, 2008, a total of 12 non-executive employees of the Company left the Company’s employment. On June 30, 2008, Tom Reeves, also left the Company.

As at June 30, 2008, the Company had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 3.26% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at future dates with an average maturity of 12 days.  Due to the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than its fair value as of June 30, 2008. Accordingly, these auction rate securities have been recorded at their estimated fair value of $413,678, which represents a decline of $1,486,322 in the carrying value of these auction rate securities. The Company considers this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $450,072 has been included as an impairment of investments in the Company’s consolidated statement of operations for the six months ended June 30, 2008. Although the Company continues to receive payment of interest earned on these securities, the Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of June 30, 2008. Management will continue to monitor these investments closely for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which the Company currently expects to be able to sustain its operations in the absence of an additional capital raise by the Company as the Company does not have the cash reserves to hold these auction rate securities until the market recovers nor can the Company hold these securities until their contractual maturity dates.

The unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company were not able to continue in existence as a going concern.

Significant accounting policies

These unaudited interim consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2007.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited consolidated financial statements for the interim periods presented. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to the impairment of long-lived and intangible assets, valuation of investments in marketable securities and the value of stock option and warrant programs.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, FASB agreed to a one year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company adopted SFAS No. 157 on January 1, 2008, which had no effect on the Company’s consolidated financial statements. Refer to Note 9, “Fair value measurements” for additional information related to the adoption of SFAS No. 157.

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

On June 14, 2007, FASB ratified Emerging Issues Task Force (“EITF”), EITF 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that all non-refundable advance payments for research and development activities that will be used in future periods be capitalized until used. In addition, the deferred research and development costs need to be assessed for recoverability. EITF 07-3 is applicable for fiscal years beginning after December 15, 2007 and is to be applied prospectively without the option of early application. The adoption of  EITF 07-3  has not had a material impact on the Company’s results of operations and financial position.

On December 4, 2007, FASB issued SFAS No. 141R (revised 2007), “Business Combinations”, and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. Effective for fiscal years beginning after December 15, 2008, the standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.

SFAS No. 141(R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

SFAS No. 160 improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No.160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions.

Early adoption of SFAS No. 141R and SFAS No. 160 is prohibited. Management is currently evaluating the requirements of these standards and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

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

Correction of an error in comparative periods related to the method of consolidation of OcuSense Inc.

Background Information

On November 30, 2006, OccuLogix acquired 1,754,589 Series A preferred shares of OcuSense. The purchase price of these shares was made up of two fixed payments of $2.0 million, one to be made on the November 30, 2006 date of the closing of the transaction and the other on January 3, 2007.  In addition, subject to OcuSense achieving certain milestones, the Company was required to pay two additional milestone payments of $2.0 million each.

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

·
Redemption features – Subsequent to November 30, 2011, the preferred shares may be redeemed, at the option of OccuLogix, at the higher of the original issue price and the fair market value of the common shares into which the preferred shares could be converted.

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

Based on the above capital structure, on a fully diluted basis, OccuLogix’s voting percentage was determined to be 50.1%. On a current voting basis, OccuLogix’s voting interest is 57.62%. The Company previously consolidated OcuSense based on an ownership percentage of 50.1%

Interpretation and Related Accounting Treatment

Since November 30, 2006, the date of the acquisition, the Company has consolidated OcuSense on the basis of a voting control model, as a result of the fact that it owns more than 50% of the voting stock of OcuSense and the fact that the Company has the ability to convert its Series A preferred shares into common shares, which would result in termination of the voting agreement between the founders and OccuLogix and which would result in OccuLogix gaining control of the board of directors.

However, after further consideration, the Company has now determined that, as a result of the voting agreement between OccuLogix and certain founding stockholders of OcuSense, OccuLogix is not able to exercise voting control as contemplated in Accounting Research Bulletin (“ARB”) ARB 51, “Consolidated Financial Statements” (“ARB 51”) unless the Company converts its Series A preferred shares.  For purpose of assessing voting control in accordance with ARB 51, U.S. GAAP does not take into consideration such conversion rights. Accordingly OccuLogix does not have the ability to exercise control of OcuSense, in light of the voting agreement that currently exists between the founding stockholders and OccuLogix.

In addition to the above consideration, the Company determined that OcuSense is a variable interest entity (“VIE”) and that OccuLogix is the primary beneficiary based on the following:

·
OcuSense is a development stage enterprise (as defined under SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises”) and therefore is not considered to be a business under U.S. GAAP.  Accordingly, OcuSense is not subject to the business scope exception.

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

FIN 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), requires that the enterprise which consolidates the VIE be the primary beneficiary of that entity. The primary beneficiary is the entity that will absorb a majority of the VIE’s expected losses, receive a majority of the entity’s expected returns, or both. At the time of acquisition, it was expected that the Company would contribute virtually all of the required funding until commercialization through the acquisition of the Series A preferred shares and future milestone payments as described above.  The common stockholders were expected to make nominal equity contributions during this period.  Therefore, based primarily on qualitative considerations, the Company believes that it is the primary beneficiary of OcuSense and should consolidate OcuSense using the variable interest model.

The Company has noted that the initial measurement of assets, liabilities and non-controlling interests under FIN 46(R) differs from that which is required under SFAS No.141, “Business Combinations”.  In particular, under FIN 46(R), assets, liabilities and non-controlling interest shall be measured initially at their fair value. The Company previously recorded non-controlling interest based on the historical carrying values of OcuSense’s assets and liabilities, and as a result consolidation under FIN 46(R) resulted in material revisions to the amounts previously reported in the Company’s consolidated financial statements.

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

-
The Company determined the fair value of the milestone payments on the date of acquisition by incorporating the probability that the milestone payments will be made, as well as the time value associated with the planned settlement date of the payments.

-
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

The following is a summary of the significant effects of the restatements on the Company’s consolidated balance sheets as of , December 31, 2007 and its consolidated statements of operations for the three months ended June 30,  2008 and 2007 and its consolidated statements of operations and consolidated statements of cash flows for the six months ended June 30, 2008 and 2007.

	As at June 30,	As at December 31,
	2008		2007
		As previously reported	Adjustment	As restated
	$	$	$	$
Consolidated Balance Sheets
Intangible assets	10,292,363	5,770,677	5,314,377	11,085,054
Deferred income tax liabilities	833,515	—	2,259,348	2,259,348
Minority interest	4,474,154	—	4,953,960	4,953,960
Additional paid-in capital	362,309,603	362,402,899	(170,868)	362,232,031
Accumulated deficit	(363,103,030)	(356,560,917)	(1,728,063)	(358,288,980)

	Three months ended June 30,
	2008		2007
		As previously reported	Adjustment	As restated
	$	$	$	$
Consolidated Statements of Operations
General and administrative	1,343,980	2,355,088	204,749	2,559,837
Minority interest	363,595	489,937	(288,605)	201,332
Recovery of income taxes	599,687	1,183,941	81,900	1,265,841
Loss from continuing operations	(2,536,977)	(1,497,312)	(411,455)	(1,908,767)
Loss from discontinued operations	—	(1,081,559)	—	(1,081,559)
Net loss for the period	(2,536,977)	(2,578,871)	(411,455)	(2,990,326)
Loss per share	(0.04)	(0.05)		(0.05)

	Six months ended June 30
	2008		2007
		As previously reported	Adjustment	As restated
	$	$	$	$
Consolidated Statements of Operations
General and administrative	2,870,055	4,805,180	409,499	5,214,679
Minority interest	571,130	1,044,784	(478,773)	566,011
Recovery of income taxes	1,219,166	3,002,562	163,799	3,166,361
Loss from continuing operations	(4,814,050)	(4,666,566)	(724,473)	(5,391,039)
Loss from discontinued operations	—	(2,185,049)	—	(2,185,049)
Net loss for the period	(4,814,050)	(6,851,615)	(724,473)	(7,576,088)
Loss per share	(0.08)	(0.12)		(0.14)

	Six months ended June 30
	2008		2007
		As previously reported	Adjustment	As restated
	$	$	$	$
Consolidated Statements of Cash Flows
Cash used in operating activities	(4,349,164)	(8,929,417)	—	(8,929,417)
Net loss for the period	(4,814,050)	(6,851,615)	(724,473)	(7,576,088)
Amortization of intangible assets	586,022	2,583,604	409,499	2,993,103
Deferred tax liability, net	(1,219,166)	(5,101,852)	(163,799)	(5,265,651)
Minority interest	(571,130)	(1,044,785)	478,773	(566,012)

3.	INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of the exclusive distribution agreements that the Company has with its major suppliers and other acquisition-related intangible assets. The Company has no indefinite-lived intangible assets. The distribution agreements and other acquisition-related intangible assets are amortized using the straight-line method over an estimated useful life of 15 and 10 years, respectively.

The Company’s other intangible assets consisted of the value of the exclusive distribution agreements the Company had with Asahi Medical, the manufacturer of the Rheofilter filters and the Plasmaflo filters, and Diamed and MeSys, the designer and the manufacturer, respectively, of the OctoNova pumps. The Rheofilter filter, the Plasmaflo filter and the OctoNova pump are components of the RHEO™ System, the Company’s product for the treatment of Dry AMD. On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company concluded that its indefinite suspension of the RHEO™ System clinical development program for Dry AMD was a significant event which may affect the carrying value of its distribution agreements. Accordingly, management was required to re-assess whether the carrying value of the Company’s distribution agreements was recoverable as at December 31, 2007. Based on management’s estimates of undiscounted cash flows associated with the distribution agreements, the Company concluded that the carrying value of the distribution agreements was not recoverable as at December 31, 2007. Accordingly, the Company recorded an impairment charge of $20,923,028 during the year ended December 31, 2007 to record the distribution agreements at their fair value as at December 31, 2007, bringing the net balance to nil. As a result, amortization expense from continuing operations for the six months ended June 30, 2008 in connection with the distribution agreements is nil.

On December 19, 2007, the Company sold to SOLX Acquisition all of the issued and outstanding shares of the capital stock of SOLX, which had been the Glaucoma division of the Company prior to the completion of the transactions provided for in the stock purchase agreement. The sale transaction established fair values for the Company’s recorded goodwill and the Company’s shunt and laser technology and regulatory and other intangible assets acquired upon the acquisition of SOLX on September 1, 2006. Accordingly, management was required to re-assess whether the carrying value of the Company’s shunt and laser technology and regulatory and other intangible assets was recoverable as at December 1, 2007. Based on management’s estimates of undiscounted cash flows associated with these intangible assets, the Company concluded that the carrying value of these intangible assets was not recoverable as at December 1, 2007. Accordingly, the Company recorded an impairment charge of $22,286,383 during the year ended December 31, 2007 to record the shunt and laser technology and regulatory and other intangible assets at their fair value as at December 31, 2007, bringing the net balance to nil. The results of operations of SOLX for the three months and six months ended June 30, 2007 are classified as results of discontinued operations in these consolidated financial statements.

As at June 30, 2008 and 2007, the remaining weighted average amortization period for the distribution agreements intangible assets is nil and 8.21 years, respectively.

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

Assets acquired and liabilities assumed consisted solely of working capital and of a technology intangible asset relating to patents owned by OcuSense.  The Company anticipates that before consideration of deferred tax, the fair value of the assets acquired will be greater than the fair value of the liabilities assumed and the non-controlling interest. Because OcuSense does not comprise a business, as defined in EITF 98-3, the Company applied the simultaneous equation method as per EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations” and adjusted the assigned value of the non-monetary assets acquired (consisting solely of the technology asset) to include the deferred tax liability.

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

Intangible assets subject to amortization consist of the following:

	As at June 30, 2008
	Cost less tax loss benefited	Accumulated amortization
	$	$
TearLab™ technology	12,275,387	1,983,024
Less accumulated amortization	1,983,024
	10,292,363
Intangible assets were reduced by $206,666 in the six months ended June 30, 2008 to reflect the effect of acquired tax losses benefited which became unrestricted in the period.

	As at December 31, 2007
	Cost less tax loss benefited	Accumulated amortization
	$	$
TearLab™ technology	12,482,054	1,397,000
Less accumulated amortization	1,397,000
	11,085,054
Intangible assets were reduced by $413,333 in the year ended Decenber 31, 2007 to reflect the effect of acquired tax losses benefited which became unrestricted in the year.

Estimated amortization expense for the intangible assets for each of the next four years and thereafter is as follows:

Amortization of intangible assets
$
Remainder of 2008	610,407
2009	1,220,814
2010	1,220,814
2011	1,220,814
2012 and thereafter	6,019,514
10,292,363

Amortization expense of $586,022 from continuing operations for the six months ended June 30, 2008 is attributable to OcuSense. Amortization expense from continuing operations for the six months ended June 30, 2007 of $1,503,103 was derived from OcuSense and the RHEOTM System distribution agreements.  Amortization expense from discontinued operations for the six months ended June 30, 2008 and 2007 was nil and $1,490,000, respectively.

The Company determined that, as of June 30, 2008, there have been no significant events which may affect the carrying value of OcuSense's TearLab™ technology. However, the Company’s prior history of losses and losses incurred during the current fiscal year reflects a potential indication of impairment, thus requiring management to assess whether the TearLab™ technology was impaired as at June 30, 2008. Based on management’s estimates of forecasted undiscounted cash flows as at June 30, 2008, the Company concluded that there is no indication of an impairment of the OcuSense's TearLab™ technology. Therefore, no impairment charge was recorded during the six months ended June 30, 2008.

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

The Company’s results of operations related to discontinued operations for the six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
	$	$	$	$

Revenue	―	121,275	―	160,900
Cost of goods sold
Cost of goods sold	―	42,464	―	97,973
Royalty costs	―	6,250	―	14,983
Total cost of goods sold	―	48,714	―	112,956
	―	72,561	―	47,944
Operating expenses
General and administrative	―	1,012,682	―	2,037,958
Clinical and regulatory	―	737,152	―	1,365,250
Sales and marketing	―	228,684	―	509,988
	―	1,978,518	―	3,913,196
	―	(1,905,957)	―	(3,865,252)

Other income (expenses)
Interest and accretion expense	―	(204,888)	―	(409,784)
Other	―	(9,274)	―	(9,302)
	―	(214,162)	―	(419,086)
Loss from discontinued operations before income taxes	―	(2,120,119)	―	(4,284,338)
Recovery of income taxes	―	1,038,560	―	2,099,289
Loss from discontinued operations	―	(1,081,559)	―	(2,185,049)

5.	FIXED ASSETS

	June 30, 2008		December 31, 2007
	Cost	Accumulated amortization	Cost	Accumulated amortization
	$	$	$	$

Furniture and office equipment	61,025	26,930	101,903	50,854
Computer equipment and software	174,126	141,510	197,317	155,928
Leasehold improvements	6,335	1,734	6,335	704
Medical equipment	59,607	24,695	1,163,135	1,138,918
	301,093	194,869	1,468,690	1,346,404
Less accumulated amortization	194,869		1,346,404
	106,224		122,286

Amortization expense was $30,635, and $195,623 during the six months ended June 30, 2008 and 2007, respectively, of which nil and $118,765 is included as amortization expense of discontinued operations for the six months ended June 30, 2008 and 2007, respectively.

On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future. In accordance with SFAS No. 144, the Company determined that the carrying value of certain of the Company’s medical equipment was not recoverable as at December 31, 2007. Accordingly, during the year ended December 31, 2007, the Company recorded a reduction to the carrying value of certain of its medical equipment of $431,683 which reflects a write-down of the value of this medical equipment to nil as at December 31, 2007 and June 30, 2008. The assets written down had been used in the clinical trials of the RHEO™ System.

6.	PATENTS AND TRADEMARKS

	June 30, 2008		December 31, 2007
	Cost	Accumulated amortization	Cost	Accumulated amortization
	$	$	$	$

Patents	299,353	122,014	236,854	113,013
Trademarks	129,618	105,617	120,211	104,615
	428,971	227,631	357,065	217,628
Less accumulated amortization	227,631		217,628
	201,340		139,437

Amortization expense was $10,002 and $2,816 during the six months ended June 30, 2008 and 2007, respectively.

Patents and trademarks are recorded at historical cost and amortized over a period not exceeding 15 years.

Based on the November 1, 2007 announcement and in accordance with SFAS No. 144, the Company determined that the carrying value of certain of the Company’s patents and trademarks was not recoverable as at December 31, 2007. Accordingly, during the year ended December 31, 2007, the Company recorded a $190,873 reduction to the carrying value of its patents and trademarks related to the RHEO™ System which reflects a write-down of these patents and trademarks to a value of nil as at June 30, 2008 and December 31, 2007.

7.	INVENTORY

The Company evaluates its ending inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions.

In light of the Company’s financial position as at September 30, 2007 and November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the fact that, if the Company was unable to raise additional capital, it would not have had sufficient cash to support its operations beyond early 2008. Accordingly, the Company wrote down the value of its treatment sets and OctoNova pumps, the components of the RHEO™ System, to nil as at December 31, 2007 since the Company is not expected to be able to sell or utilize these treatment sets and OctoNova pumps prior to their expiration dates, in the case of the treatment sets, or before the technologies become outdated.

As at June 30, 2008 and December 31, 2007, the Company had inventories of $165,012 and $7,295,545, respectively, reduced by inventory reserves of $165,012 and $7,295,545, respectively. During the six months ended June 30, 2008 and 2007, the Company recognized a provision related to inventory of nil and nil, respectively, based on the above analysis.

8.	INVESTMENTS

As at June 30, 2008 and December 31, 2007, the Company had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities currently yielding an average return of 3.26% per annum. Contractual maturities for these auction rate securities are greater than eight years with an interest reset date approximately every 12 days. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s auction rate securities have experienced multiple failed auctions. While the Company continues to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these auction rate securities no longer approximates par value. Refer to Note 9 for discussion on how the Company determines the fair value of its investment in auction rate securities.

Although the Company continues to receive payment of interest earned on these securities, the Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheets as at December 31, 2007 and June 30, 2008. Management will continue to closely monitor these investments for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which the Company currently expects to be able to sustain its operations in the absence of an additional capital raise by the Company as the Company does not have the cash reserves to hold these auction rate securities until the market recovers nor can the Company hold these securities until their contractual maturity dates.

The Company concluded that the fair value of these auction rate securities at June 30, 2008 was $413,678, a decline of $1,486,322 from par value and $450,072 from the fair value as at December 31, 2007. The Company considers this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $450,072 for the six months ended June 30, 2008 has been included as an impairment of investments in the Company’s consolidated statement of operations for the six months ended June 30, 2008.

9.	FAIR VALUE MEASUREMENTS

As described in Note 1, the Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

		Quoted prices in	Significant other	Significant
	Fair value	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	technique
Investments in marketable securities (non-current)	$413,678	$—	$—	$413,678	(1)

(1)
The Company estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 8 for further discussion of the Company’s investments in auction rate securities.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Investments in
marketable
securities
(non-current)
Balance as at December 31, 2007	$863,750

Losses deemed to be other than temporary charged to other non-operating expense, net	450,072

Balance as at June 30, 2008	$413,678

10.	SHORT TERM LIABILITIES AND ACCRUED INTEREST

On February 19, 2008, the Company announced that it had secured a bridge loan in an aggregate principal amount of $3,000,000 from a number of private parties.  Transaction costs, funded separately, were $180,000  paid to Marchant Securities Inc. (“Marchant”), a related party (see Note 14) for introducing the Company to the bridge loan lenders. The loan bears interest at a rate of 12% per annum and has a 180-day term, which has been extended to 270 days.

On May 5, 2008, the Company announced that it had secured a bridge loan in an aggregate principal amount of $300,000 from a number of private parties. The Additional Bridge Loan I constitutes an increase to the principal amount of the $3,000,000 principal amount bridge loan that the Company announced on February 19, 2008 and was advanced on substantially the same terms and conditions as the Original Bridge Loan, pursuant to an amendment of the loan agreement for the Original Bridge Loan. The Additional Bridge Loan I bears interest at a rate of 12% per annum and will have the same maturity date as the Original Bridge Loan.

The repayment of the loans is secured by a pledge by the Company of its shares of the capital stock of OcuSense. Under the terms of the loan agreement, the Company has two pre-payment options available to it, should it decide  not to wait until the maturity date to repay the loan. Under the first pre-payment option, the Company may repay the loan in full by paying the lenders, in cash, the amount of outstanding principal and accrued interest and issuing to the lenders five-year warrants in an aggregate amount equal to approximately 19.9% of the issued and outstanding shares of the Company’s common stock (but not to exceed 20% of the issued and outstanding shares of the Company’s common stock). The warrants would be exercisable into shares of the Company’s common stock at an exercise price of $0.10 per share and would not become exercisable until the 180th day following their issuance. Under the second pre-payment option, provided that the Company has closed a private placement of shares of its common stock for aggregate gross proceeds of at least $1,000,000, the Company may repay the loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors. Any exercise by the Company of the second pre-payment option would be subject to stockholder and regulatory approval.

Of the $3,435,715 outstanding as at June 30, 2008, the principal portion of the loan was $3,300,000 and the accrued interest was $135,715.

11.	MINORITY INTEREST

As previously discussed in Note 2, OcuSense was determined to be a VIE and OccuLogix was the primary beneficiary.

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

	Six months ended June 30,
	2008	2007
	$	$
Minority interest – beginning of period	4,953,960	6,110,834
Minority share of net loss from operations	(571,130)	(566,011)
Fair value of OcuSense stock-based compensation	91,324	93,371
Minority interest – end of period	4,474,154	5,638,194

Minority stockholder’s share of net losses from operation for the six months ended June 30, 2008 of $774,949 was offset by $203,819 to reflect a minority increment for the Beta milestone payment.  Minority share of net loss from operation for six months ended June 30, 2007 of $696,302 was offset by $130,291 to reflect a minority increment for the Alpha milestone payment.  These transactions are specific to the acquisition of OcuSense. The increment represents the minority stockholders’ ownership percentage of the variance between the actual milestone payments made and the original fair value of the milestone payments reported when the Company acquired its ownership interest in OcuSense. No future milestone payments remain to be paid.

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

Options granted may be time-based or performance-based options.  The vesting of performance-based options is contingent upon meeting company-wide goals, including obtaining the U.S. Food and Drug Administration, or FDA, approval of the RHEO™ System and the achievement of a minimum amount of sales over a specified period. Generally, options expire 10 years after the date of grant. No incentive stock options granted to a 10% owner optionee shall be exercisable after the expiration of five years after the effective date of grant of such option; no option granted to a prospective employee, prospective consultant or prospective director may become exercisable prior to the date on which such person commences service; and, with the exception of an option granted to an officer, director or consultant, no option shall become exercisable at a rate less than 20% per annum over a period of five years from the effective date of grant of such option unless otherwise approved by the Board.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s consolidated statements of operations and changes in stockholder’s equity:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
		As restated		As restated
General and administrative	$43,432	$171,021	$87,221	$528,109
Clinical and regulatory	27,718	97,130	53,754	191,218
Sales and marketing	13,871	119,475	27,921	250,502
Total expense from continuing operations	85,021	387,626	168,896	969,829
Expense from discontinued operations	―	27,300	―	54,600
Stock-based compensation expense before income taxes (i)	$85,021	$414,926	$168,896	$1,024,429

(i) The tax benefit associated with the Company’s stock-based compensation expense for the six months ended June 30, 2008 and 2007 is $63,905 and $405,924, respectively. Neither amount has been recognized in the Company’s consolidated financial statements for the six months ended June 30, 2008 and 2007 as there is a low probability that the Company will realize this benefit.

Net cash proceeds from the exercise of common stock options were nil and nil for the six months ended June 30, 2008 and 2007, respectively. No income tax benefit was realized from stock option exercises during the six months ended June 30, 2008 and 2007. In accordance with SFAS No. 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

During the six months ended June 30, 2008, there were no new stock options granted. The weighted average fair value of stock options granted during the six months ended June 30 2007 was $1.22. The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007

Volatility	n.a.	76.9%
Expected life of options	n.a.	5.44 years
Risk-free interest rate	n.a.	4.55%
Dividend yield	n.a.	0%

The Company’s computation of expected volatility for the six months ended June 30, 2007 was based on a comparable company’s historical stock prices as the Company did not have sufficient historical data. The Company’s computation of expected life was estimated using the “short-cut approach” as provided in Staff Accounting Bulletin No. 110 (“SAB No. 110”) as options granted by the Company meet the criteria of “plain vanilla” options as defined in SAB No. 110. Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period. The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant. If options are granted in the future, the Company’s computation of expected life will be based on either one of the following: a modeling or simulating exercise behavior based on a variety of stock price paths, estimating the expected term based on the period that previous options were outstanding, or an estimated term based on the expected terms of options granted by other, similar companies and similarly structured awards.

A summary of the option transactions during the six months ended June 30, 2008 is set forth below:

	Number of options outstanding	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $
Outstanding, December 31, 2007	4,787,387	1.64	7.41	—
Granted	—
Exercised	—
Forfeited	588,999
Outstanding, June 30, 2008	4,198,388	1.59	6.86	—
Vested or expected to vest June 30, 2008	3,103,288	1.57	6.06	—
Exercisable, June 30, 2008	2,872,887	1.59	5.83	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of June 30, 2008 of $0.12 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on June 30, 2008). This amount is nil for all the periods presented as the exercise price of all options outstanding as at June 30, 2008 and December 31, 2007 is higher than $0.12, the Company’s closing stock price on the last trading day prior to June 30, 2008.

As at June 30, 2008, $2,407,900 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.60 years.

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

The Company accounts for the Warrants  and the Cowen Warrant in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), along with related interpretation EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”). SFAS No. 133 requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. Based on the provisions of EITF No. 00-19, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, the Company has classified the Warrants and the Cowen Warrant as a current liability at December 31, 2007 and June 30, 2008.

The estimated fair value of the Warrants and the Cowen Warrant was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	61.9%
Expected life of Warrants	3.58 years
Risk-free interest rate	2.91%
Dividend yield	0%

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the Shares and the Warrants based on their relative fair values. This resulted in an allocation of $2,052,578 to obligation under warrants which includes the fair value of the Cowen Warrant of $97,222.

In addition, SFAS No. 133 requires the Company to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the Warrants and the Cowen Warrant as at December 31, 2007 and determined the aggregate fair value to be a nominal amount, a decrease of approximately $2,052,578 over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance. Accordingly, the Company recognized a gain of $2,052,578 in its consolidated statement of operations for the year ended December 31, 2007 which reflects the decrease in the Company’s obligation to its warrant holders to its nominal amount at December 31, 2007.  The Company revalued the Warrants and the Cowan Warrant as at June 30, 2008 and determined the aggregate fair value to be a nominal amount.

Transaction costs associated with the issuance of the Warrants recorded as a warrant expense in the Company’s consolidated statements of operations for the six months ended June 30, 2008 and 2007 were nil and $170,081, respectively.

A summary of the Warrants issued during the six months ended June 30, 2008 and the total number of warrants outstanding as of that date are set forth below:

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2007	2,764,416	$2.20
Granted	—	—
Forfeited	—	—
Outstanding, June 30, 2008	2,764,416	$2.20

13.	LOSS PER SHARE

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

The $5,000,000 portion of the $12,000,000 commitment which was not convertible into the Company’s common stock was not advanced and the commitment was terminated prior to the completion of the Company’s initial public offering of shares of its common stock. During the years ended December 31, 2004 and 2003, the Company issued grid debentures in an aggregate principal amount of $4,350,000 and $2,650,000 to TLC Vision and Diamed, respectively, under the convertible portion of the grid debentures. On December 8, 2004, as part of the corporate reorganization relating to the Company’s initial public offering, the Company issued 7,106,454 shares of its common stock to TLC Vision and Diamed, upon conversion of $7,000,000 of aggregate principal amount of convertible debentures at a conversion price of $0.98502 per share. Collectively, at June 30, 2008, the two companies have a combined 35.6% equity interest in the Company on a fully diluted basis.

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

On January 28, 2008, the Company disclosed that it was engaged in discussions with Asahi Medical to terminate the Distribution Agreement. The Company and Asahi Medical have terminated substantially all of their obligations under the Distribution Agreement effective February 25, 2008 (the “Termination Agreement”).  Pursuant to the Termination Agreement, the Company and Asahi Medical have agreed to a mutual release of claims relating to the Distribution Agreement, other than any claims relating to certain provisions of the Distribution Agreement which survived its termination.

The Company received free inventory from Asahi Medical for purposes of the RHEO-AMD trial, the LEARN, or Long-term Efficacy in AMD from Rheopheresis in North America, trials and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company has paid for the same filters purchased from Asahi Medical for purposes of commercial sales to the Company’s customers. The value of the free inventory received from Asahi Medical was nil and $81,990 for the six months ended June 30, 2008 and 2007, respectively.

Mr. Hans Stock

On February 21, 2002, the Company entered into an agreement with Mr. Stock as a result of his assistance in procuring a distributorship agreement for the filter products used in the RHEO™ System from Asahi Medical. Mr. Stock agreed to further assist the Company in procuring new product lines from Asahi Medical for marketing and distribution by the Company. The agreement will remain effective for a term consistent with the term of the distributorship agreement with Asahi Medical, and Mr. Stock will receive a 5% royalty payment on the purchase of the filters from Asahi Medical. The Company has not paid any amount to Mr. Stock as royalty fees. Included in due to stockholders at June 30, 2008 and December 31, 2007 are $48,022 and $48,022, respectively, due to Mr. Stock for filter products.

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

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totaling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock which provided for a royalty payment of 1% of product sales. On May 19, 2008, the patent license and royalty agreement with Mr. Stock was terminated by Mr. Stock as a result of  non-payment of minimum license fees due at March 31, 2008 and December 31, 2007 of $25,000 and $12,500, respectively. As such, no amounts were accrued for license fees for Mr. Stock in the three months ended June 30, 2008. Included in due to stockholders at June 30, 2008 and December 31, 2007 are $25,000 and $12,500, respectively, due to Mr. Stock for royalties.

Other

On June 25, 2003, the Company entered into a reimbursement agreement with Apheresis Technologies, Inc. (“ATI”), pursuant to which employees of ATI, including Mr. John Cornish, one of the Company’s stockholders and its former Vice President, Operations, provided services to the Company and ATI is reimbursed for the applicable percentage of time the employees spend working for the Company. Effective April 1, 2005, the Company terminated its reimbursement agreement with ATI, as a result of which termination the Company no longer compensated ATI in respect of any salary paid to, or benefits provided to, Mr. Cornish by ATI. Until April 1, 2005, Mr. Cornish did not have an employment contract with the Company and received no direct compensation from the Company. On April 1, 2005, Mr. Cornish entered into an employment agreement with the Company under which he received an annual base salary of $106,450, representing compensation to him for devoting 80% of his time to the business and affairs of the Company. Effective June 1, 2005, the Company amended its employment agreement with Mr. Cornish such that he began to receive an annual base salary of $116,723, representing compensation to him for devoting 85% of his time to the business and affairs of the Company. Effective April 13, 2006, the Company further amended its employment agreement with Mr. Cornish such that his annual base salary was decreased to $68,660 in consideration of his devoting 50% of his time to the business and affairs of the Company. In light of the Company's current financial situation, and in connection with the indefinite suspension of its RHEO™ System clinical development program and the sale of SOLX, the Company terminated the employment of Mr. Cornish effective January 4, 2008.

During the three and six months ended June 30, 2008 and 2007, ATI made available to the Company, upon request, the services of certain of ATI’s employees and consultants on a per diem basis.  During the three and six months ended June 30, 2008, the Company paid ATI nil and $21,666 under this arrangement (2007 – $28,550 and 46,656,  respectively). Included in accounts payable and in accrued liabilities as at June 30, 2008 and December 31, 2007 are nil and $20,004, respectively, due to ATI.

In March 2008, the Company sold substantially all of its fixed assets located in Florida to ATI for their book value of $8,000. Included in amounts receivable at June 30, 2008 is $5,193 due from ATI; the balance of $2,807 has been expensed with ATI and applied to the amount due from ATI.

Effective January 1, 2004, the Company entered into a rental agreement with Cornish Properties Corporation, a company owned and managed by Mr. Cornish, pursuant to which the Company leases space from Cornish Properties Corporation at $2,745 per month. The original term of the lease extended to December 31, 2005. On November 8, 2005, as provided for in the rental agreement, the Company extended the term of the rental agreement with Cornish Properties Corporation for another year, ending December 31, 2006. On December 19, 2006, the Company extended the term of the rental agreement with Cornish Properties Corporation for another year, ending December 31, 2007, at a lease payment of $2,168 per month. During the six months ended June 30, 2008 and 2007, the Company paid Cornish Properties Corporation an amount of nil and $13,008, respectively, as rent.

On November 30, 2006, the Company announced that Mr. Elias Vamvakas, the Chairman, Chief Executive Officer and Secretary of the Company, had agreed to provide the Company with a standby commitment to purchase convertible debentures of the Company (“Convertible Debentures”) in an aggregate maximum amount of $8,000,000 (the “Total Commitment Amount”).  Pursuant to the Summary of Terms and Conditions, executed and delivered as of November 30, 2006 by the Company and Mr. Vamvakas, during the 12-month commitment term commencing on November 30, 2006, upon no less than 45 days’ written notice by the Company to Mr. Vamvakas, Mr. Vamvakas was obligated to purchase Convertible Debentures in the aggregate principal amount specified in such written notice. A commitment fee of 200 basis points was payable by the Company on the undrawn portion of the Total Commitment Amount. Any Convertible Debentures purchased by Mr. Vamvakas would have carried an interest rate of 10% per annum and would have been convertible, at Mr. Vamvakas’ option, into shares of the Company’s common stock at a conversion price of $2.70 per share. The Summary of Terms and Conditions further provided that if the Company closes a financing with a third party, whether by way of debt, equity or otherwise, and there are no Convertible Debentures outstanding, then the Total Commitment Amount was to be reduced automatically upon the closing of the financing by the lesser of: (i) the Total Commitment Amount; and (ii) the net proceeds of the financing. On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 in a private placement of shares of its common stock and warrants. The Total Commitment Amount was therefore reduced to zero, thus effectively terminating Mr. Vamvakas’ standby commitment. No portion of the standby commitment was ever drawn down by the Company, and the Company paid Mr. Vamvakas a total of $29,808 in commitment fees in February 2007.

Marchant, a firm indirectly beneficially owned as to approximately 32% by Mr. Vamvakas and members of his family, introduced the Company to the lenders of the (i) $3,000,000 aggregate principal amount Original Bridge Loan that the Company secured and announced on February 19, 2008 (ii) the $300,000 aggregate principal amount Additional Bridge Loan I secured and announced on May 5, 2008, and (iii) the $3,403,500 aggregate principal amount Additional Bridge Loan II secured and announced on July 28, 2008. The Company also has retained Marchant in connection with the proposed private placement of $2,173,000 of OccuLogix’s common stock, announced by the Company on July 28, 2008, for which Marchant will be paid 6% of the gross aggregate proceeds of such private placement and bridge loans by Canadian investors.  Marchant has been paid $180,000 and subject to obtaining any and all requisite stockholder and regulatory approvals, $84,480 of the commissions, will be paid to Marchant in the form of equity securities of the Company.

The Company entered into a consultancy and non-competition agreement on July 1, 2003 with the Center for Clinical Research (“CCR”), then a significant stockholder of the Company, which requires the Company to pay a fee of $5,000 per month. For the year ended December 31, 2003, CCR agreed to forego the payment of $75,250 due to it in exchange for options to purchase 20,926 shares of the Company’s common stock at an exercise price of $0.13 per share. In addition, CCR agreed to the repayment of the balance of $150,500 due to it at a rate of $7,500 per month beginning in July 2003. On August 22, 2005, the Company amended the consultancy and non-competition agreement with CCR such that the fee payable to it was increased from $5,000 to $15,000 per month effective January 1, 2005. The monthly fee is fixed regardless of actual time incurred by CCR in performance of the services rendered to the Company. The agreement allows either party to convert the payment arrangement to a fee of $2,500 daily. In the event of such conversion, CCR shall provide services on a daily basis as required by the Company and will invoice the Company for the total number of days that services were provided in that month. The amended consultancy and non-competition agreement provides for the payment of a one-time bonus of $200,000 upon receipt by the Company of FDA approval of the RHEO™ System and the grant of 60,000 options to CCR at an exercise price of $7.15 per share. The stockholders of the Company approved the adjustment of the exercise price of these options to $2.05 per share on June 23, 2006. These options were scheduled to vest as to 100% when and if the Company receives FDA approval of the RHEO™ System on or before November 30, 2006, as to 80% when and if the Company receives FDA approval after November 30, 2006 but on or before January 31, 2007 and as to 60% when and if the Company receives FDA approval after January 31, 2007. In August 2006, by letter agreement between the Company and CCR, it was agreed that the monthly fee of $15,000 would be suspended at the end of August 2006 until CCR’s services are required by the Company in the future. This resulted in a consulting expense, included within clinical and regulatory expense for the six months ended June 30, 2008 and 2007, of nil and $53,379, respectively.

In March 2007, Veris Health Sciences Inc. (“Veris”) negotiated new payment terms with the Company, and it was agreed that payment for treatment sets shipped subsequent to March 2007 must be received within 180 days of shipment. From April 2007 to December 31, 2007, the Company sold a total of 816 treatment sets to Veris, for a total amount of $172,992, plus applicable taxes. The sale of these treatment sets was not recognized as revenue during the year ended December 31, 2007 based on Veris’ payment history with the Company and the new 180-day payment terms agreed by Veris and the Company. In October 2007, the Company met with the management of Veris and, based on discussions with Veris, the Company believes that Veris will not be able to meet its financial obligations to the Company. Therefore, during the year ended December 31, 2007, the Company recorded an allowance for doubtful accounts of $172,992 against the total amount due from Veris for the purchase of these treatment sets.  As at June 30, 2008 and December 31, 2007, the allowance for doubtful accounts was $172,992.

During the fourth quarter of 2004, the Company began a business relationship with Innovasium Inc. Innovasium Inc. designed and built some of the Company’s websites and also created some of the sales and marketing materials to reflect the look of the Company’s websites. Daniel Hageman, who is the President and one of the owners of Innovasium Inc., is the spouse of a former officer of the Company. During the six months ended June 30, 2008 and 2007, the Company paid Innovasium Inc. C$2,910 and C$59,140, respectively. Included in accounts payable and / or accrued liabilities at June 30, 2008 and December 31, 2007 are nil and nil, respectively, due to Innovasium Inc. These amounts are expensed in the period incurred and paid when due.

On January 25, 2007, the Company entered into a consulting agreement with Dr. Michael Lemp for the purpose of procuring consulting services as OcuSense’s Chief Medical Officer. Dr. Lemp is entitled to $100,000 per annum to be paid at the end of each month and a $99 monthly expense reimbursement stipend.  Dr. Lemp will be available to OcuSense on an average of 20 hours a week or 1,000 hours per year. Dr. Lemp also serves as a member of the board of directors of OcuSense.

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

16.	DUE TO STOCKHOLDERS

	June 30, 2008 $	December 31, 2007 $
Due (from)/to
TLC Vision Corporation	16,504	(2,708)
Other stockholders	73,022	35,522
	89,526	32,814

The balance due from TLC Vision is related to computer and administrative support provided by TLC Vision. All amounts have been expensed during the six months ended June 30, 2008 and 2007 and included in general and administrative expenses. The balance due to other stockholders includes outstanding royalty fees payable to Mr. Hans Stock.

17.   (a)  PREPAID EXPENSES

	June 30, 2008 $	December 31, 2007 $
Prepaid insurance	174,380	427,063
Tear samples and lab cards	50,411	—
Prepaid regulatory fees	33,771	—
Other fees and services	36,011	54,058
	294,573	481,121

17.   (b)  PREPAID FINANCE COSTS

	June 30, 2008 $	December 31, 2007 $
Marchant Securities Inc - financing fees	48,000	—

Financing fees are being amortized over the 180 day term of the February 19, 2008 Original Bridge Loan. The amount paid to Marchant to introduce to the Company the lenders of the $3,000,000 aggregate principal amount of the Original Bridge Loan was $180,000.

18.	OTHER CURRENT ASSETS

	June 30, 2008 $	December 31, 2007 $
Other current assets	128,796	—

Other current assets represent professional fees that will become capital costs of future financial transactions expected to be completed prior to the end of the year.

19.	ACCRUED LIABILITIES

	June 30, 2008 $	December 31, 2007 $
Due to professionals	477,825	475,044
Due to clinical trial sites	106,617	136,681
Due to clinical trial specialists	105,896	116,359
Product development costs	566,765	277,521
Due to employees and directors	73,996	66,804
Sales tax and capital tax payable	37,914	26,820
Corporate compliance	345,561	246,675
Obligation to repay advances received	185,332	—
Severances (restructuring costs)	1,954,011	1,312,721
Miscellaneous	56,386	214,826
	3,910,303	2,873,451

The following sets out a continuity of the Company’s liability for restructuring costs for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
	2008	2007
	$	$

Accrued liability for severances - beginning of period	1,312,721	―
Restructuring costs incurred in the period	955,517	―
Paid in the period	(314,227)	―
Accrued liability for severances - end of period	1,954,011	―

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company recognized a total of $955,517 and nil in restructuring charges during the six months ended June 30, 2008 and 2007, respectively, reflecting the termination of employment on June 30, 2008 of Tom Reeves, formerly the Company's President and Chief Operating Officer. With the suspension of the Company’s RHEO™ System clinical development program, and the resulting winding down of the RHEO-AMD study, and the Company’s disposition of SOLX on December 19, 2007, the Company has reduced its workforce considerably. During 2007, the Company implemented a number of structural and management changes consistent with the termination of its focus on the RHEO™ System. The restructuring charges of $1,312,721 recorded in the fourth quarter of 2007, consist solely of severance and benefit costs related to the termination of certain of the Company’s employees at the Company’s Palm Harbor and Mississauga offices.

20.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Six months ended June 30,
	2008	2007
	$	$
Amounts receivable	257,965	(295,191)
Inventory	—	46,528
Prepaid expenses	186,548	(246,528)
Deposits	(6,551)	—
Other current assets	(128,796)	(1,800)
Accounts payable	(767,590)	204,823
Accrued liabilities	1,036,852	815,055
Deferred revenue	106,700	101,888
Due to stockholders	56,712	4,527
Short term liabilities and accrued interest	135,715	—

	877,555	629,302

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Six months ended June 30,
	2008	2007
	$	$
Non-cash financing activities
Warrant issued in part payment of placement fee	—	97,222
Free inventory	—	115,633

Additional cash flow information
Interest paid	—	11,180

21.	SEGMENTED INFORMATION

As a result of the acquisition of SOLX and OcuSense during 2006, the Company had three reportable segments: retina, glaucoma and point-of-care. The retina segment was in the business of commercializing the RHEO™ System which was used to perform the Rheopheresis™ procedure, a procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD. The Company began limited commercialization of the RHEO™ System in Canada in 2003 and provided support to its sole customer in Canada, Veris, in its commercial activities in Canada. The Company obtained investigational device exemption clearance from the FDA to commence RHEO-AMD, its clinical study of the RHEO™ System. On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the impact if the Company is unable to raise additional capital,

The glaucoma segment of the Company was in the business of providing treatment for glaucoma with the use of the components of the SOLX Glaucoma System which are used to provide physicians with multiple options to manage intraocular pressure. The Company was seeking to obtain 510(k) approval to market the components of the SOLX Glaucoma System in the United States. The Company acquired the glaucoma segment in the acquisition of SOLX on September 1, 2006; therefore, no amounts are shown for the segment in periods prior to September 1, 2006. On December 19, 2007, the Company sold all of the issued and outstanding shares of the capital stock of SOLX. All revenue and expenses related to the Company’s glaucoma segment, prior to the December 19, 2007 closing date, has therefore been included in discontinued operations on its consolidated statements of operations for the six months ended June 30, 2008 and 2007.

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

The Company’s reportable units are strategic business units that offer different products and services. They are managed separately, because each business unit requires different technology and marketing strategies. The business units’ managements were acquired or developed individually. OcuSense’s management was retained at the time of acquisition.

The Company’s business units are as follows:

	Retina	Point-of-care	Total
	$	$	$
Three months ended June 30, 2008
Revenue	127,200	—	127,200
Expenses:
Cost of goods sold	—	—	—
Operating	909,001	1,195,440	2,104,441
Restructuring charges	955,517	—	955,517
Amortization	4,671	276,976	281,647
Loss from operations	(1,741,989)	(1,472,416)	(3,214,405)
Interest income	18,894	1,797	20,691
Interest expense	(95,277)	(429)	(95,706)
Amortization of finance costs	(91,000)	—	(91,000)
Impairment of investments	(122,586)	—	(122,586)
Other income (expense), net	2,747	—	2,747
Minority interest	—	363,595	363,595
Recovery of income taxes	—	599,687	599,687
Net loss	(2,029,211)	(507,766)	(2,536,977)

Six months ended June 30, 2008
Revenue	134,400	—	134,400

Expenses:
Cost of goods sold	24,556	—	24,556
Operating	2,051,882	2,433,137	4,485,019
Restructuring charges	955,517	—	955,517
Amortization	14,449	612,210	626,659
Loss from operations	(2,912,004)	(3,045,347)	(5,957,351)
Interest income	54,176	2,967	57,143
Interest expense	(135,715)	(6,594)	(142,309)
Amortization of finance costs	(132,000)	—	(132,000)
Impairment of investments	(450,072)	—	(450,072)
Other income (expense), net	19,186	1,057	20,243
Minority interest	—	571,130	571,130
Recovery of income taxes	—	1,219,166	1,219,166
Net loss	(3,556,429)	(1,257,621)	(4,814,050)

Total assets as at June 30, 2008	1,205,162	11,333,846	12,539,008

	Retina	Glaucoma	Point-of-care	Total
	$	$	$	$
Three months ended June 30, 2007
Revenue	—	—	—	—
Expenses:
Cost of goods sold	33,297	—	—	33,297
Operating	3,276,462	—	996,985	4,273,447
Amortization	447,651	—	323,663	771,314
Loss from operations	(3,757,410)	—	(1,320,648)	(5,078,058)
Interest income	201,865	—	14,054	215,919
Interest expense	—	—	—	—
Changes in fair value of warrant obligation	1,500,710	—	—	1,500,710
Other income (expense), net	(18,233)	—	3,722	(14,511)
Minority interest	—	—	201,332	201,332
Recovery of income taxes	744,180	—	521,661	1,265,841
Loss from continuing operations	(1,328,888)	—	(579,879)	(1,908,767)
Loss from discontinued operations	—	(1,081,559)	—	(1,081,559)
Net loss	(1,328,888)	(1,081,559)	(579,879)	(2,990,326)

Six months ended June 30, 2007
Revenue	90,000	—	—	90,000
Expenses:
Cost of goods sold	65,396	—	—	65,396
Operating	6,678,530	—	2,120,306	8,798,836
Amortization	894,913		647,076	1,541,989
Loss from operations	(7,548,839)	—	(2,767,382)	(10,316,221)
Interest income	405,725	—	25,632	431,357
Interest expense	(16,219)	—	(421)	(16,640)
Changes in fair value of warrant obligation	776,730	—	—	776,730
Other income (expense), net	(2,359)	—	3,722	1,363
Minority interest	—	—	566,011	566,011
Recovery of income taxes	2,070,980	—	1,095,381	3,166,361
Loss from continuing operations	(4,313,982)	—	(1,077,057)	(5,391,039)
Loss from discontinued operations	—	(2,185,049)	—	(2,185,049)
Net loss	(4,313,982)	(2,185,049)	(1,077,057)	(7,576,088)

Total assets as at June 30, 2007	39,905,286	41,479,104	14,627,760	96,012,150

22.	SUBSEQUENT EVENTS

(i)           On July 28, 2008, the Company announced that it has secured an additional bridge loan in an aggregate principal amount of $3,403,500 from a number of private parties (the “Additional Bridge Loan II”). $2,893,500 of the principal amount of the Additional Bridge Loan II will be advanced by certain of the investors who had agreed to purchase shares of the Company’s common stock in the proposed private placement of $5,076,500 of the Company’s common stock, first announced on May 20, 2008.  The Company has agreed to reduce the dollar amounts of these investors’ respective commitments in the private placement by the principal amount of the Additional Bridge Loan II that each of them will be advancing to the Company.  OccuLogix now expects the gross aggregate proceeds of the private placement to be $2,173,000.

The Company anticipates the funding of the Additional Bridge Loan II to be complete in early August 2008.  The proceeds of the Additional Bridge Loan II will be used for general corporate purposes of the Company and OcuSense, in which OccuLogix currently holds a majority ownership interest (50.1% on a fully diluted basis and 57.62% on an issued and outstanding basis).

The Additional Bridge Loan II will constitute an increase to the principal amount of the $3,300,000 principal amount bridge loan of the Company that is currently outstanding (the “Original Bridge Loan”).  The Original Bridge Loan was advanced in two tranches— $3,000,000 of the principal amount was advanced on February 19, 2008 and $300,000 of the principal amount was advanced on May 5, 2008.  The Additional Bridge Loan II will be advanced on substantially the same terms and conditions as the Original Bridge Loan, pursuant to a further amendment to the amended loan agreement governing the Original Bridge Loan.

The Additional Bridge Loan II will bear interest at a rate of 12% per annum and will have the same maturity date as the Original Bridge Loan.  Like the repayment of the Original Bridge Loan, the repayment of the Additional Bridge Loan II will be secured by a pledge by the Company of its majority ownership interest in OcuSense.

Under the terms of the loan agreement that governs the Original Bridge Loan, OccuLogix has two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan.  The Company has declared its intention to exercise one of these pre-payment options and proposes to repay the Original Bridge Loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors.  The Company will be obligated to, and intends to, pre-pay the Additional Bridge Loans in the same manner.  The pre-payment of the Original Bridge Loan and the Additional Bridge Loans will entail the issuance of a minimum of 78,864,705 shares of OccuLogix’s common stock, for which stockholder and regulatory approval will be required.

As previously announced, on May 20, 2008, OccuLogix filed a preliminary proxy statement to solicit the proxies of its stockholders for a number of proposed transactions, including, among others, the pre-payment of the Original Bridge Loan in the above-described manner, the acquisition by OccuLogix of the minority ownership interest in OcuSense that it does not already own and the private placement.  The Company’s preliminary proxy statement is currently the subject of review by the U.S. Securities and Exchange Commission (the “SEC”).  The Company has filed a revised preliminary proxy statement with the SEC on August 1, 2008 in order to address SEC comments.  In addition, the revised preliminary proxy statement will reflect the consequences of the Additional Bridge Loan II and the resulting changes to the terms of the proposed private placement, and certain other consequential changes, as well as modifications resulting from the Company’s recent restatements of certain of its historical financial statements.  Following the completion of the SEC’s review, the Company will file and mail its proxy statement.

(ii) On September 18, 2007, OccuLogix received a letter from NASDAQ, indicating that, for the previous 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(e)(5) (the “Minimum Bid Price Rule”).  Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company was provided 180 calendar days, or until March 17, 2008, to regain compliance with the Minimum Bid Price Rule.  On March 18, 2008, the Company received a letter from NASDAQ, indicating that the Company had not regained compliance with the Minimum Bid Price Rule and that the Company’s securities are, therefore, subject to delisting from The NASDAQ Global Market.

At that time, OccuLogix confirmed its intention to appeal this delisting determination to a NASDAQ Listing Qualifications Panel.  On April 24, 2008, members of management appeared before a NASDAQ Listing Qualifications Panel (the “Panel”) and submitted a detailed compliance plan.  The Company described its intention to effect a reverse split of the issued and outstanding shares of the Company’s common stock in a ratio of up to 1:25.  In its letter of March 18, 2008, NASDAQ indicated that, historically, NASDAQ Listing Qualifications Panels generally have viewed a near-term reverse stock split as the only definitive plan acceptable to resolve a bid price deficiency.

On May 29, 2008, the Company received a letter from NASDAQ informing it that the Panel has determined to grant the Company’s request for continued listing.  The Panel’s determination is subject to the conditions that, on or before July 24, 2008, the Company inform the Panel that it has obtained stockholder approval for, and implemented, the reverse stock split and that the Company’s stock evidence a closing bid price of at least $1.00 for a minimum of ten consecutive trading days.  The Panel’s determination is subject to the further condition that, on or before July 24, 2008, the Company disclose, in a Current Report on Form 8-K, pro forma financial statements evidencing stockholders’ equity of at least $10,000,000 or demonstrate compliance with one of NASDAQ’s alternative listing criteria.

On June 27, 2008, the Company sent a letter to the Panel, requesting the transfer of its listing to The NASDAQ Capital Market and an extension of the Panel’s July 24, 2008 deadline through August 29, 2008. On July 28, 2008, the Company received a letter from the Panel in which it received approval from the Panel to transfer the listing of its common stock from The NASDAQ Global Market to The NASDAQ Capital Market.  The transfer was effective at the opening of business on July 30, 2008, and the Company’s common stock will continue to trade under the symbol “OCCX”.

The Panel’s grant of OccuLogix’s request for the transfer of its listing to The NASDAQ Capital Market is subject to the condition that, on or before August 29, 2008, the Company disclose, in a Current Report on Form 8-K, pro forma financial statements evidencing stockholders’ equity of at least $2,500,000 or demonstrate compliance with one of NASDAQ’s alternative listing criteria and the further condition that, on or before September 16, 2008, the Company inform the Panel that the Company’s common stock has evidenced a closing bid price of $1.00 or more for a minimum of ten consecutive trading days.  The Company’s listing on The NASDAQ Capital Market is also contingent upon the successful completion of an application and review process. OccuLogix submitted its transfer application to NASDAQ on August 4, 2008.

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

Based on our November 1, 2007 announcement of the indefinite suspension of our RHEO™ System clinical development program, we wrote down the value of our pumps and clinical inventory by $2,790,209 to reflect their current nil net realizable value as at December 31, 2007 and in the six months ended June 30, 2008 have disposed of virtually all of the RHEOTM System inventory. The net value of our pumps and clinical inventory as at June 30, 2008 and December 31, 2007 was nil.  As at June 30, 2008 and December 31, 2007, we had combined inventory reserves of $165,012  and $7,295,545 respectively. No other adjustments to inventory were made as a result of the November 1, 2007 announcement that impacts the financial results as of December 31, 2007 or June 30, 2008.

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

As at June 30, 2008 and December 31, 2007, the value of these intangible assets associated with SOLX was nil and nil, respectively. As well, the Company performed an impairment test of its recorded goodwill to re-assess whether its recorded goodwill was impaired as at December 1, 2007. Based on the goodwill impairment analysis performed, the Company concluded that a goodwill impairment charge of $14,446,977 should be recorded during the year ended December 31, 2007 to write down the value of its recorded goodwill to its fair value of nil. As at June 30, 2008 and December 31, 2007, the value of the goodwill associated with SOLX was nil and nil, respectively.

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

As part of our diversification plan, on November 30, 2006, we acquired 50.1% of the capital stock of OcuSense, Inc., or OcuSense, measured on a fully diluted basis, 57.62% on an issued and outstanding basis for an initial purchase price of $4,171,098 which includes acquisition-related transaction costs of $171,098. The Company agreed to make additional payments totaling $4,000,000 upon the attainment of two pre-defined milestones by OcuSense prior to May 1, 2009. In June 2007 and March 2008, we paid OcuSense a total of $4,000,000 upon the attainment of the the two pre-defined milestones.

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

The TearLab™ test for DED will require the development of the following three components:  (1) the TearLab™ disposable, which is a single-use microfluidic labcard; (2) the TearLab™ pen, which is a hand-held device that interfaces with the TearLab™ disposable; and (3) the TearLab™ reader, which is a small desktop unit that allows for the docking of the TearLab™ disposable and the TearLab™ pen and provides a quantitative reading for the operator. OcuSense is currently engaged in industrial, electrical and software design efforts for the three components of the TearLab™ test for DED and, to these ends, is working with two engineering partners, both based in Melbourne, Australia, one of which is a leader in biomedical instrument development and the other of which is a leader of customized microfluidics as well as a company in the United States, which will manufacture the TearLabTM pen and TearLabTM reader and provide logistics support.

OcuSense is currently finalizing product development of the TearLab™ test for DED and following completion of this product development and subsequent clinical trials, OcuSense intends to seek a 510(k) clearance and a CLIA waiver from the FDA for the TearLab™ test for DED. Currently, it anticipates seeking the 510(k) clearance during the latter half of 2008 and the CLIA waiver during the latter half of 2009. In addition, OcuSense intends to seek CE Mark approval for the TearLab™ test for DED during the latter half of 2008.

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

Our results of operations for the six months ended June 30, 2008 and 2007 were impacted by our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payments” (“SFAS No. 123R”), on January 1, 2006 which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method of adoption requiring us to include this stock-based compensation charge in our results of operations beginning on January 1, 2006 without restating prior periods to include stock-based compensation expense. The following table sets out the total stock based compensation expense reflected in the consolidated statement of operations for the six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

General and administrative	$43,432	$171,021	$87,221	$528,109
Clinical and regulatory	27,718	97,130	53,754	191,218
Sales and marketing	13,871	119,475	27,921	250,502
Total expense from continuing operations	85,021	387,626	168,896	969,829
Expense from discontinued operations	—	27,300	—	54,600
Stock-based compensation expense before income taxes	$85,021	$414,926	$168,896	$1,024,429

As at June 30, 2008, $2,407,900 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.60 years.

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

As at June 30, 2008, the Company estimated the fair value of the Warrants and the Cowen Warrant and determined the aggregate fair value to be a nominal amount. The carrying value of these Warrants as at June 30, 2008 and December 31, 2007 was nil and nil, respectively.

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

As at June 30, 2008 and December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities currently yielding an average return of 3.26% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 12 days.  Due to the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of June 30, 2008 and December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $413,678. We consider this to be an other-than-temporary reduction in the fair value of these auction rate securities. Accordingly, the loss associated with these auction rate securities of $450,072 for the six months ended June 30, 2008 has been included as an impairment of investments in our consolidated statement of operations for the six months ended June 30, 2008.  The auction rate securities were liquid as at June 30, 2007. As a result, the loss associated with these auction rate securities for the six months ended June 30, 2007 was nil.

Although we continue to receive interest earned on these securities, we do not know at the present time when we will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of June 30, 2008. Management will continue to monitor these investments closely for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which we currently expect to be able to sustain our operations in the absence of an additional capital raise by the Company as we do not have the cash reserves to hold these auction rate securities until the market recovers nor can we hold these securities until their contractual maturity dates.

On September 18, 2007, OccuLogix received a letter from NASDAQ, indicating that, for the previous 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(e)(5) (the “Minimum Bid Price Rule”).  Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company was provided 180 calendar days, or until March 17, 2008, to regain compliance with the Minimum Bid Price Rule.  On March 18, 2008, the Company received a letter from NASDAQ, indicating that the Company had not regained compliance with the Minimum Bid Price Rule and that the Company’s securities are, therefore, subject to delisting from The NASDAQ Global Market.

At that time, OccuLogix confirmed its intention to appeal this delisting determination to a NASDAQ Listing Qualifications Panel.  On April 24, 2008, members of management appeared before a NASDAQ Listing Qualifications Panel (the “Panel”) and submitted a detailed compliance plan.  The Company described its intention to effect a reverse split of the issued and outstanding shares of the Company’s common stock in a ratio of up to 1:25.  In its letter of March 18, 2008, NASDAQ indicated that, historically, NASDAQ Listing Qualifications Panels generally have viewed a near-term reverse stock split as the only definitive plan acceptable to resolve a bid price deficiency.

On May 29, 2008, the Company received a letter from NASDAQ informing it that the Panel has determined to grant the Company’s request for continued listing.  The Panel’s determination is subject to the conditions that, on or before July 24, 2008, the Company inform the Panel that it has obtained stockholder approval for, and implemented, the reverse stock split and that the Company’s stock evidence a closing bid price of at least $1.00 for a minimum of ten consecutive trading days.  The Panel’s determination is subject to the further condition that, on or before July 24, 2008, the Company disclose, in a Current Report on Form 8-K, pro forma financial statements evidencing stockholders’ equity of at least $10,000,000 or demonstrate compliance with one of NASDAQ’s alternative listing criteria.

On June 27, 2008, the Company sent a letter to the Panel, requesting the transfer of its listing to The NASDAQ Capital Market and an extension of the Panel’s July 24, 2008 deadline through August 29, 2008. On July 28, 2008, the Company received a letter  from the Panel in which it received approval from the Panel to transfer the listing of its common stock from The NASDAQ Global Market to The NASDAQ Capital Market.  The transfer was effective at the opening of business on July 30, 2008, and the Company’s common stock will continue to trade under the symbol “OCCX”.

The Panel’s grant of OccuLogix’s request for the transfer of its listing to The NASDAQ Capital Market is  subject to the condition that, on or before August 29, 2008, the Company disclose, in a Current Report on Form 8-K, pro forma financial statements evidencing stockholders’ equity of at least $2,500,000 or demonstrate compliance with one of NASDAQ’s alternative listing criteria and the further condition that, on or before September 16, 2008, the Company inform the Panel that the Company’s common stock has evidenced a closing bid price of $1.00 or more for a minimum of ten consecutive trading days.  The Company’s listing on The NASDAQ Capital Market is also contingent upon the successful completion of an application and review process. OccuLogix submitted its transfer application to NASDAQ on August 4, 2008.

Recent Developments

On January 9, 2008, we announced the departure, or pending departure, of seven members of our executive team and, commencing on February 1, 2008, a 50% reduction in the salary of each of Elias Vamvakas, our Chairman and Chief Executive Officer, and Tom Reeves, our former President and Chief Operating Officer. By January 31, 2008, a total of 12 non-executive employees of the Company left the Company’s employment.

On February 19, 2008, we announced that the Company secured a bridge loan in an aggregate principal amount of $3,000,000, less transaction costs of approximately $180,000, from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which has been extended to 270 days. The repayment of the loan is secured by a pledge by the Company of its shares of the capital stock of OcuSense. Under the terms of the loan agreement, the Company has two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan. Under the first pre-payment option, the Company may repay the loan in full by paying the lenders, in cash, the amount of outstanding principal and accrued interest and issuing to the lenders five-year warrants in an aggregate amount equal to approximately 19.9% of the issued and outstanding shares of the Company’s common stock (but not to exceed 20% of the issued and outstanding shares of the Company’s common stock). The warrants would be exercisable into shares of the Company’s common stock at an exercise price of $0.10 per share and would not become exercisable until the 180th day following their issuance. Under the second pre-payment option, provided that the Company has closed a private placement of shares of its common stock for aggregate gross proceeds of at least $1,000,000, the Company may repay the loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors. Any exercise by the Company of the second pre-payment option would be subject to stockholder and regulatory approval.

On May 5, 2008, the Company announced that it had secured a bridge loan in an aggregate principal amount of $300,000 from a number of private parties. This additional bridge loan constitutes an increase to the principal amount of the $3,000,000 principal amount bridge loan that the Company announced on February 19, 2008 and was advanced on substantially the same terms and conditions as the February 19, 2008 bridge loan, pursuant to an amendment of the loan agreement for the February 19, 2008 bridge loan. The $300,000 bridge loan bears interest at a rate of 12% per annum and will have the same maturity date as the February 19, 2008 bridge loan. and is secured by the same collateral as secures the February 19, 2008 bridge loan.

On July 28, 2008, the Company announced that it has secured an additional bridge loan in an aggregate principal amount of $3,403,500 from a number of private parties (the “Additional Bridge Loan II”). $2,893,500 of the principal amount of the Additional Bridge Loan II will be advanced by certain of the investors who had agreed to purchase shares of the Company’s common stock in the proposed private placement of $5,076,500 of the Company’s common stock, first announced on May 20, 2008.  The Company has agreed to reduce the dollar amounts of these investors’ respective commitments in the private placement by the principal amount of the Additional Bridge Loan II that each of them will be advancing to the Company.  OccuLogix now expects the gross aggregate proceeds of the private placement to be $2,173,000.

If the Company is successful in completing a private placement of up to $2,373,000 of common stock as announced on July 28, 2008, management believes that it will have sufficient funds to meet its operating activities and other demands until approximately the second quarter of 2009.

The proceeds of the Additional Bridge Loan II will be used for general corporate purposes of the Company and OcuSense, in which OccuLogix currently holds a majority ownership interest (50.1% on a fully diluted basis and 57.62% on an issued and outstanding basis).

The Additional Bridge Loan II will constitute an increase to the principal amount of the $3,300,000 principal amount bridge loan of the Company that is currently outstanding (the “Original Bridge Loan”).  The Original Bridge Loan was advanced in two tranches—$3,000,000 of the principal amount was advanced on February 19, 2008, and $300,000 of the principal amount was advanced on May 5, 2008.  The Additional Bridge Loan will be advanced on substantially the same terms and conditions as the Original Bridge Loan, pursuant to a further amendment to the amended loan agreement governing the Original Bridge Loan.

The Additional Bridge Loan will bear interest at a rate of 12% per annum and will have the same maturity date as the Original Bridge Loan.  Like the repayment of the Original Bridge Loan, the repayment of the Additional Bridge Loan will be secured by a pledge by the Company of its majority ownership interest in OcuSense.

Under the terms of the loan agreement that governs the Original Bridge Loan, OccuLogix has two pre-payment options available to it, should it decide to not wait until the maturity date to repay the loan.  The Company has declared its intention to exercise one of these pre-payment options and proposes to repay the Original Bridge Loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors.  The Company will be obligated to, and intends to, pre-pay the Additional Bridge Loan in the same manner.  The pre-payment of the Original Bridge Loan and the Additional Loan Agreement will entail the issuance of a minimum of 78,864,705 shares of OccuLogix’s common stock, for which stockholder and regulatory approval will be required.

Currently, we anticipate that the net proceeds of the bridge loans, together with the Company’s other cash and cash equivalents, will be sufficient to sustain the Company’s operations only until approximately the middle of November 2008.

RESULTS OF OPERATIONS

Continuing and discontinued operations

On December 20, 2007, we announced the sale of SOLX to SOLX Acquisition, Inc., or SOLX Acquisition, a company wholly owned by Doug P. Adams, the founder of SOLX and who, until the closing of the sale, had been serving as an executive officer of the Company in the capacity of President & Founder, Glaucoma Division.  The results of operations of SOLX have been included in discontinued operations in the Company’s consolidated statements of operations for the six months ended June 30, 2008 and 2007.

Revenues, Cost of sales and Gross margin from continuing operations

	Three Months Ended June 30,					Six Months Ended June 30,
	2008	2007		Change		2008	2007	Change
	$	$				$	$

Retina revenue	127,200	—		N/M	*	134,400	90,000	49%
Retina cost of sales	—	33,297		N/M	*	24,556	65,396	(62%)
Retina gross margin (loss)	127,200	(33,297)		N/M	*	109,844	24,604	346%
Percentage of retina revenue	100%	N/M	*			82%	27%	55%

*N/M – Not meaningful

Revenues

Retina Revenue

The Company owns a consignment inventory of 400 disposable treatment sets, in the keeping of Macumed AG, a company based in Switzerland. During the six months ended June 30, 2008, Macumed consumed a total of 48 treatment sets at a negotiated price of $150 per treatment set, resulting in $7,200 in revenue. In addition, Macumed purchased 106 Octo Nova Pumps at $1,200 per pump, resulting in $127,200 in revenue.  In the six months ended June 30, 2007, we sold a total of 600 treatment sets at a negotiated price of $150 per treatment to Macumed AG, resulting in $90,000 of revenue.

Retina Cost of Sales

Cost of sales includes costs of goods sold and royalty costs. Our cost of goods sold for the six months ended June 30, 2007 consists primarily of costs for the manufacture of the RHEO™ System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, logistics inventory management and recurring regulatory costs associated with conducting business and ISO certification.

Cost of sales for the six months ended June 30, 2008 and June 30, 2007 includes royalty fees of $25,000 and $50,000 payable to Dr. Brunner and Mr. Stock, respectively.  Cost of sales for the three months ended June 30, 2008 related to Octo Nova Pumps  which were supplied from an inventory that had been written down to nil net realizable value for the nine months ended September 30, 2007 as a result of the decision taken to suspend all RHEO™ System related activities.  Accordingly, there was no additional cost of sales recorded in the period. In addition, the Company recovered $444 of the freight costs that had been expensed in prior periods.

Cost of sales for the six months ended June 30, 2007 includes freight charges on the treatment sets sold and delivered to Macumed AG during the period.

Retina Gross Margin

During the there months and six months ended June 30, 2008, gross margin was $127,200 and  $109,844 respectively, reflecting low sales, nil-value items sold and fixed royalty fees of $25,000.

During the three and six months ended June 30, 2007, gross margin (loss) was ($33,297) and $24,604 respectively reflecting low sales and fixed royalty fees of $50,000.

Operating Expenses – continuing operations

	Three months ended June 30			Six months ended June 30
	2008	2007	Change	2008	2007	Change
	$	$		$	$
		As restated			As restated
General and administrative	1,343,980	2,559,837	(47%)	2,870,055	5,214,679	(45%)
Clinical and regulatory	808,193	1,958,432	(59%)	1,831,180	4,128,171	(56%)
Sales and marketing	233,915	526,492	(56%)	410,443	997,975	(59%)
Restructuring charges	955,517	—	—	955,517	—	—
	3,341,605	5,044,761	(34%)	6,067,195	10,340,825	(41%)

General and Administrative Expenses

General and administrative expenses decreased by $2,344,624 or 45% during the six months ended June 30, 2008, as compared with the corresponding period in fiscal 2007, due to the indefinite suspension of our RHEO™ System clinical development program. Employee costs, other than stock-based compensation, decreased by $1,206,116 reflecting the impact of the restructuring activities in the latter part of 2007.  Stock-based compensation expense also declined by $440,888 from $528,109 for the six months ended June 30, 2007 to $87,221 for the six months ended June 30, 2008 which reflects the forfeiture of unvested stock options previously granted to terminated employees. In addition, amortization expense decreased by $917,081 from $1,503,103 for the six months ended June 30, 2007 to $586,022 for the six months ended June 30, 2008 primarily due to the impairment of RHEOTM System intangible assets at September 30, 2007.

We are continuing to focus our efforts on achieving an orderly refocus on ongoing activities by reviewing and improving upon our existing business processes and cost structure.

Clinical and Regulatory Expenses

Clinical and regulatory expenses decreased by $2,296,991 or 56% during the six months ended June 30, 2008, as compared with the corresponding prior year period, due to the indefinite suspension of our RHEO™ System clinical development program. Clinical expense for retina activity of $187,885 for the six months ended June 30, 2008 represents expenses to close clinics and support ongoing obligations for patient support. Clinical expense for retina activity the six months ended June 30, 2007 was $2,400,070.

OcuSense clinical expenditures for the six months ended June 30, 2008 and 2007 were $1,643,295 and $1,728,101, respectively. The decline of $84,806 or 4.9% reflects the maturing stage of OcuSense technological development in that the development in the six months ended June 30, 2008 was of a nature that could be carried out in-house, whereas the development in the corresponding period was completed primarily in contracted facilities.

In March 2008, we announced that OcuSense had validated the prototype of the TearLabTM test for DED and received company-wide certification to ISO 13485:2003. These achievements allow the Company to move forward with clinical trials and the attainment of the CE Mark in Europe, in advance of commercialization.

Sales and Marketing Expense

Sales and marketing expenses decreased by $587,532 or 59% during the six months ended June 30, 2008, as compared with the prior period in fiscal 2007.

Retina sales and marketing expense for the six months ended June 30, 2008 was a recovery of $17,701 compared to an expense of $931,853 the previous year, a decline of $945,354. This decline is due in general to the indefinite suspension of our RHEO™ System clinical development program and, in particular, to a decline in ordinary compensation paid of nil in the six months ended June 2008 as compared to $414,135 paid in the six months ended June 30, 2007, and  to stock-based compensation expense which declined by $222,850 from $250,502 for the six months ended June 30, 2007 to $27,921 for the six months ended June 30, 2008.

Sales and marketing expense for OcuSense increased by $362,022 in the six months ended June 30, 2008 when compared with the prior year period in fiscal 2007. This increase reflects an increased focus on building awareness of the TearLabTM  test for DED prior to commercialization.

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

Restructuring Charges

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), we recognized a total of $955,517 and nil in restructuring charges during the six months ended June 30, 2008 and 2007, respectively, reflecting the termination of employment on June 30, 2008 of Tom Reeves, the Company's former President and Chief Operating Officer. With the suspension of the Company’s RHEO™ System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company’s disposition of SOLX during the year ended December 31, 2007, the Company has reduced its workforce considerably. During 2006, the Company implemented a number of structural and management changes designed both to support the continued development of the RHEO™ System and to execute the Company’s accelerated diversification strategy within ophthalmology. The restructuring charges of $1,312,721 and $819,642, recorded in the years ended December 31, 2007 and 2006, respectively, consist solely of severance and benefit costs related to the termination of certain of the Company’s employees at the Company’s Palm Harbor and Mississauga offices.

The following sets out a continuity of the Company’s liability for restructure costs for the six months ended June 30, 2008 and 2007.

	Six months ended June 30,
	2008	2007
	$	$
Liability for restructure costs - beginning of the period	1,312,721	―
Restructure costs incurred in the period	955,517	―
Funded in the period	(314,227)	―
Liability for restructure costs - end of period	1,954,011	―

Other Income (Expenses) of continuing operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	$	$		$	$
		As restated			As restated
Interest income	20,691	215,919	(90%)	57,143	431,357	(87%)
Changes in fair value of warrant obligation	―	1,500,710	N/M	―	776,730	N/M
Interest expense	(95,706)	―	N/M	(142,309)	(16,640)	N/M
Amortization of finance costs	(91,000)	―	N/M	(132,000)	―	N/M
Impairment of investments	(122,586)	―	N/M	(450,072)	―	N/M
Other	2,747	(14,511)	N/M	20,243	1,363	N/M
Minority interest	363,595	201,332	81%	571,130	566,011	1%
	77,741	1,903,450	N/M	(75,865)	1,758,8211	N/M
*N/M – Not meaningful

Interest Income

Interest income consists of interest income earned in the current period and the corresponding prior period as a result of the Company’s cash and short-term investment position following the raising of capital and debt.

Changes in fair value of obligation under warrants and warrant expense

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued five-year warrants exercisable into an aggregate of 2,670,933 shares of the Company’s common stock to these investors. On February 6, 2007, the Company also issued a five-year warrant exercisable into an aggregate of 93,483 shares of the Company’s common stock to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Company’s shares of common stock and warrants. The per share exercise price of the warrants is $2.20, subject to adjustment, and the warrants will become exercisable on August 6, 2007. All of the terms and conditions of the warrants issued to Cowen and Company, LLC (other than the number of shares of the Company's common stock into which the warrant is exercisable) are identical to those of the warrants issued to the institutional investors. The Company accounts for the warrants in accordance with the provisions of SFAS No. 133 along with related interpretation EITF 00-19. Based on the provisions of EITF 00-19, the Company determined that the warrants issued during the six months ended June 30, 2007 do not meet the criteria for classification as equity. Accordingly, the Company has classified the warrants as a current liability as at June 30, 2007. The estimated fair value was determined using the Black-Scholes option-pricing model. In addition, SFAS No. 133 requires the Company to record the outstanding warrants at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the warrants as at June 30, 2007 and determined the aggregate fair value to be $1,105,766, a decrease of $946,812 from the initial measurement of the fair value of the warrants on the date of issuance.

Changes in fair value of obligation under warrants and warrant expense of $776,730 for the six months ended June 30, 2007 includes transaction costs associated with the issuance of the warrants of $170,082 and a gain of $946,812 which reflects the increase in the fair value of the warrants as at June 30, 2007 over the initial measurement of the fair value of the warrants on the date of issuance. There was no comparable expense in the six months ended June 30, 2008.

Interest expense

On February 19, 2008 and May 5, 2008, the Company announced that it has secured bridge loans in an aggregate principal amount of $3,300,000 (less transaction costs of approximately $180,000) from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which has been extended to 270 days. The Company has pledged its shares of the capital stock of OcuSense as collateral for the loan. Interest expense for the six months ended June 30, 2008 of $135,715 is due to the lenders.

On November 30, 2006, the Company announced that Mr. Elias Vamvakas, the Chairman, Chief Executive Officer and Secretary of the Company, had agreed to provide the Company with a standby commitment to purchase convertible debentures of the Company (“Convertible Debentures”) in an aggregate maximum amount of $8,000,000 (the “Total Commitment Amount”).  On February 6, 2007, the Total Commitment Amount was reduced to zero, thus effectively terminating Mr. Vamvakas’ standby commitment. No portion of the standby commitment was ever drawn down by the Company, and the Company recognized as interest expense a total of $16,685 in commitment fees during the six months ended June 30, 2007.

Amortization of finance costs

Finance costs for the six months ended June 30, 2008 reflect a $132,000 amortization of the $180,000 paid to Marchant Securities Inc. (Marchant”), a related party (see note 14) for introducing the Company to the bridge loan lenders who participated in the February 19, 2008 bridge financing.

Impairment of investments

As at June 30, 2008 and December 31, 2007, the Company had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 3.26% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, the Company has concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007 and June 30, 2008. Accordingly, these auction rate securities have been recorded at their estimated fair value of $863,750 as at December 31, 2007 and $413,678 as at June 30, 2008.

The Company considers this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $450,072 for six months ended June 30, 2008 has been included as an impairment of investments in the Company’s consolidated statement of operations for the six months ended June 30, 2008. The investments were liquid as at June 30, 2007. Accordingly, the corresponding charge for the six months ended June 30, 2007 is nil.

Although the Company continues to receive payment of interest earned on these securities, the Company does not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007 and June 30, 2008. Management will continue to monitor these investments closely for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which the Company currently expects to be able to sustain its operations in the absence of an additional capital raise by the Company as we do not have the cash reserves to hold these auction rate securities until the market recovers nor can we hold these securities until their contractual maturity dates.

Other

Other income for the six months ended June 30, 2008 of $20,243 include a foreign exchange gain of $16,69 and amounts realized in connection with the disposal of SOLX in excess of the amounts recorded in fiscal 2007 of $3,355.

Other income for the six months ended June 30, 2007 of $1,363 is foreign exchange gain.

Minority interest

	Three months ended June 30			Six months ended June 30
	2008	2007	Variance	2008	2007	Variance
		restated			restated
Minority share of results from operation	363,595	331,623	31,972	774,949	696,302	78,647
Increment on completion of the Alpha milestone	―	(130,291)	130,291	―	(130,291)	130,291
Increment on completion of the Beta milestone	―	―	―	(203,819)	―	(203,819)
Total for the period	363,595	201,332	162,263	571,130	566,011	5,119

Minority stockholder’s share of net losses from operation for the six months ended June 30, 2008 of $774,949 was offset by $203,819 to reflect a minority increment for the Beta milestone payment.  Minority share of net loss from operation for six months ended June 30, 2007 of $696,302 was offset by $130,291 to reflect a minority increment for the Alpha milestone payment.  These transactions are specific to the acquisition of OcuSense. The increment represents the minority stockholders’ ownership percentage of the variance between the actual milestone payments made and the original fair value of the milestone payments reported when the Company acquired its ownership interest in OcuSense. No future milestone payments remain to be paid.

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

The sale transaction described above established fair values for certain of the Company’s acquisition-related intangible assets and goodwill. Accordingly, the Company performed an impairment test of these assets at December 1, 2007. Based on this analysis, during the year ended December 31, 2007, the Company recognized a non-cash goodwill impairment charge of $14,446,977 and an impairment charge of $22,286,383 to record its acquisition-related intangible assets at their fair value as of December 31, 2007. As at June 30, 2008 and December 31, 2007, the value of both of these assets associated with SOLX was nil and nil, respectively.

The Company’s results of operations related to discontinued operations for the six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
	$	$	$	$

Revenue	―	121,275	―	160,900
Cost of goods sold
Cost of goods sold	―	42,464	―	97,973
Royalty costs	―	6,250	―	14,983
Total cost of goods sold	―	48,714	―	112,956
		72,561		47,944
Operating expenses
General and administrative	―	1,012,682	―	2,037,958
Clinical and regulatory	―	737,152	―	1,365,250
Sales and marketing	―	228,684	―	509,988
	―	1,978,518	―	3,913,196
	―	(1,905,957)	―	(3,865,252)
Other income (expenses)
Interest and accretion expense		(204,888)	―	(409,784)
Other	―	(9,274)	―	(9,302)
	―	(214,162)	―	(419,086)
Loss from discontinued operations before income taxes		(2,120,119)	―	(4,284,338)
Recovery of income taxes	―	1,038,560	―	2,099,289
Loss from discontinued operations	―	(1,081,559)	―	(2,185,049)

Recovery of income taxes

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
	$	$		$	$
		As restated			As restated
Recovery of income taxes from continuing operations	599,687	1,265,841	(53%)	1,219,166	3,166,361	(61%)
Recovery of income taxes from discontinued operations	―	1,038,560	N/M	―	2,099,289	N/M
Recovery of income taxes	599,687	2,304,401	(74%)	1,219,166	5,265,650	(77%)

Recovery of income taxes from continuing operations decreased by $666,154 and $1,947,195 during the three and six months ended June 30, 2008, respectively, as compared with the prior periods in 2007. The decreases are due primarily to the impact of the impairment of all RHEO™ intangible assets in the nine months ended September 30, 2007 resulting in the elimination of all related deferred tax liabilities. The elimination of RHEO™ related deferred tax liabilities reduces to $0 and $0 the amortization of RHEO™ related deferred tax liabilities during the three and six months ended June 30, 2008, respectively, as compared to amortization of RHEO™ related deferred tax liabilities of $154,507 and $311,893 during the three and six months ended June 30, 2007, respectively. In addition, due to the elimination of RHEO™ related deferred tax liabilities, the amount of losses benefited related to RHEO™ activities were $0 and $0 during the three and six months ended June 30, 2008, respectively, as compared to a benefit for applicable tax losses of $589,673 and $1,759,087 reported relating to RHEO™ activities during the three and six months ended June 30, 2007, respectively. Offsetting these decreases are increases in the recovery of income taxes of $101,525 and $147,284 relating to increased OcuSense losses benefited during the three and six months ended June 30, 2008, respectively, representing increased costs incurred as OcuSense incurred increased losses in its efforts to achieve its beta milestone and its focus on commercialization and clinical trial activities.

To date, the Company has recognized income tax benefits in the aggregate amount of $3.3 million associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States which may be utilized to reduce taxes in future years. The benefits associated with the balance of the net operating losses are subject to a full valuation allowance since it is not more likely than not that these losses can be utilized in future years. A portion of the Company’s net operating losses may however be subject to annual limitations as a result of the Company’s initial public offering and prior changes of control. Accordingly, until a formal analysis of the effect of the changes of control is performed, a portion of the income tax benefits recognized to date may be affected.

Recovery of income taxes for the three and six months ended June 30, 2008 and 2007 also includes the amortization of the deferred tax liability which was recorded based on the difference between the fair value of intangible assets acquired and their tax bases. The amounts recorded during the three and six months ended June 30, 2008, as compared with the corresponding periods in fiscal 2007 did not change. The deferred tax recorded upon the acquisition of OcuSense of $5,158,155 represents the difference between the fair value of the intangible assets acquired by the Company upon its acquisition of OcuSense and their respective tax bases. The deferred tax liability is being amortized over an average period of 10 years, the estimated weighted-average useful life of the intangible assets.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands)
	June 30	December 31
	2008	2007	Change

Cash and cash equivalents	$920	$2,236	$(1,316)
Short-term investments	—	—	—
Total cash and cash equivalents and short-term investments	$920	$2,236	$(1,316)

Percentage of total assets	7.3%	14.6%	(7.3%)
Working capital (deficiency)	$(6,442)	$(997)	$(5,445)

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

On May 5, 2008 we announced that the Company secured an additional bridge loan in an aggregate principal amount of $300,000 from a number of private parties. The terms of the additional bridge loan are substantially the same as those of the $3,000,000 bridge loan announced February 19, 2008.

Including prior periods, cumulatively to the end of the second quarter of 2008, cash has been primarily utilized to finance increased infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1, LEARN and RHEO-AMD trials and other clinical trials and to acquire SOLX and OcuSense in line with our diversification strategy. With the suspension of the Company’s RHEO™ System clinical trial development program, and the consequent winding-down of the RHEO-AMD study, and the Company’s disposition of SOLX, we expect that, in the future, we will use our cash resources to complete the product development of OcuSense’s TearLab™ test for DED and to conduct the clinical trials that will be required for the TearLab™ test for DED.

Currently, we anticipate that the net proceeds of the bridge loans, together with the Company’s other cash and cash-equivalents, will be sufficient to sustain the Company’s operations only until approximately the middle of July 2008.

As at June 30, 2008 and December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of  3.26% per annum.  Contractual maturities for these auction rate securities range from 33 to 39 years, with an average interest reset date of approximately 12 days. Historically, the carrying value of auction rate securities approximated their fair value due to the frequent resetting of interest rates. However, as a result of market conditions associated with the liquidity issues experienced in the global credit and capital markets, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 12 days.

Due to the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of June 30, 2008 and December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $413,678, which represents a decline of $1,486,322 in the carrying value of these auction rate securities. We estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security.  This estimated fair value could change significantly based on future market conditions.

We determined the reduction in the value of these auction rate securities to be an other-than-temporary reduction in value. Accordingly, the impairment associated with these auction rate securities of $1,036,250 has been included as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2007 and $450,072 has been included as an impairment of investments in our consolidated statement of operations for the six months ended June 30, 2008. Our conclusion for the other-than-temporary impairment is based on the Company’s current liquidity position. Although we continue to receive interest earned on these securities, we do not know at the present time when we will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as at June 30, 2008 and December 31, 2007. Management will continue to monitor these investments closely for future indications of further impairment. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in the remainder of fiscal 2008.

The illiquidity of these investments may have an adverse impact on the length of time during which we currently expect to be able to sustain our operations in the absence of an additional capital raise by the Company as we do not have the cash reserves to hold these auction rate securities until the market recovers nor can we hold these securities until their contractual maturity dates.

Changes in cash flows

	Six months ended June 30,
	2008	2007	Change
	$	$	$

Cash used in operating activities	(4,349,164)	(8,929,417)	4,580,253
Cash used in investing activities	(86,477)	(384,099)	297,622
Cash provided by financing activities	3,120,000	9,201,735	(6,081,735)
Net (decrease) increase in cash and cash equivalents period	(1,315,641)	(111,781)	(1,203,860)

Cash used in operating activities

Net cash used to fund our operating activities during the six months ended June 30, 2008 was $4,349,164.  Net loss during the six month period was $4,814,050. The non-cash charges which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks and prepaid finance charges of $758,659 and the impairment of investments netted by applicable deferred tax liability of $1,219,166 and minority interest of $571,130.

The net change in non-cash working capital balances related to operations for the six months ended June 30, 2008 and 2007 consists of the following:

Cash provided (used)	Six months ended June 30,
	2008	2007
	$	$
Amounts receivable	257,965	(295,191)
Inventory	—	46,528
Prepaid expenses	186,548	(246,528)
Deposits	(6,551)	—
Other current assets	(128,796)	(1,800)
Accounts payable	(767,590)	204,823
Accrued liabilities	1,036,852	815,055
Deferred revenue	106,700	101,888
Due to stockholders	56,712	4,527
Short term liabilities and accrued interest	135,715	—
	877,555	629,302

•	Amounts receivable decrease is due to receipts for matters related to the sale of SOLX.
•
The decline in prepaid expenses results primarily from a decline in prepaid insurance costs attributable to discontinued activities and the elimination of advances related to RHEOTM System clinical trials offset by an increase in tear sample and lab card stocks used in product development.

•	Other current assets represent finance costs which will be capitalized with future finance transactions.
•	Accounts payable decreased due primarily to payment for clinical test services which were suspended in the fourth quarter of 2007.
•
Accrued liabilities increased primarily due to the accrual of $955,517 in restructuring charges and the receipt of a $250,000 advance to be utilized to offset the cost of certain OcuSense TearLabTM tests, net of $64,668 expended to date.

•	Increase in deferred revenue reflects $14,300 received from a customer for the future sale of consignment inventory and $92,400 received as an advance payment for products.
•
Increase in amounts due to stockholders is primarily attributable to an increase of $18,202 owing to TLC for various administration cross charges, an increase of $12,500 in the amount due to Hans Stock and a decrease of an amount due from a stockholder on the receipt of $25,000 due from a minority shareholder of OcuSense.

•	Increase in short term liabilities reflects interest accrued on the bridge financing.

Cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2008 was $86,477. Cash used in investing activities during the period consists of $14,572 used to acquire fixed assets and $71,905 used to protect and maintain patents and trademarks.

Net cash used in investing activities for the six months ended June 30, 2007 is $384,099 and consists of the net purchase of short-term investments of $190,000, cash in the amount of $131,286 used to acquire fixed assets and cash in the amount of $62,813 used to protect and maintain patents and trademarks.

Cash provided by financing activities

On February 19, 2008, the Company announced that it has secured a bridge loan in an aggregate principal amount of $3,000,000 (less transaction costs of $180,000) from a number of private parties. The loan bears interest at a rate of 12% per annum and has a 180-day term, which has been extended to 270 days. The Company has pledged its shares of the capital stock of OcuSense as collateral for the loan.

On May 5, 2008, the Company announced that it had secured a bridge loan in an aggregate principal amount of $300,000 from a number of private parties (“Additional Bridge Loan”). The Additional Bridge Loan constitutes an increase to the principal amount of the $3,000,000 principal amount bridge loan that the Company announced on February 19, 2008 (the “Original Bridge Loan”) and was advanced on substantially the same terms and conditions as the Original Bridge Loan, pursuant to an amendment of the loan agreement for the Original Bridge Loan. The Additional Bridge Loan bears interest at a rate of 12% per annum and will have the same maturity date as the Original Bridge Loan. The Company has pledged its shares of the capital stock of OcuSense as collateral for the loan.

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

Financial Condition

Management believes that the existing cash and cash equivalents and short-term investments, together with the net proceeds of the bridge loans, will be sufficient to fund the Company’s anticipated level of operations and other demands and commitments until approximately the middle of November 2008.

As at December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 3.26% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at future dates with an average maturity of 12 days.  Based on discussions with the Company’s advisors and the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of June 30, 2008 and December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $413,678 as at June 30, 2008 and $863,750 as at December 31, 2007.

We consider this to be an other-than-temporary reduction in the value, accordingly, the impairment associated with these auction rate securities of $1,036,250 for the year ended December 31, 2007 and $450,072 for the six months ended June 30, 2008 (totaling $1,486,322) has been included as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2007 and the six months ended June 30, 2008, respectively.

Although we continue to receive interest earned on these securities, we do not know at the present time when it will be able to convert these investments into cash.  Accordingly, management has classified these investments as a non-current asset on its consolidated balance sheet as of December 31, 2007 and June 30, 2008. Management will continue to monitor these investments closely for future indications of further impairment. The illiquidity of these investments may have an adverse impact on the length of time during which we currently expect to be able to sustain its operations in the absence of an additional capital raise by the Company as we do not have the cash reserves to hold these auction rate securities until the market recovers nor can we hold these securities until their contractual maturity dates.

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

•	OcuSense’s ability to obtain 510(k) approval and a CLIA waiver from the FDA for the TearLab™ test for DED and the timing of such approval, if any;
•	whether government and third-party payers agree to reimburse treatments using the TearLab™ test for DED;
•	the costs and timing of building the infrastructure to market and sell the TearLab™ test for DED;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments; and
•	the Company's ability to meet the conditions imposed by the NASDAQ listing qualifications panel on its approval of the Company's request to transfer it listing to the NASDAQ Capital Market

With the suspension of the Company’s RHEO™ System clinical development program, and the consequent winding-down of the RHEO-AMD study, and the Company’s disposition of SOLX, the Company’s major asset is its 50.1% ownership stake, on a fully diluted basis, 57.68% on an issued and outstanding basis, in OcuSense. Accordingly, unless we acquire other businesses (which, in light of the Company’s financial condition, is unlikely to occur), our ability to generate any revenues will be dependent almost entirely upon the success of OcuSense.

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

We will need additional capital in the future, and our prospects for obtaining it are uncertain. On October 9, 2007, we announced that the Board had authorized management and the Company’s advisors to explore the full range of strategic alternatives available to enhance shareholder value, including, but not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of the Company. For some time prior to the October 9, 2007 announcement, the Company had been seeking to raise additional capital, with the objective of securing funding sufficient to sustain its operations as it had been clear that, unless we were able to raise additional capital, the Company would not have had sufficient cash to support its operations beyond early 2008. The Company has secured a bridge loan in an aggregate principal amount of $3,000,000 from a number of private parties on February 19, 2008 and an additional bridge loans of $300,000 and $3,403,500 secured on May 5, 2008 and July 28, 2008, respectively. Management believes that these net proceeds, together with the Company’s existing cash and cash-equivalents, will be sufficient to cover its operating activities and other demands only until approximately the middle of November 2008.

If, in addition, the Company is successful in completing a private placement of $2,173,000 of common stock, as recently announced, management believes that it will have sufficient funds to meet its operating activities and other demands until approximately some time in Q2 2009.

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

On December 4, 2007 FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations”, and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. Effective for fiscal years beginning after December 15, 2008, the standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.

SFAS No. 141(R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Early adoption of SFAS No. 141(R) and SFAS No. 160 is prohibited. Management is currently evaluating the requirements of these standards and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

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

As at June 30, 2008 and December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 3.26% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at future dates with an average maturity of 46 days.  Due to the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of June 30, 2008 and December 31, 2007. Accordingly, these auction rate securities have been recorded at their estimated fair value of $413,678. We consider this to be an other-than-temporary reduction in the fair value of these auction rate securities. Accordingly, the loss associated with these auction rate securities of $450,072 for the six months ended June 30, 2008 has been included as an impairment of investments in our consolidated statement of operations for the six months ended June 30, 2008.  The auction rate securities were liquid as at June 30, 2007. As a result, the loss associated with these auction rate securities for the six months ended June 30, 2007 was nil.

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

In assessing whether the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting were effective as at March 31, 2008 and December 31, 2007, management also considered the impact of the Restatement of its Financial Statements with respect to the method of consolidation used to account for its investment in OcuSense, Inc., to the consolidated financial statements for the fiscal years ended December 31, 2007 and 2006 and the three months ended March 31, 2008 as well as the Company’s control environment.

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

As of the end of the three-month period ended June 30, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out by the CEO and the CFO. Based on their evaluation, the CEO and the CFO have concluded that, as of the end of that fiscal period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the desired control objectives.

(b)                    Changes in Internal Control over Financial Reporting. During the three-month period ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index to Exhibits

10.1
Second Amending Agreement, dated as of June 16, 2008, between John Cornish and the Registrant, amending the Termination Agreement between the Registrant and John Cornish dated as of January 4, 2008, as amended.

10.2
Second Amending Agreement, dated as of June 16, 2008, between Julie Fotheringham and the Registrant, amending the Termination Agreement between the Registrant and Julie Fotheringham dated as of January 4, 2008, as amended.

10.3	Amending Agreement, dated as of June 16, 2008, between Stephen Kilmer and the Registrant, amending the Termination Agreement between the Registrant and Stephen Kilmer dated as of January 31, 2008.

10.4
Second Amending Agreement, dated as of June 16, 2008, between David C. Eldridge and the Registrant, amending the Termination Agreement between the Registrant and David C. Eldridge dated as of January 8, 2008, as amended.

10.5
Second Amending Agreement, dated as of June 16, 2008, between Stephen Parks and the Registrant, amending the Termination Agreement between the Registrant and Stephen Parks dated as of January 4, 2008, as amended.

10.6
Second Amending Agreement, dated as of June 19, 2008, between Nozhat Choudry and the Registrant, amending the Termination Agreement between the Registrant and Nozhat Choudry dated as of January 31, 2008, as amended.

10.7
Termination Agreement, dated as of June 30, 2008, between Thomas P. Reeves and the Registrant, terminating the Employment Agreement between the Registrant and Thomas P. Reeves dated as of August 1, 2004, as amended.

10.8
Third Amending Agreement, dated as of July 25, 2008, between John Cornish and the Registrant, amending the Termination Agreement between the Registrant and John Cornish dated as of January 4, 2008, as amended.

10.9
Third Amending Agreement, dated as of July 25, 2008, between Julie Fotheringham and the Registrant, amending the Termination Agreement between the Registrant and Julie Fotheringham dated as of January 4, 2008, as amended.

10.10
Second Amending Agreement, dated as of July 25, 2008, between Stephen Kilmer and the Registrant, amending the Termination Agreement between the Registrant and Stephen Kilmer dated as of January 31, 2008, as amended.

10.11
Third Amending Agreement, dated as of July 25, 2008, between David C. Eldridge and the Registrant, amending the Termination Agreement between the Registrant and David C. Eldridge dated as of January 8, 2008, as amended.

10.12
Third Amending Agreement, dated as of July 25, 2008, between Stephen Parks and the Registrant, amending the Termination Agreement between the Registrant and Stephen Parks dated as of January 4, 2008, as amended.

10.13
Third Amending Agreement, dated as of July 25, 2008, between Nozhat Choudry and the Registrant, amending the Termination Agreement between the Registrant and Nozhat Choudry dated as of January 31, 2008, as amended.

10.14	Amending Agreement, dated as of July 25, 2008, between Thomas P. Reeves and the Registrant, amending the Termination Agreement between the Registrant and Thomas P. Reeves dated as of June 30, 2008.

10.15
Second Amending Agreement, dated as of July 28, 2008, by and among the Registrant, the lenders listed on the Schedule of Second New Lenders attached thereto as Exhibit A, the lenders listed on the Schedule of Required Lenders attached thereto as Exhibit B and Marchant Securities Inc., amending the Loan Agreement, dated as of February 19, 2008, by and among the Registrant, the lenders listed on the Schedule of Lenders attached thereto as Exhibit A and Marchant Securities Inc., as amended, and amending the Share Pledge Agreement, dated as of February 19, 2008, by the Registrant in favor of Marchant Securities Inc., as collateral agent, as amended.

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