Form 10-K/A
period 2007-12-31
OccuLogix, Inc.
filed 2008-08-21
CIK 1299139

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

EXPLANATORY NOTE

OccuLogix, Inc. (“OccuLogix”, the “Company”, “we”, “us” or “our”) is filing this Amendment No. 3 (this “Amended Report”) to its Annual Report on Form 10-K/A for its fiscal year ended December 31, 2007 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2008 and subsequently amended with the filing with the SEC, on July 21, 2008, of Amendment No. 2 to the Original Filing (“Amendment No. 2”).  This Amended Report is being filed in order to:  (1) correct a typographical error in the Report of Independent Registered Public Accounting Firm included in Amendment No. 2; (2) expand the disclosure in Note 2 (Restatement of Consolidated Financial Statements) of the Company’s restated financial statements included in Amendment No. 2 (the “Restated Financial Statements”) in order to reflect the impact of the restatements on earnings per share; (3) correct a misclassification, relating to the reconciliation of the recovery of income taxes, in Note 13 (Income Taxes) of the Restated Financial Statements; and (4) modify Note 15 (Minority Interest) of the Restated Financial Statements in order to improve disclosure.

Except as stated above, in this Amended Report, we have not modified or updated disclosures presented in Amendment No. 2.  Accordingly, this Amended Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein or in Amendment No. 2.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A - amendment No.3 contains forward-looking statements relating to future events and the Company’s future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements.

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

December 31, 2007 and 2006

 REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OccuLogix, Inc.

We have audited the accompanying consolidated balance sheets of OccuLogix, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

The following is a summary of the significant effects of the restatements on the Company’s consolidated balance sheets as of December 31, 2007 and 2006 and its consolidated statements of operations and cash flows for the fiscal years ended December 31, 2007 and 2006:

	December 31, 2007				December 31, 2006
	As previously reported(1)	Adjustment	As restated		As previously reported(1)	Adjustment	As restated
Consolidated Balance Sheets

Intangible Assets	5,770,677	5,314,377	11,085,054		26,876,732	8,121,723	34,998,455
Deferred Tax	—	2,259,348	2,259,348		7,851,667	3,248,689	11,100,356
Minority Interest	—	4,953,960	4,953,960		1,184,844	4,925,990	6,110,834
Additional paid-in capital	362,402,899	(170,868)	362,232,031		354,191,066	(15,562)	354,175,504
Accumulated deficit	(356,560,917)	(1,728,063)	(358,288,980)		(293,021,603)	(37,394)	(293,058,997)

Consolidated Statements of Operations

General and administrative	7,373,726	730,679	8,104,405		8,407,501	68,250	8,475,751
Minority interest	2,182,843	(870,665)	1,312,178		157,624	3,555	161,179
Recovery of income taxes	5,654,868	(89,326)	5,565,542		2,888,490	27,300	2,915,790
Loss from continuing operations	(32,710,416)	(1,690,669)	(34,401,085)		(80,642,119)	(37,394)	(80,679,513)
Net loss for the year	(68,139,314)	(1,690,669)	(69,829,983)		(82,184,503)	(37,394)	(82,221,897)
Loss from continuing operations per share - basic and diluted	$(0.58)	$(0.02)	$(0.60)		$(1.79)	-	$(1.79)
Net loss per share - basic and diluted	$(1.20)	$(0.03)	$(1.23)		$(1.83)	-	$(1.83)

Consolidated Statements of Cash Flows
Cash used in operating activities

Net loss for the year	(68,139,314)	(1,690,669)	(69,829,983)		(82,184,503)	(37,394)	(82,221,897)
Amortization of intangibles	4,578,027	730,679	5,308,706		2,749,212	68,250	2,817,462
Deferred income taxes	(15,004,750)	89,325	(14,915,425	) )	(4,065,962)	(27,300)	(4,093,262)
Minority interest	(2,182,843)	870,665	(1,312,178)		(157,624)	(3,555)	(161,179)
(1)	Amounts reflected correction of prior years amounts related to stock options granted to consultants as noted below.

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

The following is a reconciliation of the recovery of income taxes between those that are expected, based on substantively enacted tax rates and laws, to those currently reported:

	December 31,
	2007	2006	2005
	restated note 2	restated – notes 2 and 10
	$	$	$

Loss from continuing operations before income taxes	(39,966,628)	(83,595,303)	(163,472,510)

Expected recovery of income taxes	(14,568,150)	(30,281,154)	(60,486,249)
Goodwill impairment	—	23,740,447	54,557,150
Non-controlling interest	(524,871)	(64,472)	—
Stock-based compensation	(677,699)	55,117	38,628
Rate change	—	322,321	12,923
Tax-free income	—	(864)	(46,979)
Return to provision	(35,270)	(180,455)	1,252,842
Non-deductible expenses	252,519	89,360	19,656
Change in valuation allowance	9,987,929	3,404,910	4,009,500
Recovery of income taxes from continued operations	(5,565,542)	(2,915,790)	(642,529)
Recovery of income taxes from discontinued operations	(9,349,882)	(1,182,005)	—
Total recovery of income taxes	14,915,425	(4,097,795)	(642,529)

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

	Years Ended December 31		Cumulatively
	2007	2006	from November 30, 2006 date of acquisition
	$	$	$

Minority interest at the beginning of period	6,110,834	6,256,451	6,256,451
Minority share of loss from operations in the period	(1,312,178)	(161,179)	(1,473,357)
Fair value of stock-based compensation	155,304	15,562	170,866
Minority interest at the end of period	4,953,960	6,110,834	4,953,960

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