Form 10-K/A
period 2007-12-31
OccuLogix, Inc.
filed 2008-08-27
CIK 1299139

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 5

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

EXPLANATORY NOTE

OccuLogix, Inc. (“OccuLogix”, the “Company”, “we”, “us” or “our”) is filing this Amendment No. 5 (this “Amended Report”) to its Annual Report on Form 10-K for its fiscal year ended December 31, 2007 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2008 and subsequently supplemented with the filing with the SEC, on April 29, 2008 of Amendment No. 1 to the Original Filing (“Amendment No. 1”).  The Original Filing was subsequently amended with the filing with the SEC, on July 21, 2008, of Amendment No. 2 to the Original Filing (“Amendment No. 2”), with the filing with the SEC, on August 21, 2008, of Amendment No. 3 to the Original Filing (“Amendment No. 3”), and with the filing with the SEC, on August 26, 2008, of Amendment No. 4 to the Original Filing (“Amendment No. 4”).

Amendment No. 1 was filed in order to provide the information required to be provided in Part III, which information the Original Filing purported to incorporate by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders of the Company.  Amendment No. 2 was filed in order to restate the Company’s audited consolidated financial statements for the financial years ended December 31, 2007 and December 31, 2006 and to make consequential changes to the Original Filing.  Amendment No. 3 was filed in order to:  (1) correct a typographical error in the Report of Independent Registered Public Accounting Firm included in Amendment No. 2; (2) expand the disclosure in Note 2 (Restatement of Consolidated Financial Statements) of the Company’s restated audited consolidated financial statements included in Amendment No. 2 (the “Restated Financial Statements”) in order to reflect the impact of the restatements on earnings per share; (3) correct a misclassification, relating to the reconciliation of the recovery of income taxes, in Note 13 (Income Taxes) of the Restated Financial Statements; and (4) modify Note 15 (Minority Interest) of the Restated Financial Statements in order to improve disclosure.  Amendment No. 4 was  filed in order to:  (1) update the Consent of Independent Registered Public Accounting Firm, included in Exhibit 23.1 to this Amended Report; and (2) update the dates of the certifications of the Company’s principal executive officer and principal financial officer, made pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 and included in Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amended Report. This Amended Report is being filed in order to update the signatures of the directors and officers to the current date.

Except as stated above, in this Amended Report, we have not modified or updated disclosures presented in Amendment No. 4 which, in turn, did not modify or update disclosures presented in Amendment No. 3, which in turn, did not modify or update disclosures presented in Amendment No. 2 other than as stated above.  Accordingly, this Amended Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein or in Amendment No. 2, Amendment No. 3. or Amendment No. 4.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A - amendment No. 5 contains forward-looking statements relating to future events and the Company’s future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements.

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

Dated: August 27, 2008	OCCULOGIX, INC

	By:	/s/ Elias Vamvakas*

Elias Vamvakas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 27, 2008	By:	/s/ Elias Vamvakas*

Elias Vamvakas
Chief Executive Officer and
Chairman of Board of Directors

Dated: August 27, 2008	By:	/s/ William G. Dumencu

William G. Dumencu
Chief Financial Officer and Treasurer

Dated: August 27, 2008	By:	/s/ Jay T. Holmes*

Jay T. Holmes
Director

Dated: August 27, 2008	By:	/s/ Thomas N. Davidson*

Thomas N. Davidson
Director

Dated: August 27, 2008	By:	/s/ Richard L. Lindstrom*

Richard L. Lindstrom, M.D.
Director

Dated: August 27, 2008	By:	/s/ Georges Noël*

Georges Noël
Director

Dated: August 27, 2008	By:	/s/ Adrienne L. Graves*

Adrienne L. Graves
Director

Dated: August 27, 2008	By:	/s/ Gilbert S. Omenn*

Gilbert S. Omenn
Director

* By	/s/ William G. Dumencu
William G. Dumencu
Attorney-in-fact

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