Form 10-Q
period 2008-09-30
OccuLogix, Inc.
filed 2008-11-10
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                         September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-51030

OccuLogix, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59 343 4771

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 Skymark Avenue, Unit 9, Suite 103, Mississauga, Ontario L4W 5B2
(Address of principal executive offices)

(905) 602-0887
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer ☒	Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. (Check one):Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,828,409 as of November 7, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements relating to our future business prospects and economic conditions in general; statements regarding our cash needs to cover our operating activities and other demands and burn rate; statements regarding our plans for development, commercialization and seeking regulatory approval of our products; statements regarding our strategy to minimize our market risk for our investments; statements relating to our future business prospects and economic conditions in general; statements relating to expansion of our distribution network; statements regarding release of data; statements about our efforts to achieve an orderly refocus on ongoing activities by reviewing and improving upon our existing business processes and cost structure; statements regarding our ability increase awareness of our products among eye care professionals and, in particular, the key opinion leaders in the eye care professions; statements regarding our geographic focus for commercialization; statements regarding our conference and podium strategy and our efforts to ensure visibility and evidence-based positioning of the TearLab™ test for DED among eye care professionals; and statements regarding our product development activities and our ability grow our business.

In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. [Information regarding market and industry statistics] contained in this Quarterly Report on Form 10-Q is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources and cannot assure you of the accuracy of the market and industry data we have included.

Unless the context indicates or requires otherwise, in this Quarterly Report on Form 10-Q, references to the “Company” shall mean OccuLogix, Inc. and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated.

On October 6, 2008, we effected a 1-for-25 reverse split of our common stock. Historical share numbers and prices throughout this quarterly report on Form 10-Q are split-adjusted.

OccuLogix, Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

OccuLogix, Inc.
CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
(Unaudited)
(Going Concern Uncertainty – See Note 1)

	September 30, 2008	December 31, 2007
	$	$
		As restated
ASSETS
Current
Cash and cash equivalents	2,107,933	2,235,832
Cash restricted in use	200,000	―
Short-term investments	413,678	―
Amounts receivable, net	29,211	374,815
Prepaid expenses	209,211	481,121
Deposits	21,680	10,442
Total current assets	2,981,713	3,102,210
Fixed assets, net	123,094	122,286
Patents and trademarks, net	218,833	139,437
Investments	―	863,750
Other non-current assets	249,504	―
Intangible assets, net	9,871,654	11,085,054
Total assets	13,444,798	15,312,737

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current
Accounts payable	434,652	1,192,807
Accrued liabilities	3,462,124	2,873,451
Due to stockholders	15,517	32,814
Deferred revenue	97,444	―
Obligations under warrants	68,281	―
Short-term liabilities and accrued interest	7,008,755	―
Total current liabilities	11,086,773	4,099,072
Deferred income tax liability	2,379,814	2,259,348
Total liabilities	13,466,587	6,358,420
Minority interest	3,124,958	4,953,960
Stockholders’ equity (deficiency)
Capital stock
Common stock	57,306	57,306
Par value of $0.025 per share
Authorized: 40,000,000; Issued and outstanding:
September 30, 2008 – 2,292,280; December 31, 2007 – 2,292,280
Additional paid-in capital	362,181,935	362,232,031
Accumulated deficit	(365,385,988	(358,288,980)
Total stockholders’ equity (deficiency)	(3,146,747	4,000,357
Total liabilities and stockholders’ equity (deficiency)	13,444,798	15,312,737

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Three months ended
	September 30,
	2008	2007
	$	$
		As restated
Revenue
Retina	23,900	—
Total revenue	23,900	—
Cost of goods sold
Retina
Cost of goods sold, net of goods recovered	1,945	2,262,411
Royalty costs	—	25,000
Total cost of goods sold	1,945	2,287,411
	21,955	(2,287,411)
Operating expenses
General and administrative	947,830	2,471,586
Clinical and regulatory	671,612	3,076,010
Sales and marketing	218,895	501,868
Restructuring charges	74,128	—
Impairment of intangible asset	—	20,923,028
	1,912,465	26,972,492
Loss from operations	(1,890,510)	(29,259,903)
Other income (expense)
Interest income	17,946	137,137
Changes in fair value of warrant obligation	(68,281)	856,969
Interest expense	(169,540)	(588)
Amortization of deferred financing charges	(48,000)	—
Other	131,655	(5,693)
Minority interest	1,393,410	217,436
	1,257,190	1,205,261
Loss from continuing operations before income taxes	(633,320)	(28,054,642)
Income tax (expense) recovery	(1,649,632)	8,449,188
Loss from continuing operations	(2,282,952)	(19,605,454)
Loss from discontinued operations	—	(1,082,842)
Net loss for the period	(2,282,952)	(20,688,296)
Weighted average number of shares outstanding - basic and diluted	2,292,280	2,292,280
Net Loss per share – basic and diluted	(1.00)	(9.03)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
	$	$
		As restated
Revenue
Retina	158,300	90,000
Total revenue	158,300	90,000
Cost of goods sold
Retina
Cost of goods sold, net of goods recovered	1,501	2,277,807
Royalty costs	25,000	75,000
Total cost of goods sold	26,501	2,352,807
	131,799	(2,262,807)
Operating expenses
General and administrative	3,817,886	7,686,264
Clinical and regulatory	2,502,792	7,204,181
Sales and marketing	629,337	1,499,843
Restructuring charges	1,029,646	—
Impairment of intangible asset	—	20,923,028
	7,979,661	37,313,316
Loss from operations	(7,847,862)	(39,576,123)
Other income (expenses)
Interest income	68,495	568,809
Changes in fair value of warrant obligation	(68,281)	1,633,700
Interest expense	(305,256)	(8,242)
Amortization of deferred financing charges	(180,000)	—
Impairment of investment charge	(450,072)	—
Other	151,893	(13,633)
Minority interest	1,964,540	783,447
	1,181,319	2,964,081
Loss from continuing operations before income taxes	(6,666,543)	(36,612,042)
Income tax (expense) recovery	(430,465)	11,615,549
Loss from continuing operations	(7,097,008)	(24,996,493)
Loss from discontinued operations	—	(3,267,891)
Net loss for the period	(7,097,008)	(28,264,384)
Weighted average number of shares outstanding - basic and diluted	2,292,280	2,256,871
Net loss per share – basic and diluted	(3.10)	(12.52)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(expressed in U.S. dollars)
(Unaudited)

	Voting common stock at par value		Additional paid-in	Accumulated	Net stockholders’ equity
	shares issued		capital	deficit	(deficiency)
	#	$	$	$	$

Balance, December 31, 2007 - restated	2,292,280	57,306	362,232,031	(358,288,980)	4,000,357
Stock-based compensation	—	—	(50,096)	—	(50,096)
Net loss for the nine month period	—	—	—	(7,097,008)	(7,097,008)
Balance, September 30, 2008	2,292,280	57,306	362,181,935	(365,385,988)	(3,146,747)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Nine months ended September 30,
	2008	2007
	$	$
		As restated
OPERATING ACTIVITIES
Net loss for the period	(7,097,008)	(28,264,384)
Adjustments to reconcile net loss to cash used in operating activities:
Write-down of inventory	—	2,782,494
Stock-based compensation and stock-based restructuring charges	(50,096)	1,362,813
Amortization and write-down of fixed assets	42,296	730,201
Amortization and write-down of patents and trademarks	16,174	195,495
Amortization of intangible asset	903,400	4,489,655
Amortization of deferred financing charges	180,000	—
Provision for obligation under warrants	68,281	—
Impairment of intangible asset	—	20,923,028
Accretion expense	—	632,471
Changes in fair value of warrant obligation	—	(1,633,700)
Impairment of investments	450,072	—
Deferred tax liability, net	430,465	(14,786,470)
Minority interest	(1,964,540)	(783,447)
Options of OcuSense Inc. vested for minority shareholders	135,538	84,838
Loss on disposal of fixed assets	7,584	—
Net change in non-cash working capital balances related to operations	572,692	965,871
Cash used in operating activities	(6,305,142)	(13,301,135)

INVESTING ACTIVITIES
Sale of short-term investments	—	7,785,000
Additions to fixed assets, net of proceeds	(50,686)	(190,341)
Additions to patents and trademarks	(95,571)	(91,010)
Cash restricted in use	(200,000)	—
Payment for acquisition of Solx, Inc., net of cash acquired	—	(3,000,000)
Cash provided by (used in) investing activities	(346,257)	4,503,649

FINANCING ACTIVITIES
Proceeds from the exercise of common stock options	—	2,228
Proceeds from issuance of common stock	—	10,016,000
Proceeds from issuance of the bridge financings	6,703,500	—
Issuance costs	(180,000)	(816,493)
Cash provided by financing activities	6,523,500	9,201,735

Net increase (decrease) in cash and cash equivalents during the period	(127,899)	404,249
Cash and cash equivalents, beginning of period	2,235,832	5,740,697
Cash and cash equivalents, end of period	2,107,933	6,144,946

See accompanying notes to interim consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars except as otherwise stated)
September 30, 2008
 (Unaudited)

1.	BASIS OF PRESENTATION, GOING CONCERN UNCERTAINTY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, referred to as U.S. GAAP. These unaudited interim consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of OccuLogix, Inc. , referred to as OccuLogix or the Company, as at September 30, 2008 and the results of its operations for the three and nine months then ended. These unaudited interim consolidated financial statements should be read in conjunction with the restated consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10K/A filed with the U.S. Securities and Exchange Commission, or the SEC, on August 27, 2008. Interim results are not necessarily indicative of results for a full year.

Reverse Stock Split

On September 30, 2008, the Company’s Board of Directors approved a reverse stock split referred to as the Reverse Stock Split with an effective date of October 7, 2008 of the Company’s Common Stock utilizing a 1:25 consolidation ratio. As a result of the Reverse Stock Split, every twenty-five shares of the Company’s issued and outstanding Common Stock were consolidated into one share of the Company’s Common Stock respectively. In addition, the exercise prices of the Company’s stock options and the conversion prices of the Company’s outstanding warrants have been adjusted, such that, the number of shares potentially issuable on the exercise of stock options and/or the exercise of warrants will reflect the 1:25 consolidation ratio.  Accordingly, all of the Company’s issued and outstanding Common Stock and all outstanding stock options to purchase Common Stock and warrants to purchase Common Stock for all periods presented have been restated to reflect the Reverse Stock Split.

Going concern uncertainty

The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company has sustained substantial losses of $69,829,983 for the year ended December 31, 2007 and $5,768,903 and $28,264,384 for the nine months ended September 30, 2008 and 2007, respectively. The Company’s working capital deficiency at September 30, 2008 is $8,105,060, which represents a $7,108,198 increase in its working capital deficiency from $996,862 at December 31, 2007.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

On February 19, 2008, the Company announced that it had secured a bridge loan in an aggregate principal amount of $3,000,000 (less transaction costs of $180,000) from a number of private parties. The loan bore interest at a rate of 12% per annum and had a 180-day term, which was extended to 270 days. The Company pledged its shares of the capital stock of OcuSense, Inc., or OcuSense, as collateral for the loan.

On May 5, 2008, the Company announced that it had secured a bridge loan in an aggregate principal amount of $300,000 from a number of private parties, referred to as the Additional Bridge Loan I. The Additional Bridge Loan I constituted an increase to the principal amount of the $3,000,000 principal amount bridge loan that the Company announced on February 19, 2008, or the Original Bridge Loan, and was advanced on substantially the same terms and conditions as the Original Bridge Loan, pursuant to an amendment of the loan agreement for the Original Bridge Loan. The Additional Bridge Loan I bore interest at a rate of 12% per annum and had the same maturity date as the Original Bridge Loan. The Company pledged its shares of the capital stock of OcuSense as collateral for the loan.

On July 28, 2008, the Company announced that it had secured an additional bridge loan in an aggregate principal amount of $3,403,500 from a number of private parties, referred to as the Additional Bridge Loan II. $2,893,500 of the principal amount of the Additional Bridge Loan II was advanced by certain of the investors who had agreed to purchase shares of the Company’s common stock in the proposed private placement of $5,066,500 of the Company’s common stock, first announced on May 20, 2008.  The Company agreed to reduce the dollar amounts of these investors’ respective commitments in the private placement by the principal amount of the Additional Bridge Loan II that each of them advanced to the Company. The Company closed the private placement for gross aggregate proceeds of $2,173,000. (See Note 22 A – Subsequent Events.)

The Additional Bridge Loan II constituted an increase to the principal amount of the $3,300,000 principal amount bridge loan of the Company that was outstanding, The Original Bridge Loan of $3,000,000 was advanced on February 19, 2008, and the Additional Bridge Loan I of $300,000 was advanced on May 5, 2008.  The Additional Bridge Loan II was advanced on substantially the same terms and conditions as the Original Bridge Loan, pursuant to a further amendment to the amended loan agreement governing the Original Bridge Loan.

The Additional Bridge Loan II bore interest at a rate of 12% per annum and had the same maturity date as the Original Bridge Loan.  Like the repayment of the Original Bridge Loan, the repayment of the Additional Bridge Loan II was secured by a pledge by the Company of its majority ownership interest in OcuSense.

Under the terms of the loan agreement that governs the Original Bridge Loan, OccuLogix had two prepayment options available to it, should it decide to not wait until the maturity date to repay the loan.  The Company has declared its intention to exercise one of these prepayment options and proposes to repay the Original Bridge Loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors.  The Company prepaid the Additional Bridge Loans I and II in the same manner.  The prepayment of the Original Bridge Loan and the Additional Bridge Loans I and II resulted in  the issuance of a 3,304,511 shares of OccuLogix’s common stock, for which stockholder and regulatory approval was obtained at the annual shareholders meeting on September 30, 2008. (See Note 22 A – Subsequent Events.)

The proceeds of the Additional Bridge Loan II will be used for general corporate purposes of the Company and OcuSense. Management believes that these proceeds, together with the Company’s existing cash and the proceeds of the private placement and full recovery of the outstanding auction rate securities, will be sufficient to cover its operating activities and other demands only until approximately June 2009.  The Company currently is not generating cash from operations, and most of its cash has been, and is being, utilized to fund its operations and to fund deferred acquisition payments. The Company’s operating expenses in the nine months ended September 30, 2008 have consisted mostly of expenses relating to the completion of the product development of the TearLab™ test for dry eye disease, or DED.  Unless the Company raises additional capital, it will not have sufficient cash to support its operations beyond approximately June 2009.

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

For some time prior to the October 9, 2007 announcement, the Company had been seeking to raise additional capital, with the objective of securing funding sufficient to sustain its operations as it had been clear that, unless the Company was able to raise additional capital, the Company would not have had sufficient cash to support its operations beyond early 2008. The Board’s decisions to suspend the Company’s RHEO™ System clinical development program and to dispose of SOLX Inc., or SOLX, were made and implemented in order to conserve as much cash as possible while the Company continued its capital-raising efforts.

On January 9, 2008, the Company announced the departure, or pending departure, of seven members of its executive team and, commencing on February 1, 2008, a 50% reduction in the salary of each of Elias Vamvakas, its Chairman and Chief Executive Officer, and Tom Reeves, its former President and Chief Operating Officer.  By January 31, 2008, a total of 12 non-executive employees of the Company left the Company’s employment. On June 30, 2008, Tom Reeves also left the Company.

As at September 30, 2008, the Company had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 3.471% per annum.  However, as a result of market conditions, all of these investments have recently failed to settle on their respective settlement dates and have been reset to be settled at future dates with an average maturity of 43 days.  Due to the current lack of liquidity for asset-backed securities, or ARS, of this type, throughout 2008 the Company has concluded that the carrying value of these investments was higher than their fair value. Accordingly, these ARS were recorded at their estimated fair value which at September 30, 2008 was $413,678, which represents a decline of $1,486,322 in the carrying value of these investments. The Company considered this to be an other-than-temporary reduction in the value.  Accordingly, the loss associated with these ARS of $450,072 in 2008 has been included as an impairment of investments in the Company’s consolidated statement of operations for the nine months ended September 30, 2008. As a result of a recent settlement agreement among the New York Attorney General’s Office, the North American Securities Administrators Association and Credit Suisse (USA) LLC, or Credit Suisse, the financial institution through which the Company had purchased its ARS, subsequent to September 30, 2008, the Company had the opportunity to have Credit Suisse purchase from the Company, for full value plus accrued interest, all of the Company’s outstanding ARS. Credit Suisse purchased all of these ARS at the Company’s original cost of $1,900,000, plus accrued interest, when each of these securities came up for auction. (See Note 22 C – Subsequent Events.)

Previously the Company did not know when it would be able to convert these investments into cash and accordingly, management had classified these investments as a non-current asset on its consolidated balance sheet in comparative periods. As a result of the subsequent events discussed above, management has classified these investments as current assets on its consolidated balance sheet as of September 30, 2008.

The ARS investments are classified as available-for-sale under Statement of Financial Accounting Standards (“SFAS”) No. 115- “Accounting for Certain Investments in Debt and Equity” or SFAS No. 115, which states that where an impairment of an available-for-sale investment has been reported, this impairment can only be reversed when a recovery or gain of the amount reflected as an impairment charge has been realized. At September 30, 2008, Credit Suisse had not yet purchased any of the Company’s outstanding ARS and as such the Company has not reported the recovery of the impairment charge and continues to reflect the ARS at $413,678 consistent with the fair value reported by the Company in its prior June 30, 2008 interim consolidated financial statements. No value has been determined at September 30, 2008 regarding the existence of an obligation by Credit Suisse to purchase the outstanding ARS from the Company subsequent to September 30, 2008.

Prior to September 30, 2008, the Company established a bank account in the Company’s name and identified it as being in trust.  The purpose of this trust account was to accumulate the private placement funds subsequent to shareholder approval at the September 30, 2008 shareholders’ meeting and prior to the closing of the private placement transaction early in October 2008. While the bank account was in the Company’s name, any funds in this trust account were not available to the Company unless and until the private placement transaction closed. Prior to September 30, 2008, $200,000 of funds from a member of the private placement investors was deposited into the trust account. The Company reported this amount as Cash restricted in use and set up a liability to the investor in the same amount.

The unaudited interim consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company were not able to continue its existence as a going concern.

Significant accounting policies

These unaudited interim consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2007.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to the impairment of long-lived and intangible assets, valuation of investments in marketable securities and the value of stock option and warrant programs.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157. This standard defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, FASB agreed to a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company adopted SFAS No. 157 on January 1, 2008, which had no effect on the Company’s consolidated financial statements. Refer to Note 9, Fair Value Measurements for additional information related to the adoption of SFAS No. 157.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any up-front costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning on or after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The adoption of SFAS No. 159 has not had a material impact on the Company’s results of operations and financial position.

On June 14, 2007, FASB ratified Emerging Issues Task Force, or EITF, 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. EITF 07-3 requires that all non-refundable advance payments for research and development activities that will be used in future periods be capitalized until used. In addition, the deferred research and development costs need to be assessed for recoverability. EITF 07-3 is applicable for fiscal years beginning after December 15, 2007 and is to be applied prospectively without the option of early application. The adoption of EITF 07-3  has not had a material impact on the Company’s results of operations and financial position.

On December 4, 2007, FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations,” or SFAS No. 141(R), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” “or SFAS No 160”. Effective for fiscal years beginning after December 15, 2008, the standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.

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

SFAS No. 160 improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions.

Early adoption of SFAS No. 141(R) and SFAS No. 160 is prohibited. Management is currently evaluating the requirements of these standards and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133,” or SFAS No. 161. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

In June 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principle used in the preparation of financial statements presented in conformity with U.S. GAAP. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of SFAS No. 162 is not expected to have any impact on the Company’s consolidated financial statements.

2.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Correction of an error in comparative periods related to the method of consolidation of OcuSense, Inc.

During the second quarter of 2008, the Company restated its consolidated financial statements.

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

Upon acquiring the Series A preferred shares, OccuLogix and the existing common shareholders entered into a voting agreement.  The voting agreement provides the founding shareholders of OcuSense, as defined in the voting agreement, with the right to appoint two directors and OccuLogix with the right to also appoint two directors.  A selection of a fifth director is mutually agreed upon by both OccuLogix and the founding stockholders, each voting as a separate class.  The voting agreement is subject to termination under the following scenarios: a) a change of control; b) majority approval of each of OccuLogix and the founding stockholders; and c) conversion of all outstanding shares of the Company’s preferred shares to common shares.  OccuLogix has the ability to force the conversion of all of the preferred shares to common shares and thus has the ability to effect a termination of the voting agreement, but this would require conversion of its own preferred shares and the relinquishment of the rights and obligations associated with the preferred shares.

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

However, after further consideration, the Company has now determined that, as a result of the voting agreement between OccuLogix and certain founding stockholders of OcuSense, OccuLogix is not able to exercise voting control as contemplated in Accounting Research Bulletin, or ARB, 51, “Consolidated Financial Statements,” or ARB 51, unless the Company converts its Series A preferred shares.  For the purpose of assessing voting control in accordance with ARB 51, U.S. GAAP does not take into consideration such conversion rights. Accordingly, OccuLogix does not have the ability to exercise control of OcuSense, in light of the voting agreement that existed as of September 30, 2008 between the founding stockholders and OccuLogix.

In addition to the above consideration, the Company determined that OcuSense is a variable interest entity, or VIE, and that OccuLogix is the primary beneficiary based on the following:

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

FIN 46(R), “Consolidation of Variable Interest Entities,” or FIN 46(R), requires that the enterprise which consolidates the VIE be the primary beneficiary of that entity. The primary beneficiary is the entity that will absorb a majority of the VIE’s expected losses, receive a majority of the entity’s expected returns, or both. At the time of acquisition, it was expected that the Company would contribute virtually all of the required funding until commercialization through the acquisition of the Series A preferred shares and future milestone payments as described above.  The common stockholders were expected to make nominal equity contributions during this period.  Therefore, based primarily on qualitative considerations, the Company believes that it is the primary beneficiary of OcuSense and should consolidate OcuSense using the variable interest model.

The Company has noted that the initial measurement of assets, liabilities and non-controlling interests under FIN 46(R) differs from that which is required under SFAS No. 141, “Business Combinations”.  In particular, under FIN 46(R), assets, liabilities and non-controlling interest shall be measured initially at their fair value. The Company previously recorded non-controlling interest based on the historical carrying values of OcuSense’s assets and liabilities, and as a result consolidation under FIN 46(R) resulted in material revisions to the amounts previously reported in the Company’s consolidated financial statements.

Assets acquired and liabilities assumed consisted solely of working capital and of a technology intangible asset relating to patents owned by OcuSense.  Before consideration of deferred tax, the fair value of the assets acquired was greater than the fair value of the liabilities assumed and the non-controlling interest.  Because OcuSense does not comprise a business, as defined in EITF 98-3, “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business”, the Company  applied the simultaneous equation method as per EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”, and adjusted the assigned value of the non-monetary assets acquired (consisting solely of the technology asset) to include the deferred tax liability.

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

The following is a summary of the significant effects of the restatements on the Company’s consolidated balance sheet as of December 31, 2007 and its consolidated statements of operations for the three months ended September 30, 2007 and its consolidated statements of operations and consolidated statements of cash flows for the nine months ended September 30, 2007.

	As at December 31, 2007

	As previously reported	Adjustment	As restated
	$	$	$
Consolidated Balance Sheets
Intangible assets	5,770,677	5,314,377	11,085,054
Deferred income tax liability	—	2,259,348	2,259,348
Minority interest	—	4,953,960	4,953,960
Additional paid-in capital	362,402,899	(170,868)	362,232,031
Accumulated deficit	(356,560,917)	(1,728,063)	(358,288,980)

	Three months ended September 30, 2007

	As previously reported	Adjustment	As restated
	$	$	$
Consolidated Statements of Operations
General and administrative	(2,310,996)	(160,590)	(2,471,586)
Minority interest	703,039	(485,603)	217,436
Recovery of income taxes	8,831,267	(382,079)	8,449,188
Loss from continuing operations	(18,577,182)	(1,028,272)	(19,605,454)
Loss from discontinued operations	(1,082,842)	—	(1,082,842)
Net loss for the period	(19,660,024)	(1,028,272)	(20,688,296)
Loss per share	(8.58)		(9.03)

	Nine months ended September 30, 2007

	As previously reported	Adjustment	As restated
	$	$	$
Consolidated Statements of Operations
General and administrative	(7,116,175)	(570,089)	(7,686,264)
Minority interest	1,747,823	(964,376)	783,447
Recovery of income taxes	11,833,829	(218,280)	11,615,549
Loss from continuing operations	(23,243,750)	(1,752,744)	(24,996,493)
Loss from discontinued operations	(3,267,891)	—	(3,267,891)
Net loss for the period	(26,511,640)	(1,752,744)	(28,264,384)
Loss per share	(11.75)		(12.52)

	Nine months ended September 30, 2007

	As previously reported	Adjustment	As restated
	$	$	$
Consolidated Statements of Cash Flows
Cash used in operating activities	(13,301,135)	—	(13,301,135)
Net loss for the period	(26,511,640)	(1,752,744)	(28,264,384)
Amortization of intangible assets	3,919,566	570,089	4,489,655
Deferred tax liability, net	(15,004,750)	218,280	(14,786,470)
Minority interest	(1,747,823)	964,376	(783,447)

3.	INTANGIBLE ASSETS

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

The Company’s other intangible assets consisted of the value of the exclusive distribution agreements the Company had with Asahi Medical, the manufacturer of the Rheofilter filters and the Plasmaflo filters, and Diamed Medizintechnik GmbH, or Diamed, and MeSys GmbH, or MeSys, the designer and the manufacturer, respectively, of the OctoNova pumps. The Rheofilter filter, the Plasmaflo filter and the OctoNova pump are components of the RHEO™ System, the Company’s product for the treatment of Dry AMD. On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144”, the Company concluded that its indefinite suspension of the RHEO™ System clinical development program for Dry AMD was a significant event which may affect the carrying value of its distribution agreements. Accordingly, management was required to re-assess whether the carrying value of the Company’s distribution agreements was recoverable as at December 31, 2007. Based on management’s estimates of undiscounted cash flows associated with the distribution agreements, the Company concluded that the carrying value of the distribution agreements was not recoverable as at December 31, 2007. Accordingly, the Company recorded an impairment charge of $20,923,028 during the year ended December 31, 2007 to record the distribution agreements at their fair value as at December 31, 2007, bringing the net balance to nil.

As a result, amortization expense from continuing operations for the nine months ended September 30, 2008 in connection with the RHEO™ System distribution agreements is nil.

On December 19, 2007, the Company sold to SOLX Acquisition, Inc., or SOLX Acquisition, all of the issued and outstanding shares of the capital stock of SOLX, which had been the Glaucoma division of the Company prior to the completion of the transactions provided for in the stock purchase agreement. The sale transaction established fair values for the Company’s recorded goodwill and the Company’s shunt and laser technology and regulatory and other intangible assets acquired upon the acquisition of SOLX on September 1, 2006. Accordingly, management was required to re-assess whether the carrying value of the Company’s shunt and laser technology and regulatory and other intangible assets was recoverable as at December 1, 2007. Based on management’s estimates of undiscounted cash flows associated with these intangible assets, the Company concluded that the carrying value of these intangible assets was not recoverable as at December 1, 2007. Accordingly, the Company recorded an impairment charge of $22,286,383 during the year ended December 31, 2007 to record the shunt and laser technology and regulatory and other intangible assets at their fair value as at December 31, 2007, bringing the net balance to nil. The results of operations of SOLX for the three months and nine months ended September 30, 2007 are classified as results of discontinued operations in these consolidated financial statements.

As at September 30, 2008 and 2007, the remaining weighted average amortization period for the distribution agreement intangible assets is nil and nil years, respectively.

On November 30, 2006, the Company acquired 50.1% of the capital stock of OcuSense, measured on a fully diluted basis, or 57.62% of the capital stock of OcuSense, measured on an issued and outstanding basis. OcuSense’s first product, which is currently under development, is a hand-held tear film test for the measurement of osmolarity, a quantitative and highly specific biomarker that has shown to correlate with dry eye disease, or DED. The test is known as the TearLab™ test for DED. The results of OcuSense’s operations have been included in the Company’s consolidated financial statements since November 30, 2006.

Under FIN 46(R), assets, liabilities and non-controlling interest shall be measured at their fair value. The Company previously recorded non-controlling interest at historical carrying values. As a result, consolidation under FIN 46(R) results in material revisions to the amounts previously reported in the Company’s consolidated financial statements.

Assets acquired and liabilities assumed consisted solely of working capital and of a technology intangible asset relating to patents owned by OcuSense.  The Company anticipates that before consideration of deferred tax, the fair value of the assets acquired will be greater than the fair value of the liabilities assumed and the non-controlling interest. Because OcuSense does not comprise a business, as defined in EITF 98-3, “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business”, the Company applied the simultaneous equation method as per EITF 98-11,  and adjusted the assigned value of the non-monetary assets acquired (consisting solely of the technology asset) to include the deferred tax liability.

In estimating the fair value of the intangible assets acquired, the Company considered a number of factors, including discussions with OcuSense management, review of historical financial information, future revenue and expense estimates and a review of the economic and competitive environment. As a result, the Company used the income approach to value OcuSense’s TearLab™ technology and the cost approach to value the intangible assets acquired.

Intangible assets subject to amortization consist of the following:

	As at September 30, 2008
	Cost less tax loss benefited	Accumulated amortization
	$	$
TearLab™ technology	12,172,054	2,300,400
Less accumulated amortization	2,300,400
	9,871,654
Intangible assets were reduced by $310,000 in the nine months ended September 30, 2008 to reflect the effect of acquired tax losses benefited which became unrestricted in the period.

	As at December 31, 2007
	Cost less tax loss benefited	Accumulated amortization
	$	$
TearLab™ technology	12,482,054	1,397,000
Less accumulated amortization	1,397,000
	11,085,054
Intangible assets were reduced by $413,333 in the year ended December 31, 2007 to reflect the effect of acquired tax losses benefited which became unrestricted in the year.

Estimated amortization expense for the intangible assets for each of the next four years and thereafter is as follows:

Amortization of intangible assets
$
Remainder of 2008	322,385
2009	1,289,539
2010	1,289,539
2011	1,289,539
2012 and thereafter	5,680,652
9,871,654

Amortization expense of $903,400 from continuing operations for the nine months ended September 30, 2008 is attributable to OcuSense. Amortization expense from continuing operations for the nine months ended September 30, 2007 of $2,664,153 was derived from OcuSense and the RHEOTM System distribution agreements.  Amortization expense from discontinued operations for the nine months ended September 30, 2008 and 2007 was nil and $2,235,000, respectively.

The Company determined that, as of September 30, 2008, there have been no significant events which may affect the carrying value of OcuSense's TearLab™ technology. However, the Company’s prior history of losses and losses incurred during the current fiscal year reflect a potential indication of impairment, thus requiring management to assess whether the TearLab™ technology was impaired as at September 30, 2008. Based on management’s estimates of forecasted undiscounted cash flows as at September 30, 2008, the Company concluded that there is no indication of an impairment of OcuSense's TearLab™ technology. Therefore, no impairment charge was recorded during the nine months ended September 30, 2008.

4.	DISCONTINUED OPERATIONS

On December 19, 2007, SOLX Acquisition purchased from the Company all of the issued and outstanding shares of the capital stock of SOLX, which had been the Glaucoma division of the Company prior to the completion of this transaction. The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of:  (i) on the closing date of the sale, the assumption by SOLX Acquisition of all of the liabilities of the Company related to SOLX’s business, incurred on or after December 1, 2007, and the Company’s obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by SOLX Acquisition of all of the expenses that the Company had paid to the closing date, as they related to SOLX’s business during the period commencing on December 1, 2007; (iii) during the period commencing on the closing date and ending on the date on which SOLX achieves a positive cash flow, the payment by SOLX Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which SOLX achieves a positive cash flow, the payment by SOLX Acquisition of a royalty equal to 5% of the worldwide net sales of these products. In order to secure the obligation of SOLX Acquisition to make these royalty payments, SOLX granted to the Company a subordinated security interest in certain of its intellectual property. No value was assigned to the royalty payments as the determination of worldwide net sales of SOLX’s products is subject to significant uncertainty.

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

The Company’s results of operations related to discontinued operations for the three months and the nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	$	$	$	$

Revenue	―	15,225	―	176,125

Cost of goods sold
Cost of goods sold	―	13,423	―	111,397
Royalty costs	―	6,250	―	21,233
Total cost of goods sold	―	19,673	―	132,630
	―	(4,448)	―	43,495
Operating expenses
General and administrative	―	965,986	―	3,003,944
Clinical and regulatory	―	776,105	―	2,141,355
Sales and marketing	―	185,561	―	695,549
	―	1,927,652	―	5,840,848
	―	(1,932,100)	―	(5,797,353)

Other net expenses
Interest and accretion expense	―	(222,374)	―	(632,158)
Other	―	―	―	(9,301)
	―	(222,374)	―	(641,459)
Loss from discontinued operations before income taxes	―	(2,154,474)	―	(6,438,812)
Recovery of income taxes	―	1,071,632	―	3,170,921
Loss from discontinued operations	―	(1,082,842)	―	(3,267,891)

5.	FIXED ASSETS

	September 30, 2008		December 31, 2007
	Cost	Accumulated amortization	Cost	Accumulated amortization
	$	$	$	$

Furniture and office equipment	22,794	14,099	101,903	50,854
Computer equipment and software	188,558	147,724	197,317	155,928
Leasehold improvements	―	―	6,335	704
Medical equipment	966,580	934,181	1,163,135	1,138,918
Plates, tools and dies	42,846	1,680	―	―
	1,220,778	1,097,684	1,468,690	1,346,404
Less accumulated amortization	1,097,684		1,346,404
	123,094		122,286

Amortization expense was $42,296 and $730,201 during the nine months ended September 30, 2008 and 2007, respectively, of which nil and $180,691 is included as amortization expense of discontinued operations for the nine months ended September 30, 2008 and 2007, respectively.

On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future. In accordance with SFAS No. 144, the Company determined that the carrying value of certain of the Company’s medical equipment was not recoverable at December 31, 2007.

 Accordingly, during the year ended December 31, 2007, the Company recorded a reduction to the carrying value of certain of its medical equipment of $431,683 which reflects a write-down of the value of this medical equipment to nil at December 31, 2007 and September 30, 2008. The assets written down had been used in the clinical trials of the RHEO™ System.

6.	PATENTS AND TRADEMARKS

	September 30, 2008		December 31, 2007
	Cost	Accumulated amortization	Cost	Accumulated amortization
	$	$	$	$

Patents	319,020	127,427	236,854	113,013
Trademarks	133,615	106,375	120,211	104,615
	452,635	233,802	357,065	217,628
Less accumulated amortization	233,802		217,628
	218,833		139,437

Amortization expense was $16,174 and $195,495 during the nine months ended September 30, 2008 and 2007, respectively.

Patents and trademarks are recorded at historical cost and amortized over a period not exceeding 10 years.

Based on the November 1, 2007 announcement and in accordance with SFAS No. 144, the Company determined that the carrying value of certain of the Company’s patents and trademarks was not recoverable as at December 31, 2007. Accordingly, during the year ended December 31, 2007, the Company recorded a $190,873 reduction to the carrying value of its patents and trademarks related to the RHEO™ System which reflects a write-down of these patents and trademarks to a value of nil at September 30, 2008 and December 31, 2007.

7.	INVENTORY

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions.

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

As at September 30, 2008 and December 31, 2007, the Company had inventories related to RHEOTM System activities of $133,761 and $7,295,545, respectively, reduced by inventory reserves of $133,761 and $7,295,545, respectively. During the nine months ended September 30, 2008 and 2007, the Company recognized a provision related to inventory of nil and nil, respectively, based on the above analysis.

8.	INVESTMENTS

As at September 30, 2008 and December 31, 2007, the Company had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed ARS currently yielding an average return of 3.471% per annum. Contractual maturities for these ARS are greater than eight years with an interest rate reset date for these investments averaging approximately every 43 days. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS have experienced multiple failed auctions. During late 2007 and 2008, while the Company continued to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS was no longer believed to approximate par value. Refer to Note 9 for discussion on how the Company determines the fair value of its investment in ARS.

Although the Company continues to receive payment of interest earned on these securities, the Company did not previously know when it would be able to convert these investments into cash.  Accordingly, management had classified these investments as a non-current asset on its consolidated balance sheets as at December 31, 2007, March 30, 2008 and June 30, 2008. As a result of a recent settlement agreement among the New York Attorney General’s Office, the North American Securities Administrators Association and Credit Suisse, the financial institution through which the Company had purchased its ARS, subsequent to September 30, 2008, the Company had the opportunity to have Credit Suisse purchase from the Company, for full value plus accrued interest, all of the Company’s outstanding ARS.  The Company did not receive the settlement agreement until subsequent to September 30, 2008.  The fair value of the Company’s investment in ARS as at September 30, 2008 does not recognize any additional value arising from the settlement agreement.  Credit Suisse purchased all of these ARS at the Company’s original cost of $1,900,000, plus accrued interest, when each of these securities came up for auction. (See Note 22 C – Subsequent Events.)

The ARS investments are classified as available-for-sale under SFAS No. 115 which states that where an impairment of an available-for-sale investment has been reported, this impairment can only be reversed when a recovery or gain of the amount reflected as an impairment charge has been realized. At September 30, 2008, Credit Suisse had not yet purchased any of the Company’s outstanding ARS and as such the Company has not reported the recovery of the impairment charge and continues to reflect the ARS at $413,678 consistent with the fair value reported by the Company in its June 30, 2008 interim consolidated financial statements. Since the ARS were purchased by Credit Suisse in the fourth quarter, the ARS have been reported as current assets.

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

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

	Fair value September 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	technique
Investments in marketable securities (non-current)	$413,678	$—	$—	$413,678	(1)

(1)
The Company estimated the fair value of these ARS based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Refer to Note 8 for further discussion of the Company’s investments in ARS.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Investments in marketable securities

Balance as at December 31, 2007	$863,750

Losses deemed to be other than temporary charged to other non-operating expense	450,072

Balance as at September 30, 2008	$413,678

As a result of a recent settlement agreement among the New York Attorney General’s Office, the North American Securities Administrators Association and Credit Suisse, the financial institution through which the Company had purchased its ARS, subsequent to September 30, 2008, the Company had the opportunity to have Credit Suisse purchase from the Company, for full value plus accrued interest, all of the Company’s outstanding ARS. Credit Suisse purchased all of these ARS at the Company’s original cost of $1,900,000, plus accrued interest, when each of these securities came up for auction.  The Company’s fair value measurement of the investment in ARS does not recognize any additional value arising from the settlement agreement received subsequent to September 30, 2008.  (See Note 22 C – Subsequent Events.).

10.	SHORT-TERM LIABILITIES AND ACCRUED INTEREST

On February 19, 2008, the Company announced that it had secured a bridge loan in an aggregate principal amount of $3,000,000 from a number of private parties.  Transaction costs, funded separately, were $180,000 paid to Marchant Securities Inc., or Marchant, a related party for introducing the Company to the bridge loan lenders. (See Note 14 – Related Party Transactions.) The loan bore interest at a rate of 12% per annum and had a 180-day term, which had been extended to 270 days.

On May 5, 2008, the Company announced that it had secured a bridge loan in an aggregate principal amount of $300,000 from a number of private parties. The Additional Bridge Loan I constituted an increase to the principal amount of the $3,000,000 principal amount bridge loan that the Company announced on February 19, 2008, the Original Bridge Loan, and was advanced on substantially the same terms and conditions as the Original Bridge Loan, pursuant to an amendment of the loan agreement for the Original Bridge Loan. The Additional Bridge Loan I bore interest at a rate of 12% per annum and had the same maturity date as the Original Bridge Loan.

On July 28, 2008, the Company announced that it had secured an additional bridge loan in an aggregate principal amount of $3,403,500 from a number of private parties.  The Additional Bridge Loan II was advanced on substantially the same terms and conditions as the Original Bridge Loan, pursuant to an amendment of the loan agreement for the Original Bridge Loan. The Additional Bridge Loan II bore interest at a rate of 12% per annum and had the same maturity date as the Original Bridge Loan.

The repayment of the loans was secured by a pledge by the Company of its shares of the capital stock of OcuSense. Under the terms of the loan agreement, the Company had two prepayment options available to it. Under the first prepayment option, the Company may repay the loan in full by paying the lenders, in cash, the amount of outstanding principal and accrued interest and issuing to the lenders five-year warrants in an aggregate amount equal to approximately 19.9% of the issued and outstanding shares of the Company’s common stock (but not to exceed 20% of the issued and outstanding shares of the Company’s common stock). The warrants would be exercisable into shares of the Company’s common stock at an exercise price of $2.50 per share and would not become exercisable until the 180th day following their issuance. Under the second prepayment option, provided that the Company has closed a private placement of shares of its common stock for aggregate gross proceeds of at least $1,000,000, the Company may repay the loan in full by issuing to the lenders shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the private placement investors. Any exercise by the Company of the second prepayment option would be subject to stockholder and regulatory approval. (See Note 22 A) – Subsequent Events.)

Of the $7,008,755 outstanding as at September 30, 2008, the principal portion of the loans was $6,703,500 and the accrued interest was $305,255.

11.	MINORITY INTEREST

As discussed in Note 2, OcuSense was determined to be a VIE and OccuLogix was the primary beneficiary.

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

	Nine months ended September 30,
	2008	2007
	$	$

Minority interest – beginning of period	4,953,960	6,110,834
Minority share of net loss from operations	(1,964,540)	(783,447)
Fair value of OcuSense stock-based compensation	135,538	84,838
Minority interest – end of period	3,124,958	5,412,225

Minority stockholders’ share of net losses from operations for the nine months ended September 30, 2008 of $2,168,359 was offset by $203,819 to reflect a minority increment for the beta milestone payment.  Minority share of net loss from operations for the nine months ended September 30, 2007 of $913,738 was offset by $130,291 to reflect a minority increment for the alpha milestone payment.  These transactions are specific to the acquisition of OcuSense. The increment represents the minority stockholders’ ownership percentage of the variance between the actual milestone payments made and the original fair value of the milestone payments reported when the Company acquired its ownership interest in OcuSense. No future milestone payments remain to be paid.

12.	CAPITAL STOCK

(a)	Common stock

On February 1, 2007, the Company entered into a securities purchase agreement, or the Securities Purchase Agreement, with certain institutional investors, pursuant to which the Company agreed to issue to those investors an aggregate of 267,094 shares of the Company’s common stock, referred to as the Shares, and five-year warrants exercisable into an aggregate of 106,838 shares of the Company’s common stock, referred to as the Warrants.  The per share purchase price of the units was $37.50, and the per share exercise price of the Warrants is $55.00, and subsequently adjusted to $46.25.  The Warrants became exercisable on August 6, 2007. Pursuant to the Securities Purchase Agreement, on February 6, 2007, the Company issued the Shares and the Warrants. The gross proceeds of the sale of the Shares and Warrants totaled $10,016,000 (less transaction costs of $871,215). On February 6, 2007, the Company also issued to Cowen and Company, LLC a warrant exercisable into an aggregate of 3,740 shares of the Company’s common stock, referred to as the Cowen Warrant, in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the sale of the Shares and the Warrants. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which the Cowen Warrant is exercisable) are identical to those of the Warrants. The estimated grant-date fair value of the Cowen Warrant of $97,222 is included in the transaction cost of $871,215.

(b)    Stock-based compensation

The Company has a stock option plan, the 2002 Stock Option Plan, or the Stock Option Plan, which was most recently amended in June 2007 in order to, among other things, increase the share reserve under the Stock Option Plan by 80,000. Under the Stock Option Plan, up to 258,240 options are available for grant to employees, directors and consultants. Options granted under the Stock Option Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Option Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company’s common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments,” or SFAS No. 123(R), requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for each of the years ended December 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s consolidated statements of operations and changes in stockholders’ equity:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	$	$	$	$

General and administrative	(54,999)	205,558	32,223	733,667
Clinical and regulatory	(50,462)	42,634	3,292	233,852
Sales and marketing	(52,123)	139,848	(24,201)	390,351
Restructuring charges	74,128	—	74,128	—
Total expense from continuing operations	(83,456)	388,040	85,442	1,357,870
Expense from discontinued operations	—	35,182	—	89,781
Stock-based compensation expense before income taxes (i)	(83,456)	423,222	85,442	1,447,651

(i) The tax benefit associated with the Company’s stock-based compensation expense for the nine months ended September 30, 2008 and 2007 is $36,100 and $579,000, respectively. Neither amount has been recognized in the Company’s consolidated financial statements for the nine months ended September 30, 2008 and 2007 as there is a low probability that the Company will realize this benefit.

Net cash proceeds from the exercise of common stock options were nil and $2,228 for the nine months ended September 30, 2008 and 2007, respectively. No income tax benefit was realized from stock option exercises during the nine months ended September 30, 2008 and 2007. In accordance with SFAS No. 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The weighted-average fair value of stock options granted during the three months and nine months ended September 30, 2008 and 2007 was $2.63, $19.50, $2.63 and $39.25, respectively. Under the terms of SFAS123(R), options to former Company executives which were modified with regard to normal revocation after termination, were deemed to have been reissued, following the approval by the shareholders at the Annual General Meeting held on September 30, 2008 of the proposal to modify the options in question. The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Volatility	107.4%	76.3%	107.4%	76.5%
Expected life of options	6.89 years	6 years	6.89 years	5.85 years
Risk-free interest rate	3.26%	4.99%	3.26%	4.87%
Dividend yield	0%	0%	0%	0%

The Company’s computation of expected volatility for the nine months ended September 30, 2007 was based on the Company’s historical stock prices to its initial public offering in December 2004 and for prior periods a comparable company’s historical stock prices were used as the Company did not have sufficient historical data. A time-based average of the volatilities from each company was then calculated and used. The Company’s computation of expected life was estimated using the remaining useful life of the options. The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant. If options are granted in the future, the Company’s computation of expected life will be based on either one of the following: a modeling or simulating exercise behavior based on a variety of stock price paths, estimating the expected term based on the period that previous options were outstanding, or an estimated term based on the expected terms of options granted by other similar companies and other similarly structured awards.

A summary of the option transactions during the nine months ended September 30, 2008 is set forth below:

	Number of options outstanding	Weighted average exercise price $	Weighted average remaining contractual life (years)	Aggregate intrinsic value $

Outstanding, December 31, 2007	191,499	41.04	7.41	—
Granted	59,069
Exercised	—
Forfeited	85,781	—	—	—
Outstanding, September 30, 2008	164,787	39.66	6.63	—
Vested or expected to vest September 30, 2008	131,452	39.33	5.85	—
Exercisable, September 30, 2008	127,445	39.37	5.77	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of September 30, 2008 of $2.325 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on September 30, 2008. This amount is nil for all the periods presented as the exercise price of all options outstanding as at September 30, 2008 and December 31, 2007 is higher than $2.63, the Company’s closing stock price on the last trading day prior to September 30, 2008.

As at September 30, 2008, $171,271 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.14 years.

(c)   Warrants

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued the Warrants to these investors. The Warrants are five-year warrants exercisable into an aggregate of 106,838 shares of the Company’s common stock. On February 6, 2007, the Company also issued the Cowen Warrant to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants pursuant to the Securities Purchase Agreement. The Cowen Warrant is a five-year warrant exercisable into an aggregate of 3,740 shares of the Company’s common stock. The per share exercise price of the Warrants is $46.25, subject to adjustment, and the Warrants became exercisable on August 6, 2007. All of the terms and conditions of the Cowen Warrant (other than the number of shares of the Company's common stock into which it is exercisable) are identical to those of the Warrants.

The Company accounts for the Warrants  and the Cowen Warrant in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, along with related interpretation EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITF No. 00-19. SFAS No. 133 requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. Based on the provisions of EITF No. 00-19, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity. Accordingly, the Company has classified the Warrants and the Cowen Warrant as a current liability at December 31, 2007 and September 30, 2008.

As at September 30, 2008 the estimated fair value of the Warrants and the Cowen Warrant was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	123%
Expected life of Warrants	3.33 years
Risk-free interest rate	2.71%
Dividend yield	0%

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the Shares and the Warrants based on their relative fair values. This resulted in an allocation of $2,052,578 to obligations under warrants, which includes the fair value of the Cowen Warrant of $97,222.

In addition, SFAS No. 133 requires the Company to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the Warrants and the Cowen Warrant as at September 30, 2008 and determined the aggregate fair value to be $68,281, an increase of approximately $68,281 over the measurement of the aggregate fair value of the Warrants and the Cowen Warrant on December 31, 2007.  The aggregate fair value of the warrants have been $2,626,195, NIL, NIL, NIL, and $68,281 at March 31, 2007, December 31, 2007, March 31, 2008, June 30 2008 and September 30, 2008, respectively.

Accordingly, the Company recognized a loss of $68,281 in its consolidated statement of operations for the nine months ended September 30, 2008 which reflects the increase in the Company’s obligation to its warrant holders to its aggregate fair value at September 30, 2008.

Transaction costs associated with the issuance of the Warrants recorded as a warrant expense in the Company’s consolidated statements of operations for the nine months ended September 30, 2008 and 2007 were nil and $170,081, respectively.

A summary of the Warrants issued during the nine months ended September 30, 2008 and the total number of warrants outstanding as of that date are set forth below:

	Number of warrants outstanding	Weighted average exercise price
		$
Outstanding, December 31, 2007	110,578	55.00
Granted	—	—
Forfeited	—	—
Outstanding, September 30, 2008 *	110,578	46.25
* - during 2008, the exercise price of the warrants were revised from $55.00 to $46.25 as a result of the Bridge Loan agreements announced earlier in the year.

13.	LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

14.	RELATED PARTY TRANSACTIONS

The following are the Company’s related party transactions:

TLC Vision and Diamed

On June 25, 2003, the Company entered into agreements with TLC Vision Corporation, TLC Vision, and Diamed to issue grid debentures in the maximum aggregate principal amount of $12,000,000 in connection with the funding of the Company’s MIRA-1 and related clinical trials. $7,000,000 of the aggregate principal amount was convertible into shares of the Company’s common stock at a price of $24.6255 per share, and $5,000,000 of the aggregate principal amount was non-convertible.

The $5,000,000 portion of the $12,000,000 commitment which was not convertible into the Company’s common stock was not advanced and the commitment was terminated prior to the completion of the Company’s initial public offering of shares of its common stock. During the years ended December 31, 2004 and 2003, the Company issued grid debentures in an aggregate principal amount of $4,350,000 and $2,650,000 to TLC Vision and Diamed, respectively, under the convertible portion of the grid debentures. On December 8, 2004, as part of the corporate reorganization relating to the Company’s initial public offering, the Company issued 7,106,454 shares of its common stock to TLC Vision and Diamed, upon conversion of $7,000,000 of aggregate principal amount of convertible debentures at a conversion price of $24.6255 per share. Collectively, at September 30, 2008, the two companies have a combined 35.6% equity interest in the Company on a fully diluted basis.

In the third quarter of 2008, the Company finalized an agreement with Diamed in which the Company sold to Diamed 113 Octo Nova pumps which had been purchased for commercial purposes but never used and four Octo Nova pumps previously used for training purposes for $136,800. The carrying value of these pumps had previously been fully provided for in the fourth quarter of 2007 when the Company terminated all RHEO™ Systems related activities. Diamed paid the Company $86,800 for the pumps purchased and applied the remaining $50,000 against minimum royalty payments due to Hans Stock and Dr. Brunner. Revenue for the nine months ended September 30, 2008 included $136,800 related to this transaction.

Asahi Medical

The Company entered into a distributorship agreement, referred to as the Distribution Agreement, effective October 20, 2006, with Asahi Medical. The Distribution Agreement replaced the 2001 distributorship agreement between Asahi Medical and the Company, as supplemented and amended by the 2003, 2004 and 2005 Memoranda. Pursuant to the Distribution Agreement, the Company had distributorship rights to Asahi Medical's Plasmaflo filter and Asahi Medical's second-generation polysulfone Rheofilter filter on an exclusive basis in the United States, Mexico and certain Caribbean countries, collectively referred to as Territory 1-a, on an exclusive basis in Canada, on an exclusive basis in Colombia, Venezuela, New Zealand and Australia, collectively referred to as Territory 2, and on a non-exclusive basis in Italy.

On January 28, 2008, the Company disclosed that it was engaged in discussions with Asahi Medical to terminate the Distribution Agreement. The Company and Asahi Medical have terminated substantially all of their obligations under the Distribution Agreement effective February 25, 2008, or the Termination Agreement.  Pursuant to the Termination Agreement, the Company and Asahi Medical have agreed to a mutual release of claims relating to the Distribution Agreement, other than any claims relating to certain provisions of the Distribution Agreement which survived its termination.

The Company received free inventory from Asahi Medical for purposes of the RHEO-AMD trial, the LEARN, or Long-term Efficacy in AMD from Rheopheresis in North America, trials and related clinical studies. The Company has accounted for this inventory at a value equivalent to the cost the Company has paid for the same filters purchased from Asahi Medical for purposes of commercial sales to the Company’s customers. The value of the free inventory received from Asahi Medical was nil and $384,660 for the nine months ended September 30, 2008 and 2007, respectively.

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

The Company reversed $48,022 previously accrued for royalties on filters, as all filters for which the royalty was due had been disposed of subsequent to the termination of RHEO™ Systems related activities. Included in due to stockholders at September 30, 2008 and December 31, 2007 are nil and $48,022, respectively, due to Mr. Stock for filter products.

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

On August 6, 2004, the Company entered into a patent license and royalty agreement with Mr. Stock to obtain an exclusive license to U.S. Patent No. 6,245,038. The Company is required to make royalty payments totaling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter. The advance payments are credited against future royalty payments to be made in accordance with the agreement. This agreement replaces the June 25, 2002 consulting agreement with Mr. Stock which provided for a royalty payment of 1% of product sales. On May 19, 2008, the patent license and royalty agreement with Mr. Stock was terminated by Mr. Stock as a result of non-payment of minimum license fees due at March 31, 2008 and December 31, 2007 of $25,000 and $12,500, respectively. As such, no amounts were accrued for license fees for Mr. Stock in the three months ended September 30, 2008. Included in due to stockholders at September 30, 2008 and December 31, 2007 are nil and $12,500, respectively, due to Mr. Stock for royalties as any amounts due were applied by Diamed against amounts due to the Company for Octo Nova pumps purchased by Diamed from the Company.

Other

On June 25, 2003, the Company entered into a reimbursement agreement with Apheresis Technologies, Inc., or ATI, pursuant to which employees of ATI, including Mr. John Cornish, one of the Company’s stockholders and its former Vice President, Operations, provided services to the Company and ATI was reimbursed for the applicable percentage of time the employees spent working for the Company. Effective April 1, 2005, the Company terminated its reimbursement agreement with ATI, as a result of which termination the Company no longer compensated ATI in respect of any salary paid to, or benefits provided to, Mr. Cornish by ATI. Until April 1, 2005, Mr. Cornish did not have an employment contract with the Company and received no direct compensation from the Company. On April 1, 2005, Mr. Cornish entered into an employment agreement with the Company under which he received an annual base salary of $106,450, representing compensation to him for devoting 80% of his time to the business and affairs of the Company. Effective June 1, 2005, the Company amended its employment agreement with Mr. Cornish such that he began to receive an annual base salary of $116,723, representing compensation to him for devoting 85% of his time to the business and affairs of the Company. Effective April 13, 2006, the Company further amended its employment agreement with Mr. Cornish such that his annual base salary was decreased to $68,660 in consideration of his devoting 50% of his time to the business and affairs of the Company. In light of the Company's current financial situation, and in connection with the indefinite suspension of its RHEO™ System clinical development program and the sale of SOLX, the Company terminated the employment of Mr. Cornish effective January 4, 2008.

During the three months and nine months ended September 30, 2008 and 2007, ATI made available to the Company, upon request, the services of certain of ATI’s employees and consultants on a per diem basis.  During the three months and nine months ended September 30, 2008, the Company paid ATI nil and $21,666 respectively, under this arrangement (2007 – $17,036 and $63,692, respectively). Included in accounts payable and accrued liabilities at September 30, 2008 and December 31, 2007 are nil and $20,004, respectively, due to ATI.

In March 2008, the Company sold substantially all of its fixed assets located in Florida to ATI for their book value of $8,000. Included in amounts receivable at September 30, 2008 is $2,111 due from ATI; the balance of $5,889 has been expensed with ATI and applied to the amount due from ATI.

Effective January 1, 2004, the Company entered into a rental agreement with Cornish Properties Corporation, a company owned and managed by Mr. Cornish, pursuant to which the Company leases space from Cornish Properties Corporation at $2,745 per month. The original term of the lease extended to December 31, 2005. On November 8, 2005, as provided for in the rental agreement, the Company extended the term of the rental agreement with Cornish Properties Corporation for another year, ending December 31, 2006. On December 19, 2006, the Company extended the term of the rental agreement with Cornish Properties Corporation for another year, ending December 31, 2007, at a lease payment of $2,168 per month which has now expired.

On November 30, 2006, the Company announced that Mr. Elias Vamvakas, the Chairman, Chief Executive Officer and Secretary of the Company, had agreed to provide the Company with a standby commitment to purchase convertible debentures of the Company, or the Convertible Debentures, in an aggregate maximum amount of $8,000,000, referred to as the Total Commitment Amount.  Pursuant to the Summary of Terms and Conditions, executed and delivered as of November 30, 2006 by the Company and Mr. Vamvakas, during the 12-month commitment term commencing on November 30, 2006, upon no less than 45 days’ written notice by the Company to Mr. Vamvakas, Mr. Vamvakas was obligated to purchase Convertible Debentures in the aggregate principal amount specified in such written notice. A commitment fee of 200 basis points was payable by the Company on the undrawn portion of the Total Commitment Amount. Any Convertible Debentures purchased by Mr. Vamvakas would have carried an interest rate of 10% per annum and would have been convertible, at Mr. Vamvakas’ option, into shares of the Company’s common stock at a conversion price of $13.50 per share. The Summary of Terms and Conditions further provided that if the Company closes a financing with a third party, whether by way of debt, equity or otherwise, and there are no Convertible Debentures outstanding, then the Total Commitment Amount was to be reduced automatically upon the closing of the financing by the lesser of: (i) the Total Commitment Amount; and (ii) the net proceeds of the financing. On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 in a private placement of shares of its common stock and warrants. The Total Commitment Amount was therefore reduced to zero, thus effectively terminating Mr. Vamvakas’ standby commitment. No portion of the standby commitment was ever drawn down by the Company, and the Company paid Mr. Vamvakas a total of $29,808 in commitment fees in February 2007.

Marchant, a firm indirectly beneficially owned as to approximately 32% by Mr. Vamvakas and members of his family, introduced the Company to the lenders of the (i) $3,000,000 aggregate principal amount Original Bridge Loan that the Company secured and announced on February 19, 2008;  (ii) the $300,000 aggregate principal amount Additional Bridge Loan I secured and announced on May 5, 2008; and (iii) the $3,403,500 aggregate principal amount Additional Bridge Loan II secured and announced on July 28, 2008. The Company also has retained Marchant in connection with the proposed private placement of $2,173,000 of OccuLogix’s common stock, announced by the Company on July 28, 2008, for which Marchant will be paid $750,000 representing approximately 17% of the gross aggregate proceeds of such private placement and bridge loans by Canadian investors.  Marchant has been paid $180,000 and subject to obtaining any and all requisite stockholder and regulatory approvals, will be paid a further $88,800 in cash and $481,200 in the form of equity securities of the Company. (See Note 22 A – Subsequent Events.)

In March 2007, Veris Health Sciences Inc., or Veris negotiated new payment terms with the Company, and it was agreed that payment for treatment sets shipped subsequent to March 2007 must be received within 180 days of shipment. From April 2007 to December 31, 2007, the Company sold a total of 816 treatment sets to Veris, for a total amount of $172,992, plus applicable taxes. The sale of these treatment sets was not recognized as revenue during the year ended December 31, 2007 based on Veris’ payment history with the Company and the new 180-day payment terms agreed by Veris and the Company. In October 2007, the Company met with the management of Veris and, based on discussions with Veris, the Company believes that Veris will not be able to meet its financial obligations to the Company. Therefore, during the year ended December 31, 2007, the Company recorded an allowance for doubtful accounts of $172,992 against the total amount due from Veris for the purchase of these treatment sets. As at September 30, 2008 and December 31, 2007, the allowance for doubtful accounts was $172,992.

On January 25, 2007, the Company entered into a consulting agreement with Dr. Michael Lemp for the purpose of procuring consulting services as OcuSense’s Chief Medical Officer. Dr. Lemp is entitled to $100,000 per annum to be paid at the end of each month and a $99 monthly expense reimbursement stipend.  Dr. Lemp will be available to OcuSense on an average of 20 hours a week or 1,000 hours per year. Dr. Lemp also served as a member of the board of directors of OcuSense until October 6, 2008.

15.	INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” or FIN No. 48. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosure.

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

However, the completion of the reorganization transactions on October 6, 2008 makes it more likely than not that the Company incurred a change of control for purposes of Section 382 for US Income Taxes. (See Note 22 A – Subsequent Events.) Rules under Section 382 of the U.S. Income Tax Code substantially reduce the Company’s ability to utilize prior tax losses. Accordingly, income tax benefits of $2,304,938, representing the excess of income tax benefits previously recognized and the income tax benefit applicable to the equivalent of one year’s losses deductible in accordance with Section 382 and benefits related to unrestricted losses under Section 382(h) of the U.S. Income Tax Code, were reversed and reported as an income tax expense.

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

16.	DUE TO STOCKHOLDERS

	September 30, 2008 $	December 31, 2007 $
Due (from)/to
TLC Vision Corporation	15,517	(2,708)
Other stockholders	—	35,522
	15,517	32,814

The balance due from TLC Vision is related to computer and administrative support provided by TLC Vision. All amounts have been expensed during the nine months ended September 30, 2008 and 2007 and included in general and administrative expenses. The balance due to other stockholders includes outstanding royalty fees payable to Mr. Hans Stock.

17.     PREPAID EXPENSES

	September 30, 2008 $	December 31, 2007 $
Prepaid insurance	110,610	427,063
Tear samples and lab cards	2,451	—
Prepaid regulatory fees	15,460	—
Other fees and services	49,337	54,058
	177,858	481,121

18.	OTHER NON-CURRENT ASSETS

	September 30, 2008 $	December 31, 2007 $
Other non-current assets	249,504	—

Other non-current assets represent professional fees that will become capital costs of the reorganization transactions which were closed October 6, 2008. (See Note 22 A – Subsequent Events.)

19.   ACCRUED LIABILITIES

	September 30, 2008 $	December 31, 2007 $
Due to professionals	367,611	475,044
Due to clinical trial sites	123,342	136,681
Due to clinical trial specialists	60,711	116,359
Product development costs	350,763	277,521
Due to employees and directors	55,545	66,804
Sales and capital taxes payable	16,333	26,820
Corporate compliance	144,931	246,675
Obligation to repay advances received	183,065	—
Severances (restructuring charges)	1,919,570	1,312,721
Cash with restricted use	200,000	—
Miscellaneous	40,253	214,826
	3,462,124	2,873,451

The following sets out a continuity of the Company’s liability for restructuring costs for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
	2008	2007
	$	$
Accrued liability for severances - beginning of period	1,312,721	―
Restructuring charges incurred in the period	1,029,646	―
Restructuring charges funded by the issuance of options	(74,128)	―
Foreign exchange adjustment	(34,442)	―
Paid in the period	(314,227)	―
Accrued liability for severances - end of period	1,919,570	―

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146, the Company recognized a total of $1,029,646 and nil in restructuring charges during the nine months ended September 30, 2008 and 2007, respectively, reflecting the termination of employment on June 30, 2008 of Tom Reeves, formerly the Company's President and Chief Operating Officer, and the fair value of options modified for former executives. (See Note 12 (b) – CAPITAL STOCK-Stock-based compensation.) With the suspension of the Company’s RHEO™ System clinical development program, and the resulting winding down of the RHEO-AMD study, and the Company’s disposition of SOLX on December 19, 2007, the Company has reduced its workforce considerably. During 2007, the Company implemented a number of structural and management changes consistent with the termination of its focus on the RHEO™ System. The restructuring charges of $1,312,721 recorded in the fourth quarter of 2007 consist solely of severance and benefit costs related to the termination of certain of the Company’s employees at the Company’s Palm Harbor and Mississauga offices.

20.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Nine months ended September 30,
	2008	2007
	$	$
Amounts receivable, net	345,606	(197,986)
Inventory	―	(61,784)
Prepaid expenses	271,908	(46,787)
Deposit	(11,238)	(10,600)
Other current assets	(249,504)	17,600
Accounts payable	(758,156)	243,097
Accrued liabilities	588,674	938,684
Deferred revenue	97,444	―
Due to stockholders	(17,297)	83,646
Accrued interest payable	305,255	―
	572,692	965,870

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Nine months ended September 30,
	2008	2007
	$	$
Non-cash financing activities
Warrant issued in part payment of placement fee	—	97,222
Free inventory	—	418,303

Additional cash flow information
Interest paid	—	11,180

21.	SEGMENTED INFORMATION

As a result of the acquisition of SOLX and OcuSense during 2006, the Company had three reportable segments: retina, glaucoma and point-of-care. The retina segment was in the business of commercializing the RHEO™ System which was used to perform the Rheopheresis™ procedure, a procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD. The Company began limited commercialization of the RHEO™ System in Canada in 2003 and provided support to its sole customer in Canada, Veris, in its commercial activities in Canada. The Company obtained investigational device exemption clearance from the FDA to commence RHEO-AMD, its clinical study of the RHEO™ System. On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio and, in particular, the impact if the Company is unable to raise additional capital.

The glaucoma segment of the Company was in the business of providing treatment for glaucoma with the use of the components of the SOLX Glaucoma System which are used to provide physicians with multiple options to manage intraocular pressure. The Company was seeking to obtain 510(k) approval to market the components of the SOLX Glaucoma System in the United States. The Company acquired the glaucoma segment in the acquisition of SOLX on September 1, 2006; therefore, no amounts are shown for the segment in periods prior to September 1, 2006. On December 19, 2007, the Company sold all of the issued and outstanding shares of the capital stock of SOLX. All revenue and expenses related to the Company’s glaucoma segment, prior to the December 19, 2007 closing date, have therefore been included in discontinued operations on its consolidated statements of operations for the nine months ended September 30, 2008 and 2007.

The point-of-care segment is made up of the TearLab™ business which is currently developing technologies that enable eyecare practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers in tears using nanoliters of tear film.

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

The Company’s business units are as follows:

	Retina	Point-of-care	Total
	$	$	$
Three months ended September 30, 2008
Revenue	23,900	—	23,900
Expenses:
Cost of goods sold	1,945	—	1,945
Operating charges before the following	191,226	1,311,935	1,503,161
Restructuring charges	74,128	—	74,128
Amortization	776	334,400	335,176
Loss from continuing operations	(244,175))	(1,646,335))	(1,890,510))
Interest income	16,200	1,746	17,946
Interest expense	(169,540))	—	(169,540))
Amortization of deferred finance charges	(48,000))	—	(48,000))
Changes in fair value of warrant obligation Changes in fair value of warrant obligation	(68,281))	—	(68,281))
Other income (expense), net	93,999	37,656	131,655
Minority interest	—	1,393,410	1,393,410
Recovery of income taxes	—	(1,649,632)	(1,649,632)
Net loss	(419,797)	(1,863,155)	(2,282,952)

Nine months ended September 30, 2008
Revenue	158,300	—	158,300

Expenses:
Cost of goods sold	26,501	—	26,501
Operating charges before the following	2,242,124	3,745,071	5,988,145
Restructuring charges	1,029,646	—	1,029,646
Amortization	16,209	946,611	961,870
Loss from continuing operations	(3,156,180))	(4,691,682))	(7,847,862))
Interest income	63,782	4,713	68,495
Interest expense	(305,256))	—	(305,256))
Amortization of deferred finance charges	(180,000))	—	(180,000))
Changes in fair value of warrant obligation	(68,281))	—	(68,281))
Impairment of investments	(450,072))	—	(450,072)
Other income (expense), net	114,163	37,730	151,893
Minority interest	—	1,964,540	1,964,540
Recovery of income taxes	—	(430,465)	(430,465)
Net loss	(3,981,844)	(3,115,164)	(7,097,008)

Total assets as at September 30, 2008	1,915,285	11,529,513	13,444,798

The Company’s business units were as follows:

	Retina	Glaucoma	Point of Care	Total
	$	$	$	$
Three months ended September 30, 2007 – as restated

Expenses:
Cost of goods sold	2,287,411		—	2,287,411
Operating	3,206,466		1,426,117	4,632,583
Amortization	641,479		775,402	1,416,881
Impairment of intangible asset	20,923,028		—	20,923,028
Loss from continuing operations	(27,058,384)		(2,201,519)	(29,259,903)
Interest income	113,733		23,404	137,137
Interest and accretion expense	(226)		(362)	(588)
Changes in fair value of warrant obligation	856,969		—	856,969
Other income (expense), net	(23,653)		17,960	(5,693)
Minority interest	—		217,436	217,436
Recovery of income taxes	8,202,962		246,226	8,449,188
Loss from continuing operations	(17,908,599)	—	(1,696,855)	(19,605,454)
Loss from discontinued operations	—	(1,082,842)	—	(1,082,842)
Net loss	(17,908,599)	(1,082,842)	(1,696,855)	(20,688,296)

Nine months ended September 30, 2007 – as restated
Revenue	90,000		—	90,000
Expenses:
Cost of goods sold	2,352,807		—	2,352,807
Operating	9,842,801		3,546,421	13,389,222
Amortization	720,257		2,280,809	3,001,066
Impairment of intangible asset	20,923,028		—	20,923,028
Loss from continuing operations	(33,748,893)		(5,827,230)	(39,576,123)
Interest income	519,783		49,026	568,809
Interest and accretion expense	(7,458)		(784)	(8,242)
Changes in fair value of warrant obligation	1,633,700		—	1,633,700
Other income (expense), net	(35,315)		21,682	(13,633)
Minority interest	—		783,447	783,447
Recovery of income taxes	10,273,942		1,341,607	11,615,549
Loss from continuing operations	(21,364,241)	—	(3,632,252)	(24,996,493)
Loss from discontinued operations	—	(3,267,891)	—	(3,267,891)
Net loss	(21,364,241)	(3,267,891)	(3,632,252)	(28,264,384)

Total assets as at September 30, 2007	17,493,302	31,417,560	13,155,891	62,066,753

22.   SUBSEQUENT EVENTS

A)	Reorganization transactions

On October 6, 2008, the Company announced that it had completed a series of reorganization transactions that included those transactions which the Company had presented to its shareholders in the proxy circular prepared for the September 30, 2008 shareholders meeting and which were approved by the Company’s stockholders at the Annual and Special Meeting of Stockholders on September 30, 2008. The transactions that were completed were as follows:

i.	A private placement, or PIPE, transaction for $2,173,000 in which the Company issued 869,200 common shares of OccuLogix at a per share price of $2.50.

ii.
OccuLogix prepaid $7,021,978 representing the aggregate of all of the outstanding bridge loans plus related accrued interest, in which the amounts outstanding were converted into 3,304,511 shares of common stock of OccuLogix at a per share price of $2.125. Under this repayment, since OccuLogix met the condition of having closed a PIPE for aggregate gross proceeds of at least $1,000,000, the Company was able to repay the bridge loans in full by issuing to the lenders, shares of its common stock, in an aggregate amount equal to the amount of outstanding principal and accrued interest, at a 15% discount to the price paid by the PIPE investors or $2.125 per share.

iii.
OccuLogix acquired the remaining ownership interest (44.03% of remaining outstanding shares after the cashless exercise of all outstanding OcuSense warrants, 49.9% on a fully diluted basis) in OcuSense that it did not already own, by way of a merger of OcuSense and a newly incorporated, wholly-owned subsidiary of OccuLogix.  As merger consideration, the Company issued an aggregate of 3,169,938 shares of its common stock to the minority stockholders of OcuSense.

iv.
At the completion of the reorganization transactions, the Company paid the remaining $570,000 of the commission owing for placement agency services rendered by Marchant Securities Inc., or Marchant. Marchant received $88,800 in cash and $481,200 of value in OccuLogix’s common stock at a per share price of $2.50 as payment for these amounts owing. Marchant is a firm that is indirectly beneficially owned as to approximately 32% by Mr. Vamvakas and members of his family. (See Note 14 – Related Party Transactions.)

v.
At the completion of the reorganization transactions, OccuLogix had reached agreement with the majority of its senior management in which the senior management agreed to forego a fixed percentage of their cash severance entitlement in exchange for 1,101,636 stock options under the OccuLogix Stock Option Plan exercisable into common shares of OccuLogix. The number of options that each senior manager received was based on the cash severance entitlement being foregone divided by a Black-Scholes valuation of the options assuming the same price per share of OccuLogix common stock applicable to the PIPE and Minority Shareholders investors in the reorganization transactions. These options will vest immediately and will have a 10 year life. The exercise price of these options are $2.63 which equals the fair market value of OccuLogix’s common stock on NASDAQ on the day of the completion of the reorganization transactions. The calculation of the number of options provided to senior managers took into account the impact of the exercise price of the options being greater than the price per share applicable to the PIPE and Minority Shareholders investors in the reorganization transactions.

vi.
In connection with the completion of the reorganization transactions, the Company issued an aggregate of 188,401,858 shares of its common stock resulting in the Company’s total and outstanding share capital to consist of 245,707,733 shares of common stock. Immediately after the close of the reorganization transactions, OccuLogix made an amendment to the Company’s Amended and Restated Certificate of Incorporation in order to provide for a recapitalization in which the issued and outstanding shares of the Company’s common stock underwent a reverse split in a ratio of 1:25. Subsequent to the reverse split, the Company’s total and outstanding share capital was 9,828,409 shares of common stock. As explained in Note 1, the effect of the reverse stock split has been reflected retroactively in these financial statements for each period presented.

B)   NASDAQ listing

On October 30, 2008, the Company announced that it had been notified by the NASDAQ Listing and Hearing Council, or the Listing Council, that OccuLogix had demonstrated compliance with both the $1.00 minimum bid price rule and the requirement to maintain stockholders’ equity in the minimum amount of $2,500,000.  The Listing Council confirmed that the listing review is now closed and that the Company’s securities will remain listed on the NASDAQ Capital Market.

This represented the culmination of ongoing dialogue and communications with the NASDAQ Listing Qualifications Panel and the Listing Council subsequent to the Company’s receipt on September 18, 2007, of a letter from NASDAQ indicating that, for the previous 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(e)(5).

C)  ARS

In a letter from Credit Suisse Securities dated September 18, 2008, the Company was informed that Credit Suisse’s records indicate that the Company may be eligible as an “Individual Investor” of Credit Suisse to have Credit Suisse repurchase those ARS, that had been purchased by the Company through Credit Suisse prior to February 14, 2008. The term “Individual Investor” was defined by a recent ARS settlement by Credit Suisse with the New York Attorney General’s Office and the North American Securities Administrators Association in which 10 firms including Credit Suisse accepted as a result of enforcement actions.

In a letter and Offer to Purchase for Cash from Eligible customers ARS from Credit Suisse dated October 2, 2008, the Company was again informed that Credit Suisse’s records indicate that the Company may be an eligible customer and may therefore be eligible to have Credit Suisse purchase the ARS purchased by the Company through Credit Suisse at a value equal to their principal amount plus accrued interest.

On October 15, 2008, Credit Suisse informed the Company that it had wired to the Company $503,622 representing the purchase by Credit Suisse of $500,000 principal and accrued interest balance of the Alesco Preferred Funding Ltd. ARS.

On October 24, 2008, Credit Suisse informed the Company that it had wired to the Company $481,148 representing the purchase by Credit Suisse of $475,000 principal and accrued interest balance of the Class V Funding II, Ltd. ARS.

On November 7, 2008, Credit Suisse informed the Company that it had wired to the Company $502,085 representing the purchase by Credit Suisse of $500,000 principal and accrued interest balance of the Reservoir Funding Ltd ARS.

On November 10, 2008, Credit Suisse informed the Company that it had wired to the Company $425,000 plus accrued interest representing the purchase by Credit Suisse of $425,000 principal and accrued interest balance of the Juniper High-Grade CDO III Ltd ARS.

The ARS investments are classified as available-for-sale under SFAS No.133 which states that where an impairment of an available-for-sale investment has been reported, this impairment can only be reversed when a recovery or gain of the amount reflected as an impairment charge has been realized. At September 30, 2008, Credit Suisse had not yet purchased any of the Company’s outstanding ARS and as such the Company has not reported the recovery of the impairment charge and continues to reflect the ARS at $413,678, consistent with the fair value reported by the Company in its June 30, 2008 financial statements. Since the ARS will be purchased by Credit Suisse in the fourth quarter, the ARS have been reported as current assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On October 7, 2008, we effected a 1-for-25 reverse split of our common stock. See “—Recent Developments”. Historical share numbers and prices throughout this Quarterly Report on Form 10-Q are split-adjusted.

We are an ophthalmic therapeutic company founded to commercialize innovative treatments for age-related eye diseases. Previously, the Company operated three business divisions, being Retina, Glaucoma and Point-of-care. Currently, Point-of-care is the Company’s sole operating business.

Until November 1, 2007, when we announced the suspension of the Company’s RHEO™ System clinical development program, the Company’s Retina division had been in the business of developing and commercializing the RHEO™ System, a treatment for dry age-related macular degeneration. We had conducted a pivotal clinical study, the MIRA-1 study, which, if successful, was expected to support our application to the U.S. Food and Drug Administration, or the FDA, to obtain approval to market the RHEO™ System in the United States. The MIRA-1 study did not meet its primary efficacy endpoint, and the FDA required us to conduct an additional study of the RHEO™ System, the RHEO-AMD study, which was commenced in early 2007, was suspended on November 1, 2007 and is now nearly wound down.

In anticipation of the delay in the commercialization of the Company’s RHEO™ System in the U.S. as a result of the failure of the MIRA-1 study to meet its primary efficacy endpoint and the FDA’s requirement of us to conduct the RHEO-AMD study, we accelerated our diversification plans. On September 1, 2006, we acquired Solx, Inc., or SOLX, a Boston University Photonics Center-incubated company that has developed a system for the treatment of glaucoma. SOLX was the Company’s Glaucoma division until we disposed of it in December 2007.

On November 30, 2006, also as part of our accelerated diversification plans, we acquired 1,754,589 shares of the Series A Preferred Stock of OcuSense, Inc., or OcuSense, then representing 50.1% of the capital stock, on a fully diluted basis, of OcuSense (57.62% of the capital stock of OcuSense, measured on an issued and outstanding basis). The total purchase price was $8,000,000, of which the Company paid $2,000,000 on November 30, 2006 and paid another $2,000,000 on January 3, 2007. The third $2,000,000 installment of the purchase price was payable upon the attainment by OcuSense of the first of two developmental milestones and was paid by the Company on June 15, 2007. The last $2,000,000 installment of the purchase price was payable upon the attainment by OcuSense of the second of the two developmental milestones and was paid by the Company on March 31, 2008.

On October 6, 2008, the Company acquired the minority ownership interest in OcuSense that it did not already own by issuing to the minority stockholders of OcuSense an aggregate of 3,169,938 shares of the Company’s common stock. The acquisition of the minority ownership interest in OcuSense was effected pursuant to a statutory merger of OcuSense Acquireco, Inc., or Merger Sub, a wholly-owned subsidiary of the Company, with and into OcuSense, with the separate corporate existence of Merger Sub ceasing and OcuSense continuing as the surviving corporation. Today, OcuSense is a wholly-owned subsidiary of the Company. The quantum of the merger consideration was based on a full-enterprise valuation of OcuSense of $18,000,000, determined in good faith by the respective boards of directors of the Company and OcuSense, and a deemed value of $2.50 per share of the Company’s common stock, which was reflective of the per share average trading price of the Company’s common stock on NASDAQ during the period of negotiation of the merger consideration (and, as it turned out, on the date of closing of the acquisition).

Following the closing of the acquisition, Elias Vamvakas stepped down as the Company’s Chief Executive Officer, and Eric Donsky, OcuSense’s Chief Executive Officer and a director of OcuSense, became the Company’s Chief Executive Officer. Mr. Vamvakas remains the Company’s Chairman of the Board.

OcuSense is a San Diego-based company that is developing technologies that will enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers using nanoliters of tear film. OcuSense’s first product is a hand-held tear film test for the measurement of osmolarity, a quantitative and highly specific biomarker that has shown to correlate with dry eye disease, or DED. The test is known as the TearLab™ test for DED. The anticipated innovation of the TearLab™ test for DED will be its ability to measure precisely and rapidly certain biomarkers in nanoliter volumes of tear samples, using inexpensive hardware. Historically, eye care researchers have relied on expensive instruments to perform tear biomarker analysis. In addition to their cost, these conventional systems are slow, highly variable in their measurement readings and not categorized as waived by the FDA under regulations promulgated under the Clinical Laboratory Improvement Amendments, or CLIA.

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

There are approximately 15 million Americans who suffer from contact lens-induced DED, and 10-15% of these patients revert to frame wear annually due to dryness and discomfort. There are approximately 1.2 million LASIK procedures performed in the U.S. each year, and about 50% of patients experience DED post-operatively. Osmolarity testing could provide optometrists with a tool to identify patients at risk for dropping out of contact lens wear early in disease progression so that they may be treated, and osmolarity testing could be an invaluable pre-operative screen used to determine which LASIK patients should be treated prior to surgery in order to improve post-operative outcomes.

The TearLab™ test for DED consists of the following three components:  (1) the TearLab™ disposable, which is a single-use microfluidic labcard; (2) the TearLab™ pen, which is a hand-held device that interfaces with the TearLab™ disposable; and (3) the TearLab™ reader, which is a small desktop unit that allows for the docking of the TearLab™ disposable and the TearLab™ pen and provides a quantitative reading for the operator. The operator of the TearLab™ test for DED, most likely a technician, will collect the tear sample from the patient’s eye in the TearLab™ disposable, using the TearLab™ pen, and then place the TearLab™ disposable into the TearLab™ reader. The TearLab™ reader then will display an osmolarity reading to the operator. Following the completion of the test, the TearLab™ disposable will be discarded and a new TearLab™ disposable will be readied for the next test. The entire process, from sample to answer, should require approximately two minutes or less to complete.

On April 4, 2008, we announced that OcuSense had validated successfully the beta prototype of the TearLab™ test for DED. On April 8, 2008, we further announced that OcuSense had received company-wide certification to ISO 13485:2003. The successful validation of the beta prototype and the achievement of ISO certification represented the attainment of significant milestones.

Since then, the TearLab™ test for DED has received CE mark approval, enabling the commercialization of the product in the member states of the European Union and all other countries that recognize the CE mark. Currently, OcuSense is party to multi-year exclusive agreements with four European distributors, pursuant to which the TearLab™ test for DED is being distributed in the United Kingdom, the Republic of Ireland, Germany, Spain and Italy. The Company has plans to expand OcuSense’s distribution network in Europe during the coming months.

On October 29, 2008, we announced that OcuSense has submitted its application to the FDA for 510(k) clearance for the TearLab™ test for DED. The Company expects to release, at the upcoming joint meeting of the American Academy of Ophthalmology and the European Society of Ophthalmology, top-line data from the three-site, 234-patient clinical trial that had been conducted in support of OcuSense’s 510(k) application. At the present time, the Company anticipates that OcuSense will seek the CLIA waiver during the latter half of 2009.

Recent Developments

On October 6, 2008, the Company completed the acquisition of the minority ownership interest in OcuSense that it did not already own by issuing to the minority stockholders of OcuSense an aggregate of 3,169,938 shares of the Company’s common stock. See “—Overview”. On that same day, the Company completed a private placement of 869,200 shares of its common stock for gross aggregate proceeds of $2,173,000, referred to as the Private Placement, and pre-paid, in full, its $6,703,500 aggregate principal amount bridge loan, or the Bridge Loan, and paid $481,200 of the commission remaining owing for placement agency services rendered by Marchant Securities Inc., or Marchant. The Company pre-paid the Bridge Loan (plus accrued but unpaid interest) by issuing to the lenders thereof an aggregate of 3,304,511 shares of its common stock, at a per share price of $2.125, and issued to Marchant an aggregate of 192,480 shares of the Company’s common stock in payment of $481,200 of the commission remaining owing to Marchant.

On October 7, 2008, the Company filed, with the Secretary of State of the State of Delaware, a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, in order to (i) provide for a recapitalization in which the issued and outstanding shares of the Company’s common stock was reverse split in a ratio of 1:25, referred to as the Reverse Split, and (ii) upon the effectiveness of the Reverse Split, decrease the number of authorized shares of the Company’s common stock from 500,000,000 to 40,000,000. The Reverse Split took effect on The NASDAQ Capital Market and the Toronto Stock Exchange on October 9, 2008. Currently, the Company’s issued and outstanding share capital consists of 9,828,409 shares of common stock.

On October 30, 2008, we announced that the Company has regained compliance with NASDAQ’s $1.00 minimum bid price rule and NASDAQ’s requirement to maintain stockholders’ equity in the minimum amount of $2,500,000. NASDAQ confirmed that the listing review of the Company is now closed and that our securities will remain listed on The NASDAQ Capital Market.

As at September 30, 2008 and December 31, 2007, the Company had investments in four separate asset-backed ARS, or ARS, in the aggregate principal amount of $1,900,000 currently yielding an average return of 3.471% per annum. With the liquidity problems in the global credit and capital markets, the Company’s ARS have experienced multiple failed auctions since 2007. Although the Company continued to receive payments of interest on its ARS, we did not know when we would be able to convert these investments into cash. As a result of a recent settlement agreement among the New York Attorney General’s Office, the North American Securities Administrators Association and Credit Suisse (USA) LLC, or Credit Suisse, the financial institution through which the Company had purchased its ARS, subsequent to September 30, 2008, the Company had the opportunity to have Credit Suisse purchase from the Company, for full value plus accrued interest, all of the Company’s outstanding ARS. Credit Suisse has since purchased all of these ARS at the Company’s original cost of $1,900,000, plus accrued interest, when each of these securities came up for auction.

As a result of the Private Placement, the Bridge Loans, and the purchase by Credit Suisse of the principal of, and the accrued interest on, the ARS outstanding at September 30, 2008, management believes that the Company’s cash and cash equivalents will be sufficient to meet its operating activities and other demands until approximately June 2009.

RESULTS OF OPERATIONS

Continuing and Discontinued Operations

On December 20, 2007, we announced the sale of SOLX to SOLX Acquisition, Inc., or SOLX Acquisition, a company wholly owned by Doug P. Adams, the founder of SOLX and who, until the closing of the sale, had been serving as an executive officer of the Company in the capacity of President & Founder, Glaucoma Division.  The results of operations of SOLX have been included in discontinued operations in the Company’s consolidated statements of operations for the nine months ended September 30, 2008 and 2007.

Revenue, Cost of Sales and Gross Margin from Continuing Operations

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008	2007		Change		2008	2007		Change
	$	$				$	$

Retina revenue	23,900	—		N/M	*	158,300	90,000		75%

Retina cost of sales	1,945	2,287,411		(99.9%)		26,501	2,352,807		(98.9)

Retina gross margin (loss)	21,955	(2,287,411)		N/M	*	131,799	(2,262,807)		N/M *
Percentage of retina revenue	91.9%	N/M	*			83.3%	N/M	*

*N/M – Not meaningful

Revenues

Retina Revenue

The key components of the RHEO™ System consist of (1) a Rheofilter filter, a Plasmaflo filter, and tubing which, together, comprise a disposable treatment set, and (2) an Octo Nova pump.

The Company owned consignment inventory of 400 disposable treatment sets held by Macumed AG, a company based in Switzerland. During the three months and nine months ended September 30, 2008, Macumed consumed a total of 75 and 123 treatment sets, respectively, at a negotiated price of $150 per treatment set, resulting in revenue of $11,300 and $18,500, respectively. In addition, Macumed purchased two Octo Nova pumps at $1,500 per pump, resulting in $3,000 in revenue in the three months and nine months ended September 30, 2008.

In the third quarter of 2008, the Company completed an agreement with Diamed Medizintechnik GmbH, or Diamed, in which the Company agreed to sell to Diamed 113 Octo Nova pumps which had been purchased for commercial use and never used and four Octo Nova pumps previously used for training purposes. These pumps had previously been fully provided for in the fourth quarter of 2007 when the Company suspended all RHEO™ System-related activities. The sale of these pumps resulted in revenues of $9,600 and $136,800 in the three months and nine months ended September 30, 2008, respectively.

Revenue for the nine months ended September 30, 2007 resulted from the sale to Macumed AG of a total of 600 treatment sets at a negotiated price of $150 per treatment set.

Retina Cost of Sales

Cost of sales includes costs of goods sold and royalty costs. Our cost of goods sold for the nine months ended September 30, 2007 consists primarily of freight and shipping costs.

Cost of sales for the three months and nine months ended September 30, 2008 includes royalty fees of nil and $25,000, respectively, payable to Dr. Brunner and Mr. Stock.  Cost of sales for the three months ended September 30, 2008 related to Octo Nova pumps which were supplied from an inventory that had been written down to nil during the nine months ended September 30, 2007 as a result of the decision to suspend all RHEO™ System-related activities.  Accordingly, there was no additional cost of sales recorded in the period.

Cost of sales for the three months ended September 30, 2007 includes $25,000 in royalty fees payable to Dr. Brunner and Mr. Stock and a charge of $2,261,705 which reflects the write-down of the value of our commercial inventory of pumps to nil as of September 30, 2007.

Cost of sales for the nine months ended September 30, 2007 includes $75,000 in royalty fees payable to Dr. Brunner and Mr. Stock, freight charges on the treatment sets sold and delivered to Macumed AG and Veris Health Sciences Inc., during the nine-month period and a charge of $2,261,705 which reflects the write-down of the value of our commercial inventory of pumps to nil as of September 30, 2007.

Retina Gross Margin

During the three months and nine months ended September 30, 2008, gross margin was $21,955 and  $131,799, respectively, reflecting low sales, nil-value items sold and fixed royalty fees of $25,000.

During the three and nine months ended September 30, 2007, gross margin (loss) was ($2,287,411) and ($2,262,807), respectively reflecting low sales, fixed royalty fees of $75,000 and the write-down in the value of commercial inventory of $2,261,705.

Operating Expenses – Continuing Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	$	$		$	$
		As restated			As restated
General and administrative	947,830	2,471,586	(62%)	3,817,886	7,868,264	(51%)
Clinical and regulatory	671,612	3,076,010	(78%)	2,507,792	7,204,181	(65%)
Sales and marketing	218,895	501,868	(56%)	629,337	1,499,843	(58%)
Impairment of intangible asset	—	20,923,028	N/M *	—	20,923,028	N/M *
Restructuring charges	74,128	—	N/M *	1,029,646	—	N/M *
Operating expense from continuing operations	1,912,465	26,972,492	(93%)	7,979,661	37,313,316	(79%)
Discontinued operations expense from continuing operations	—	1,927,652	N/M *	—	5,840,848	N/M *

	1,912,465	28,900,144	(93%)	7,797,661	43,154,164	(82%)
*N/M – Not meaningful

General and Administrative Expenses

General and administrative expenses decreased by $4,050,378 or 51% during the nine months ended September 30, 2008, as compared with the corresponding period in fiscal 2007, due to the indefinite suspension of our RHEO™ System clinical development program. Employee costs, other than stock-based compensation, decreased by $874,939 reflecting the impact of the restructuring activities in the latter part of 2007 reducing employee costs in 2008.  Stock-based compensation expense decreased by $701,445, from $733,667 for the nine months ended September 30, 2007 to $32,221 for the nine months ended September 30, 2008, and reflects the forfeiture of unvested stock options previously granted to terminated employees. In addition, amortization of intangible assets expense decreased by $1,760,753, from $2,664,153 for the nine months ended September 30, 2007 to $903,400 for the nine months ended September 30, 2008, and was primarily due to the impairment of RHEO™ System intangible assets at September 30, 2007.

We are continuing to focus our efforts on achieving an orderly refocus on ongoing activities by reviewing and improving upon our existing business processes and cost structure.

Clinical and Regulatory Expenses

Clinical and regulatory expenses decreased by $4,696,389 or 65% during the nine months ended September 30, 2008, as compared with the corresponding prior year period, due to the indefinite suspension of our RHEO™ System clinical development program. Clinical expense for retina activity of $133,580 for the nine months ended September 30, 2008 represents expenses incurred to close clinics and to support ongoing obligations for patient support. Clinical expense for retina activity during the nine months ended September 30, 2007 was $4,309,979.

OcuSense clinical expenditures for the nine months ended September 30, 2008 and 2007 were $2,367,532 and $2,894,202, respectively. The decrease of $526,670 or 18.2% reflects the maturing stage of OcuSense technological development in that the development in the nine months ended September 30, 2008 was of a nature that could be carried out in-house, whereas the development in the corresponding period was completed primarily in contracted facilities.

In March 2008, we announced that OcuSense had validated the prototype of the TearLabTM test for DED and received company-wide certification to ISO 13485:2003. These achievements allowed the Company to move forward with clinical trials and attain the CE Mark in Europe, in advance of commercialization.

Sales and Marketing Expense

Sales and marketing expenses decreased by $870,506 or 58% during the nine months ended September 30, 2008, as compared with the prior period in fiscal 2007.

Retina sales and marketing expense for the nine months ended September 30, 2008 was a recovery of $82,168 compared to an expense of $1,352,167 during the previous year, a decline of $1,434,335. This decline is due in general to the indefinite suspension of our RHEO™ System clinical development program and, in particular, to a decline in ordinary compensation paid of $2,352 in the nine months ended September 30, 2008, as compared to $127,091 paid in the nine months ended September 30, 2007, and to stock-based compensation expense which declined by $328,112, from $263,746 for the nine months ended September 30, 2007 to a recovery of $64,366 for the nine months ended September 30, 2008.

Sales and marketing expense for OcuSense increased by $481,662 in the nine months ended September 30, 2008 when compared with the prior year period in fiscal 2007. This increase reflects an increased focus on building awareness of the TearLabTM  test for DED prior to commercialization.

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

Restructuring Charges

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 146, we recognized a total of $1,029,646 and nil in restructuring charges during the nine months ended September 30, 2008 and 2007, respectively, reflecting the termination of employment on June 30, 2008 of Tom Reeves, the Company's former President and Chief Operating Officer, and the option expense for options modified under termination agreements of former executives.

The Company recognized a total of $74,128 and nil in restructuring charges during the three months ended September 30, 2008 and 2007, respectively, reflecting the option expense for options modified under termination agreements of former executives.

The table below details the activity affecting the Company’s restructuring liability during the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30,
	2008	2007
	$	$

Accrued liability for severances - beginning of period	1,312,721	―
Restructure costs incurred in the period	1,029,646	―
Restructure cost funded by the issuance of option	(74,128)
Foreign exchange adjustment	(34,442)	―
Paid in the period	(314,227)	―
Accrued liability for severances - end of period	1,919,570	―

Other Income (Expenses) of Continuing Operations

	Three Months Ended September 30,				Nine months Ended September 30,
	2008	2007	Change		2008	2007	Change

		As restated				As restated
Interest income	17,946	137,137	(87%	)	68,495	568,809	(88%	)
Changes in fair value of warrant obligation	(68,281)	856,969	(108%	)	(68,281)	1,633,700	(104%	)
Interest expense	(169,540)	(588)	N/M*		(305,256)	(8,242)	N/M*
Amortization of finance costs	(48,000)	―	N/M*		(180,000)	―	N/M*
Iimpairment of investments	―	―	―		(450,072)	―	N/M*
Other	131,655	(5,693)	N/M*		151,893	(13,633)	N/M*
Minority interest	1,393,410	217,436	541%		1,964,540	783,447	148%
	1,257,190	1,205,261	4%		1,181,319	2,964,082	(60%	)
*N/M – Not meaningful

Interest Income

Interest income consists of interest income earned in the current period and the corresponding prior period as a result of the Company’s cash and short-term investment position following the raising of capital and debt.

Changes in Fair Value of Obligation under Warrants and Warrant Expense

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued five-year warrants exercisable into an aggregate of 106,838 shares of the Company’s common stock to these investors. On February 6, 2007, the Company also issued a five-year warrant exercisable into an aggregate of 3,740 shares of the Company’s common stock to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Company’s shares of common stock and warrants. The per share exercise price of the warrants is $46.25, subject to adjustment, and the warrants became exercisable on August 6, 2007. All of the terms and conditions of the warrants issued to Cowen and Company, LLC (other than the number of shares of the Company's common stock into which the warrant is exercisable) are identical to those of the warrants issued to the institutional investors. The Company accounts for the warrants in accordance with the provisions of SFAS No. 133 along with related interpretation EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” or  EITF 00-19. Based on the provisions of EITF 00-19, the Company determined that the warrants issued during the nine months ended September 30, 2007 do not meet the criteria for classification as equity. Accordingly, the Company has classified the warrants as a current liability as at September 30, 2007. The estimated fair value was determined using the Black-Scholes option-pricing model. In addition, SFAS No. 133 requires the Company to record the outstanding warrants at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the warrants as at September 30, 2008 and determined the aggregate fair value to be $68,281, an increase of $68,281 from the nominal value calculated as at December 31, 2007.

Changes in fair value of obligation under warrants and warrant expense of $1,633,700 for the nine months ended September 30, 2007 includes transaction costs associated with the issuance of the warrants of $170,082 and a gain of $1,803,782 which reflects the decrease in the fair value of the warrants as at September 30, 2007 over the initial measurement of the fair value of the warrants on the date of issuance.

Interest Expense

On February 19, 2008, May 5, 2008 and July 28, the Company announced that it had secured bridge loans in an aggregate principal amount of $6,703,500 (less transaction costs paid of approximately $180,000) from a number of private parties. The loan earned interest at a rate of 12% per annum and has a 180-day term initially, which subsequently was extended to 270 days. The Company had pledged its shares of the capital stock of OcuSense as collateral for these bridge loans. Interest expense for the three months and nine months ended September 30, 2008 of $169,540 and $305,256, respectively, was due to the lenders.  The bridge loans, plus accrued interest, were prepaid on October 6, 2008.

Amortization of Finance Costs

Finance costs for the nine months ended September 30, 2008 reflect amortization of the $180,000 paid to Marchant Securities Inc., or Marchant, a related party, for introducing the Company to the bridge loan lenders who participated in the February 19, 2008 bridge financing.  The finance costs were amortized over the initial term of the bridge financing.

Impairment of Investments

As at September 30, 2008 and December 31, 2007, the Company had investments in the aggregate principal amount of $1,900,000 consisting of investments in four separate asset-backed ARS, currently yielding an average return of 3.471% per annum. Contractual maturities for these ARS are greater than eight years with an interest rate reset date for these investments averaging approximately every 43 days. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS have experienced multiple failed auctions. During 2008, although the Company continued to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS were no longer believed to approximate par value. Refer to Note 9 to the Notes to Consolidated Financial Statements for discussion regarding the Company’s method to determine the fair value of its investment in ARS.

Although the Company continued to receive payment of interest earned on these securities, the Company did not previously know when it would be able to convert these investments into cash.  Accordingly, management had classified these investments as a non-current asset on its consolidated balance sheets as at December 31, 2007 and at March 30, 2008 and June 30, 2008. In accordance with a recent settlement agreement among the New York Attorney General’s Office, the North American Securities Administrators Association and Credit Suisse, the financial institution through which the Company had purchased its ARS, subsequent to September 30, 2008, Credit Suisse purchased all of the Company’s ARS at the Company’s original cost of $1,900,000, plus accrued interest, when each of these securities came up for auction.

The ARS investments are classified as Available for Sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity”, or SFAS 115, which states that where an impairment of an Available for Sale investment has been reported, this impairment can only be reversed when a recovery or gain of the amount reflected as an impairment charge has been realized. At September 30, 2008, Credit Suisse had not yet purchased any of the Company’s outstanding ARS and as such the Company has not reported the recovery of the impairment charge and continues to reflect the ARS at $413,678, which is consistent with the fair value reported by the Company in its June 30, 2008 financial statements. Since the ARS were purchased by Credit Suisse in the fourth quarter, the ARS have been reported as current assets.

Other

Other income for the nine months ended September 30, 2008 of $151,893 includes a foreign exchange gain of $107,163 and a non-recurring gain of $48,023 reflecting prior RHEOTM System royalty commitments which will not be paid.

Other expense for the nine months ended September 30, 2007 consists of a one-time charge of $9,274 paid to one of our suppliers for carrying excess inventory on our behalf. Other expenses also include a net foreign exchange loss resulting from exchange rate fluctuations on the Company’s foreign currency transactions and miscellaneous tax expenses during the nine-month period.
.

Minority Interest

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
		As restated			As restated
Minority share of results from operation	1,393,410	217,436	1,175,974	2,168,359	913,738	1,254,621
Increment on completion of the Alpha milestone	―	―	―	―	(130,291)	130,291
Increment on completion of the Beta milestone	―	―	―	(203,819)	―	(203,819)
Total for the period	1,393,410	217,436	1,175,974	1,964,540	783,447	1,181,093

Minority stockholder’s share of net losses from operation for the nine months ended September 30, 2008 of $2,168,359 was offset by $203,819 to reflect a minority increment for the beta milestone payment to OcuSense.  Minority share of net loss from operation for nine months ended September 30, 2007 of $913,738 was offset by $130,291 to reflect a minority increment for the alpha milestone payment to OcuSense.  These transactions are specific to the acquisition of OcuSense. The increment represents the minority stockholders’ ownership percentage of the variance between the actual milestone payments made and the original fair value of the milestone payments reported when the Company acquired its initial ownership interest in OcuSense. No future milestone payments remain to be paid.

Discontinued Operations

On December 19, 2007, the Company sold to SOLX Acquisition all of the issued and outstanding shares of the capital stock of SOLX, which had been the Glaucoma division of the Company prior to the completion of this transaction. The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of:  (i) on the closing date of the sale, the assumption by SOLX Acquisition of all of the liabilities of the Company related to SOLX’s business, incurred on or after December 1, 2007, and the Company’s obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by SOLX Acquisition of all of the expenses that the Company had paid to the closing date, as they related to SOLX’s business during the period commencing on December 1, 2007; (iii) during the period commencing on the closing date and ending on the date on which SOLX achieves a positive cash flow, the payment by SOLX Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which SOLX achieves a positive cash flow, the payment by SOLX Acquisition of a royalty equal to 5% of the worldwide net sales of these products. In order to secure the obligation of SOLX Acquisition to make these royalty payments, SOLX granted to the Company a subordinated security interest in certain of its intellectual property. No value was assigned to the royalty payments since the determination of worldwide net sales of SOLX’s products is subject to significant uncertainty.

The sale transaction described above established fair values for certain of the Company’s acquisition-related intangible assets and goodwill. Accordingly, the Company performed an impairment test of these assets at December 1, 2007. Based on this analysis, during the year ended December 31, 2007, the Company recognized a non-cash goodwill impairment charge of $14,446,977 and an impairment charge of $22,286,383 to record its acquisition-related intangible assets at their fair value as of December 31, 2007. As at September 30, 2008 and December 31, 2007, the value of both of these assets associated with SOLX was nil and nil, respectively.

The Company’s results of operations related to discontinued operations for the nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	$	$	$	$

Revenue	―	15,225	―	176,125
Cost of goods sold
Cost of goods sold	―	13,423	―	111,397
Royalty costs	―	6,250	―	21,233
Total cost of goods sold	―	19,673	―	132,630
	―	(4,448)	―	43,495
Operating expenses
General and administrative	―	965,986	―	3,003,944
Clinical and regulatory	―	776,105	―	2,141,355
Sales and marketing	―	185,561	―	695,549
	―	1,927,652	―	5,840,848
	―	(1,932,100)	―	(5,797,353)

Other income (expenses)
Interest and accretion expense	―	(222,374)	―	(632,158)
Other	―	―	―	(9,301)
	―	(222,374)	―	(641,459)
Loss from discontinued operations before income taxes	―	(2,154,474)	―	(6,438,812)
Recovery of income taxes	―	1,071,632	―	3,170,921
Loss from discontinued operations	―	(1,082,842)	―	(3,267,891)

Recovery of Income Taxes

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
	$	$			$	$
		As restated				As restated
Recovery of income taxes from continuing operations	(1,649,632)	8,449,188	(120%	)	(430,465)	11,615,549	(104%	)
Recovery of income taxes from discontinued operations	—	1,071,632	N/M*		—	3,170,921	N/M*
Recovery of income taxes	(1,649,632)	9,520,820	(117%	)	(430,465)	14,786,470	(103%	)

Recovery of income taxes from continuing operations decreased by $10,098,820 and $12,046,014 during the three and nine months ended September 30, 2008, respectively, as compared with the prior periods in 2007. The decreases are due primarily to the impact of the impairment of all RHEO™ System intangible assets in the nine months ended September 30, 2007 resulting in the elimination of all related deferred tax liabilities. The elimination of RHEO™ System-related deferred tax liabilities reduces to nil and nil the amortization of RHEO™ System-related deferred tax liabilities during the three and nine months ended September 30, 2008, respectively, as compared to amortization of RHEO™ System-related deferred tax liabilities of $154,507 and $466,400 during the three and nine months ended September 30, 2007, respectively. The elimination of the RHEO™ System-related deferred tax liability resulted in a one-time recovery of income taxes of $7,529,390 for the three months and nine months periods ended September 31, 2007.  There were no comparable amounts for the same periods in 2008. In addition, due to the elimination of RHEO™ System-related deferred tax liabilities, the amount of losses benefited related to RHEO™ System activities were $0 and $0 during the three and nine months ended September 30, 2008, respectively, as compared to a benefit for applicable tax losses of $673,563 and $2,278,154 reported relating to RHEO™ System activities during the three and nine months ended September 30, 2007, respectively. As a result of the completion of the reorganization transactions on October 6, 2008, it was more likely than not that the Company incurred a change in control for purposes of Section 382 of the U.S. Income Tax Code. Accordingly, income tax benefits of $2,304,938, representing the excess of income tax benefits previously recognized and the income tax benefit applicable to unrestricted losses and the equivalent of one year’s losses deductible in accordance with Section 382 of the U.S. Income Tax Code, were reversed and reported as an income tax expense. Offsetting these decreases are increases in the recovery of income taxes of $411,084 and $558,369 relating to increased OcuSense losses benefited during the three and nine months ended September 30, 2008, respectively, representing increased costs incurred by OcuSense in its efforts to achieve its beta milestone and in its focus on commercialization and clinical trial activities.

To date, the Company has recognized income tax benefits in the aggregate amount of $1.6 million associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States which may be utilized to reduce taxes in future years. The benefits associated with the balance of the net operating losses are subject to a full valuation allowance since it is not more likely than not that these losses can be utilized in future years. A portion of the Company’s net operating losses may, however, be subject to annual limitations as a result of the Company’s initial public offering and prior changes of control. Accordingly, until a formal analysis of the effect of the changes of control is performed, a portion of the income tax benefits recognized to date may be affected.

Recovery of income taxes for the three and nine months ended September 30, 2008 and 2007 also includes the amortization of the deferred tax liability which was recorded based on the difference between the fair value of intangible assets acquired and their tax bases. The amounts recorded during the three and nine months ended September 30, 2008, as compared with the corresponding periods in fiscal 2007 did not change. The deferred tax recorded upon the acquisition of OcuSense of $5,158,155 represents the difference between the fair value of the intangible assets acquired by the Company upon its acquisition of OcuSense and their respective tax bases. The deferred tax liability is being amortized over an average period of 10 years, the estimated weighted-average useful life of the intangible assets.

Liquidity and capital resources
( in thousands)

	September 30,	December 31,
	2008	2007	Change

Cash and cash equivalents	$2,107,932	$2,235,832	$(127,900)
Cash restricted in use	200,000	—	200,000
Short-term investments	413,678	—	413,678
Total cash and cash equivalents and short-term investments	$2,721,610	$2,235,832	$485,778

Percentage of total assets	(58.4%)	(6.5%)
Working capital (deficiency)	$(8,105,060)	$(996,862)	$(7,108,198)

In December 2004, the Company raised $67,200,000 of gross cash proceeds (less issuance costs of $7,858,789) in an initial public offering of shares of its common stock. Immediately prior to the offering, the primary source of the Company’s liquidity was cash raised through the issuance of debentures.

On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 (less issuance costs of $871,215 in a private placement of shares of its common stock and warrants.

On February 19, 2008, we announced that the Company secured a bridge loan in an aggregate principal amount of $3,000,000 (less transaction costs of $180,000) from a number of private parties. The loan bore interest at a rate of 12% per annum and had a 180-day term initially, which subsequently was extended to 270 days. The repayment of the loan was secured by a pledge by the Company of its shares of the capital stock of OcuSense.

On May 5, 2008, we announced that the Company secured an additional bridge loan in an aggregate principal amount of $300,000 from a number of private parties. The terms of the additional bridge loan were substantially the same as those of the $3,000,000 aggregate principal amount bridge loan announced on February 19, 2008.

On July 28, 2008, we announced that the Company secured a second additional bridge loan in an aggregate principal amount of $3,403,500 from a number of private parties. The terms of that additional bridge loan were substantially the same as those of the $3,000,000 aggregate principal amount bridge loan announced on February 19, 2008.

All of these bridge loans, plus accrued interest, were prepaid on October 6, 2008.

On October 6, 2007, we announced that the Company closed a private placement of shares of its common stock, at a price of $2.50 per share, for gross aggregate proceeds of $2,173,000.

Including prior periods, cumulatively to the end of 2007, cash has been primarily utilized to finance increased infrastructure costs, to accumulate inventory and to fund costs of the MIRA-1, LEARN and RHEO-AMD trials and other clinical trials and to acquire SOLX and OcuSense in line with our diversification strategy. In 2008, as a result of the suspension of the Company’s RHEO™ System clinical trial development program, and the consequent winding-down of the RHEO-AMD study, and the Company’s disposition of SOLX, our cash resources were used, and we expect that they will continue to be used, to continue the product development of OcuSense’s TearLab™ test for DED and to conduct the clinical trials that will be required for the TearLab™ test for DED.

As at September 30, 2008 and December 31, 2007, the Company had investments in the aggregate principal amount of $1,900,000 consisting of investments in four separate ARS, currently yielding an average return of 3.471% per annum. Contractual maturities for these ARS were greater than eight years with an interest rate reset date for these investments averaging approximately every 43 days. Historically, the carrying value of ARS approximated fair value due to the frequent resetting of the interest rates. With the liquidity issues experienced in the global credit and capital markets, the Company’s ARS have experienced multiple failed auctions. During 2008, although the Company continued to earn and receive interest on these investments at the maximum contractual rate, the estimated fair value of these ARS were no longer believed to approximate par value. Refer to Note 9 to the Notes to Consolidated Financial Statements for discussion regarding the Company’s method to determine the fair value of its investment in ARS.

Although the Company continued to receive payment of interest earned on these securities, the Company did not previously know when it would be able to convert these investments into cash.  Accordingly, management had classified these investments as a non-current asset on its consolidated balance sheets as at December 31, 2007 and at March 30, 2008 and June 30, 2008. In accordance with a recent settlement agreement among the New York Attorney General’s Office, the North American Securities Administrators Association and Credit Suisse, the financial institution through which the Company had purchased its ARS, subsequent to September 30, 2008, Credit Suisse purchased from the Company all of the Company’s ARS at the Company’s original cost of $1,900,000, plus accrued interest, when each of these securities came up for auction.

The ARS investments are classified as Available for Sale under SFAS No. 115 which states that where an impairment of an Available for Sale investment has been reported, this impairment can only be reversed when a recovery or gain of the amount reflected as an impairment charge has been realized. At September 30, 2008, Credit Suisse had not yet purchased any of the Company’s outstanding ARS and as such the Company has not reported the recovery of the impairment charge and continues to reflect the ARS at $413,678, which is consistent with the fair value reported by the Company in its June 30, 2008 financial statements. Since the ARS were purchased by Credit Suisse in the fourth quarter, the ARS have been reported as current assets.

Having received the principal of, and the accrued interest on its ARS, management believes that the Company’s cash and cash equivalents will be sufficient to meet its operating activities and other demands until approximately June 2009.

Changes in Cash Flows

	Nine months ended September 30,
	2008	2007	Change
	$	$	$

Cash used in operating activities	(6,305,142)	(13,301,135)	6,995,993
Cash provided (used) in investing activities	(346,257)	4,503,649	(4,849,906)
Cash provided by financing activities	6,523,500	9,201,735	(2,678,235)
Net (decrease) increase in cash and cash equivalents period	(127,899)	404,249	(532,148)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the nine months ended September 30, 2008 was $6,305,142.  Net loss during the nine-month period was $7,097,008. The non-cash sources which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, the provision for obligation under warrants, the impairment of investments, stock-based compensation and prepaid finance charges in the aggregate total of $1,753,249. Additional non-cash amounts which comprise a portion of the net loss during that period include deferred tax charges of ($430,465) and minority interest share of losses of $1,964,540.

The net change in non-cash working capital balances related to operations for the nine months ended September 30, 2008 and 2007 consists of the following:

Cash provided (used)	Nine months ended September 30,
	2008	2007
	$	$
Amounts receivable, net	345,606	(197,986)
Inventory	—	(61,784)
Prepaid expenses	272,008	(46,787)
Deposit	(11,238)	(10,600)
Other current assets	(249,504)	17,600
Accounts payable	(758,156)	243,097
Accrued liabilities	588,674	938,684
Deferred revenue	97,444	—
Due to stockholders	(17,297)	83,646
Accrued interest payable	305,255	—
	572,692	965,870

·	Amounts receivable decrease is due to receipts for matters related to the sale of SOLX.
·
The decline in prepaid expenses results primarily from a decline in prepaid insurance costs attributable to discontinued activities and the elimination of advances related to the RHEO™ System clinical trials.

·	Other current assets represent finance costs which will be capitalized with future finance transactions.
·	Accounts payable decreased due primarily to payment for clinical trial services which were suspended in the fourth quarter of 2007.
·
Accrued liabilities increased primarily due to an increase to the accrual of $955,518 in restructuring charges and the receipt of a $250,000 advance to be utilized to offset the cost of certain OcuSense TearLab™ tests, offset by liabilities paid in the period.

·	In addition, accrued liabilities increased in the period by $200,000 relating to cash restricted in use.
·	Increase in deferred revenue reflects $5,044 received from a customer for the future sale of consignment inventory and $92,400 received as an advance payment for products.
·
Decrease in amounts due to stockholders is primarily attributable an decrease of $48,023 in the amount due to Mr. Stock net of a decrease of an amount due from a stockholder on the receipt of $25,000 due from a minority shareholder of OcuSense.

·	Increase in accrued interest payable reflects interest accrued on the bridge financing.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 was $346,257. Cash used in investing activities during the period consists of $50,686 used to acquire fixed assets and $95,571 used to protect and maintain patents and trademarks. It also includes cash restricted in use of $200,000 which the Company does not have access to.

Net cash provided by investing activities for the nine months ended September 30, 2007 was $4,503,649 and resulted from cash earned from the net sale of short-term investments of $7,785,000. Cash used in investing activities during the period also consisted of cash in the amount of $190,341 used to acquire fixed assets and cash in the amount of $91,010 used to protect and maintain patents and trademarks. Additional cash used in investing activities included cash of $3,000,000 paid by the Company to the former stockholders of SOLX on September 1, 2007 in partial satisfaction of the purchase price of SOLX.

Cash Provided by Financing Activities

During 2008, the Company secured bridge financing in an aggregate principal amount of $6,703,500, which debt was prepaid in full on October 6, 2008. In addition, on October 6, 2008, the Company closed a private placement of shares of its common stock, at a price of $2.50 per share, for gross aggregate proceeds of $2,173,000.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $9,201,735 which is made up of gross proceeds in the amount of $10,016,000 raised in the February 2007 private placement of shares of the Company’s common stock and warrants, less issuance costs of $871,215 which includes the fair value of the warrant issued to Cowen and Company, LLC of $97,222 issued in part payment of the placement fee owed to Cowen and Company, LLC. Cash provided by financing activities also includes cash received in the amount of $2,228 from the exercise of options to purchase shares of common stock of the Company, offset by additional share issuance costs of $42,500 in respect of the shares issued to the former stockholders of SOLX in part payment of the purchase price of SOLX.

Financial Condition

Having received the principal of, and the accrued interest on its ARS, management believes that the Company’s cash and cash equivalents will be sufficient to meet its operating activities and other demands until approximately June 2009.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

·	the cost and results of continuing development of OcuSense’s TearLab™ test for DED;
·	the cost and results, and the rate of progress, of the clinical trials of the TearLab™ test for DED that will be required to support OcuSense’s application to obtain a CLIA waiver from the FDA;
·	OcuSense’s ability to obtain 510(k) approval and a CLIA waiver from the FDA for the TearLab™ test for DED and the timing of such approval, if any;
·	whether government and third-party payers agree to reimburse treatments using the TearLab™ test for DED;
·	the costs and timing of building the infrastructure to market and sell the TearLab™ test for DED;
·	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
·	the effect of competing technological and market developments.

At the present time, our only product is the TearLab™ test for DED, and we cannot begin commercialization of our product in the United States until we receive FDA approval. At this time, we do not know when we can expect to begin to generate revenues from the TearLab™ test for DED in the United States.

We will need additional capital in approximately June 2009, and our prospects for obtaining it are uncertain. On October 9, 2007, we announced that the Board had authorized management and the Company’s advisors to explore the full range of strategic alternatives available to enhance shareholder value, including, but not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of the Company. For some time prior to the October 9, 2007 announcement, the Company had been seeking to raise additional capital. The Company’s capital-raising efforts culminated in the $6,703,500 bridge financing and the private placement of $2,173,000 amount of shares of the Company’s common stock. These transactions took an amount of time, consumed resources of the Company and required an effort on the part of management that were disproportionately large, relative to the total amount of the capital raise.

Additional capital may not be available on terms favorable to us, or at all. In addition, future financings could result in significant dilution of existing stockholders. However, unless we succeed in raising additional capital, we anticipate that we will be unable to continue our operations beyond approximately June 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

 In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements”, or SFAS No. 157. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This statement applies to other accounting standards that require or permit fair value measurements and, accordingly, does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, FASB agreed to a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company adopted SFAS No. 157 on January 1, 2008, which had no effect on the Company’s consolidated financial statements. Refer to Note 8, “Fair value measurements” for additional information related to the adoption of SFAS No. 157.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.

Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning on or after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The adoption of SFAS No. 159 has not had a material impact on the Company’s results of operations and financial position.

On June 14, 2007, FASB ratified EITF 07-3, "Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities", or EITF 07-3. EITF 07-3 requires that all non-refundable advance payments for R&D activities that will be used in future periods be capitalized until used. In addition, the deferred research and development costs need to be assessed for recoverability. EITF 07-3 is applicable for fiscal years beginning after December 15, 2007 and is to be applied prospectively without the option of early application. The adoption of EITF 07-3 has not had a material impact on the Company’s results of operations and financial position.

On December 4, 2007, FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations”, or SFAS No. 141(R), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, or SFAS No. 160. Effective for fiscal years beginning after December 15, 2008, the standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.

SFAS No. 141(R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard:  requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions.

Early adoption of SFAS No. 141(R) and SFAS No. 160 is prohibited. Management is currently evaluating the requirements of these standards and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133”, or SFAS No. 161. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the requirements of SFAS No. 161 and has not yet determined its impact, if any, on the Company’s financial statements.

In June 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS  No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principle used in the preparation of financial statements presented in conformity with U.S. GAAP. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of SFAS No. 162 is not expected to have any impact on the Company’s consolidated financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Fluctuation and Exchange Risk

All of our sales are in U.S. dollars or are linked to the U.S. dollar, while a portion of our expenses are in Canadian dollars and Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar or Australian dollar against the U.S. dollar. Any strengthening of the Canadian dollar or Australian dollar in relation to the U.S. dollar would increase the U.S. dollar cost of our operations and would affect our U.S. dollar measured results of operations. We do not normally engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that would be advisable to offset these risks.

Subsequent to September 30, 2008, the Company purchased sufficient Canadian and Australian dollars to meet its forecasted operational spending requirements in those currencies into the first quarter of 2009.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk. We believe this will minimize our market risk.

As at September 30, 2008 and December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed ARS yielding an average return of 3.471% per annum. However, as a result of market conditions, all of these investments have failed to settle on their respective settlement dates and had been reset to be settled at future dates with an average maturity of 43 days. Due to the current lack of liquidity for asset-backed securities of this type, we concluded that the carrying value of these investments was higher than its fair value as of September 30, 2008 and December 31, 2007. Accordingly, these ARS have been recorded at their estimated fair value of $413,678. We consider this to be an other-than-temporary reduction in the fair value of these ARS. Accordingly, the loss associated with these ARS of $450,072 for the nine months ended September 30, 2008 has been included as an impairment of investments in our consolidated statement of operations for the nine months ended September 30, 2008. The ARS were liquid as at September 30, 2007. As a result, the loss associated with these ARS for the nine months ended September 30, 2007 was nil.

As a result of a recent settlement agreement among the New York Attorney General’s Office, the North American Securities Administrators Association and Credit Suisse, the financial institution through which the Company had purchased its ARS, subsequent to September 30, 2008, the Company had the opportunity to have Credit Suisse purchase from the Company, for full value plus accrued interest, all of the Company’s outstanding ARS. Credit Suisse has since purchased all of these ARS at the Company’s original cost of $1,900,000, plus accrued interest, when each of these securities came up for auction.

At September 30, 2008, the Company had $2.1 million in cash and cash equivalents. A change in the interest rate earned on these funds of 25 basis points (i.e., 0.25%) would impact the amount of interest earned by $5,250 per year.

ITEM 4.	CONTROLS AND PROCEDURES

(a)                   Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time reports specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our principal executive officer, or the CEO, and our principal financial officer, or the CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In assessing whether the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting were effective as at March 31, 2008 and December 31, 2007, management also considered the impact of the restatement of its financial statements with respect to the method of consolidation used to account for its investment in OcuSense, to the consolidated financial statements for the fiscal years ended December 31, 2007 and 2006 and the three months ended March 31, 2008 as well as the Company’s control environment.

Management has concluded that due to the failure to account for the consolidation of OcuSense under the variable interest entity model since the Company’s acquisition of OcuSense on November 30, 2006, there was a material weakness in its internal control over financial reporting as of December 31, 2007.

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

As of the end of the three-month period ended September 30, 2008, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out by the CEO and the CFO. Based on their evaluation, the CEO and the CFO have concluded that, as of the end of that fiscal period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the desired control objectives.

(b)                    Changes in Internal Control over Financial Reporting. During the three-month period ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 1A.  RISK FACTORS

Risk Factors

Our near-term success is highly dependent on the success of the TearLab™ test for DED, and we cannot be certain that it will receive regulatory approval or be successfully commercialized.

The TearLab™ test for DED is currently our only product candidate. We are currently seeking a 510(k) clearance, and we intend to seek a CLIA waiver, from the U.S. Food and Drug Administration, or the FDA. Even if the TearLab™ test for DED receives regulatory approval, it may never be successfully commercialized. If the TearLab™ test for DED does not receive regulatory approval or is not successfully commercialized, we may not be able to generate revenue, become profitable or continue our operations. Any failure of the TearLab™ test for DED to receive regulatory approval or to be successfully commercialized would have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

Our financial condition and history of losses have caused our auditors to express doubt as to whether we will be able to continue as a going concern.

We have prepared our consolidated financial statements on the basis that we will continue as a going concern. However, we have sustained substantial losses for each of the years ended December 31, 2005, 2006 and 2007. Our working capital deficiency at September 30, 2008 is $8,105,060, which represents a $7,108,198 increase in its working capital deficiency of $996,862 at September 30, 2007. As a result of our history of losses and current financial condition, there is substantial doubt about our ability to continue as a going concern.

On October 6, 2008, we completed a private placement of 869,200 shares of our common stock for gross aggregate proceeds of $2,173,000, pre-paid in full our $6,703,500 aggregate principal amount bridge loan by issuing to the lenders thereof an aggregate of 3,304,511 shares of our common stock, at a per share price of $2.125, and paid $481,200 of the commission remaining owing for placement agency services by issuing aggregate of 192,480 shares of our common stock. As a result of these transactions, and having received the principal of, and the accrued interest on, our asset-backed auction rate securities, we believe that our cash and cash equivalents will be sufficient to meet our operating activities and other demands only until approximately June 2009.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception in 1996. Our net losses for the fiscal years ended December 31, 2003, 2004, 2005, 2006 and 2007 were $2.5 million, $21.8 million, $162.8 million, $82.2 million and $69.8 million, respectively. The losses in 2007, 2006 and 2005 include a charge for impairment of goodwill of $14.4 million, $65.9 million and $147.5 million, respectively. As of September 30, 2008, we had an accumulated deficit of $365,385,988. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from our discontinued businesses. We do not know when or if we will receive regulatory approval for the TearLab™ test for DED or successfully commercialize it in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our product candidate to obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We may not be able to raise the capital necessary to fund our operations.

Since inception, we have funded our operations through early private placements of our equity and debt securities, early stage revenues, a successful initial public offering, a private placement of shares of our common stock and warrants and, in 2008, bridge financing and another private placement of our common stock. We will need additional capital in approximately June 2009, and our prospects for obtaining it are uncertain. On October 9, 2007, we announced that our board of directors had authorized management and the Company’s advisors to explore the full range of strategic alternatives available to enhance shareholder value, including, but not limited to, the raising of capital through the sale of securities, one or more strategic alliances and the combination, sale or merger of all or part of the Company. For some time prior to the October 9, 2007 announcement, the Company had been seeking to raise additional capital. The Company’s capital-raising efforts culminated in the bridge financing and private placement of 2008.  These transactions took an amount of time, consumed resources of the Company and required an effort on the part of management that were disproportionately large, relative to the total amount of the capital raise.

Additional capital may not be available on terms favorable to us, or at all. In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders. However, unless we succeed in raising additional capital, we anticipate that we will be unable to continue our operations beyond approximately June 2009. See “Risk Factors—Risks Relating to Our Business—Our financial condition and history of losses have caused our auditors to express doubt as to whether we will be able to continue as a going concern.”

We will face challenges in bringing the TearLab™ test for DED to market and may not succeed in executing our business plan.

There are numerous risks and uncertainties inherent in the development of new medical technologies. In addition to our eventual requirement for additional capital, our ability to bring the TearLab™ test for DED to market and to execute our business plan successfully is subject to the following risks, among others:


Our clinical trials may not succeed. Clinical testing is expensive and can take longer than originally anticipated. The outcomes of clinical trials are uncertain, and failure can occur at any stage of the testing. We could encounter unexpected problems, which could result in a delay in the submission of our application for the sought-after CLIA waiver from the FDA or prevent its submission altogether.


We may not receive either the 510(k) clearance or the CLIA waiver for the TearLab™ test for DED from the FDA, in which case our ability to market the TearLab™ test for DED in the United States will be hindered severely, if not eliminated altogether.


Our suppliers and we will be subject to numerous FDA requirements covering the design, testing, manufacturing, quality control, labeling, advertising, promotion and export of the TearLab™ test for DED and other matters. If our suppliers or we fail to comply with these regulatory requirements, the TearLab™ test for DED could be subject to restrictions or withdrawals from the market and we could become subject to penalties.


Even if we succeed in obtaining the sought-after FDA approvals, we may be unable to commercialize the TearLab™ test for DED successfully in the United States. Successful commercialization will depend on a number of factors, including, among other things, achieving widespread acceptance of the TearLab™ test for DED among physicians, establishing adequate sales and marketing capabilities, addressing competition effectively, the ability to obtain and enforce patents to protect proprietary rights from use by would-be competitors, key personnel retention and ensuring sufficient manufacturing capacity and inventory to support commercialization plans.

If we fail to obtain FDA clearance for the TearLab™ test for DED, or are subject to regulatory enforcement action as a result of our failure to comply with regulatory requirements, our commercial operations would be harmed.

We may not obtain 510(k) clearance for the TearLab™ test for DED in a timely fashion, or at all.  Furthermore, any clearance of the TearLab™ test for DED that we do receive may be conditioned upon certain limitations and restrictions as to the product’s use or upon the completion of further studies.  If we do receive the 510(k) clearance that we are seeking, we will be subject significant ongoing regulatory requirements, and if we fail to comply with these requirements, we could be subject to enforcement action by the FDA or state agencies, including:

•	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our product;

•	operating restrictions or partial suspension or total shutdown of production;

•	delay or refusal of our requests for 510(k) clearance or premarket approval of new products or of new intended uses or modifications to our existing product;

•	refusal to grant export approval for our products;

•	withdrawing 510(k) clearances or premarket approvals that have already been granted; and

•	criminal prosecution.

If any of these enforcement actions were to be taken by the government, our business could be harmed.

In addition to receiving 510(k) clearance of the TearLab™ test for DED, we will required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or the QSR, prior to marketing the product in the United States. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA must determine that the facilities which manufacture and assemble our products that are intended for sale in the United States, as well as the manufacturing controls and specifications for these products, are compliant with applicable regulatory requirements, including the QSR. The FDA enforces the QSR through periodic unannounced inspections. Our facilities have not yet been inspected by the FDA, and we cannot assure you that we will pass any future FDA inspection. Our failure, or the failure of our suppliers, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our product, civil or criminal penalties or other sanctions, which would significantly harm our available inventory and sales and cause our business to suffer.

Our patents may not be valid, and we may not be able to obtain and enforce patents to protect its proprietary rights from use by would-be competitors. Patents of other companies could require us to stop using or pay to use required technology.

Our owned and licensed patents may not be valid, and we may not be able to obtain and enforce patents and to maintain trade secret protection for our technology. The extent to which we are unable to do so could materially harm our business.

We have applied for, and intend to continue to apply for, patents relating to the TearLab™ test for DED and related technology and processes. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide adequate protection from competition. Furthermore, it is possible that patents issued or licensed to us may be challenged successfully. In that event, if we have a preferred competitive position because of any such patents, any preferred position would be lost. If we are unable to secure or to continue to maintain a preferred position, the TearLab™ test for DED could become subject to competition from the sale of generic products.

Patents issued or licensed to us may be infringed by the products or processes of others. The cost of enforcing patent rights against infringers, if such enforcement is required, could be significant and the time demands could interfere with our normal operations. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical, biotechnology and medical technology industries. We could become a party to patent litigation and other proceedings. The cost to us of any patent litigation, even if resolved in our favor, could be substantial. Some of our would-be competitors may be able to sustain the costs of such litigation more effectively than it can because of their substantially greater financial resources. Litigation may also absorb significant management time.

Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our future scientific and commercial success. Although we attempt to, and will continue to attempt to, protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with corporate partners, collaborators, employees and consultants and other appropriate means, these measures may not effectively prevent disclosure of our proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information.

Certain of our patent rights are licensed to us by third parties. If we fail to comply with the terms of these license agreements, our rights to those patents may be terminated, and we will be unable to conduct our business.

It is possible that a court may find us to be infringing upon validly issued patents of third parties. In that event, in addition to the cost of defending the underlying suit for infringement, we may have to pay license fees and/or damages and may be enjoined from conducting certain activities. Obtaining licenses under third-party patents can be costly, and such licenses may not be available at all.

We may face future product liability claims.

The testing, manufacturing, marketing and sale of therapeutic and diagnostic products entail significant inherent risks of allegations of product liability. Our past use of the RHEO™ System and the components of the SOLX Glaucoma System in clinical trials and the commercial sale of those products may have exposed us to potential liability claims. Our future use of the TearLab™ test for DED and its commercial sale could expose us to liability claims also. All of such claims might be made directly by patients, health care providers or others selling the products. We carry clinical trials and product liability insurance to cover certain claims that could arise, or that could have arisen, during our clinical trials or during the commercial use of our products. We currently maintain clinical trials and product liability insurance with coverage limits of $5,000,000 in the aggregate annually. Such coverage, and any coverage obtained in the future, may be inadequate to protect us in the event of successful product liability claims, and we may not be able to increase the amount of such insurance coverage or even renew it. A successful product liability claim could materially harm our business. In addition, substantial, complex or extended litigation could result in the incurrence of large expenditures and the diversion of significant resources.

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

If we do not introduce new commercially successful products in a timely manner, our products may become obsolete over time, customers may not buy our products and our revenue and profitability may decline.

Demand for our products may change in ways we may not anticipate because of:

•	evolving customer needs;

•	the introduction of new products and technologies; and

•	evolving industry standards.

Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time, in which case our sales and operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to:

•	properly identify and anticipate customer needs;

•	commercialize new products in a cost-effective and timely manner;

•	manufacture and deliver products in sufficient volumes on time;

•	obtain and maintain regulatory approval for such new products;

•	differentiate our offerings from competitors’ offerings;

•	achieve positive clinical outcomes; and

•	provide adequate medical and/or consumer education relating to new products.

Moreover, innovations generally will require a substantial investment in research and development before we can determine the commercial viability of these innovations and we may not have the financial resources necessary to fund these innovations. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

We rely on a single supplier of each of the key components of the TearLab™ test for DED and are vulnerable to fluctuations in the availability and price of our suppliers’ products and services.

We purchase each of the key components of the TearLab™ test for DED from a single third-party supplier. Our suppliers may not provide the components or other products needed by us in the quantities requested, in a timely manner or at a price we are willing to pay. In the event we were unable to renew our agreement with our suppliers or they were to become unable or unwilling to continue to provide important components in the required volumes and quality levels or in a timely manner, or if regulations affecting the components were to change, we would be required to identify and obtain acceptable replacement supply sources. We may not be able to obtain alternative suppliers or vendors on a timely basis, or at all, which could disrupt or delay, or halt altogether, our ability to manufacture or deliver the TearLab™ test for DED. If any of these events should occur, our business, financial condition, cash flows and results of operations could be materially adversely affected.

We face intense competition, and our failure to compete effectively could have a material adverse effect on our results of operations.

We face intense competition in the markets for ophthalmic products and these markets are subject to rapid and significant technological change. We have numerous competitors in the United States and abroad. Many of our competitors have substantially more resources and a greater marketing scale than we do. If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer.

If we lose key personnel, or we are unable to attract and retain highly qualified personnel on a cost-effective basis, it would be more difficult for us to manage our existing business operations and to identify and pursue new growth opportunities.

Our success depends, in large part, upon our ability to attract and retain highly qualified scientific, clinical, manufacturing and management personnel. In addition, any difficulties retaining key personnel or managing this growth could disrupt our operations. Future growth will require us to continue to implement and improve our managerial, operational and financial systems, and to continue to recruit, train and retain, additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. The competition for qualified personnel in the medical technology field is intense. We are highly dependent on our continued ability to attract, motivate and retain highly-qualified management, clinical and scientific personnel.

Due to our limited resources, we may not be able to effectively recruit, train and retain additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

Furthermore, we have not entered into non-competition agreements with our key employees. In addition, we do not maintain “key person” life insurance on any of our officers, employees or consultants. The loss of the services of existing personnel, the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, and the loss of our employees to our competitors would harm our research and development programs and our business.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to maintain effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, financial condition and cash flows, and could cause the trading price of our common stock to fall dramatically. Our independent registered public accounting firm and we have found that, due to the failure to account for the consolidation of OcuSense under the variable interest entity model since our acquisition of OcuSense on November 30, 2006, there was a material weakness in our internal control over financial reporting as of December 31, 2007. As a result of this material weakness, our former chief executive officer and our chief financial officer have determined that, as of December 31, 2007, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with U.S. GAAP.

Maintaining proper and effective internal controls will require substantial management time and attention and may result in our incurring substantial incremental expenses, including with respect to increasing the breadth and depth of our finance organization to ensure that we have personnel with the appropriate qualifications and training in certain key accounting roles and adherence to certain control disciplines within the accounting and reporting function. Any failure in internal controls or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. As discussed in this Quarterly Report on Form 10-Q, our management, together with our independent registered public accounting firm, has identified a control deficiency in the past and may identify additional deficiencies in the future.

We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act of 2002 reveals further material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require additional remedial measures which could be costly and time-consuming. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

The trading price of our common stock may be volatile.

The market prices for, and the trading volumes of, securities of medical device companies, such as ours, have been historically volatile. The market has experienced, from time to time, significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

•	the results of pre-clinical testing and clinical trials by us, our collaborators and/or our competitors;

•	technological innovations or new diagnostic products;

•	governmental regulations;

•	developments in patent or other proprietary rights;

•	litigation;

•	public concern regarding the safety of products developed by us or others;

•	comments by securities analysts;

•	the issuance of additional shares to obtain financing or for acquisitions;

•	general market conditions in our industry or in the economy as a whole; and

•	political instability, natural disasters, war and/or events of terrorism.

In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Because we do not expect to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never paid cash dividends on our common stock and have no present intention to pay any dividends in the future. We are not profitable and do not expect to earn any material revenues for at least several years, if at all. As a result, we intend to use all available cash and liquid assets in the development of our business. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements, our operating and financial conditions and on such other factors as our board of directors may deem relevant. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

We can issue shares of preferred stock that may adversely affect the rights of holders of our common stock.

Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price or our common stock.

We may issue shares of authorized preferred stock at any time in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There has not been any default upon our senior securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2008, the Company held its 2008 Annual and Special Meeting of Stockholders, or the Stockholders Meeting. At the Stockholders Meeting, the following matters were submitted to a vote of stockholders and were approved:

1.           The following six individuals were nominated and elected to serve as directors of the Company for the ensuing year:

Elias Vamvakas	FOR: WITHHELD:	1,660,530 77,057

Thomas N. Davidson	FOR: WITHHELD:	1,698,168 39,419

Eric Donsky	FOR: WITHHELD:	1,666,892 70,695

Richard L. Lindstrom	FOR: WITHHELD:	1,666,892 70,695

Adrienne L. Graves	FOR: WITHHELD:	1,698,168 39,419

Donald Rindell	FOR: WITHHELD:	1,698,168 39,419

2.           The holders of 1,717,321 shares of the Company’s common stock voted in favor of, the holders of 17,355 shares of the Company’s common stock voted against, and the holders of 512 shares of the Company’s common stock abstained with respect to, the ratification of the selection of Ernst & Young LLP, independent certified public accountants, to serve as independent auditors of the Company for the fiscal year ending December 31, 2008.

3.           The holders of 1,692,020 of the Company’s common stock voted in favor of, the holders of 44,750 shares of the Company’s common stock voted against, and the holders of 818 shares of the Company’s common stock abstained with respect to, the amendment to the Company’s Amended and Restated Certificate of Incorporation in order to increase the number of authorized shares of the Company’s common stock, from 75,000,000 to 500,000,000. (Note that these last two share numbers are presented on a pre-reverse stock split basis.)

4.           The holders of 1,309,375 shares of the Company’s common stock voted in favor of, the holders of 21,245 shares of the Company’s common stock voted against, and the holders of 208 shares of the Company’s common stock abstained with respect to, the approval and adoption of the Agreement and Plan of Merger and Reorganization, dated April 22, 2008, by and among the Company, OcuSense Acquireco, Inc. and OcuSense, as amended, pursuant to which the Company acquired all of the issued and outstanding shares of OcuSense’s capital stock that the Company did not already own in exchange for the issuance of an aggregate of 3,169,938 shares of the Company’s common stock to the minority stockholders of OcuSense.

5.           The holders of 1,296,250 shares of the Company’s common stock voted in favor of, the holders of 34,302 shares of the Company’s common stock voted against, and the holders of 275 shares of the Company’s common stock abstained with respect to, the approval and adoption of the Securities Purchase Agreement, dated as of May 19, 2008, by and among the Company, Marchant Securities Inc., or Marchant, and the investors party thereto, as amended, pursuant to which the Company sold an aggregate of 869,200 shares of its common stock to those investors for gross aggregate proceeds to the Company of $2,173,000.

6.           The holders of 1,295,615 shares of the Company’s common stock voted in favor of, the holders of 34,900 shares of the Company’s common stock voted against, and the holders of 352 shares of the Company’s common stock abstained with respect to, the pre-payment by the Company of its then outstanding $6,703,500 aggregate principal amount bridge loan (plus accrued interest) by issuing to the lenders of the bridge loan an aggregate of 3,304,511 shares of the Company’s common stock.

7.           The holders of 1,295,553 shares of the Company’s common stock voted in favor of, the holders of 34,815 shares of the Company’s common stock voted against, and the holders of 460 shares of the Company’s common stock abstained with respect to, the issuance to Marchant of 192,480 shares of the Company’s common stock in payment of part of the commission then remaining owing for certain services rendered by Marchant.

8.           The holders of 1,294,818 shares of the Company’s common stock voted in favor of, the holders of 35,688 shares of the Company’s common stock voted against, and the holders of 322 shares of the Company’s common stock abstained with respect to, the extension of the terms of certain stock options of the Company issued under the Company’s 2002 Stock Option Plan and held by current and former executives of the Company and certain directors of the Company. However, of the number of shares of the Company’s common stock indicated above as having been voted by their respective holders in favor of this matter, 90,898 was subtracted from such number since 90,898 shares of the Company’s common stock were held by insiders of the Company at the close of business on August 6, 2008, the record date for the Stockholders Meeting. Accordingly, the holders of 1,203,920 shares of the Company’s common stock were deemed to have voted in favor of this matter.

9.           The holders of 1,296,183 shares of the Company’s common stock voted in favor of, the holders of 34,354 shares of the Company’s common stock voted against, and the holders of 290 shares of the Company’s common stock abstained with respect to, the increase in the share reserve under the Company’s 2002 Stock Option Plan by 53,544,000, from 6,456,000 to 60,000,000. (Note that these last three share numbers are presented on a pre-reverse stock split basis.) However, of the number of shares of the Company’s common stock indicated above as having been voted by their respective holders in favor of this matter, 90,898 was subtracted from such number since 90,898 shares of the Company’s common stock were held by insiders of the Company at the close of business on August 6, 2008, the record date for the Stockholders Meeting. Accordingly, the holders of 1,205,285 shares of the Company’s common stock were deemed to have voted in favor of this matter.

10.           The holders of 136,481 shares of the Company’s common stock voted in favor of, the holders of 33,985 shares of the Company’s common stock voted against, and the holders of 362 shares of the Company’s common stock abstained with respect to, the further amendment to the Company’s Amended and Restated Certificate of Incorporation in order to (i) provide for a recapitalization in which the issued and outstanding shares of the Company’s common stock would be reverse split in a ratio of up to 1:25, if at all, with the actual ratio and timing of such reverse split to be determined by the Company’s board of directors in its sole discretion, and (ii) decrease the number of authorized shares of the Company’s common stock from 500,000,000 to a number equal to 500,000,000 multiplied by 50% of the reverse split ratio, provided that the reverse split is effected. (Note that this last share number, 500,000,000, is presented on a pre-reverse stock split basis.)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

10.1	2002 Stock Option Plan, as amended and restated on September 30, 2008.

10.2
Amending Agreement, dated as of October 6, 2008, between the Registrant and William G. Dumencu, amending the Employment Agreement between the Registrant and William G. Dumencu dated as of February 25, 2008.

10.3	Termination Agreement, dated as of October 6, 2008, between Suh Kim and the Registrant, terminating the Employment Agreement between the Registrant and Suh Kim dated as of March 12, 2007.

10.4
Termination Agreement, dated as of October 6, 2008, between Elias Vamvakas and the Registrant, terminating the Employment Agreement between the Registrant and Elias Vamvakas dated as of September 1, 2004.

10.5
Letter Agreement, dated August 13, 2008, between 2600 Skymark Investments Inc, and the Registrant, partially terminating the Lease between Penyork Properties III Inc. and the Registrant dated October 17, 2005, as amended by the Lease Amending Agreement between the Registrant and 2600 Skymark Investments Inc. dated as of March 9, 2007.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OccuLogix, Inc.
(Registrant)

Date: November 10, 2008	/s/ Eric Donsky
Eric Donsky
Chief Executive Officer