Form 10-K
period 2008-12-31
OccuLogix, Inc.
filed 2009-03-31
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 000-551030

OccuLogix, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-3434771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12707 High Bluff Drive, Suite 200
San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (858) 350-4270

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Class	Name of each exchange on which registered

COMMON STOCK, $0.001 PAR VALUE	The Nasdaq Stock Market LLC
(The Nasdaq Capital Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2008: $3,861,815.  The Registrant has no non-voting common stock.

As of March 12, 2009, there were 9,828,409 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant to be held on June 18, 2009 are incorporated by reference into Part III of this Form 10-K.
The Registrant makes available free of charge on or through its website (http://www.occulogix.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The material is made available through the Registrant's website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission, or SEC.  All of the Registrant's filings may be read or copied at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549.  Information on the hours of operation of the SEC's Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website (http://www.sec.gov) that contains reports and proxy and information statements of issuers that file electronically.

OCCULOGIX, INC.

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2008

i

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", “hope”, "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

•	Our future strategy, structure, and business prospects;
•	The planned commercialization of our current product;
•	The size and growth of the potential markets for our product and technology;
•
The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in European, Asian and Latin American countries;

•	Our anticipated expansion of United Stated and international sales and operations;
•	Our ability to obtain and protect our intellectual property and proprietary rights;
•	Our efforts to obtain certain FDA approvals;
•	Our anticipated launch of customers in the United States;
•	The anticipated sufficiency of our current office space, and our ability to find additional space as needed; and
•	Use of cash, cash needs and ability to raise capital.

These statements involve known and unknown risks, uncertainties and other factors, including the risks described in Part I, Item 1A.  of this Annual Report on Form 10-K, which may cause our actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements.  Information regarding market and industry statistics contained in this Annual Report on Form 10-K is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources and cannot assure you of the accuracy of the market and industry data we have included.

Corporate Information

OccuLogix, Inc. was incorporated in Delaware in 2002.  Unless the context requires otherwise, in this report the terms "the Company," "we," "us" and "our" refer OccuLogix, Inc. and our subsidiaries.  References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated.  References to "C$" shall mean Canadian dollars.

On October 6, 2008, we effected a 1-for-25 reverse split of our common stock.  Historical share numbers and prices throughout this annual report of Form 10-K are split-adjusted.

ITEM 1.           Business.

Overview

We are an in-vitro diagnostic company based in San Diego, California.  We are commercializing a proprietary tear testing platform, the TearLab™ Osmolarity System that enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care.  Our first product measures tear film osmolarity for the diagnosis of Dry Eye Disease, or DED.  Until recently, we were also seeking to commercialize treatments for age-related eye diseases through our Retina and Glaucoma business divisions.  Our results by segment are included in our financial statements, which are included under Item 8 to this Annual Report on Form 10-K.

TearLab, Inc. (formerly OcuSense, Inc.)

On November 30, 2006, we acquired a majority interest in TearLab, Inc.  On October 6, 2008, we acquired the remaining minority interest in TearLab.  Prior to becoming our wholly-owned subsidiary, TearLab was a San Diego-based company in the process of developing technologies to enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers using nanoliters of tear film.  Commercializing that tear testing platform is now the focus of our business.

The TearLab Osmolarity System enables the rapid measurement of tear osmolarity in the doctor's office, a quantitative and highly specific biomarker that has been shown to correlate with DED.  There are estimated to be between 20 million and 40 million DED patients in the United States, and less than 5% of those patients are currently diagnosed and treated.  The innovation of the TearLab Osmolarity System is its ability to precisely and rapidly measure osmolarity in nanoliter volumes of tear samples, using a highly efficient and novel tear collection system.  Historically, eye care researchers have relied on expensive instruments to perform tear biomarker analysis.  In addition to their cost, these conventional systems are slow, highly variable in their measurement readings, and not categorized as waived by the United States Food and Drug Administration, or FDA, under regulations promulgated under the Clinical Laboratory Improvement Amendments, or CLIA.

The TearLab Osmolarity System consists of the following three components:  (1) the TearLab disposable, which is a single-use microfluidic labcard; (2) the TearLab pen, which is a hand-held device that interfaces with the TearLab disposable; and (3) the TearLab reader, which is a small desktop unit that allows for the docking of the TearLab disposable and the TearLab pen and provides a quantitative reading for the operator.

In October 2008, the TearLab Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark.  In connection with the CE mark clearance, we have entered into multi-year agreements with eight distributors for exclusive distribution of the TearLab Osmolarity System in the United Kingdom, the Republic of Ireland, Germany, Spain, Switzerland, France, Turkey, Belgium, Holland, Luxemburg and Italy.  We intend to expand our distribution network to include additional European, Asian and Latin American countries in the future.

We have filed a 510(k) with the FDA.  A 510(k) clearance will allow us to market the TearLab Osmolarity System to those reference and physician operated laboratories with CLIA certifications allowing them to perform moderate and high complexity tests.  Considering that most of our target customers are eye care practitioners without such certifications, we intend to seek a CLIA waiver from the FDA for the TearLab Osmolarity System.  We anticipate receiving the CLIA waiver during the latter half of 2009.  A CLIA waiver would greatly reduce the regulatory compliance for our future customers and permit them to perform the TearLab Osmolarity test in their offices.  If we receive a CLIA waiver, we will be able to market our product to the approximately 50,000 eye care practitioners in the United States that do not operate with CLIA certifications allowing them to perform moderate and high complexity tests.

Retina Division

Until recently, our Retina division was in the business of developing and commercializing a treatment for dry age-related macular degeneration, or Dry AMD.  Age-related macular degeneration, or AMD, is the leading cause of late onset visual impairment and legal blindness in people over the age of 50 in the United States and other Western industrialized societies.

We believe that Dry AMD, the most common form of the disease, afflicts approximately 13.0 to 13.5 million people in the United States, representing approximately 85% to 90% of all AMD cases.  Although the exact cause of AMD is not known, researchers have identified several factors that are associated with AMD, including poor microcirculation and the gradual build-up of cellular waste material in the retina.  Our product for Dry AMD, the RHEO™ System, was designed to improve microcirculation in the eye by filtering high molecular weight proteins and other macromolecules from the patient's plasma, which was intended to increase the supply of oxygen and nutrients to the compromised retina and facilitates the removal of cellular waste material from the retina.

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

Subsequent to the February 3, 2006 announcement, we completed an in-depth analysis of the MIRA-1 study data identifying subjects that were included in the intent-to-treat, or ITT, population but who deviated from the MIRA-1 protocol as well as those patients who had documented losses or gains in vision for reasons not related to retinal disease, such as cataracts.  Those subjects in the ITT population who met the protocol requirements, and who did not exhibit ophthalmic changes unrelated to retinal disease, comprised the modified per-protocol population.

In light of the MIRA-1 study results, we also re-evaluated our Pre-Market Approval Application, or PMA, submission strategy and then met with representatives of the FDA, on June 8, 2006 in order to discuss the impact on our PMA submission strategy of the MIRA-1 study results.  In light of MIRA-1's failure to meet its primary efficacy endpoint, the FDA advised us that it would require an additional study of the RHEO™ System to be performed.

On January 29, 2007, we announced that we had obtained Investigational Device Exemption clearance from the FDA to commence the new pivotal clinical trial of the RHEO™ System, called RHEO-AMD, or Safety and Effectiveness in a Multi-center, Randomized, Sham-controlled Investigation for Dry, Non-exudative AMD Using Rheopheresis.

However, on November 1, 2007, we announced the indefinite suspension of our RHEO™ System clinical development program.  This decision was made following a comprehensive review of the respective costs and development timelines associated with the products in our portfolio and in light of our financial position.  There is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future.

Glaucoma Division

In anticipation of the delay in the commercialization of the RHEO™ System in the United States as a result of the MIRA-1 study's failure to meet its primary efficacy endpoint and the FDA's requirement of us to conduct an additional study of the RHEO™ System, on September 1, 2006, we acquired Solx, Inc., or SOLX, a Boston University Photonics Center-incubated company that has developed a system for the treatment of glaucoma, called the SOLX Glaucoma System.  The SOLX Glaucoma System is a next-generation glaucoma treatment platform designed to reduce intra-ocular pressure, or IOP, without a bleb (which is a surgically created flap that serves as a drainage pocket underneath the surface of the eye), thus avoiding its related complications.

On December 20, 2007, we announced the sale of SOLX to Solx Acquisition, Inc., or Solx Acquisition, a company wholly owned by Doug P. Adams, the founder of SOLX and who, until the closing of the sale, had been serving as an executive officer of the Company in the capacity of President & Founder, Glaucoma Division.  The consideration for the sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of: (i) the assumption by Solx Acquisition of all of our liabilities, as they related to SOLX's business, incurred on or after December 1, 2007, and our obligation to make a $5,000,000 payment to the former stockholders of SOLX; (ii) the reimbursement by Solx Acquisition of all of the expenses that we had paid related to SOLX's business during the period commencing on December 1, 2007; (iii) the payment by Solx Acquisition of a royalty on the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products.  Prior to the date on which SOLX achieves a positive cash flow, the royalty is equal to 3% of worldwide net sales of the specified products.  After SOLX achieves a positive cash flow the royalty rate increases to 5%.  In order to secure the obligation of Solx Acquisition to make these royalty payments, SOLX granted to us a subordinated security interest in certain of its intellectual property.  In connection with the sale of SOLX, our employees whose roles and responsibilities related mainly to SOLX's business became employees of Solx Acquisition or SOLX.  Royalty revenue due to the Company from SOLX for 2008 was minimal and has not been included in revenues for the year as collectability is in doubt.

Current Status and 2008 Financing

Following the suspension of our RHEO™ System clinical development program and the consequent winding-down of the RHEO-AMD study, and our disposition of SOLX, we no longer had any operating business.  Our major asset was our ownership stake in TearLab.

On January 9, 2008, we announced the departure, or pending departure, of seven members of our executive team and, commencing on February 1, 2008, a 50% reduction in the salary of each of Elias Vamvakas, our Chairman and Chief Executive Officer, and Tom Reeves, our President and Chief Operating Officer.  By December 31, 2008, a total of 14 employees of the Company had left the Company's employment in 2008.

On October 6, 2008, we closed the private placement of $2,173,000 worth of common stock pursuant to the Securities Purchase Agreement, dated as of May 19, 2008, by and among us, Marchant Securities Inc., or Marchant, and the investors listed on the Schedule of Investors attached thereto as Exhibit A, as amended by the Amending Agreements, dated as of August 29, 2008, and as further amended by the Second Amending Agreement, dated as of October 1, 2008, or the Securities Purchase Agreement.  Pursuant to the Securities Purchase Agreement, we sold an aggregate of 869,200 shares of common stock at a per share purchase price of $2.50.

Also on October 6, 2008, we prepaid our then outstanding $6,703,500 aggregate principal amount bridge loan, or the Bridge Loan, and accrued interest by issuing 3,304,511 shares of common stock to the lenders at a per share price of $2.125.  The Bridge Loan had been advanced pursuant to the Loan Agreement, dated as of February 19, 2008, by and among us, the lenders listed on the Schedule of Lenders attached thereto as Exhibit A and Marchant, as amended by the Amending Agreement, dated as of May 5, 2008, and as further amended by the Second Amending Agreement, dated as of July 28, 2008.  At the time of the prepayment, the Company also paid $481,200 of the commission remaining owed for placement agency services rendered by Marchant through the issuance of 192,480 shares of common stock at a per share price of $2.50.

Industry

Point-of-care Testing and Dry Eye Disease, or DED

The global market for point-of-care testing is currently $4.5 billion annually or 15% of the $30 billion global market for in-vitro diagnostic products.  Approximately 75% of all laboratory tests today are performed at centralized clinical laboratories.  However, there is an increasing frequency of diagnostic testing being performed at the point-of-care due to several factors, including a need for rapid testing in acute care situations, the benefits of patient monitoring and disease management, streamlining therapeutic decision making and the overall trend toward personalized medicine.  We believe that advances in biodetection technologies that can simplify and accelerate the rate of performing complex diagnostic tests at the point-of-care, and that are reimbursed, will drive utilization and overall point-of-care testing market growth.

TearLab's first product is the TearLab Osmolarity System.  This test can be performed at the point-of-care for the measurement of osmolarity, a quantitative and highly specific biomarker that has shown to correlate with DED.  There are estimated to be between 20 and 40 million people with DED in the U.S. alone, and this condition is estimated to account for up to one-third of all visits to U.S. doctors.

Each time a person blinks, his or her eyes are resurfaced with a thin layer of a complex fluid known as the tear film.  The tear film works to protect eyes from the outside world.  Bacteria, viruses, sand, freezing winds and salt water will not damage eyes when the tear film is intact.  However, when compromised, a deficient tear film can be an exceedingly painful and disruptive condition.  The tear film consists of three components: (i) an innermost mucin layer (produced by the surface cells); (ii) the aqueous layer (the water in tears, produced by the lacrimal gland); and (iii) an oily lipid layer which limits evaporation of the tears (produced by the meibomian glands, located at the margins of the eyelids).  The apparatus of the ocular surface forms an integrated unit.  When working correctly, the tear film presents a smooth optical surface essential for clear vision and proper immunity.  However, when the tear film is disrupted, it leads to the condition known as DED.

DED is often seen as a result of aging, diabetes, prostate cancer therapy, HIV, autoimmune diseases such as Sjцgren's syndrome and rheumatoid arthritis, LASIK surgery, contact lens wear, menopause and as a side effect of hormone replacement therapy.  Numerous commonly prescribed and over-the-counter medications also can cause, or contribute to, the manifestation of DED.

As an individual's lacrimal glands deteriorate with age or disease, the quantity of tears is drastically reduced, resulting in an aqueous deficiency.  Other forms of DED are linked to meibomian gland (lid) dysfunction, where a patient's tears evaporate so quickly that he or she is unable to retain any moisture on the surface of his or her eye.  The end effect in both cases, aqueous deficiency and evaporative dry eye, is a very debilitating condition that results in pain, decreased vision and, in severe cases, even blindness.  Consequently, DED has a significant negative impact on one's quality of life.

There are millions Americans who suffer from contact lens-induced DED, and 10% to 15% of these patients revert to frame wear annually due to dryness and discomfort.  There are between 500,000 and 1.5 million LASIK procedures performed in the U.S each year, and about 50% of patients experience DED post-operatively.  Osmolarity testing could provide optometrists with a tool to identify patients at risk for dropping out of contact lens wear early in disease progression so that they may be treated, and osmolarity testing could be an invaluable pre-operative screen used to determine which LASIK patients should be treated prior to surgery in order to improve post-operative outcomes.

Diagnostic Alternatives for Dry Eye Disease

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

DED presents itself as an increase in the salt concentration of the tear film.  For approximately 50 years, studies have shown that tear film osmolarity is an ideal clinical marker for diagnosing DED, because it provides an objective, quantitative measurement of disease pathogenesis.  Moreover, measuring osmolarity could serve as an effective disease management tool by providing physicians with an ability to personalize therapeutic intervention and to track patient outcomes quantitatively.  However, measuring tear biomarkers, such as osmolarity, at the point-of-care requires a reduction in sample volume to the nanoliter scale in order to mitigate the risk of reflex tearing, which results in a dilution of the tear sample and a variability in the test results.  Moreover, a point-of-care system in the United States market most likely would require a CLIA waiver classification in order to gain broad market adoption since most U.S. eye care practitioners do not possess CLIA certification for their offices.  In order to be given CLIA waiver classification, the user interface of the test would have to be extremely simple in order to minimize the likelihood of operator error and the risk of harm to the patient.  Conventional technologies for the measurement of osmolarity are not suitable for the point-of-care market as they are too expensive, too complex for CLIA waiver classification and unable to measure precisely tear film osmolarity in nanoliter sample volumes.  We are striving to meet the needs of the point-of-care market with the TearLab Osmolarity System.

Existing osmometry technologies have proven unable to consistently measure tear samples in the low nanoliter range, which has presented a critical barrier to their entry into the DED diagnostic markets.  In addition, these instruments are not particularly suitable for use in a physician's office, since they require continual calibration, cleaning and maintenance.  Existing osmometers currently are marketed primarily to reference and hospital laboratories for the measurement of osmolarity in blood, urine and other serum samples.

TearLab's Product

The TearLab Osmolarity System is an integrated testing system comprised of: (1) the TearLab disposable, which is a single-use microfluidic labcard; (2) the TearLab pen, which is a hand-held device that interfaces with the TearLab disposable; and (3) the TearLab reader, which is a small desktop unit that allows for the docking of the TearLab disposable and the TearLab pen and provides a quantitative reading for the operator.  The innovation of the TearLab Osmolarity System is its ability to measure precisely and rapidly, and inexpensively, certain biomarkers in nanoliter volumes of tear samples.  Other in-lab testing technologies require a minimum of one microliter volume tear film sample, or approximately ten to 100 times more than the tear film volume typically available before reflex tearing occurs.

The operator of the TearLab Osmolarity System, most likely a technician, collects the tear sample from the patient's eye in the TearLab disposable, using the TearLab pen.  After the tear has been collected, the operator places the pen into the reader.  The TearLab reader then will display an osmolarity reading to the operator.  Following the completion of the test, the TearLab disposable will be discarded and a new TearLab disposable will be readied for the next test.  The entire process, from sample to answer, should require approximately two minutes or less to complete.

We are currently engaged in commercial manufacturing of the TearLab Osmolarity System.  In October 2008, TearLab Osmolarity System received CE mark approval, which allows us to sell the TearLab Osmolarity System in the European Union and all countries recognizing the CE mark.  In connection with the CE mark clearance, we have entered into multi-year agreements with eight distributors for exclusive distribution of TearLab Osmolarity System in the United Kingdom, the Republic of Ireland, Germany, Spain, Switzerland, France, Turkey, Belgium, Holland, Luxemburg and Italy.  We intend to expand our distribution network to include additional European, Asian and Latin American countries in the future.

We have filed a 510(k) with the FDA and we hope to launch to 50,000 customers in the United States during 2009.  We intend to seek a CLIA waiver from the FDA for the TearLab Osmolarity System, which is anticipated to occur during the latter half of 2009.  In addition, we have been awarded ISO 13485 certification for our quality management system.  ISO 13485 is an internationally-accepted standard of quality management for medical device manufacturers.

In December 2007, we entered into a research agreement with a large ophthalmic company, pursuant to which that company is sponsoring our clinical studies of the TearLab Osmolarity System.  Subject to the terms of the research agreement, that company has received an exclusive use of the TearLab osmolarity product in the United States for the development of new drugs indicated for DED until such time as TearLab receives its first 510(k) clearance from the FDA.

Competition

To date, we have identified one emerging technology that claims to be able to measure the osmolarity of nanoliter tear samples.  This technology is being developed at the Aborn Eye Clinic in New York.  Based on patent claims, it would appear that this technology uses surface plasmon resonance, an optical technology, to measure tear film osmolarity.

As there are no commercially available instruments to measure tear film osmolarity at the point-of-care, TearLab views existing DED diagnostic tests, such as the Schirmer Test and ocular surface staining, as its primary source of competition.

Tear film break-up time, or TBUT, is another assay meant as an indication of tear film stability.  However, it is subjective, requires a physician to instill a carefully controlled amount of fluorescein dye into the eye and requires a stopwatch to determine the endpoint.  TBUT has been shown to be unreliable as a determinant of DED since shortened TBUT does not always correlate well with other signs or symptoms.

Tests like impression cytology and corneal staining, although indicative of relatively late stage phenomena in DED, are subjective, qualitative and generally do not correlate to disease pathogenesis.  The Schirmer Test is an imprecise marker of tear function since its diagnostic results vary significantly.

Although, at the present time, there does not appear to be a direct competitor to the TearLab Osmolarity System, many industry participants have much greater resources than us.  This means that those industry participants may be able to make greater investments in research and development, marketing, promotion and sales, than we are capable of right now or will be capable of during the foreseeable future.

Patents and Proprietary Rights

We own or have exclusive licenses to five U.S. patents relating to the TearLab Osmolarity System and related technology and processes and have applied for a number of other patents in the United States and other jurisdictions.

The following is a list of our issued patents:

- United States Patent 7017394 (licensed)	Filed March 25, 2003, expires 2023.

- United States Patent 7204122 (licensed)	Filed January 1, 2006, expires 2023.

- United States Patent 7051569 (licensed)	Filed February 3, 2004, expires 2023.

- United States Patent 7111502 (licensed)	Filed March 25, 2004, expires 2023.

- United States Patent 7129717	Filed November 19, 2003, expires 2023.

14 Patent Applications in countries other than the United States, twelve of which are licensed by us.

3 Patent Cooperation Treaty Patent Applications, one of which is licensed by us.

5 U.S. Applications are pending;

- United States Patent Application 20060137435 (licensed)

- United States Patent Application 20080264152 (licensed)

- United States Patent Application 20080148821

- United States Patent Application 20080264151

- United States Patent Application 20050176029 (licensed)

We intend to rely on know-how, continuing technological innovation and in-licensing opportunities to further develop our proprietary position.  Our ability to obtain intellectual property protection for the TearLab Osmolarity System and related technology and processes, and our ability to operate without infringing the intellectual property rights of others and to prevent others from infringing our intellectual property rights, will have a substantial impact on our ability to succeed in our business.  Although we intend to seek to protect our proprietary position by, among other methods, continuing to file patent applications, the patent position of companies like TearLab is generally uncertain and involves complex legal and factual questions.  Our ability to maintain and solidify a proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted.  We do not know whether any part of our patent applications will result in the issuance of any patents.  Our issued patents or those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop would-be competitors from marketing tests identical to the TearLab Osmolarity System.

In addition to patent protection, we have registered the TearLab trademark in the U.S., Canada, the European Union, Japan, Korea and Mexico.  Our TearLab trademark applications are pending in China, Turkey and the Russian Federation.

Government Regulation

Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of our product, which is a medical device.  In the United States, the Food and Drug Administration, or FDA, regulates medical devices under the Federal Food, Drug, and Cosmetic Act and implementing regulations.  Failure to comply with the applicable FDA requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, administrative fines or criminal prosecution.

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

By statute and regulation, the FDA is required to clear, deny or request additional information on a 510(k) pre-market notification within 90 days of its submission.  However, as a practical matter, 510(k) clearance often takes significantly longer.  The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.  In addition, after a device receives 510(k) clearance, any modification to the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, would require a new 510(k) clearance or an approval of a PMA.  Although the FDA requires the manufacturer to make the initial determination regarding the effect of a modification to the device that is subject to 510(k) clearance, the FDA can review the manufacturer's determination at any time and require the manufacturer to seek another 510(k) clearance or an approval of a PMA.

The TearLab Osmolarity System is a Class I, non-exempt device and qualifies for the 510(k) procedure.

CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections.  The regulations promulgated under CLIA establish three levels of in vitro diagnostic tests: (1) waiver; (2) moderately complex; and (3) highly complex.  The standards applicable to a clinical laboratory depend on the level of diagnostic tests it performs.  A CLIA waiver is available to clinical laboratory test systems if they meet certain requirements established by the statute.  Waived tests are simple laboratory examinations and procedures employing methodologies that are so simple and accurate as to render the likelihood of erroneous results negligible or to pose no reasonable risk of harm to patients if the examinations or procedures are performed incorrectly.  These tests are waived from regulatory oversight of the user other than the requirement to follow the manufacturer's labeling and directions for use.  We intend to seek a waiver for the TearLab Osmolarity System.

We cannot be sure of when, or whether, TearLab will be successful in obtaining a 510(k) clearance or a CLIA waiver for the TearLab Osmolarity System.

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

Research and Development Expenditure

Our research and development expense was $2.2 million and $4.2 million in the years ended December 31, 2008 and 2007, respectively.

Employees

On December 31, 2008, we had 15 full-time employees.

Available Information

Our corporate Internet address is www.occulogix.com.  At the Investor Relations section of this website, we make available free of charge our Annual Report on Form 10-K, our Annual Proxy statement, our quarterly reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission, or the SEC.  The information found on our website is not part of this Annual Report on Form 10-K.  In addition to our website, the Securities and Exchange Commission, or the SEC, maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

ITEM 1A.           RISK FACTORS

This Annual Report contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those discussed in this Annual Report.  These risks and uncertainties include the following:

Risks Relating to our Business

Our near-term success is highly dependent on the success of the TearLab Osmolarity System, and we cannot be certain that it will receive regulatory approval or be successfully commercialized in the United States.

The TearLab Osmolarity System is currently our only product.  Our product is currently sold outside of the United States pursuant to CE mark approval; however, we have not received regulatory approval to sell our product in the United States.  We have filed a 510(k) clearance, and we intend to seek a CLIA waiver, from the U.S. Food and Drug Administration, or the FDA.  Even if the TearLab Osmolarity System receives regulatory approval in the United States, it may never be successfully commercialized.  If the TearLab Osmolarity System does not receive regulatory approval or is not successfully commercialized, we may not be able to generate revenue, become profitable or continue our operations.  Any failure of the TearLab Osmolarity System to receive regulatory approval or to be successfully commercialized in the United States would have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

Our near-term success is highly dependent on increasing sales of the TearLab Osmolarity System outside the United States, and we cannot be certain that we will successfully increase such sales.

Our product is currently sold outside of the United States pursuant to CE mark approval.  Our near-term success is highly dependent on increasing our international sales.  If we do not receive a 510(k) certification from the FDA it may negatively affect our international sales efforts.  We may also be required to register our product with health departments in our foreign market countries.  A failure to successfully register in such markets would negatively affect our sales in any such markets.  In addition, import taxes are levied on our product in certain foreign markets.  These foreign markets include Turkey, Spain, Italy and France.  Other countries may adopt taxation codes on imported products.  Increases in such taxes or other restrictions on our product could negatively affect our ability to import, distribute and price our product.

Our financial condition and history of losses have caused our auditors to express doubt as to whether we will be able to continue as a going concern.

We have prepared our consolidated financial statements on the basis that we will continue as a going concern.  However, we have sustained substantial losses for each of the years ended December 31, 2005, 2006, 2007 and 2008.  Our net working capital balance at December 31, 2008 was $1,549,581, which represents a $2,546,443 increase from our working capital deficiency of $996,862 at December 31, 2007.  As a result of our history of losses and current financial condition, there is substantial doubt about our ability to continue as a going concern.

On October 6, 2008, we completed a private placement of 869,200 shares of our common stock for gross aggregate proceeds of $2,173,000, pre-paid in full our $6,703,500 aggregate principal amount bridge loan plus outstanding accrued interest by issuing to the lenders thereof an aggregate of 3,304,511 shares of our common stock, at a per share price of $2.125, and paid $481,200 of the commission remaining owing for placement agency services by issuing aggregate of 192,480 shares of our common stock.  As a result of these transactions, and having received the principal of, and the accrued interest on, our asset-backed auction rate securities, we believe that our cash and cash equivalents will be sufficient to meet our operating activities and other demands only until approximately May 2009.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception.  Our net losses for the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008 were $21.8 million, $162.8 million, $82.2 million, $69.8 million and $9.4 million, respectively.  The losses in 2005, 2006 and 2007 include a charge for impairment of goodwill of $147.5 million, $65.9 million and $14.4 million, respectively.  As of December 31, 2008, we had an accumulated deficit of $367.7 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from our discontinued businesses.  We do not know when or if we will receive regulatory approval for the TearLab Osmolarity System or successfully commercialize it in the United States.  As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product candidate to obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We may not be able to raise the capital necessary to fund our operations.

Since inception, we have funded our operations through early private placements of our equity and debt securities, early stage revenues, a successful initial public offering, a private placement of shares of our common stock and warrants and, in 2008, bridge financing and another private placement of our common stock.  We will need additional capital in approximately May 2009, and our prospects for obtaining it are uncertain.  Our most recent capital-raising efforts, which culminated in the bridge financing and private placement of 2008, took an amount of time, consumed our resources and required an effort on the part of management that was disproportionately large, relative to the total amount of the capital raise.

Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.  However, unless we succeed in raising additional capital, we anticipate that we will be unable to continue our operations beyond approximately May 2009.  Our financial condition and history of losses have caused our auditors to express doubt as to whether we will be able to continue as a going concern.

We will face challenges in bringing the TearLab Osmolarity System to market in the United States and may not succeed in executing our business plan.

There are numerous risks and uncertainties inherent in the development of new medical technologies.  In addition to our eventual requirement for additional capital, our ability to bring the TearLab Osmolarity System to market in the United States and to execute our business plan successfully is subject to the following risks, among others:

•
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

•
We may not receive either the 510(k) clearance or the CLIA waiver for the TearLab Osmolarity System from the FDA, in which case our ability to market the TearLab Osmolarity System in the United States will be hindered severely, if not eliminated altogether.

•
Our suppliers and we will be subject to numerous FDA requirements covering the design, testing, manufacturing, quality control, labeling, advertising, promotion and export of the TearLab Osmolarity System and other matters.  If our suppliers or we fail to comply with these regulatory requirements, the TearLab Osmolarity System could be subject to restrictions or withdrawals from the market and we could become subject to penalties.

•
Even if we succeed in obtaining the sought-after FDA approvals, we may be unable to commercialize the TearLab Osmolarity System successfully in the United States.  Successful commercialization will depend on a number of factors, including, among other things, achieving widespread acceptance of the TearLab Osmolarity System among physicians, establishing adequate sales and marketing capabilities, addressing competition effectively, the ability to obtain and enforce patents to protect proprietary rights from use by would-be competitors, key personnel retention and ensuring sufficient manufacturing capacity and inventory to support commercialization plans.

If we fail to obtain FDA clearance for the TearLab Osmolarity System, or are subject to regulatory enforcement action as a result of our failure to comply with regulatory requirements, our commercial operations would be harmed.

We may not obtain 510(k) clearance for the TearLab Osmolarity System in a timely fashion, or at all.  Furthermore, any clearance of the TearLab Osmolarity System that we do receive may be conditioned upon certain limitations and restrictions as to the product's use or upon the completion of further studies.  If we do receive the 510(k) clearance that we are seeking, we will be subject to significant ongoing regulatory requirements, and if we fail to comply with these requirements, we could be subject to enforcement action by the FDA or state agencies, including:

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

In addition to receiving 510(k) clearance of the TearLab Osmolarity System, we will required to demonstrate and maintain compliance with the FDA's Quality System Regulation, or the QSR, prior to marketing the product in the United States.  The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products.  The FDA must determine that the facilities which manufacture and assemble our products that are intended for sale in the United States, as well as the manufacturing controls and specifications for these products, are compliant with applicable regulatory requirements, including the QSR.  The FDA enforces the QSR through periodic unannounced inspections.  Our facilities have not yet been inspected by the FDA, and we cannot assure you that we will pass any future FDA inspection.  Our failure, or the failure of our suppliers, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our product, civil or criminal penalties or other sanctions, which would significantly harm our available inventory and sales and cause our business to suffer.

Our patents may not be valid, and we may not be able to obtain and enforce patents to protect our proprietary rights from use by would-be competitors.  Patents of other companies could require us to stop using or pay to use required technology.

Our owned and licensed patents may not be valid, and we may not be able to obtain and enforce patents and to maintain trade secret protection for our technology.  The extent to which we are unable to do so could materially harm our business.

We have applied for, and intend to continue to apply for, patents relating to the TearLab Osmolarity System and related technology and processes.  Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide adequate protection from competition.  Furthermore, it is possible that patents issued or licensed to us may be challenged successfully.  In that event, if we have a preferred competitive position because of any such patents, any preferred position would be lost.  If we are unable to secure or to continue to maintain a preferred position, the TearLab Osmolarity System could become subject to competition from the sale of generic products.

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

The testing, manufacturing, marketing and sale of therapeutic and diagnostic products entail significant inherent risks of allegations of product liability.  Our past use of the RHEO™ System and the components of the SOLX Glaucoma System in clinical trials and the commercial sale of those products may have exposed us to potential liability claims.  Our use of the TearLab Osmolarity System and its commercial sale could also expose us to liability claims.  All of such claims might be made directly by patients, health care providers or others selling the products.  We carry clinical trials and product liability insurance to cover certain claims that could arise, or that could have arisen, during our clinical trials or during the commercial use of our products.  We currently maintain clinical trials and product liability insurance with coverage limits of $2,000,000 in the aggregate annually.  Such coverage, and any coverage obtained in the future, may be inadequate to protect us in the event of successful product liability claims, and we may not be able to increase the amount of such insurance coverage or even renew it.  A successful product liability claim could materially harm our business.  In addition, substantial, complex or extended litigation could result in the incurrence of large expenditures and the diversion of significant resources.

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

•	Demand for our products may change in ways we may not anticipate because of:

•	evolving customer needs;

•	the introduction of new products and technologies; and

•	evolving industry standards.

Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time, in which case our sales and operating results would suffer.  The success of our new product offerings will depend on several factors, including our ability to:

•	properly identify and anticipate customer needs;

•	commercialize new products in a cost-effective and timely manner;

•	manufacture and deliver products in sufficient volumes on time;

•	obtain and maintain regulatory approval for such new products;

•	differentiate our offerings from competitors' offerings;

•	achieve positive clinical outcomes; and

•	provide adequate medical and/or consumer education relating to new products.

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

We rely on a single supplier of each of the key components of the TearLab Osmolarity System and are vulnerable to fluctuations in the availability and price of our suppliers' products and services.

We purchase each of the key components of the TearLab Osmolarity System from a single third-party supplier.  Our suppliers may not provide the components or other products needed by us in the quantities requested, in a timely manner or at a price we are willing to pay.  In the event we were unable to renew our agreements with our suppliers or they were to become unable or unwilling to continue to provide important components in the required volumes and quality levels or in a timely manner, or if regulations affecting the components were to change, we would be required to identify and obtain acceptable replacement supply sources.  We may not be able to obtain alternative suppliers or vendors on a timely basis, or at all, which could disrupt or delay, or halt altogether, our ability to manufacture or deliver the TearLab Osmolarity System.  If any of these events should occur, our business, financial condition, cash flows and results of operations could be materially adversely affected.

We face intense competition, and our failure to compete effectively could have a material adverse effect on our results of operations.

We face intense competition in the markets for ophthalmic products and these markets are subject to rapid and significant technological change.  Although we have no direct competitors, we have numerous potential competitors in the United States and abroad.  We face potential competition from industry participants marketing conventional technologies for the measurement of osmolarity and other in-lab testing technologies, as well as industry participants developing and marketing point-of-care tests, such as the technology being developed by the Aborn Eye Clinic, which is reported able to measure the osmolarity of nanoliter tear samples, and commercially available methods, such as the Schirmer Test and ocular surface staining.  Many of our potential competitors have substantially more resources and a greater marketing scale than we do.  If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer.

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

Furthermore, we have not entered into non-competition agreements with our key employees.  In addition, we do not maintain "key person" life insurance on any of our officers, employees or consultants.  The loss of the services of existing personnel, the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, and the loss of our employees to our competitors would harm our research and development programs and our business.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently.  Failure on our part to maintain effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, financial condition and cash flows, and could cause the trading price of our common stock to fall dramatically.  Due to the failure to account for the consolidation of TearLab, Inc. under the variable interest entity model since our acquisition of a majority interest in TearLab, Inc. on November 30, 2006, there was a material weakness in our internal control over financial reporting as of December 31, 2007.  As a result of this material weakness, our former chief executive officer and our chief financial officer determined that, as of December 31, 2007, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with U.S. GAAP.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.  Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  As discussed in this Annual Report on Form 10-K, our management has identified a control deficiency in the past and may identify additional deficiencies in the future.

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

In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies.  Broad market and industry factors may seriously affect the market price of companies' stock, including ours, regardless of actual operating performance.  In the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies.  This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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

ITEM 2.           Properties.

Our world-wide headquarters, occupying approximately 1,300 square feet and used for administrative, sales, marketing, research and development, and finance activities, is located in San Diego, California.  The total future minimum obligation under these leases is $86,940 for 2009.  We have found new space that is better suited to our operation in San Diego, and we expect to move into that space in July 2009.  We are currently negotiating the lease terms.

Our facility in Mississauga, Ontario consists of approximately 1,363 square feet of office space that, until recently, was utilized for finance personnel and storage of records.  Our current arrangement expires on July 31, 2010.  Our current monthly lease obligation for rent for this facility is approximately C$2,916.  The future minimum obligation under this lease is C$55,406 through lease termination.  This facility has been sublet for an amount equal to the monthly rental obligation and is no longer used for our business.

Our sales office in Alpharetta, Georgia consists of approximately 180 square feet and is used for sales and marketing activities.  Our current lease obligation ends on March 31, 2009.  We are in the process of renegotiating the lease agreement.

We believe that the San Diego, California and Alpharetta, Georgia facilities are sufficient to support our current operations.  We believe that if our existing facilities are not adequate to meet our business requirements long-term, additional space will be available on commercially reasonable terms.

ITEM 3.           Legal Proceedings.

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.           Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock trades on the NASDAQ Global Market ("NASDAQ") under the symbol "TEAR" and the Toronto Stock Exchange ("TSX") under the symbol "TLB".

The following table sets forth the range of high and low sales prices per share of our common stock on both the NASDAQ and the TSX for the fiscal periods indicated.

	Common Stock Prices
	Fiscal 2008				Fiscal 2007
	High		Low		High		Low
NASDAQ Capital Market

First Quarter		$3.50		$1.25		$1.98		$1.48
Second Quarter		14.00		1.50		1.68		0.76
Third Quarter		4.50		1.50		1.20		0.57
Fourth Quarter		6.43		1.18		0.62		0.08
TSX
First Quarter	C$	3.25	C$	1.50	C$	2.35	C$	1.75
Second Quarter		14.50		1.25		1.82		0.90
Third Quarter		5.00		1.75		1.25		0.57
Fourth Quarter		7.74		1.01		0.57		0.07

The closing share price for our common stock on March 12, 2009 as reported by NASDAQ, was $1.40.  The closing share price for our common stock on March 12, 2009, as reported by TSX was C$1.50.

As of March 12, 2009, there were approximately 160 stockholders of record of our common stock.

Dividend Policy

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

Sales of Unregistered Securities

On November 25, 2008, we agreed to issue 38,276 shares of common stock to Dr. Thomas G. Hirose and his designee in connection with a settlement agreement dated as of December 4, 2008.  When the shares are issued, the issuance will be exempt from registration under Section 3(a)(10) of the Securities Act because the court approved the fairness of the terms and conditions of the issuance in connection with the settlement.

Repurchases of Equity Securities

None.

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2008.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock to the cumulative return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Medical Equipment Index for the period beginning December 9, 2004, and ending on December 31, 2008.  The graph assumes that $100 was invested on January 1, 2004, and assumes reinvestment of dividends.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN*

Among OccuLogix, Inc., The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/9/04
12/04
12/05
12/06
12/07
12/08
OccuLogix, Inc.
NASDAQ Composite
NASDAQ Medical Equipment

*$100 invested on 12/9/04 in stock & 11/30/04 in index-including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.           Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements, the related notes thereto and the information contained in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Year Ended December 31,
	2004	2005	2006(i)	2007	2008

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue
Revenue from related parties	$732	$81	$—	$—	$—
Revenue from unrelated parties	238	1,759	174	92	458
Total revenue	970	1,840	174	92	458
Cost of goods sold
Cost of goods sold to related parties	689	43	—	—	—
Cost of goods sold to unrelated parties	134	3,251	3,429	2,298	128
Royalty costs	135	100	100	100	35
Gross margin (loss)	12	(1,554)	(3,355)	(2,306)	295
Operating expenses
General and administrative	17,530	8,670	8,476	8,104	5,439
Clinical, regulatory and research and development	3,995	5,168	4,922	8,675	2,965
Sales and marketing	220	2,165	1,625	1,413	820
Impairment of goodwill	—	147,452	65,946	—	—
Impairment of intangible asset	—	—	—	20,923	—
Restructuring charges	—	—	820	1,313	2,441
	21,745	163,455	81,788	40,429	11,665
Other income (expense)	(110)	1,536	1,547	2,769	1,664
Loss from continuing operations before income taxes	(21,843)	(163,473)	(83,595)	(39,967)	(9,706)
Recovery of income taxes	24	643	2,916	5,566	338
Loss from continuing operations	(21,819)	(162,830)	(80,680)	(34,401)	(9,368)
Loss from discontinued operations	—	—	(1,542)	(35,429)	—
Net loss for the year	$(21,819)	$(162,830)	$(82,222)	$(69,830)	$(9,368)
Per Share Data:
Loss from continuing operations per share — basic and diluted	$(73.96)	$(97.10)	$(44.84)	$(15.19)	$(2.29)
Loss from discontinued operations per share — basic and diluted	—	—	(0.86)	(15.64)	—
Net loss per share — basic and diluted	$(73.96)	$(97.10)	$(45.70)	$(30.83)	$(2.29)
Weighted average number of shares used in per share calculations — basic and diluted	295	1,677	1,799	2,265	4,084

(i)	The comparative figures for the year ended December 31, 2006 have been reclassified to reflect the effect of discontinued operations.

	As at December 31,
	2004	2005	2006(i)	2007	2008

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents of continuing operations	$17,531	$9,600	$5,705	$2,236	$2,565
Cash and cash equivalents of discontinued operations	—	—	36	—	—
Short-term investments	42,500	31,663	9,785	—	—
Working capital (deficiency) of continuing operations	58,073	44,415	13,407	(997)	1,550
Working capital (deficiency) of discontinued operations	—	—	132	—	—
Total assets of continuing operations	301,601	137,806	54,367	15,313	13,405
Total assets of discontinued operations	—	—	44,158	—	—
Long-term debt (including current portion due to stockholders)	517	158	152	33	23
Other long-term obligations (including amount classified as current portion of other liability)	―	―	6,421	—	―
Total liabilities of continuing operations	13,502	11,765	19,673	6,358	3,446
Total liabilities of discontinued operations	—	—	11,574	—	—
Minority interest	―	―	6,111	4,954	―
Contingently redeemable stock	―	―	―	―	250
Common stock	2	2		2	10
Additional paid-in capital	336,104	336,876	354,224	362,287	377,356
Accumulated deficit	(48,007)	(210,837)	(293,059)	(358,289)	(367,657)
Total stockholders' equity	288,098	126,041	61,167	4,000	9,709

(i)	The balance sheet as at December 31, 2006 has been reclassified to reflect the assets and liabilities of discontinued operations.

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

Overview

We are an in vitro diagnostic company that has developed a proprietary tear testing platform, the TearLab™ Osmolarity System.  The TearLab test measures tear film osmolarity for diagnosis of Dry Eye Disease, or DED.  Tear osmolarity is a quantitative and highly specific biomarker that has been shown to correlate with DED.  The TearLab test enables the rapid measurement of tear osmolarity in a doctor's office.  We refer to the results of our TearLab testing platform as our Point-of-Care business division in the discussion of our operating results below.  Commercializing our Point-of-Care tear testing platform is now the focus of our business.

In the fourth quarter of 2008, we began to generate revenue from the sales of the TearLab point-of-care testing platform in Europe.  In October 2008, our testing platform received CE mark approval which allowed us to begin sales efforts in the European Union and other countries recognizing the CE mark.  We subsequently entered into exclusive distribution agreements with distributors in ten European countries and Turkey.

We have filed a 510(k) with the United States Food and Drug Administration, or FDA.  The 510(k) will allow us to market our TearLab Osmolarity System to those reference and physician operated laboratories with certifications under the regulations of the Clinical Laboratory Improvement Amendments, or CLIA, allowing them to perform moderate and high complexity tests.  Considering that most of our target customers are eye care practitioners without such certifications, we intend to seek a CLIA waiver from the FDA for the TearLab Osmolarity System.  We anticipate receiving the CLIA waiver during the latter half of 2009.  A CLIA waiver would greatly reduce the regulatory compliance for our future customers and permit them to perform the TearLab Osmolarity test in their offices.  If we receive a CLIA waiver, we will be able to market our product to the approximately 50,000 eye care practitioners that do not operate with CLIA certifications allowing them to perform moderate and high complexity tests.

Our success is highly dependent on our ability to increase sales of our testing platform in European and other countries recognizing the CE mark and on our receipt of the 510(k) approval and a CLIA waiver will enable us to begin full commercialization efforts in the United States.  Meeting either of these objectives requires that we raise additional capital to fund our operations.  We have sufficient cash to fund our operations at current levels through approximately May 2009.  We are actively evaluating and pursuing various financing possibilities at this time.

Restructuring and Other

In 2006, due to unfavorable product trial results and other factors, we recognized a goodwill impairment of $65.9 million.  At that time, we began to restructure our operations, which were then focused on the commercialization of our RHEO™ System for treatment for age-related eye disease (our Retina business division), the SOLX Glaucoma System glaucoma treatment platform and the TearLab, Inc. (formerly known as OcuSense, Inc.) testing platform.  During 2007, we indefinitely suspended our RHEO System clinical development program and disposed of our SOLX subsidiary.  We recognized restructuring charges of $2.4 million, $1.3 million and $820,000 in 2008, 2007 and 2006, respectively, primarily resulting from the cost of severance and benefits paid to terminated employees.  Also during 2007, we recognized an impairment of an intangible asset related to RHEO distribution agreements of $20.9 million.

We do not expect to realize any revenue related to RHEO in the future.  The operating results of SOLX, referred to as our Glaucoma business division, are reflected as discontinued operations for all periods prior to its disposition in December 2007.

During 2008, we completed a number of restructuring transactions, collectively referred to as the Restructuring Transactions, including a private placement, or PIPE, the receipt and conversion of bridge loans, or the Bridge Loans, the acquisition of the minority shareholdings of TearLab, Inc. (formerly known as OcuSense, Inc.) that we did not already own, and a reverse stock split of 25:1.  The successful completion of these Restructuring Transactions enabled us to focus our ongoing efforts on the commercialization and continued development of the TearLab testing platform.

Recent Developments

On January 16, 2009, we announced that we would begin to conduct business as TearLab Corporation.  We also changed our ticker symbols on the NASDAQ and Toronto Stock Exchange to TEAR and TLB, respectively.  We anticipate that the official name change will be effective after stockholder approval is received.

On February 11, 2009, we filed with the Securities and Exchange Commission, or the SEC, a prospectus as part of a registration statement on Form S-3 using a "shelf" registration process.  Under the shelf process, if the registration statement is declared effective by the SEC, we may from time to time offer or sell any combination of common stock, preferred stock, debt securities, depository shares or warrants in one or more offering up to a total dollar value of $30,000,000.  The registration statement has not been declared effective by the SEC.

RESULTS OF OPERATIONS

Continuing Operations

Revenues, Cost of Goods Sold and Gross Margin

For the years ended December 31,
(in thousands)

	2008	Change	2007	Change	2006
Revenue
Retina	$158	72%	$92	(47)%	$174
Point-of-care	300	N/M *	—	N/M *	—
Total revenues	$458	398%	$92	(47)%	$174
Cost of goods sold
Retina	$2	(100)%	$2,298	(33)%	$3,429
Retina royalties	25	(75)%	100	0%	100
Point-of-care	126	N/M *	—	N/M *	—
Point-of-care royalties	10	N/M *	—	N/M *	—
Total cost of goods sold	$163	(93%)	$2,398	(32)%	$3,529
Gross margin	$295		$(2,306)		$(3,355)
Percentage of total revenues	64%		(2,507)%		(1,928)%

*N/M – Not meaningful

Revenues

Retina

Retina revenue consists of revenue generated from the sale of components of the RHEO System which consists of (1) a Rheofilter filter, a Plasmaflo filter, and tubing which, together, comprise a disposable treatment set, and (2) an Octo Nova pump.

We owned consignment inventory of 400 disposable treatment sets held by Macumed AG.  During the year ended December 31, 2008, Macumed consumed a total of 123 treatment sets at a negotiated price of $150 per treatment set, resulting in revenue of $18,500.  In addition, Macumed purchased two Octo Nova pumps at $1,500 per pump, resulting in $3,000 in revenue in the year ended December 31, 2008.  In the third quarter of 2008, we completed an agreement with Diamed Medizintechnik GmbH, or Diamed, in which we agreed to sell to Diamed 113 Octo Nova pumps which had been purchased for commercial use and never used and four Octo Nova pumps previously used for training purposes.  The sale of these pumps resulted in revenues of $136,800 in the year ended December 31, 2008.  All pumps and disposable treatment sets had previously been fully reserved in the fourth quarter of 2007 when we suspended all RHEO System-related activities.

Revenues for the year ended December 31, 2007 consist of revenue from the sale of a total of 600 treatment sets at a negotiated price of $150 per treatment set to Macumed AG.  Revenues for the year ended December 31, 2006 include the sale of 859 treatment sets to Veris at a negotiated price of $200 per treatment set as payment was received by us in advance of shipment of the treatment sets.

On November 1, 2007, we announced an indefinite suspension of the RHEO System clinical development program for Dry AMD and are in the process of winding down all remaining RHEO related clinical studies.  Accordingly, we do not expect to be able to continue to generate revenue from the sale of the components of the RHEO System in the future.

Point-of-Care

Point-of-Care revenue consists of sales of the TearLab Osmolarity System, which is a hand-held tear film test for the measurement of tear osmolarity, a quantitative and highly specific biomarker that has shown to correlate with DED.

The TearLab Osmolarity System consists of the following three components: (1) the TearLab disposable, which is a single-use microfluidic labcard; (2) the TearLab pen, which is a hand-held device that interfaces with the TearLab disposable; and (3) the TearLab reader, which is a small desktop unit that allows for the docking of the TearLab disposable and the TearLab pen and provides a quantitative reading for the operator.

In October 2008, the TearLab Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark.  In connection with the CE mark clearance, we have entered into multi-year agreements with eleven distributors for exclusive distribution of TearLab Osmolarity System in the United Kingdom, the Republic of Ireland, Germany, Spain, Switzerland, France, Turkey, Belgium, Holland, Luxemburg and Italy.  We intend to expand our distribution network to include additional European, Asian and Latin American countries in the future.  We recognized our first revenue from the sales of TearLab in October 2008 and recognized a total of $300,000 of revenue during the year ended December 31, 2008.

Cost of Sales

Retina

Cost of sales includes costs of goods sold and royalty costs.  Our cost of goods sold typically consists primarily of costs for the manufacture of the RHEO System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing, logistics inventory management and recurring regulatory costs associated with conducting business and ISO certification.

During fiscal 2006, we sold a number of treatment sets to Veris at a price, net of negotiated discounts, which was lower than our cost.  As Veris was then our sole customer for the RHEO System treatment sets, the price at which we sold the treatment sets to Veris represented our inventory's then current net realizable value, and therefore, we wrote down the value of the treatment sets to reflect this net realizable value.  Included in cost of sales for the year ended December 31, 2006, is $1,625,000 which reflects the write-down of the treatment sets to its net realizable value.  In addition, we evaluated our ending inventories as at December 31, 2006 on the basis that Veris may not be able to increase its commercial activities in Canada in line with our initial expectations.  Accordingly, we set up an additional provision for obsolescence of $1,679,124 during the year ended December 31, 2006 for treatment sets that will unlikely be utilized prior to their expiration dates.  As at December 31, 2006, the value of our commercial inventory of treatment sets was nil.  On November 1, 2007, we announced an indefinite suspension of the RHEO System clinical development program for Dry AMD, and we are engaged in the process of winding down the RHEO-AMD and other RHEO related clinical studies.  Accordingly, we have written down the value of our commercial inventory of OctoNova pumps to $0 as of December 31, 2007 since we may not be able to sell or utilize these pumps before their technologies become outdated.  Included in cost of sales for the year ended December 31, 2007, is a charge of $2,190,666 which reflects the write-down of the value of these pumps to $0 as of December 31, 2007.

Cost of sales for the year ended December 31, 2008 consisted of $1,500 of shipping in handling costs, $25,000 of royalty fees payable and did not contain any inventory charges since the inventory had already been fully written off in 2007.  Cost of sales for the year ended December 31, 2007 includes $100,000 of royalty fees payable to Dr. Brunner and Mr. Stock and a charge of $2,190,666 which reflects the write-down of the value of our commercial inventory of pumps to $0 as of December 31, 2007.  Included in cost of sales for the year ended December 31, 2006 are $100,000 of royalty fees payable and a total charge of $3,304,124 which reflect the write-down of our commercial inventory of treatment sets to $0 as at December 31, 2006.

Point-of-Care

Point-of-Care cost of sales includes costs of goods sold and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

Gross Margin

During fiscal 2008 as compared with fiscal 2007, our combined gross margin increased 2,571% due to the introduction of TearLab in 2008 and inventory write-downs in the Retina product in 2007 that did not recur in 2008.

During fiscal 2007 as compared with fiscal 2006, our Retina gross margin decreased 579% due to reduced sales in fiscal 2007 and the write down previously noted.

Operating Expenses

For the years ended December 31,
(in thousands)

	2008	Change	2007	Change	2006
General and administrative	$5,439	(33)%	$8,104	(4)%	$8,476
Clinical, regulatory and research and development	2,965	(66)%	8,676	76%	4,922
Sales and marketing	820	(42)%	1,413	(13)%	1,625
Impairment of goodwill	—	N/M *	—	(100%)	65,946
Impairment of intangible assets	—	N/M *	20,923	N/M *	—
Restructuring charges	2,441	85%	1,313	60%	820
Total operating expenses	$11,665	(71)%	$40,429	(51)%	$81,789

*N/M – Not meaningful

General and Administrative Expenses

General and administrative expenses decreased by $2,664,582 or 33% during the year ended December 31, 2008, as compared with the corresponding period in fiscal 2007, primarily due to the indefinite suspension of our RHEO System clinical development program.  Employee salary, benefits, travel and related costs (including stock-based compensation) decreased by $1,149,477 reflecting the impact of the restructuring activities in the latter part of 2007 which in turn reduced employee costs in 2008.  In addition, amortization of intangible assets expense decreased by $1,370,007, from $2,577,038 for the year ended December 31, 2007 to $1,207,031 for the year ended December 31, 2008, and was primarily due to the impairment of RHEO System intangible assets during 2007.  We are continuing to focus our efforts on achieving an orderly refocus on ongoing activities by reviewing and improving upon our existing business processes and cost structure.

General and administrative expenses decreased by $371,346 during the year ended December 31, 2007, as compared with the corresponding period of fiscal 2006 due to a decrease of $1,352,416 in stock-based compensation expense which reflects the reversal of the stock-based compensation expense recorded in prior periods associated with performance-based options granted to certain of our employees, directors and consultants.  The vesting of these options was contingent upon meeting company-wide goals which include the attainment of FDA approval of the RHEO System and the achievement of a minimum amount of sales over a specified period.  In light of the indefinite suspension of the RHEO System clinical development program and the sale of SOLX, management concluded that these goals were no longer achievable and accordingly has reversed the option expense recorded in prior periods associated with these performance-based options.

Included within general and administrative expense are professional fees which decreased by $352,634 during the year ended December 31, 2007 as compared with the corresponding period of fiscal 2006.  These decreases were partially offset by the increase in employee and related travel costs of $383,859 due to the additional cost of TearLab, Inc. employees during the period as well as the increase in amortization expense of $1,182,077 associated with the intangible asset acquired upon the acquisition of TearLab, Inc. on November 30, 2006.  General and administrative expenses for the year ended December 31, 2007 also include a charge of $190,873 which reflects the reduction to the carrying value of certain of our patents and trademarks related to the RHEO System as a result of our indefinite suspension of the RHEO System clinical development program for Dry AMD.  There was no comparative charge during the year ended December 31, 2006.  As previously discussed, the increase in amortization expense is attributed to a higher intangible asset value arising from the fair value adjustments associated with consolidating TearLab, Inc. as a variable interest entity on the date of acquisition.

Clinical, Regulatory and Research and Development

Clinical, regulatory and research and development expenses decreased by $5,710,544 or 66% during the year ended December 31, 2008, as compared with the corresponding prior year period, due to the indefinite suspension of our RHEO System clinical development program.  Clinical expense for Retina activity of $206,966 for the year ended December 31, 2008 represents expenses incurred to close clinics and to support ongoing obligations for patient support.  Clinical expense for Retina activity during the year ended December 31, 2007 was $4,971,408.

TearLab, Inc. expenditures for the year ended December 31, 2008 and 2007 were $2,758,042 and $3,704,144, respectively.  The decrease of $964,102 or 26% reflects the maturing stage of TearLab, Inc. technological development in that the development in the year ended December 31, 2008 was of a nature that could be carried out in-house, whereas the development in the corresponding period was completed primarily in contracted facilities capable of prototyping activities.

In March 2008, we announced that TearLab, Inc. had validated the prototype of the TearLab Osmolarity System and received company-wide certification to ISO 13485:2003.  These achievements allowed us to move forward with clinical trials and attain the CE mark in Europe, in advance of commercialization.

Clinical, regulatory and research and development expenses increased by $3,753,781 during the year ended December 31, 2007, as compared with the corresponding prior year period, due to the increase in TearLab, Inc. product development and regulatory costs of $2,564,703.  TearLab, Inc. employee and related travel costs, professional fees and options expense also increased by $494,458, $328,713 and $112,360, respectively, during the year ended December 31, 2007 as compared with the corresponding period in fiscal 2006.  We acquired 50.1% of the capital stock, on a fully diluted basis, 57.62% on an issued and outstanding basis, of TearLab, Inc. on November 30, 2006.  Therefore, clinical, regulatory and research and development expenses for the year ended December 31, 2006 include TearLab, Inc.'s cost for the month of December 2006.  Clinical trial expenses associated with the RHEO-AMD trial also increased by $1,101,074.  The RHEO-AMD trial was abandoned on November 1, 2007.  Accordingly, we have recorded a write-down to the value of our inventory of treatment sets used for the trial and also written down the carrying value of certain of our medical equipment used in the trial.  Clinical and regulatory expenses for the year ended December 31, 2007 therefore include a charge of $942,309 which reflects the write-down of our inventory and certain of our medical equipment as of December 31, 2007.  Also included in clinical trial expenses for the year ended December 31, 2006 are advance payments totaling $243,644 made to various clinical trial sites for the provision of clinical trial services in connection with our abandoned RHEO-AMD trial.  This unrecoverable amount has been fully expensed in the year ended December 31, 2007.  There was no comparative expense during the year ended December 31, 2006.  These increases in cost during the year ended December 31, 2007 were offset in part by the decrease in costs associated with the MIRA-1 trial, the LEARN, or Long-term Efficacy in AMD from Rheopheresis in North America, trials and other related clinical trials of $2,200,131 since we completed the analysis of the MIRA-1 data during the first half of fiscal 2006 and the treatment phase of the LEARN trials was completed in December 2006.

We are currently awaiting response from the FDA regarding our submission for 510(k) clearance for the diagnostic use of the TearLab test.  A positive response from the FDA will allow us to market the TearLab test in the United States to sites that have a CLIA license to perform Moderate or High complexity testing under CLIA.  Subsequent to the receipt of a 510(k) clearance from the FDA, we intend to complete and submit the results of additional clinical trials in order to seek a CLIA waiver from the FDA for the TearLab test which would allow us to sell to all eye care professionals who hold a CLIA waiver license in the United States.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $593,737 or 42% during the year ended December 31, 2008, as compared with the prior period in fiscal 2007.

Retina sales and marketing expense for the year ended December 31, 2008 was a recovery of $155,635 compared to an expense of $1,166,922 during the previous year, a decline of $1,322,557.  This decline is due in general to the indefinite suspension of our RHEO System clinical development program and, in particular, to declines in compensation and benefits of $492,826, stock-based compensation of $310,202 and other internal and external marketing costs of $319,067.  As a result of the reversal of option expenses of $137,905 related to options modified as to terms related to life of the options after an employee’s termination and the reversal of marketing accruals of $20,845, sales and marketing costs in the year ended December 31, 2008 for Retina activities reflected a recovery of expenses.

Sales and marketing expense for TearLab, Inc. increased by $728,820 in the year ended December 31, 2008 when compared with fiscal 2007.  This increase reflects an increased focus on building awareness of the TearLab Osmolarity System prior to commercialization with specific increases of $390,410 of internal and external marketing costs and $183,186 of compensation and benefits.

Sales and marketing expenses decreased by $211,729 during the year ended December 31, 2007, as compared with the prior period in fiscal 2006, due to the decrease in the RHEO System marketing expenses of $128,420.  Stock-based compensation expense also decreased by $331,038 which reflects the reversal of the stock-based compensation expense recorded in prior periods associated with performance-based options granted to certain of our employees, directors and consultants.  The vesting of these options was contingent upon meeting company-wide goals which include the attainment of FDA approval of the RHEO System and the achievement of a minimum amount of sales over a specified period.  In light of the indefinite suspension of the RHEO System clinical development program and the sale of SOLX, management concluded that these goals were no longer achievable and accordingly has reversed the option expense recorded in prior periods associated with these performance-based options.  These decreases in cost were offset in part by the increase in TearLab, Inc. employee and related travel costs of $146,504 and professional fees of $61,559.  During 2007, TearLab, Inc. hired a new employee and retained the use of some outside consultants to begin establishing sales and marketing efforts to increase awareness of the TearLab Osmolarity System, and upon receipt of FDA approval, to promote the use of the TearLab Osmolarity System in the United States.

The cornerstone of our sales and marketing strategy to date has been to increase awareness of our product among eye care professionals and, in particular, the key opinion leadership within the eye care industry.  We will continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab Osmolarity System among eye care professionals.  This strategy encompasses our utilization of specific conferences and podium forums for communicating key messages about our product platform, TearLab and our first product, specifically the TearLab Osmolarity System.  Messaging will be tailored to our targeted physician audiences; refractive surgeons, general ophthalmologists and optometrists.  Data generated from clinical trials will be presented by key opinion leaders from the podium at conferences in order to validate key clinical assumptions, i.e., the clinical advantages of osmolarity as a disease marker or biomarker for diagnosing and managing DED, how the TearLab Osmolarity System integrates into the clinical routine, how eye care professionals can improve their DED practice/franchise, how the TearLab Osmolarity System can be utilized for refractive surgery, fitting and dispensing contact lenses, and how to prescribe therapy.

Impairment of Goodwill

The decrease in our stock price subsequent to the February 3, 2006 announcement of the MIRA-1 trial's failure to meet its primary efficacy endpoint, the June 12, 2006 announcement of the outcome of our meeting with the FDA and the June 30, 2006 announcement of the termination of negotiations with Sowood were identified as indicators of impairment which led to an analysis of our intangible assets and goodwill which, in turn, resulted in the reporting of an impairment charge of $65,946,686 and $147,451,758 during the years ended December 31, 2006 and 2005, respectively.  We have not recorded any goodwill or goodwill impairment charges from continuing operations during the years ended December 31, 2008 or 2007.

Impairment of Intangible Assets

Prior to the termination of the Distribution Agreement on February 25, 2008, our intangible assets consisted of the value of the distribution agreement with Asahi Medical and the distribution agreement we had with Diamed and MeSys, the designer and the manufacturer, respectively, of the OctoNova pumps.  The Rheofilter filter, the Plasmaflo filter and the OctoNova pump are components of the RHEO System.  On November 1, 2007, we announced the indefinite suspension of the RHEO System clinical development program for Dry AMD, and we are in the process of winding down the RHEO-AMD and related RHEO related clinical studies.  There is no reasonable prospect that the RHEO System clinical development program will be relaunched in the foreseeable future.  In accordance with Statement of Financial Accounting Standard, or SFAS, No. 144, we concluded that the indefinite suspension of the RHEO System clinical development program for Dry AMD was a significant event which may have affected the carrying value of our distribution agreements.  Accordingly, management was required to re-assess whether the carrying value of our distribution agreements was recoverable as of December 31, 2007.  Based on management's estimates of undiscounted cash flows associated with the distribution agreements, we concluded that the carrying value of the distribution agreements was not recoverable as of December 31, 2007.  Accordingly, we recorded an impairment charge of $20,923,028 during the year ended December 31, 2007 to record the distribution agreements at their fair value as of December 31, 2007.  There was no comparable expense during the years ended December 31, 2008 and 2006.

Restructuring Charges

In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recognized a total of $2,440,820, $1,312,721 and $819,642 in restructuring charges during the years ended December 31, 2008, 2007 and 2006, respectively.  With the suspension of our RHEO System clinical development program, and the consequent winding-down of the RHEO-AMD study, and our disposition of SOLX during the year ended December 31, 2007, we reduced our workforce considerably.  During 2006, we implemented a number of structural and management changes designed both to support the continued development of the RHEO System and to execute our accelerated diversification strategy within ophthalmology.  The restructuring charges of $1,312,721 and $819,642, recorded in the years ended December 31, 2007 and 2006, respectively, consist solely of severance and benefit costs related to the termination of certain of our employees at our Palm Harbor and Mississauga offices.  The total restructuring charges of $2,440,820 recorded in the year ended December 31, 2008 consists solely of severance and benefit costs related to the termination of a total of 13 employees at our Mississauga office.

The table below details the activity affecting our restructuring liability during the three years ended December 31, 2008, 2007 and 2006.

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Accrued restructuring liability – beginning of period	$1,313	$—	$—
Restructuring charges during the period	2,441	1,313	820
Restructuring charges settled by issuance of stock options	(2,278)	—	—
Foreign exchange adjustment	(78)	—	—
Restructuring charges settled in cash	(1,385)	—	(820)
Accrued restructuring liability – end of period	$13	$1,313	$—

Other Income, Net

For the years ended December 31,
(in thousands)

	2008	Change	2007	Change	2006
Interest income	$76	(88)%	$610	(55)%	$1,370
Changes in fair value of warrant obligation	(58)	(103)%	1,882	N/M *	—
Gain on sale/(impairment) of investments	1,036	(200)%	(1,036)	N/M *	—
Interest expense	(318)	N/M *	(17)	13%	(15)
Amortization of financing costs	(180)	N/M *	—	N/M *	—
Other income	369	1,950%	18	(42)%	31
Discount on shares issued	(1,239)	N/M *	—	N/M *	—
Minority interest	1,978	51%	1,312	715%	161
	$1,664	(40)%	$2,769	79%	$1,547

*N/M – Not meaningful

Interest Income

Interest income consists of interest income earned on our cash, cash equivalent and investment positions.  The continued decrease in interest income during years ended December 31, 2008 and 2007, when compared to the corresponding period in fiscal 2006, is due to lower average cash and investment balances in 2007 as compared to 2006 and declining average interest rates experienced in 2008 compared to 2007.

Changes in Fair Value of Warrant Obligation

On February 6, 2007, pursuant to the Securities Purchase Agreement, or the SPA, between us and certain institutional investors, we issued warrants to these investors, which are referred to as the Warrants.  The Warrants are five-year warrants exercisable into an aggregate of 106,838 shares of our common stock at a price of $46.25 per share.  On February 6, 2007, we also issued warrants to Cowen and Company, LLC, or the Cowen Warrant, in partial payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the shares under the SPA and the Warrants.  The Cowen Warrant is a five-year warrant convertible into 3,740 shares of our common stock.  The per share exercise price of the Warrants is $46.25, and the Warrants became exercisable on August 6, 2007.  We account for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133 along with related interpretation EITF 00-19.  Based on the provisions of EITF 00-19, we determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity.  Accordingly, we have classified the Warrants and the Cowen Warrant as a current liability as at December 31, 2007.  The estimated fair value was determined using the Black-Scholes option-pricing model.  In addition, SFAS No. 133 requires us to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period.  We therefore estimated the fair value of the Warrants and the Cowen Warrant as at December 31, 2007 and determined the aggregate fair value to be a nominal amount, a decrease of approximately $2,052,578 ($1,882,497 net of costs associated with the issuance of the warrants of $170,081) over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance.  We estimated the fair value of the warrants at December 31, 2008 and determined the aggregate fair value to be $57,666, an increase of $57,666 from the nominal value calculated at December 31, 2007.  There was no comparable net gain or loss recorded in the year ended December 31, 2006.

Gain on Sale/(Impairment) of Investments

As at December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consisted of investments in four separate asset-backed auction rate securities, or ARS, yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Based on discussions with our advisors and the lack of liquidity for ARS of this type, we concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007.  Accordingly, these ARS were recorded at their estimated fair value of $863,750.  We considered this to be another-than-temporary reduction in the value of these ARS.  Accordingly, the impairment associated with these ARS of $1,036,250 has been included as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2007.  In the fourth quarter of 2008, Credit Suisse purchased our outstanding ARS for an aggregate amount of $1,900,000.  As a result of the realization of the original principal amount of the ARS, we have reversed the 2007 impairment charge of $1,036,250 in our 2008 consolidated statement of operations.

Interest Expense

Interest expense for the year ended December 31, 2008 consists of accrued interest on Bridge Loans that were converted into our common stock in October 2008.

Interest expense for the years ended December 31, 2007 and 2006 consists primarily of the commitment fee due to Mr. Vamvakas on the undrawn portion of the Total Commitment Amount during the periods.

Amortization of Finance Costs

Amortization of finance costs for the year ended December 31, 2008 consists of $180,000 paid to Marchant Securities Inc., or Marchant, a related party, for introducing us to the bridge loan lenders who participated in the February 19, 2008 bridge financing.  The finance costs had been fully expensed at the time of the conversion of the Bridge Loans in October 2008.

Other Income (Expense)

Other income for the years ended December 31, 2008, 2007 and 2006 consists primarily of foreign exchange gain of $325,483, $22,889 and $37,229, respectively, due to exchange rate fluctuations on our foreign currency transactions.

Discount on Shares Issued - Beneficial Conversion Feature on Sale of Common Stock

Under the terms of certain Bridge Loans, the conversion price was set at $2.125 per share, a 15% discount to the $2.50 per share paid by PIPE investors.  Accordingly, pursuant to EITF Issue No. 98-5, ("Accounting for Convertible Securities with Beneficial Conversion Features"), we recorded a beneficial conversion on the sale of common stock of $1,239,163 in October 2008, which is equal to the number of shares of common stock issued upon conversion of the Bridge Loans multiplied by the difference between the estimated fair value of the common stock and the bridge loan conversion price per share.  The beneficial conversion resulted in a charge to the statement of operations and a credit to additional paid-in capital in the same amount.

Minority Interest

On October 6, 2008 we acquired the remaining ownership interest of TearLab, Inc. in exchange for the issuance of 3,169,938 shares of common stock.  Subsequent to October 6, 2008, no further amounts were reported as minority interest.

The amount of losses allocated to minority interest increased by $665,544 to $1,977,722 in the year ended December 31, 2008 from $1,312,721 in the year ended December 31, 2007.

The increase in the year ended December 31, 2008 was primarily related to:

•
a substantial reduction in the minority interest share of tax losses benefited in the year of $1,152,061 resulting from the application of Section 382 of the Internal Revenue Code, or Section 382, restrictions upon the change of control in the Company with the successful completion of the PIPE, conversion of the Bridge Loans and acquisition of the minority interest of TearLab, Inc.

This increase was partially offset by the following decreases in the share of losses allocated to minority interest:

•	a decrease in the share of operating losses in the year of $314,819 as a result of only 9 months of losses being reported in 2008 prior to the acquisition of the minority interest of TearLab, Inc.;

•
a decrease in the share of non-operating losses from the net amortization of intangibles and deferred tax liabilities of $98,170 as a result of only 9 months of amortization in 2008 prior to the acquisition of the minority interest of TearLab, Inc.; and

•
an increase in the share of profit in the year of $73,528 arising from the excess of the milestone payment due in 2008 over the estimate recorded in 2006 when we acquired our interest in TearLab, Inc. being greater than the excess of the milestone payment due in 2007 over the recorded estimate.

The minority interest share of losses in the year ended December 31, 2007 increased by $1,150,999 from the share of losses reported in the year ended December 31, 2006 which is consistent with the fact that our 2006 results reflect only one month's share of losses subsequent to our November 30, 2006 acquisition of a majority interest in TearLab, Inc.

Recovery of Income Taxes

For the years ended December 31,
(in thousands)

	2008	Change	2007	Change	2006
Recovery of income taxes for continuing operations	$338	(94%)	$5,566	91%	$2,916

The closing of the PIPE, the acquisition of the remaining ownership interest in TearLab, Inc. and the conversion of the Bridge Loans combined to result in a change of control for tax purposes causing Section 382 restrictions on the use of tax losses to apply.  We record the tax benefit related to tax losses as deferred income tax assets to offset deferred income tax liabilities arising from our intangible assets.  As a result of the change of control, all previously recorded deferred tax assets were reversed, and we will only be able to recognize the benefit of losses incurred subsequent to the change of control and those losses prior to the change of control permitted under Section 382.

The recovery of income taxes decreased by $5,227,696 in the year ended December 31, 2008 to $337,846 from $5,565,542 in the year ended December 31, 2007.

This decrease in the year ended December 31, 2008 arose because:

•
In the year ended December 31, 2007, the recovery of income taxes included net benefits of $4,291,773 arising from the reversal of the deferred tax liability associated with RHEO related intangibles against which a full impairment was recorded.  No comparable benefit was reported in the year ended December 31, 2008.

•
In the year ended December 31, 2008, issuance of shares in association with the PIPE, conversion of Bridge Loans and acquisition of the minority shareholding of TearLab, Inc., resulted in a change of control for tax purposes and a Section 382 restriction on the amount of tax losses prior to these transactions that can be recovered.  As a result of the Section 382 restrictions, a net reversal of benefits (i.e. a tax expense) of $2,304,938 occurred in the year ended December 31, 2008.  This reversal was offset by an increase of $1,402,018 in losses benefited in the year ended December 31, 2008 over losses benefited in the year ended December 31, 2007.

•	In the year ended December 31, 2008, amortization of deferred tax liabilities decreased by $33,003 as compared to the year ended December 31, 2007.

The recovery of income taxes increased by $2,649,751 in the year ended December 31, 2007 to $5,565,541 from $2,915,790 in the year ended December 31, 2006.

This increase in the year ended December 31, 2007 arose because:

•
In the year ended December 31, 2007, an increase in the recovery of income taxes included net benefits of $2,344,450 arose from the reversal of $4,291,773 deferred tax liabilities associated with RHEO related intangibles against which a full impairment was recorded.  In comparison the net benefits in the year ended December 31, 2006 were $1,947,323.

•
In the year ended December 31, 2007, TearLab, Inc. tax losses benefited increased by $694,671 to $757,953 from $63,282 in the year ended December 31, 2006 reflecting the full year of losses benefited in the year ended December 31, 2007 as compared to only one month of tax losses benefited in the year ended December 31, 2006 consistent with the acquisition of a majority interest in TearLab, Inc. on December 1, 2006.

•
In the year ended December 31, 2007, TearLab, Inc. amortization of deferred tax liabilities increased by $461,216 to $515,816 from $54,600 in the year ended December 31, 2006 reflecting a full year of amortization in the year ended December 31, 2007 as compared to only one month of amortization in the year ended December 31, 2006 consistent with the acquisition of a majority interest in TearLab, Inc. on December 1, 2006.

These increases were partially offset by a decrease in the year ended December 31, 2007 in which RHEO related amortization of deferred tax liabilities decreased by $845,657 to $0 from $845,657 in the year ended December 31, 2006 reflecting a full year of amortization in the year ended December 31, 2006 while in the year ended December 31, 2007 all amortization was reversed in the year as a result of a full impairment recorded against RHEO related intangibles.

To date, we have recognized income tax benefits in the aggregate amount of $2.2 million net of any reversals associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States which may be utilized to reduce taxes in future years.  The benefits associated with the balance of the net operating losses are subject to a full valuation allowance since it is not more likely than not that these losses can be utilized in future years.

Recovery of income taxes for the years ended December 31, 2008 and 2007 also includes the amortization of the deferred tax liability of $482,813 and $515,816, respectively, which was recorded based on the difference between the fair value of intangible asset acquired upon the acquisition of a majority interest in TearLab, Inc. on November 30, 2006 and its tax base.  The deferred tax liability has been reduced by the recording of Section 382 losses in 2007 and 2008 resulting in a decrease in the amortization year over year of $33,003.  The deferred tax liability totaling $4,868,822 is being amortized over a period of approximately 10 years, the estimated useful life of the intangible asset.

Discontinued Operations

On December 19, 2007, we sold to Solx Acquisition, and Solx Acquisition purchased from us, all of the issued and outstanding shares of the capital stock of SOLX, which had been our Glaucoma subsidiary prior to the completion of this transaction.  The results of operations for SOLX have been reflected as discontinued operations in our statements of operations for the years ended December 31, 2008, 2007 and 2006.

Liquidity and Capital Resources

As at December 31,
($ in thousands)

	2008	2007	Change
Cash and cash equivalents	$2,565	$2,236	15%
Percentage of total assets	19%	15%
Working capital (deficiency)	$1,550	$(997)

*N/M - Not meaningful

Financial Condition

Management believes that our cash, cash equivalents and short-term investments will be sufficient to meet our operating activities and other demands until approximately May 2009.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties.  Actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements will depend on many factors, including but not limited to:

•	the cost and results of continuing development of TearLab, Inc.'s TearLab Osmolarity System;

•
the cost and results, and the rate of progress, of the clinical trials of the TearLab Osmolarity System that will be required to support TearLab, Inc.'s application to obtain a CLIA waiver from the FDA;

•	TearLab, Inc.'s ability to obtain 510(k) approval and a CLIA waiver from the FDA for the TearLab Osmolarity System and the timing of such approval, if any;

•	whether government and third-party payers agree to reimburse the TearLab Osmolarity System;

•	the costs and timing of building the infrastructure to market and sell the TearLab Osmolarity System;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

At the present time, our only product is the TearLab Osmolarity System, and we cannot begin commercialization of our product in the United States until we receive 510(k) approval from the FDA.  At this time, we do not know when we can expect to begin to generate revenues from the TearLab Osmolarity System in the United States.

We will need additional capital in approximately May 2009, and our prospects for obtaining that capital are uncertain.  Additional capital may not be available on terms favorable to us, or at all.  In addition, future financings could result in significant dilution of existing stockholders.  However, unless we succeed in raising additional capital, we anticipate that we will be unable to continue our operations beyond approximately May 2009.

In December 2004, we raised $67,200,000 of gross cash proceeds (less issuance costs of $7,858,789) in an initial public offering of shares of its common stock.  Immediately prior to the offering, the primary source of our liquidity was cash raised through the issuance of debentures.

On February 6, 2007, we raised gross proceeds in the amount of $10,016,000 (less issuance costs of approximately $816,493) in a private placement of shares of our common stock and warrants.

On October 6, 2008, we raised $2,173,000 in a private placement, or PIPE, transaction in which we issued 869,200 of our common shares at a per share price of $2.50.

During 2008, we entered into a series of bridge loan transactions that resulted in the receipt of an aggregate of $6,703,500.  The Bridge Loans accrued interest at 12% per annum through the date of their conversion.  On October 6, 2008, the $6,703,500 of outstanding Bridge Loan's principal and $318,478 of accrued interest converted into 3,304,511 shares of our common stock.  Under the terms of the Bridge Loans, the conversion price was set at $2.125 per share, a 15% discount to the $2.50 per share paid by the PIPE investors.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents will only be sufficient to sustain our operations until approximately May 2009.  We are actively evaluating and pursuing various financing possibilities at this time.  We typically expect our primary sources of cash will be related to the collection of accounts receivable and, to a lesser degree, interest income on our cash and investment balances.  Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue, any bad debts we experience and our overall collection rates on the related accounts receivable.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks.  In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

Years ended December 31,
(in thousands)

	2008	Change	2007	Change	2006
Cash used in operating activities	$(9,435)	$7,782	$(17,217)	$(2,669)	$(14,548)
Cash used in investing activities	1,614	(2,896)	4,510	(5,908)	10,418
Cash provided by financing activities	8,150	(1,052)	9,202	8,931	271
Net (decrease) increase in cash and cash equivalents during the year	$329	$3,834	$(3,505)	$354	$(3,859)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the year ended December 31, 2008 was $9,434,310 which approximates our loss from continuing operations of $9,368,391.  The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, the provision for obligation under warrants, accrued interest on the Bridge Loans converted into equity, discount on share issued, stock-based compensation expense, and stock-based compensation expense as a result of severance obligations in the aggregate total of $5,380,562.  The non-cash items which comprise a portion of the net loss during that period include the realized gain on investments previously impaired of $1,036,250, deferred tax charges of $337,846 and minority interest share of losses of $1,977,722.  Additionally financing fees paid of $180,000 have been re-allocated to financing activities.

Net cash used to fund our operating activities during the year ended December 31, 2007 was $17,217,438.  Net loss during the year was $69,829,983.  The non-cash charges which comprise a portion of the net loss during that period consisted primarily of the intangible assets and goodwill impairment of $57,656,388 and the amortization of intangible assets, fixed assets, patents and trademarks and accretion expense of $7,206,548 netted by applicable deferred income taxes of $14,915,425 and minority interest of $1,312,178.  Additional non-cash charges consist of $480,971 in stock-based compensation charges and impairment of investments of $1,036,250 netted by the change in the fair value of warrant obligation of $1,882,497.

The net change in non-cash working capital balances related to operations for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
Due to related party	$—	$—	$(5,065)
Accounts receivable	41,759	(58,782)	390,634
Inventory	(148,201)	2,756,759	2,250,554
Prepaid expenses	165,063	37,951	247,361
Accounts payable	(878,127)	797,415	(1,225,575)
Accrued liabilities	(1,671,658)	911,987	(1,155,335)
Deferred revenue and rent inducements	237,400	—	—
Due to stockholders	(9,662)	(109,842)	(5,827)
Other current assets	(11,239)	7,000	12,781
	$(2,274,665)	$4,342,488	$509,528

Explanations of the more significant net changes in non-cash working capital balances are as follows:

•
Accounts receivable decreased due to the net impact of the collection of outstanding receivables related to RHEO activities offset by an increase in receivable balances related to the first sales of TearLab test in the fourth quarter of 2008.

•	Inventory increased due to the commercialization of TearLab test in the fourth quarter of 2008.

•
The decline in prepaid expenses resulted primarily from a decline in prepaid insurance costs attributable to a reduction in insurance premiums and the elimination of advances related to the RHEO System clinical trials.

•	Accounts payable decreased due primarily to the wind-down of RHEO related activities, specifically, payment for clinical trial services which were suspended in the fourth quarter of 2007.

•
Accrued liabilities decreased primarily due to a decrease to the accrual of $1,299,786 in restructuring charges and as a result of the overall decline in operational spending as a result of our restructuring.

•
Increase in deferred revenue reflects advance payment for products that will be shipped in 2009 and for sub-licensing fees that will be amortized over the acquisition of 300 TearLab units from the sub-licensee.

Cash Provided by Investing Activities

Net cash provided by investing activities for the year ended December 31, 2008 is $1,613,834 and consists of the net sale of short-term investments of $1,900,000 offset by $133,104 used to acquire fixed assets and $153,062 used to protect and maintain patents and trademarks.

Net cash provided by investing activities for the year ended December 31, 2007 is $4,510,838 and consists of the net sale of short-term investments of $7,885,000 offset in part by the payment of $3,000,000 to the former stockholders of SOLX in connection with the payment of a portion of the purchase price negotiated for the acquisition of SOLX in September 2006, cash in the amount of $267,934 used to acquire fixed assets and cash in the amount of $106,228 used to protect and maintain patents and trademarks.

Net cash provided by investing activities for the year ended December 31, 2006 was $10,418,156 and resulted from cash generated from the sale of short-term investments of $21,841,860.  Cash used in investing activities during the period consists of $255,886 used to acquire fixed assets and $105,217 used to protect and maintain patents and trademarks.  Additional cash used in investing activities includes cash of $7,906,968 paid by us, including costs of acquisition, to acquire SOLX net of cash acquired from SOLX of $34,719.  In addition, we advanced a total of $2,434,537 to SOLX to support its operations prior to the acquisition.  We also invested $2,076,312 to acquire 50.1% of the capital stock of TearLab, Inc., on a fully diluted basis, 57.62% on an issued and outstanding basis, including acquisition costs of $76,312.  Cash acquired upon the acquisition of TearLab, Inc. was $1,320,497.  The $2,076,312 invested by us in TearLab, Inc. has been utilized to fund the operations of TearLab, Inc.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2008 was $8,149,921 and is made up of $6,703,500 raised during 2008 from the issuance of Bridge Loans (converted to common stock in October 2008) and $2,173,000 from the sale of common stock in a PIPE transaction, offset by $268,800 in financing fees and fees for services related to the Bridge Loans and $457,777 in share issuance costs related to the PIPE, Bridge Loans and acquisition of the minority shareholding of TearLab, Inc. transactions.

Net cash provided by financing activities for the year ended December 31, 2007 was $9,201,735 and is made up of gross proceeds in the amount of $10,016,000 raised in the February 2007 private placement of shares and Warrants, less issuance costs of $871,215 which includes the fair value of the Cowen Warrant of $97,222 issued in part payment of the placement fee owed to Cowen and Company, LLC.  Cash provided by financing activities also includes cash received in the amount of $2,228 from the exercise of options to purchase shares of our common stock, offset by additional share issuance costs of $42,500 in respect of the shares issued to the former stockholders of SOLX in part payment of the purchase price of SOLX.

Net cash provided by financing activities for the year ended December 31, 2006 was $270,935 and reflects cash received from the exercise of options to purchase shares of our common stock.

Borrowings

As of December 31, 2008, we have no outstanding long-term debt or balances available under credit agreements.

Contractual Obligations and Contingencies

The following table summarizes our contractual commitments as of December 31, 2008 and the effect those commitments are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Operating leases	$131	$114	$17	$—
Royalty payments	385	35	105	245
Total	$516	$149	$122	$245

Off-Balance-Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Revenue Recognition

We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.  In addition, we comply with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Amounts received in excess of revenue recognizable under SAB No. 104 are deferred.

Subsequent to its launch in the fourth quarter of 2008, all of our revenues have been derived from sales of the TearLab Osmolarity System which consists of hardware and related disposables.  Our sales are currently to countries in Europe and are generally transacted through distributors.  We record revenue when all of our obligations are completed.

We have recognized revenue from the sale of the RHEO System, prior to our announcement of the indefinite suspension of its RHEO System clinical development program, and, from the sale of the components of the SOLX Glaucoma System which includes the SOLX 790 Titanium Sapphire Laser ("SOLX 790 Laser") and the SOLX Gold Shunt, prior to our disposition of SOLX on December 19, 2007.  We sold the components of the SOLX Glaucoma System directly to physicians and also through distributors and reported our revenues net of distributors' commissions.  Since we had the obligation to train our customers and to calibrate the OctoNova pumps delivered to them, we deferred and recognized the related revenue only upon the completion of these services.

Bad Debt Reserves

We evaluate the collectability of our accounts receivable based on a combination of factors.  In cases where management is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to us, a specific allowance against amounts due to us is recorded, which reduces the net recognized receivable to the amount management reasonably believes will be collected.  For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, and historical experience.  The provision for doubtful accounts is charged to general and administrative expense and accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted.

As of December 31, 2008 and 2007, we had bad debt reserves of $0 and $172,992, respectively.  We did not write-off any uncollectible accounts receivable during the years ended December 31, 2008, 2007 and 2006, and set up a provision for $0, $172,992, and $0 during the years ended December 31, 2008, 2007 and 2006, respectively.

Inventory Valuation

Inventory is recorded at the lower of cost (first-in, first-out) or net realizable value and consists of finished goods.  Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.  Inventory is periodically reviewed for evidence of slow-moving or obsolete parts, and the estimated reserve is based on management's reviews of inventories on hand, compared to estimated future usage and sales, reviewing product shelf-life, and assumptions about the likelihood of obsolescence.

In April 2006, we sold a number of RHEO treatment sets at a price lower than our cost.  As a result, we wrote down the carrying value of our treatment sets to reflect this current net realizable value during the year ended December 31, 2006.  As a result of the indefinite suspension of the RHEO System clinical development program for Dry AMD, we wrote down the value of our treatment sets and OctoNova pumps, the components of the RHEO System, to zero as of December 31, 2007 since we did not expect to be able to sell or utilize these treatment sets and OctoNova pumps prior to their expiration dates, in the case of the treatment sets, or before the technologies become outdated.

As of December 31, 2008 and 2007, we had inventory reserves of $68,062 and $7,295,545, respectively.  During the years ended December 31, 2008, 2007 and 2006, we recognized a provision for excess and obsolete inventory of $68,062, $2,790,209, and $3,304,124, respectively, and wrote-off $7,295,545, $0 and $0, respectively.

Valuation of Intangible and other Long-lived Assets.

We periodically assess the carrying value of intangible and other long-lived assets, which requires us to make assumptions and judgments regarding the future cash flows of these assets.  The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

•	the asset's ability to continue to generate income from operations and positive cash flow in future periods;

•	loss of legal ownership or title to the asset;

•	significant changes in our strategic business objectives and utilization of the asset(s); and

•	the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fair value is determined by a combination of third party sources and discontinued cash flows.  In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us.  We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies.  If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

At December 31, 2008, the net book value of identifiable intangible assets that are subject to amortization totaled $9,568,023 and the net book value of fixed assets totaled $183,384.

We determined that, as of December 31, 2007 and 2008, there have been no significant events which may have affected the carrying value of its TearLab technology.  However, our prior history of losses and losses incurred during the current fiscal year reflects a potential indication of impairment, thus requiring management to assess whether the TearLab, Inc.'s technology was impaired as of December 31, 2007 and 2008.  Based on management's estimates of forecasted undiscounted cash flows as of December 31, 2007 and 2008, we concluded that there was no indication of an impairment of the TearLab technology in either fiscal period.  In addition, in conjunction with the acquisition of the remaining minority interest in TearLab, Inc., management, in consultation with an outside valuation firm, prepared an analysis of the fair value of the TearLab technology.  The conclusion of management’s analysis was that the related intangible assets were not impaired as of the date of the acquisition or as of December 31, 2007 or 2008.  Therefore, no impairment charge was recorded during the years ended December 31, 2007 and 2008 with regard to the TearLab technology.

Valuation of Financial Instruments

We account for our financial instruments at fair value based on various accounting literatures, including SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 157, Fair Value Measurements.  In determining fair value, we consider both the credit risk of our counterparties and our own creditworthiness.  SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008.  The framework requires the valuation of investments using a three tiered approach in the valuation of investments.  For details on the assets and liabilities subject to fair value measurements and the related valuation techniques used, refer to Footnote 17 - Fair Value Measurements of the accompanying financial statements.

Stock-based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123R, "Share-Based Payments", requiring the recognition of expense related to the fair value of our stock-based compensation awards.  We elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods.  Under this transition method, stock-based compensation expense for each of the years ended December 31, 2008, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123.  Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Options granted may be time-based or performance-based options.  The vesting of performance-based options is contingent upon meeting company-wide goals, including obtaining FDA approval of the RHEO System and the achievement of a minimum amount of sales over a specified period.  Generally, options expire 10 years after the date of grant.

Our computation of expected volatility for the years ended December 31, 2008, 2007 and 2006 is based on a comparable company's historical stock prices as we did not have sufficient historical data.  Our computation of expected life has been estimated using the "short-cut approach" as provided in SAB No. 110 as options granted by us meet the criteria of "plain vanilla" options as defined in SAB No. 110.  Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period.  The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

As of December 31, 2008, $2.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.68 years.

Income Taxes

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. (“FIN”) 48, "Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109."  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosure.

As a result of the implementation of the provisions of FIN No. 48, we recognized a reduction to the January 1, 2007 deferred tax liability balance in the amount of $4,600,000 with a corresponding reduction to accumulated deficit.

As of January 1, 2007, we had unrecognized tax benefits of $24.8 million which, if recognized, would favorably affect our effective tax rate.

When applicable, we recognize accrued interest and penalties related to unrecognized tax benefits as other expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.  As of January 1, 2007, we did not have any liability for the payment of interest and penalties.

We do not expect a significant change in the amount of its unrecognized tax benefits within the next 12 months.  Therefore, it is not expected that the change in our unrecognized tax benefits will have a significant impact on our results of operations or financial position.

However, the completion of the reorganization transactions on October 6, 2008 makes it more likely than not that we incurred a change of control for purposes of Section 382 for US Income Taxes.  (See Note 13 Income Taxes in the notes to the financial statements.)  Rules under Section 382 of the U.S. Income Tax Code substantially reduce our ability to utilize prior tax losses.  Accordingly, income tax benefits of $2,304,938, representing the excess of income tax benefits previously recognized and the income tax benefit applicable to the equivalent of one year's losses deductible in accordance with Section 382 and benefits related to unrestricted losses under Section 382(h) of the U.S. Income Tax Code, were reversed in 2008 and reported as an income tax expense.

All of our federal income tax returns and those of our subsidiaries remain open since their respective dates of incorporation due to the existence of net operating losses.  We and our subsidiaries have not been, nor are they currently, under examination by the Internal Revenue Service or the Canada Revenue Agency.

State and provincial income tax returns are generally subject to examination for a period of between three and five years after their filing.  However, due to the existence of net operating losses, all of our state income tax returns and those of our subsidiaries since their respective dates of incorporation are subject to re-assessment.  The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.  We and our subsidiaries have not been, nor are they currently, under examination by any state tax authority.

In accordance with SFAS No. 109, "Accounting for Income Taxes," income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences.  We recognize the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date.  A valuation allowance is established when it is "more likely than not" the future realization of all or some of the deferred tax assets will not be achieved.

As of December 31, 2008, we had net operating losses potentially available for carry forwards for federal income taxes of $18.5 million.  Our utilization of the net operating loss and tax credit carry forwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure.  The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

At December 31, 2008, we had recorded a deferred tax liability due to the difference between the fair value of our intangible assets and their tax bases.  We also recorded a deferred tax asset, netted off against the deferred tax liability, from the availability of 2008 net operating losses in the United States which may be utilized to reduce taxes in future years.  In addition, we also had additional deferred tax asset representing the benefit of net operating loss carry forwards and certain stock issuance costs capitalized for tax purposes.  We did not record a benefit for this deferred tax asset because realization of the benefit was uncertain, and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 3 of the Notes to Consolidated Financial Statements included in Item 8.

ITEM 7A.           Quantitative and Qualitative Disclosures about Market Risk.

Currency Fluctuations and Exchange Risk

All of our sales are in U.S. dollars, while a portion of our expenses are in Canadian dollars and Australian dollars.  We cannot predict any future trends in the exchange rate of the Canadian dollar or Australian dollar against the U.S. dollar.  Any strengthening of the Canadian dollar or Australian dollar in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in both Canadian dollars and Australian dollars to meet short term operational operating requirements.  Based on the balances in the Canadian dollar and Australian dollar denominated bank accounts at December 31, 2008, hypothetical increases of $0.01 in the value of the Canadian dollar and the Australian dollar in relation to the U.S. dollar would not have a material impact on the results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in investment grade securities or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the year ended 2008 would reduce interest income by under $25,000.

ITEM 8.           Financial Statements and Supplementary Data.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OccuLogix, Inc.

We have audited the accompanying consolidated balance sheet of OccuLogix, Inc. as of December 31, 2008 and the related consolidated statements of operations, stockholders' equity and cash flows of the year ended December 31, 2008.  Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2008.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OccuLogix, Inc. as of December 31, 2008 and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that OccuLogix, Inc. will continue as a going concern.  As more fully described in Note 1, the Company has incurred recurring operating losses and has minimal working capital.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters also are described in Note 1.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to these consolidated financial statements, the Company changed its accounting policy in regards to the accounting for income taxes for the year ended December 31, 2007.

/s/ Ernst & Young LLP

San Diego, California
March 25, 2009

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OccuLogix, Inc.

We have audited the accompanying consolidated balance sheet of OccuLogix, Inc. (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and the consolidated result of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

As discussed in Note 2 to these consolidated financial statements, the Company changed its accounting policy in regards to the accounting for income taxes for the year ended December 31, 2007.

Toronto, Canada,	/s/ Ernst & Young LLP
March 14, 2008 (except for note 23,	Chartered Accountants
as to which the date is July 18, 2008)	Licensed Public Accountants

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$2,565,277	$2,235,832
Accounts receivable, net of bad debt reserves of $0 in 2008 and $172,992 in 2007	333,056	374,815
Inventory, net of provision for inventory obsolescence of $68,062 in 2008 and $7,295,545 in 2007	148,201	—
Prepaid expenses	316,058	481,121
Other current assets	21,680	10,442
Total current assets	3,384,272	3,102,210
Fixed assets, net	183,384	122,286
Patents and trademarks, net	269,398	139,437
Investments	—	863,750
Intangible assets, net	9,568,023	11,085,054
Total assets	$13,405,077	$15,312,737
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$314,680	$1,192,807
Accrued liabilities	1,201,793	2,873,451
Due to stockholders	23,152	32,814
Deferred revenue	237,400	—
Obligations under warrants	57,666	—
Total current liabilities	1,834,691	4,099,072
Deferred tax liability, net	1,611,502	2,259,348
Commitments and contingencies
Minority interest	—	4,953,960
Contingently redeemable common stock, 119,629 shares outstanding	250,000	—
Stockholders' equity
Capital stock
Preferred Stock, par value $0.001, authorized 10,000,000, zero issued and outstanding at both December 31, 2008 & 2007	—	—
Common stock	9,708	2,292
Par value of $0.001 per share;
Authorized: 40,000,000;
Issued and outstanding: December 31, 2008 – 9,708,780; December 31, 2007 – 2,292,280
Additional paid-in capital	377,356,547	362,287,045
Accumulated deficit	(367,657,371)	(358,288,980)
Total stockholders' equity	9,708,884	4,000,357
Total liabilities and stockholders’ equity	$13,405,077	$15,312,737

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)

	Years ended December 31,
	2008	2007	2006
Revenue
Retina – to related parties	$136,800	$—	$—
Retina – to unrelated parties	21,500	91,500	174,259
TearLab – to unrelated parties	299,902	—	—
Total revenue	458,202	91,500	174,259
Cost of goods sold
Retina - product cost	26,500	2,398,103	3,528,951
TearLab - product cost	136,848	—	—
Total cost of goods sold	163,348	(2,398,103)	3,528,951
Gross profit	294,854	(2,306,603)	(3,354,692)
Operating expenses
General and administrative	5,439,823	8,104,405	8,475,751
Clinical, regulatory and research & development	2,965,009	8,675,552	4,921,771
Sales and marketing	819,722	1,413,459	1,625,187
Impairment of goodwill	—	—	65,945,686
Impairment of intangible asset	—	20,923,028	—
Restructuring charges	2,440,820	1,312,721	819,642
Total operating expenses	11,665,374	40,429,165	81,788,037
Loss from continuing operations	(11,370,520)	(42,735,768)	(85,142,729)
Other income (expenses)
Interest income	76,533	609,933	1,370,208
Changes in fair value of warrant obligation	(57,666)	1,882,497	—
Gain (impairment) of investments	1,036,250	(1,036,250)	—
Interest expense	(318,478)	(17,228)	(14,896)
Amortization of finance costs	(180,000)	—	—
Other, net	369,085	18,011	30,935
Beneficial conversion on bridge loan shares issued	(1,239,163)	—	—
Minority interest	1,977,722	1,312,178	161,179
Total other income	1,664,283	2,769,141	1,547,426
Loss from continuing operations before income taxes	(9,706,237)	(39,966,627)	(83,595,303)
Recovery of income taxes	337,846	5,565,542	2,915,790
Loss from continuing operations	(9,368,391)	(34,401,085)	(80,679,513)
Loss from discontinued operations	—	(35,428,898)	(1,542,384)
Net loss for the year	(9,368,391)	(69,829,983)	(82,221,897)
Excess of purchase price over the carrying value of the non-controlling interest in OcuSense, Inc.	(4,813,042)	—	—
Net loss available to common stockholders	$(14,181,433)	$(69,829,983)	$(82,221,897)
Weighted average number of shares outstanding – basic and diluted	4,083,655	2,265,127	1,799,188
Loss from continuing operations per common share – basic and diluted	$(2.29)	$(15.19)	$(44.84)
Loss from discontinued operations per common share – basic and diluted	—	(15.64)	(0.86)
Net loss per common share – basic and diluted	$(2.29)	$(30.83)	$(45.70)
Net loss available to common stockholders per common share – basic and diluted	$(3.47)	$(30.83)	$(45.70)

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in U.S. dollars)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders' equity

	Shares	Amount
Balance, December 31, 2005	1,683,466	$1,683	$336,875,976	$(210,837,100)	$—	$126,040,559
Stock-based compensation	—	—	2,111,481	—	—	2,111,481
Stock issued on exercise of options	5,630	6	270,929	—	—	270,935
Free inventory returned to related party	—	—	(60,000)	—	—	(60,000)
Contribution of inventory from unrelated party	—	—	11,994	—	—	11,994
Shares issued on acquisition of Solx, Inc.	336,000	336	15,035,634	—	—	15,035,970
Shares issue costs	—	—	(21,908)	—	—	(21,908)
Net loss and comprehensive loss	—	—	—	(82,221,897)	—	(82,221,897)
Balance, December 31, 2006	2,025,096	2,025	354,224,106	(293,058,997)	—	61,167,134
Cumulative effect of adoption of FIN 48	—	—	—	4,600,000	—	4,600,000
Stock-based compensation	—	—	325,666	—	—	325,666
Stock issued on exercise of options	90	—	2,228	—	—	2,228
Contribution of inventory from related party	—	—	384,660	—	—	384,660
Contribution of inventory from unrelated party	—	—	33,643	—	—	33,643
Shares issued on private placement of common stock	267,094	267	8,060,377	—	—	8,060,644
Shares issue costs	—	—	(743,635)	—	—	(743,635)
Net loss for the year	—	—	—	(69,829,983)	—	(69,829,983)
Unrealized loss on investments	—	—	—	—	(1,036,250)	(1,036,250)
Impairment of investments	—	—	—	—	1,036,250	1,036,250
Comprehensive loss						(69,829,983)
Balance, December 31, 2007	2,292,280	2,292	362,287,045	(358,288,980)	—	4,000,357
Stock-based compensation	—	—	190,380	—	—	190,380
Stock-based compensation, related to severances	—	—	2,137,198	—	—	2,137,198
Shares issued on private placement of common stock	869,200	869	2,302,803	—	—	2,303,672
Shares issued on conversion of bridge loans principle and accrued interest	3,304,511	3,305	8,608,366	—	—	8,611,671
Shares issued to Marchant Securities for services provided in the PIPE and bridge loan transactions	192,480	192	(481,392)	—	—	(481,200)
Costs paid to Marchant Securities for services provided in the PIPE and bridge loan transactions	—	—	(88,800)	—	—	(88,800)
Shares issued on acquisition of minority shareholdings of Ocusense	3,050,309	3,050	7,671,768	—	—	7,674,818
Excess of fair value of common shares over fair value of minority interest acquired	—	—	(4,813,042)	—	—	(4,813,042)
Share issue costs	—	—	(457,779)	—	—	(457,779)
Net loss and comprehensive loss	—	—	—	(9,368,391)	—	(9,368,391)
Balance, December 31, 2008	9,708,780	$9,708	$377,356,547	$(367,657,371)	$—	$9,708,884

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)

	Years ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net loss for the year	$(9,368,391)	$(69,829,983)	$(82,221,897)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	2,463,116	480,971	2,127,043
Depreciation of fixed assets	63,082	844,948	213,488
Amortization of patents and trademarks	23,101	195,494	5,608
Amortization of intangible assets	1,207,031	5,308,706	2,817,462
Impairment of goodwill	—	14,446,977	65,945,686
Impairment of intangible assets	—	43,209,411	—
Beneficial conversion on bridge loan	1,239,163	—	—
Non-cash interest on bridge loans converted to equity	318,478	—	—
Accretion expense	—	857,400	273,195
Amortization of premiums/discounts on short-term investments	—	—	35,985
Amortization of financing fees	180,000	—	—
Loss on disposal of fixed assets	8,927	—	—
Change in fair value of warrant obligation	57,666	(1,882,497)	—
(Gain) Impairment on short term investments	(1,036,250)	1,036,250	—
Deferred income taxes	(337,846)	(14,915,425)	(4,093,262)
Minority interest share of losses	(1,977,722)	(1,312,178)	(161,179)
Net change in non-cash working capital balances related to operations	(2,274,665)	4,342,488	509,528
Cash used in operating activities	(9,434,310)	(17,217,438)	(14,548,344)
INVESTING ACTIVITIES
Sale of investments	1,900,000	7,885,000	21,841,860
Additions to fixed assets	(133,104)	(267,934)	(255,886)
Additions to patents and trademarks	(153,062)	(106,228)	(105,217)
Acquisition costs	—	—	(949,499)
Advance to Solx, Inc., pre-acquisition	—	—	(2,434,537)
Payments for acquisitions, net of cash acquired	—	(3,000,000)	(7,678,565)
Cash provided by investing activities	1,613,834	4,510,838	10,418,156
FINANCING ACTIVITIES
Proceeds from exercise of common stock options	—	2,228	270,935
Proceeds from issuance of bridge loans	6,703,500	—	—
Cash paid for financing fees	(268,800)	—	—
Share issuance costs	(457,779)	(816,493)	—
Proceeds from issuance of common stock	2,173,000	10,016,000	—
Cash provided by financing activities	8,149,921	9,201,735	270,935
Net increase in cash and cash equivalents during the year	329,445	(3,504,865)	(3,859,253)
Cash and cash equivalents, beginning of year	2,235,832	5,740,697	9,599,950
Cash and cash equivalents, end of year	$2,565,277	$2,235,832	$5,740,697 (i)

(i)	As at December 31, 2006, cash and cash equivalents of $5,740,697 include cash and cash equivalents of discontinued operations of $35,462.

See accompanying notes

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
(expressed in U.S. dollars except as otherwise noted)

1.  NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Nature of Operations

OccuLogix, Inc. ("OccuLogix" or the "Company"), a Delaware corporation, is an ophthalmic device company that is commercializing a proprietary in vitro diagnostic tear testing platform, the TearLab™ test for dry eye disease, or DED, which enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care.  Until recently, the Company was also seeking to commercialize treatments for age-related eye diseases through its Retina and Glaucoma business divisions.

On November 30, 2006, the Company acquired 50.1% of the capital stock, on a fully diluted basis, 57.62% on an issued and outstanding basis, of TearLab, Inc. (formerly OcuSense, Inc.), or TearLab, a San Diego-based company that is in the process of developing technologies that will enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers using nanoliters of tear film.  On October 6, 2008, the Company acquired the remaining minority interest in TearLab.

On September 30, 2008, the Company’s Board of Directors approved a reverse stock split referred to as the Reverse Stock Split with an effective date of October 7, 2008 of the Company’s Common Stock utilizing a 1:25 consolidation ratio.  As a result of the Reverse Stock Split, every twenty-five shares of the Company’s issued and outstanding Common Stock were consolidated into one share of the Company’s Common Stock.  In addition, the exercise prices of the Company’s stock options and the conversion prices of the Company’s outstanding warrants have been adjusted, such that, the number of shares potentially issuable on the exercise of stock options and/or the exercise of warrants will reflect the 1:25 consolidation ratio.  Accordingly, all of the Company’s issued and outstanding Common Stock and all outstanding stock options to purchase Common Stock and warrants to purchase Common Stock for all periods presented have been restated to reflect the Reverse Stock Split.

Going concern uncertainty

The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.  However, the Company has sustained substantial losses of $14,181,433, $69,829,983, and $82,221,897 for the years ended December 31, 2008, 2007, and 2006, respectively.  The Company's working capital at December 31, 2008 is $1,549,581.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.  Management believes the Company’s existing cash will be sufficient to cover its operating and other cash demands only until approximately May 2009.

A successful transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fund its planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  The Company intends to seek additional debt or equity financing to support its operations until it becomes cash flow positive.  There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all.  If the Company is unable to obtain additional financing, the Company would need to significantly curtail or reorient its operations during 2009, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

2.  SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in conformity with U.S. GAAP.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated on consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  Some of the Company's more significant estimates include those related to uncollectible receivables, stock-based compensation, equity instruments, investments and its intangible assets.  Actual results could differ from those estimates.

Revenue recognition

Prior to the Company’s announcement of the indefinite suspension of its RHEO™ System clinical development program, the Company recognized revenue from the sale of the RHEO™ System, which is comprised of OctoNova pumps and the related disposable treatment sets.

The Company had the obligation to train its customers and to calibrate the OctoNova pumps delivered to them.  Only upon the completion of these services did the Company recognize revenue for the pumps.  The Company was also responsible for providing a one-year warranty on the OctoNova pumps, and the estimated cost of providing this service was accrued at the time revenue was recognized.  The treatment sets did not require any additional servicing and revenue was recognized upon passage of title.  However, the Company’s revenue recognition policy requires an assessment as to whether collectibility is reasonably assured, which requires the Company to evaluate the creditworthiness of its customers.

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.  The Company follows the provisions of the SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Amounts received in excess of revenue recognizable under SAB No. 104 are deferred.

Subsequent to its launch in the fourth quarter of 2008, the Company’s revenues have been derived from sales of the TearLab™ Osmolarity System for DED which consists of hardware and related disposables.  The Company’s sales are currently to countries in Europe and are generally transacted through distributors.  The Company records revenue when all of its obligations are completed which is generally upon shipment of the Company's products.

The Company has a no return policy for its products.

Cost of goods sold

Cost of sales includes costs of goods sold and royalty costs.  The Company's cost of goods sold consists primarily of costs to purchase the TearLab™ Osmolarity System and the RHEO System.  Cost of sales also includes the costs the Company incurs for the purchase of component parts from its suppliers, applicable freight and shipping costs, fees related to warehousing, logistics inventory management and recurring regulatory costs associated with conducting business and ISO certification.  In addition to these direct costs, included in the cost of goods sold are licensing costs associated with the TearLab Osmolarity System and for distributing the RHEO™ System in Canada.  The Company has minimum royalty obligations for licensing and selling the TearLab Osmolarity System.  Prior to the termination of RHEO related distribution agreements earlier in 2008 there were minimum royalty payments that were only recoverable based on sufficient volume (see notes 11 and 12).

Cash and cash equivalents

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents.  Cash equivalents primarily represent funds invested in operating accounts whose carrying value is equal fair market value.

Investments

In 2007, investments consisted of investments in auction rate securities.  These investments were classified as available-for-sale securities and were recorded at fair value with unrealized gains or losses reported in accumulated other comprehensive income until the fair value was determined to be less than the carrying value and that this reduction in value was other than temporary.  In such circumstances, the reduction in the carrying value was included in the determination of net loss.  All of the auction rate securities had contractual maturities of more than three years.  No auction rate securities are held by the Company at December 31, 2008.

Bad debt reserves

The Company evaluates the collectability of its amounts receivable based on a combination of factors.  In cases where management is aware of circumstances that may impair a specific customer's ability to meet its financial obligations, a specific allowance against amounts due is recorded, which reduces the net recognized receivable to the amount management reasonably believes will be collected.  For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, and historical experience.  The provision for doubtful accounts is charged to general and administrative expense and accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted.

Inventory

Inventory is recorded at the lower of cost or net realizable value and consists of finished goods.  Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.  Inventory is periodically reviewed for evidence of slow-moving or obsolete parts, and the estimated reserve is based on management's reviews of inventories on hand, compared to estimated future usage and sales, reviewing product shelf-life, and assumptions about the likelihood of obsolescence.

In April 2006, the Company sold a number of RHEO™ treatment sets at a price lower than cost.  As a result, the Company wrote down the carrying value of treatment sets to reflect this current net realizable value during the year ended December 31, 2006.  As a result of the indefinite suspension of the RHEO™ System clinical development program for Dry AMD, the Company wrote down the value of treatment sets and OctoNova pumps, the components of the RHEO™ System, to zero as of December 31, 2007 since the Company did not expect to be able to sell or utilize these treatment sets and OctoNova pumps prior to their expiration dates, in the case of the treatment sets, or before the technologies become outdated.

Fair value of financial instruments

The Company accounts for financial instruments at fair value based on various accounting literatures, including SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 157, Fair Value Measurements.  In determining fair value, the Company considers both the credit risk of counterparties and the Company’s own creditworthiness.  SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008.  The framework requires the valuation of investments using a three tiered approach in the valuation of investments.  For details on the assets and liabilities subject to fair value measurements and the related valuation techniques used, refer to Footnote 17 – Fair Value Measurements of the accompanying financial statements.

Fixed assets

Fixed assets are recorded at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method, commencing the month after the assets become available for productive use, based on the following estimated useful lives:

Furniture and office equipment	2 – 7 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of useful life or initial term of the lease
Medical equipment	1 – 5 years

Impairment of long-lived assets

The Company periodically assesses the carrying value of intangible and other long-lived assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon our assessment, which includes consideration of the following events or changes in circumstances:

•	the asset's ability to continue to generate income from operations and positive cash flow in future periods;

•	loss of legal ownership or title to the asset;

•	significant changes in our strategic business objectives and utilization of the asset(s); and

•	the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fair value is determined by a combination of third party sources and discounted cash flows.  In addition, the Company bases the useful lives and related amortization or depreciation expense on an estimate of the period that the assets will generate revenues or otherwise be used.  The Company also periodically reviews the lives assigned to intangible assets to ensure that the initial estimates do not exceed any revised estimated periods from which the Company expects to realize cash flows from the technologies.

Patents and trademarks

Patents and trademarks are recorded at historical cost and are amortized using the straight-line method over their estimated useful lives, not to exceed 15 years.

Goodwill

Goodwill is not amortized and instead is subject to an annual impairment test.  The Company's annual impairment test is conducted effective October 1 and is evaluated between annual tests upon the occurrence of certain events or circumstances.  Goodwill impairment is assessed based on a comparison of the fair value of the reporting unit to the underlying carrying value of the reporting unit's net assets, including goodwill.  When the carrying amount of the reporting unit exceeds its fair value, the fair value of the reporting unit's goodwill is compared with its carrying amount to measure the amount of impairment loss, if any.  As of December 31, 2008 and 2007, the Company had no goodwill in its balance sheet.

Foreign currency translation

The Company's functional and reporting currency is the U.S. dollar.  The assets and liabilities of the Company's Canadian operations are maintained in U.S. dollars.  Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet dates, and non-monetary assets and liabilities are translated at exchange rates in effect on the date of the transaction.  Revenue and expenses are translated into U.S. dollars at average exchange rates prevailing during the year.  Resulting exchange gains and losses are included in net loss for the year.

Clinical, regulatory and research & development costs

Clinical and regulatory costs attributable to the performance of contract services are recognized as the services are performed.  Non-refundable, up-front fees paid in connection with these contracted services are deferred and recognized as an expense on a straight-line basis over the estimated term of the related contract.

Income taxes

On January 1, 2007, the Company adopted the provisions of FIN No. 48, "Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109".  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosure.

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

The Company does not expect a significant change in the amount of its unrecognized tax benefits within the next 12 months.  Therefore, it is not expected that the change in the Company’s unrecognized tax benefits will have a significant impact on the Company’s results of operations or financial position.

In accordance with SFAS No. 109, "Accounting for Income Taxes", income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences.  The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date.  A valuation allowance is established when it is "more likely than not" the future realization of all or some of the deferred tax assets will not be achieved.

Stock-based compensation

The Company accounts for stock-based compensation expense for its employees in accordance with the provisions of SFAS No. 123R “Share-Based Payments”.  Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award.  The Company has selected the Black-Scholes option-pricing model as its method of determining the fair value for all its awards and will recognize compensation cost on a straight-line basis over the awards' vesting periods.

Net loss per share

The Company follows SFAS No. 128, "Earnings Per Share".  In accordance with SFAS No. 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the statement of income.  Basic EPS excludes dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the year.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS.

The following are potentially dilutive securities which have not been used in the calculation of diluted loss per share as they are anti-dilutive:

	Years ended December 31,
	2008	2007	2006
Stock options	2,278,483	191,501	169,491
Warrants	110,578	110,578	—
Total	2,389,061	302,079	169,491

Comprehensive income

The Company follows SFAS No. 130, "Reporting Comprehensive Income".  SFAS No. 130 establishes standards for reporting and the presentation of comprehensive income and its components in a full set of financial statements.  SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Recent accounting pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements", which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  However, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items, such as the Company’s cash equivalents and investments, that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company does not expect the adoption of SFAS No 157 for non-financial assets and non-financial liabilities on January 1, 2009 to have a material impact on its consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities".  SFAS No. 159 permits companies to elect to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  The Company did not elect to measure any additional financial instruments at fair value as a result of this statement.  Therefore, the adoption of SFAS No. 159 did not have a material impact on its consolidated financial statements.

In December 2007, FASB issued SFAS No. 141R, "Business Combinations", which impacts the accounting for business combinations.  The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see below).  Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price.  Adoption of this standard is required for fiscal years beginning after December 15, 2008.  Early adoption of this standard is not permitted.  The statement requires prospective application for all acquisitions after the date of adoption.  The statement will require changes in the accounting for acquisition costs, restructuring costs, in process research and development and the resolution of certain acquired tax items.  As a result, the adoption of the statement could have a material impact on the future operations of the Company based on future acquisitions and changes in estimates and unrecognized tax benefits and liabilities related to pre-existing business combination transactions.

In December 2007, FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51".  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Additionally, SFAS No. 160 requires that consolidated net income include the amounts attributable to both the parent and the non-controlling interest.  SFAS No. 160 is effective for interim periods beginning on or after December 15, 2008.  The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its results of operations and financial position.

3.    ACQUISITION

OcuSense, Inc.

On October 6, 2008, the Company acquired the 42.38% minority shareholdings of Ocusense, Inc. that it did not already own.  As the Company has fully consolidated the financial operations of Ocusense, Inc. since it was acquired on November 30, 2006, the impact of this acquisition was to eliminate the minority interest and the Company recorded a charge to additional paid-in capital for the excess of the purchase price over the carrying value of the non-controlling interest of Ocusense, Inc.  There were no acquisitions made during fiscal 2007.

A further discussion of the Company's initial acquisition of a 57.62% ownership interest of Ocusense, Inc. in 2006 and the subsequent acquisition of the remaining 42.38% ownership interest in fiscal 2008 is described below.

November 2006 transaction

On November 30, 2006, the Company acquired 50.1% of the capital stock of OcuSense, measured on a fully diluted basis, and 57.62% measured on an issued and outstanding basis.  OcuSense's first product, is a hand-held tear film test for the measurement of osmolarity, a quantitative and highly specific biomarker that has shown to correlate with dry eye disease, or DED.  The test is known as the TearLab™ test for DED.  The results of OcuSense's operations have been included in the Company's consolidated financial statements since November 30, 2006.

The Company purchased 1,754,589 shares of OcuSense's Series A Preferred Stock, representing 50.1% of OcuSense's capital stock on a fully diluted basis, and 57.62% on an issued and outstanding basis, for an initial purchase price of $4,000,000.  OccuLogix paid $2,000,000 of the initial purchase price on the closing of the purchase, which took place on November 30, 2006 and paid the remaining $2,000,000 on January 3, 2007.  In connection with the purchase, OccuLogix incurred transaction costs of $171,098, thus establishing the total initial purchase price at $4,171,098.  In addition, pursuant to the Series A Stock Purchase Agreement, the Company was obligated to make two additional payments to OcuSense of $2,000,000 each, subject to OcuSense's achievement of two pre-defined milestones.  In June 2007, the Company made the first of these $2,000,000 payments to OcuSense upon its achievement of the first of these two pre-defined milestones.  The Company made the second of these $2,000,000 payments upon the achievement by OcuSense of the second of the two pre-defined milestones, in March 2008.

OcuSense was considered to be a variable interest entity or a VIE and OccuLogix was considered to be the primary beneficiary of OcuSense's activities.  Accordingly, under FIN 46(R), the assets, liabilities and non-controlling interest were measured initially at their fair value.

Assets acquired and liabilities assumed consisted primarily of working capital and of a technology intangible asset relating to patents owned by OcuSense.  Before consideration of deferred taxes, the fair value of the assets acquired was greater than the fair value of the liabilities assumed and the non-controlling interest.  Because OcuSense does not comprise a business, as defined in EITF 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business", the Company applied the simultaneous equation method as per EITF 98-11, "Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations", and adjusted the assigned value of the non-monetary assets acquired (consisting solely of the technology intangible asset) to include the deferred tax liability.

The fair values of OcuSense's assets, liabilities and minority interest, at the date of acquisition, were as follows:

November 30, 2006
Net tangible assets	$2,690,316
Intangible assets	12,895,388
Deferred taxes	(5,158,155)
Minority interest	(6,256,451)
$4,171,098

In estimating the fair value of the intangible assets acquired, the Company considered a number of factors, including the preparation of a valuation that used the income approach to value OcuSense's TearLab™ technology (note 8).

October 2008 transaction

On October 6, 2008, the Company acquired the remaining 42.38% interest in Ocusense, Inc. that it did not previously own by issuance of shares with a fair value of $7,924,818, which resulted in the elimination of the minority interest of $3,111,776.  Since the Company has consolidated OcuSense, Inc. as a VIE.  Therefore the excess of the purchase price over the value of the minority interest acquired was treated as a capital item and was reported as a reduction to Additional Paid In Capital.  Such amount is also reported as part of the net loss available to shareholders in the consolidated statement of operations.

4.  INVENTORY

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for.  In addition, the Company assesses the impact of changing technology and market conditions.  The balance of $148,201 at December 31, 2008 represents production materials held for the TearLabTM activities.

In light of the Company's financial position at November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company's portfolio and in particular the fact that if the Company was unable to raise additional capital, it would not have had sufficient cash to support its operations beyond early 2008.  Accordingly, the Company wrote down the value of its treatment sets and OctoNova pumps, the components of the RHEO™ System, to zero as at December 31, 2007 since the Company did not expect to be able to sell or utilize these treatment sets and OctoNova pumps prior to their expiration dates, in the case of the treatment sets, or before the technologies become outdated.  In 2008, the Company sold Diamed, a related party, 113 Octo Nova pumps.  The sale of these pumps generated revenues of $136,800.  The Company also sold 2 pumps to a Swiss company generating revenues of $3,000.  All remaining RHEO™ System inventory was disposed of during 2008.

As of December 31, 2008 and 2007, the Company had inventories related to RHEO™ activities of $0 and $7,295,545, respectively, reduced by inventory reserves of $0 and $7,295,545, respectively.

5.  GOODWILL

The Company follows the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized but instead be tested for impairment at least annually and more frequently if circumstances indicate possible impairment.

The Company's goodwill amount is as follows:

Glaucoma
December 31, 2006	$14,446,977
Acquired during the year	—
Impairment loss recognized in discontinued operations in 2007	(14,446,977)
December 31, 2007 and 2008	$—

Glaucoma

On September 1, 2006, the Company acquired SOLX by way of a merger for a total purchase price of $29,068,443.  Of this amount, $14,446,977 has been allocated to goodwill.  On December 19, 2007, the Company sold all of the issued and outstanding capital stock of SOLX to Solx Acquisition.  The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of:  (i) on the closing date of the sale, the assumption by Solx Acquisition of all of the liabilities of the Company related to SOLX’s business, incurred on or after December 1, 2007, and the Company’s obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by Solx Acquisition of all of the expenses that the Company had paid to the closing date, as they related to SOLX’s business during the period commencing on December 1, 2007; (iii) during the period commencing on the closing date and ending on the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 5% of the worldwide net sales of these products. In order to secure the obligation of Solx Acquisition to make these royalty payments, SOLX granted to the Company a subordinated security interest in certain of its intellectual property.  (See note 10 – discontinued operations).  SOLX, had been the Glaucoma Division of the Company prior to the completion of the sale to SOLX Acquisition.  The sale transaction established fair values for the Company's recorded goodwill and certain of the Company's intangible assets.  Accordingly, the Company performed an impairment test of its recorded goodwill to re-assess whether its recorded goodwill was impaired as at December 1, 2007.  Based on the goodwill impairment analysis performed, the Company recorded a goodwill impairment charge of $14,446,977 during the year ended December 31, 2007 to write down the value of its recorded goodwill to its fair value of zero.

Retina

The Company conducted a pivotal clinical trial, called MIRA-1, which, if successful, was expected to support its application to the FDA to obtain approval to market the RHEO™ System in the United States.  On February 3, 2006, the Company announced that, based on a preliminary analysis of the data from MIRA-1, MIRA-1 did not meet its primary efficacy endpoint as it did not demonstrate a statistically significant difference in the mean change of ETDRS BCVA between the treated and placebo groups in MIRA-1 at 12 months post-baseline.  On June 12, 2006, the Company announced that it met with the FDA to discuss the results of MIRA-1 and confirmed that the FDA will require the Company to perform an additional study of the RHEO™ System to obtain approval to market the RHEO™ System in the United States.  In addition, on June 30, 2006, the Company announced that it had terminated negotiations in connection with a proposed private purchase of approximately $30,000,000 of zero-coupon convertible notes of the Company.  In accordance with SFAS No. 142, the Company concluded that, based on the price of the Company’s common stock subsequent to the June 12, 2006 announcement and again after the June 30, 2006 announcement, there were sufficient indicators to require management to re-assess whether the Company’s recorded goodwill was impaired.  Based on the goodwill impairment analysis performed, the Company recorded a goodwill impairment charge of $65,945,686 for the year ended December 31, 2006.

6.  FIXED ASSETS

	2008	2007
Furniture and office equipment	$24,539	$101,903
Computer equipment and software	254,846	197,317
Leasehold improvements	—	6,335
Medical equipment	315,779	1,163,135
	595,164	1,468,690
Less accumulated depreciation	411,780	1,346,404
	$183,384	$122,286

Depreciation expense was $63,082, $844,948, and $213,488 during the years ended December 31, 2008, 2007 and 2006, respectively, of which $0, $231,542 and  $74,610 is included in discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively (note 11).

On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future.  In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company determined that the carrying value of certain of the Company's medical equipment was not recoverable as of December 31, 2007.  Accordingly, during the year ended December 31, 2007, the Company recorded a reduction to the carrying value of certain of its medical equipment of $431,683 which reflects a write-down of the value of this medical equipment to zero as of December 31, 2007.  The assets written down were being used in the clinical trials of the RHEO™ System.  The Company did not write down the carrying value of any of its fixed assets during the years ended December 31, 2008 and 2006.

7.  PATENTS AND TRADEMARKS

	2008	2007
Patents	$373,361	$236,854
Trademarks	136,767	120,211
	510,128	357,065
Less accumulated amortization	240,730	217,628
	$269,398	$139,437

Amortization expense was $23,101, $195,494 and  $5,608 during the years ended December 31, 2008, 2007 and 2006, respectively.

Based on the November 1, 2007 announcement and in accordance with SFAS No. 144, the Company determined that the carrying value of certain of the Company's patents and trademarks was not recoverable as of December 31, 2007.  Accordingly, during the year ended December 31, 2007, the Company recorded a $190,873 reduction to the carrying value of its patents and trademarks related to the RHEO™ System, which reflects a write-down of these patents and trademarks to a value of zero as of December 31, 2007.  The Company did not write down the carrying value of any of its patents and trademarks during the years ended December 31, 2008 and 2006.

The Company's recorded patents and trademarks as of December 31, 2008 relate to the cost of pending applications for patents and trademarks for the TearLab™ technology.  These patents and trademarks will be amortized, using the straight-line method, over an estimated useful life of 10 years from the date of approval of the patents and trademarks.

Estimated aggregate amortization expense for patents and trademarks at December 31, 2008 is as follows:

2009	$30,800
2010	30,800
2011	30,800
2012	30,800
2013	30,800
Thereafter	115,398
Total	$269,398

8.  INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab™ Technology acquired in the acquisition of Ocusense, Inc.  The TearLab™ Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab™ Technology is being amortized using the straight-line method over an estimated useful life of 10 years.  Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $1,207,031, $5,308,706 and  $2,817,462, respectively, of which $0, $2,731,667 and $993,333 is included as amortization expense within discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company has no indefinite-lived intangible assets.

Intangible assets subject to amortization consist of the following:

	December 31, 2008
	Cost	Accumulated Amortization
TearLab™ technology	$12,172,054	$2,604,031

Intangible assets were reduced by $310,000 in the year to reflect the effect of tax losses benefited which became unrestricted in the year.

	December 31, 2007
	Cost	Accumulated Amortization
TearLab™ technology	$12,482,054	$1,397,000

Intangible assets were reduced by $413,333 in the year to reflect the effect of tax losses benefited which became unrestricted in the year.

Estimated future amortization expense related to intangible assets with finite lives at December 31, 2008 is as follows:

Amortization of intangible assets
2009	$1,214,523
2010	1,214,523
2011	1,214,523
2012	1,214,523
2013	1,214,523
Thereafter	3,495,408
Total	$9,568,023

In the year ended December 31, 2007, the Company’s intangible assets included the value of the exclusive distribution agreements the Company has with Asahi Medical, the manufacturer of the Rheofilter filters and the Plasmaflo filters, and Diamed and MeSys, the designer and the manufacturer, respectively, of the OctoNova pumps.  The Rheofilter filter, the Plasmaflo filter and the OctoNova pump are components of the RHEO™ System, the Company’s product for the treatment of Dry AMD.  On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future.  In accordance with SFAS No. 144, the Company concluded that its indefinite suspension of the RHEO™ System clinical development program for Dry AMD was a significant event which may affect the carrying value of its distribution agreements.  Accordingly, management was required to re-assess whether the carrying value of the Company’s distribution agreements was recoverable as of December 31, 2007.  Based on management’s estimates of undiscounted cash flows associated with the distribution agreements, the Company concluded that the carrying value of the distribution agreements was not recoverable as of December 31, 2007.  Accordingly, the Company recorded an impairment charge of $20,923,028 during the year ended December 31, 2007 to record the distribution agreements at their fair value as of December 31, 2007.

The Company determined that, as of December 31, 2008, there have been no significant events which may affect the carrying value of its TearLab™ technology.  However, the Company's prior history of losses and losses incurred during the current fiscal year reflect a potential indication of impairment, thus requiring management to assess whether the Company's TearLab™ technology was impaired as of December 31, 2008.  Based on management's estimates of forecasted undiscounted cash flows as of December 31, 2008, the Company concluded that there is no indication of an impairment of the Company's TearLab™ technology.  Therefore, no impairment charge was recorded during the year ended December 31, 2008.

9.  RESTRUCTURING CHARGES

In March 2006, the Company implemented a number of structural and management changes designed to then support both the continued development of its RHEO™ System and to execute its accelerated diversification strategy within ophthalmology.  In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the Company recognized a total of $819,642 in restructuring charges during the year ended December 31, 2006.  The restructuring charges recorded during the year ended December 31, 2006 consist solely of severance and benefit costs related to the termination of employees at both the Company's Mississauga, Ontario and Palm Harbor, Florida offices.  All severance and benefit costs were fully paid as at December 31, 2006.

In December 2007, the Board of Directors, approved a restructuring plan which included the termination of employment of certain members of its executive team in light of the Company's financial situation and in connection with the indefinite suspension of its RHEO™ System clinical development program and the sale of SOLX.  In accordance with SFAS No. 146, the Company recognized a total of $1,312,721 in restructuring charges during the year ended December 31, 2007.  The total restructuring charges recorded in the year ended December 31, 2007 consist solely of severance and benefit costs related to the termination of employees at both the Company's Mississauga, Ontario and Palm Harbor, Florida offices.  All severance and benefit costs were fully paid as at December 31, 2008.

During 2008, the Company completed its restructuring plan including obtaining the agreement of certain former executives and the shareholder approval for portions of the severance or retention liabilities to be replaced with fully vested options exercisable into common shares of the Company.  In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the Company recognized a total of $2,440,820 in restructuring charges during the year ended December 31, 2008.  The total restructuring charges of $2,440,820 recorded in the year ended December 31, 2008 consists of severance and benefit costs related to the termination employees at the Company's Mississauga, Ontario office.  The Company granted to 11 former executives and one current executive options with an equivalent fair value to $2,212,855 in lieu of cash severance payments.  In addition, the Company modified the existing options held by the employees to allow for continued vesting under the original terms of the options and to remove the provision requiring the options to expire 90 days after they were terminated.  In accordance with SFAS No. 123(R), the Company treated the modification as the grant of a new award.  Any compensation expense originally recognized for options that remained unvested was reversed.  As these individuals are no longer employees or rending further service to the Company after termination, the fair value of the reissued options on the modification date was then expensed immediately as no further service is expected from the terminated employees.  The transaction resulted in a net reduction in compensation expense of $153,449 for the year ended December 31, 2008.  All severance and benefit costs have been paid as of December 31, 2008 with the exception of $12,935 which represents the severance and benefit costs for remaining employees.

10.  DISCONTINUED OPERATIONS

On December 19, 2007, the Company sold to Solx Acquisition, all of the issued and outstanding shares of the capital stock of SOLX, which had been the Glaucoma Division of the Company prior to the completion of this transaction.  The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of: (i) on the closing date of the sale, the assumption by Solx Acquisition of all of the liabilities of the Company related to SOLX's business, incurred on or after December 1, 2007, and the Company's obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by Solx Acquisition of all of the expenses that the Company had paid to the closing date, as they related to SOLX's business during the period commencing on December 1, 2007; (iii) during the period commencing on the closing date and ending on the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 5% of the worldwide net sales of these products.  In order to secure the obligation of Solx Acquisition to make these royalty payments, SOLX granted to the Company a subordinated security interest in certain of its intellectual property.  No value was assigned to the royalty payments as the determination of worldwide net sales of SOLX's products is subject to significant uncertainty.

The sale transaction described above established fair values for certain of the Company's acquisition-related intangible assets and goodwill.  Accordingly, the Company performed an impairment test of these assets at December 1, 2007.  Based on this analysis, during the year ended December 31, 2007, the Company recognized a non-cash goodwill impairment charge of $14,446,977 and an impairment charge of $22,286,383 to record its acquisition-related intangible assets at their fair value as of December 31, 2007 (notes 6 and 9).

The Company's results of operations related to discontinued operations for the years ended December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Revenue	$244,150	$31,625
Cost of goods sold
Cost of goods sold	119,147	11,053
Royalty costs	26,277	8,332
Total cost of goods sold	145,424	19,385
	98,726	12,240
Operating expenses
General and administrative	3,630,943	1,378,536
Clinical and regulatory	2,828,686	754,624
Sales and marketing	818,301	330,210
Impairment of goodwill	14,446,977	—
Impairment of intangible assets	22,286,383	—
	44,011,290	2,463,370
	(43,912,564)	(2,451,130)
Other income (expenses)
Interest income	486	—
Interest and accretion expense	(857,400)	(273,192)
Other	(9,302)	(67)
	(866,216)	(273,259)
Loss from discontinued operations before income taxes	(44,778,780)	(2,724,389)
Recovery of income taxes	9,349,882	1,182,005
Loss from discontinued operations	$(35,428,898)	$(1,542,384)

The Company did not have any discontinued operations in the year ended December 31, 2008.  Also the Company did not have any assets and liabilities related to discontinued operations at December 31, 2008 and 2007.

11.  DUE TO STOCKHOLDERS

	December 31,
	2008	2007
Due (from)/to
TLC Vision Corporation (note 12)	$23,152	$(2,708)
Other stockholders (note 12)	—	35,522
	$23,152	$32,814

The balance due from and owing to TLC Vision Corporation ("TLC Vision") is related to computer and administrative support provided by TLC Vision, net of payments made by the Company to TLC Vision.  All amounts have been expensed during the years ended December 31, 2008 and 2007, respectively, and included in general and administrative expenses.  The balance due to other stockholders at December 31, 2007 includes outstanding royalty fees payable for license agreements terminated in 2008.  No royalty fees remain due at December 31, 2008.

12.  RELATED PARTY TRANSACTIONS

The following are the Company's related party transactions:

TLC Vision

TLC Vision Corporation held a 32.8% ownership interest in the Company, on an issued and outstanding basis, on December 31, 2007.  As at December 31, 2008, this interest had decreased to 7.6%.

TLC provided computer and administrative support to the Company in the years ended December 31, 2008 and 2007 for which the Company recorded expense of $80,091 and $251,927, respectively.

Diamed

Diamed Medizintechnik GmBH or Diamed held a 7.56% ownership interest in the Company, on an issued and outstanding basis, on December 31, 2007.  As at December 31, 2008, this interest had decreased to under 5%.

In the third quarter of 2008, the Company consummated an agreement with Diamed in which the Company agreed to sell to Diamed 117 Octo Nova pumps for $136,800.  These pumps had previously been fully provided for in the fourth quarter of 2007 when the Company terminated all RHEO™ related activities.  Diamed paid the Company $86,800 for the pumps purchased and applied the remaining $50,000 against minimum royalty payments due to Mr. Hans Stock and Dr. Brunner.

Mr. Hans Stock

Mr. Hans Stock or Mr. Stock was a significant shareholder of Diamed.  The Company entered into various patent license and royalty agreements with Mr. Stock.  The Company was required to make royalty payments totaling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter.  The advance payments were to be credited against future royalty payments to be made in accordance with the agreement.  On May 19, 2008, the patent license and royalty agreement with Mr. Stock was terminated by Mr. Stock as a result of  non-payment of minimum license fees due at March 31, 2008 and December 31, 2007 of $25,000 and $12,500, respectively.  As such, no amounts were accrued for license fees for Mr. Stock during fiscal year 2008.  Included in due to stockholders at December 31, 2008 and December 31, 2007 are zero and $12,500, respectively, as amounts due to Mr. Stock for royalties were applied by Diamed against amounts due to the Company for Octo Nova pumps purchased by Diamed from the Company.

Other

On November 30, 2006, the Company announced that Mr. Elias Vamvakas, the Chairman, Chief Executive Officer and Secretary of the Company, had agreed to provide the Company with a standby commitment to purchase convertible debentures of the Company ("Convertible Debentures") in an aggregate maximum amount of $8,000,000 (the "Total Commitment Amount").  Pursuant to the Summary of Terms and Conditions, a commitment fee of 200 basis points was payable by the Company on the undrawn portion of the Total Commitment Amount.  On February 6, 2007, the Company raised gross proceeds in the amount of $10,016,000 in a private placement of shares of its common stock and warrants.  The Total Commitment Amount was therefore reduced to zero, thus effectively terminating Mr. Vamvakas' standby commitment.  No portion of the standby commitment was ever drawn down by the Company, and the Company paid Mr. Vamvakas a total of $29,808 in commitment fees in February 2007.

Marchant, a firm beneficially owned as to approximately 32% by Mr. Vamvakas and members of his family, introduced the Company to the lenders of the (i) $3,000,000 aggregate principal amount Original Bridge Loan that the Company secured and announced on February 19, 2008; (ii) the $300,000 aggregate principal amount Additional Bridge Loan I secured and announced on May 5, 2008; and (iii) the $3,403,500 aggregate principal amount Additional Bridge Loan II secured and announced on July 28, 2008.  The Company also has retained Marchant in connection with the proposed private placement of $2,173,000 of OccuLogix's common stock, announced by the Company on July 28, 2008, for which Marchant was paid $750,000 representing approximately 17% of the gross aggregate proceeds of such private placement and bridge loans by Canadian investors.  Marchant has been paid $268,800 in cash and $481,200 in the form of equity securities of the Company.  As $570,000 of this balance was payable only upon the successful completion of the private placement, this amount was recorded as an offset to proceeds received.  The remaining $180,000 was paid in conjunction with the bridge loans and was recorded as finance costs.

On January 25, 2007, the Company entered into a consulting agreement with Dr. Michael Lemp, a former member of the board of OcuSense, Inc., for the purpose of procuring consulting services as OcuSense's Chief Medical Officer.  Dr. Lemp is entitled to $100,000 per annum to be paid at the end of each month and a $99 monthly expense reimbursement stipend.  Dr. Lemp will be available to OcuSense on an average of 20 hours a week or 1,000 hours per year for which the Company recorded an expense of $117,952 and $67,062 for the years ended December 31, 2008 and 2007, respectively.  There were no outstanding balances due at either December 31, 2008 or 2007.

13.  INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets
Intangible assets	$66,548	$144,644
Fixed assets	(34,248)	50,902
Stock options	5,852,241	4,998,697
Accruals and other	237,882	2,935,841
Capital loss carry forward	—	12,801,402
Net operating loss carry forwards	2,215,707	27,292,240
	8,338,130	48,223,726
Valuation allowance	(6,122,423)	(46,049,052)
Deferred tax asset	2,215,707	2,174,674
Deferred tax liability
Intangible assets (other than goodwill)	(3,827,209)	(4,434,022)
Deferred tax liability	(3,827,209)	(4,434,022)
Deferred tax liability, net	$(1,611,502)	$(2,259,348)

The following is a reconciliation of the recovery of income taxes between those that are expected, based on substantively enacted tax rates and laws, to those currently reported:

	December 31,
	2008	2007	2006
Loss for the year before income taxes	$(9,706,237)	$(39,966,628)	$(83,595,303)
Expected recovery of income taxes	(3,646,187)	(14,568,150)	(30,281,154)
Goodwill impairment	—	—)	23,740,447
Non-controlling interest	(791,089)	(524,871)	(64,472)
Stock-based compensation	—	(677,699)	55,117
Section 382 limitation of deferred assets	42,376,546	—	—
Rate change	—	—	322,321
Tax-free income	—	—	(864)
Return to provision	1,446,380	(35,270)	(180,455)
Non-deductible expenses	11,071	252,519	89,360
Change in valuation allowance	(39,734,567)	9,987,929	3,403,910
Recovery of income taxes from continued operations	(337,846)	(5,565,542)	(2,915,790)
Recovery of income taxes from discontinued operations	—	(9,349,882)	(1,182,005)
Total recovery of income taxes	$(337,846)	$14,915,425	$(4,097,795)

The Company records tax benefits related to tax losses as deferred income tax assets to offset deferred income tax liabilities arising from its intangible assets.

The October 6, 2008 closing of the private investment by certain investors, the acquisition of the remaining ownership interest in TearLab, Inc. and the conversion of the bridge loans combined to result in a change of control for tax purposes causing Section 382 and 383 restrictions on the use of tax losses to apply.  Utilization of the net operating loss and capital loss carryforwards will be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred. These ownership changes will limit the amount of net operating loss and capital loss carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. Such limitations will result in approximately $42.3 million of tax benefits related to net operating loss and capital loss carryforwards that will expire unused. Accordingly, the related net operating loss and capital loss carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to our operations in the U.S. will not impact our effective tax rate.

At December 31, 2008, we had federal net operating loss carryforwards of approximately $80.8 million, of which $60.3 million will expire due to the 382 limitation, and California net operating loss carryforwards of approximately $9.4 million, of which $8.8 millwion will expire due to 382 limitation. The federal net operating loss carryforwards begin to expire in 2012, and the California net operating loss carryforwards begin to expire in 2015.

On January 1, 2007, the Company adopted the provisions of FIN No. 48, "Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109".  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosure.

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

The Company does not expect a significant change in the amount of its unrecognized tax benefits within the next 12 months.  Therefore, it is not expected that the change in the Company’s unrecognized tax benefits will have a significant impact on the Company’s results of operations or financial position.

All of the federal income tax returns for the Company and its subsidiaries remain open since their respective dates of incorporation due to the existence of net operating losses.  The Company and its subsidiaries have not been, nor are they currently, under examination by the Internal Revenue Service or the Canada Revenue Agency.

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

14.  ACCRUED LIABILITIES

	December 31,
	2008	2007
Continuing operations
Due to professionals	$274,206	$475,044
Due to clinical trial sites	120,247	136,681
Due to clinical trial specialists	104,133	116,359
Product development costs	96,359	277,521
Corporate compliance	102,907	246,675
Obligation to repay advances received	127,301	—
Restructuring severances	12,935	1,312,721
Legal settlement payable	125,000	—
Miscellaneous	238,705	308,450
	$1,201,793	$2,873,451

15.  MINORITY INTEREST

OcuSense was determined to be a VIE and OccuLogix was the primary beneficiary.  On acquisition of OcuSense, FIN 46(R) required that the non-controlling interest be measured initially at fair value.

After initial measurement, the minority interest reflects the initial fair value of the minority's interest less the minority's proportionate interest in losses incurred, plus the fair value of all vested options and warrants issued to parties other than OccuLogix as of the date of acquisition, as well as the value of options and warrants vested and issued after the acquisition date.

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

	Years Ended December 31
	2008	2007
Minority interest at the beginning of period	$4,953,960	$6,110,834
Minority share of loss from operations in the period	(1,977,722)	(1,312,178)
Fair value of stock-based compensation	135,538	155,304
Investment to acquire minority interest	(3,111,776)	—
Minority interest at the end of period	$—	$4,953,960

Minority stockholders' share of net losses from operations for the year ended December 31, 2008 of $2,181,541 was offset by $203,819 to reflect a minority increment for the second of two milestone payments required under the original purchase agreement.  Minority share of net loss from operations for the year ended December 31, 2007 of $1,442,469 was offset by $130,291 to reflect a minority increment for the first of two milestone payments required under the original purchase agreement.  These transactions are specific to the acquisition of OcuSense.  The increment represents the minority stockholders' ownership percentage of the variance between the actual milestone payments made and the original fair value of the milestone payments reported when the Company acquired its ownership interest in OcuSense.  No future milestone payments remain to be paid.

16.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments relating to operating leases for rental of office space and equipment from unrelated parties which expire through 2009.  The total future minimum obligation under the various leases is $130,830 for 2009.  Rent paid under these leases was $267,193, $90,465 and $80,329 for the years ended December 31, 2008, 2007 and 2006, respectively.

On March 12, 2003, OcuSense entered into a patent license and royalty agreement with University of California San Diego to obtain an exclusive license to make, use, sell, offer for sale, and import existing TearLab™ technology.  The Company is required to make royalty payments of $35,000 or 5.5% of gross sales per year, whichever is higher.  Additionally, the Company is required to pay a royalty of 30% of any sublicense fees it receives prior to receiving FDA approval and 25% of any sub-license fees it receives after FDA approval.

Future minimum royalty payments under the agreements as at December 31, 2008 are approximately as follows:

2009	$35,000
2010	35,000
2011	35,000
2012	35,000
2013	35,000
Thereafter	210,000
Total	$385,000

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

17.  FAIR VALUE MEASUREMENTS

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

At December 31, 2008, the Company has a liability for warrants to purchase 110,578 shares of common stock that are valued at $57,666 under the level 3 hierarchy.

Assets measured at fair value on a recurring basis using significant unobservable inputs:

Investments in marketable securities
Balance as at December 31, 2007	$863,750
Reversal of losses previously deemed to be other than temporary reflected as a non-operating income	1,036,250
Funds received upon liquidation	(1,900,000)
Balance as at December 31, 2008	$—

As at December 31, 2007, the Company had investments in the aggregate principal amount of $1,900,000 which consist of investments in four separate asset-backed auction rate securities yielding an average return of 5.865% per annum.  However, as a result of market conditions, these investments had failed to settle on their respective settlement dates.  Due to the  lack of liquidity for asset-backed securities of this type, the Company concluded that the carrying value of these investments was higher than their fair value as of December 31, 2007. Accordingly, these auction rate securities were recorded at their estimated fair value of $863,750. The Company considered this to be an other-than-temporary reduction in the value. Accordingly, the loss associated with these auction rate securities of $1,036,250 was included as an impairment of investments in the Company’s consolidated statement of operations for the year ended December 31, 2007.

In 2008, Credit Suisse purchased from the Company, for full value plus accrued interest, all of the Company's outstanding ARS at the Company's original cost of $1,900,000, plus accrued interest, when each of these securities came up for auction.

18.  CAPITAL STOCK

(a)  Authorized share capital

The total number of authorized shares of common stock of the Company is 40,000,000.  Each share of common stock has a par value of $0.001 per share.  The total number of authorized shares of preferred stock of the Company is 10,000,000.  Each share of preferred stock has a par value of $0.001 per share.

(b)  Reverse Stock Split

On September 30, 2008, the Company's Board of Director's approved a reverse stock split referred to as the Reverse Stock Split, with an effective date of October 7, 2008, of the Company's common stock utilizing a 1:25 consolidation ratio.  As a result of the Reverse Stock Split, every twenty-five shares of the Company's issued and outstanding common stock were consolidated into one share of the Company's common stock.  In addition, the exercise prices of the Company's stock options and the conversion prices of the Company's outstanding warrants have been adjusted, such that the number of shares potentially issuable on the exercise of stock options and/or the exercise of warrants will reflect the 1:25 consolidation ratio.  Accordingly, all the Company's issued and outstanding common stock and all outstanding stock options to purchase common stock and warrants to purchase common stock for all periods presented have been restated to reflect the Reverse Stock Split.

(c)  Common stock

On February 1, 2007, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement 2007") with certain institutional investors, pursuant to which the Company agreed to issue to those investors an aggregate of 267,094 shares of the Company's common stock (the "Shares 2007") and five-year warrants exercisable into an aggregate of 106,838 shares of the Company's common stock (the "Warrants").  The per share purchase price of the Shares 2007 was $37.50, and the per share exercise price of the Warrants is $46.25, subject to adjustment.  The Warrants became exercisable on August 6, 2007.  Pursuant to the Securities Purchase Agreement 2007, on February 6, 2007, the Company issued the Shares 2007 and the Warrants.  The gross proceeds of the sale of the Shares 2007 and the Warrants totaled $10,016,000 (less transaction costs of $871,215).  On February 6, 2007, the Company also issued to Cowen and Company, LLC a five-year warrant exercisable into an aggregate of 37,400 shares of the Company's common stock (the "Cowen Warrant") in partial payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the sale of the Shares 2007 and the Warrants.  The estimated grant date fair value of the Cowen Warrant of $97,222 is included in the transaction costs of $871,215.

On October 6, 2008, the Company issued 7,536,129 common shares resulting from the successful closing of a number of related transactions.  These transactions, a private placement resulting in the issuance of 869,200 common shares of the Company, the conversion of outstanding bridge loans into 3,304,511 common shares of the Company, the issuance of 3,169,938 common shares of the Company to acquire the remaining ownership interest in Ocusense, Inc. that it did not already own and the issuance of 192,480 common shares of the Company to Marchant Securities Inc. ("Marchant Securities") as payment for services rendered, (the "Restructuring Transactions") are described in greater detail below.

On May 19, 2008 and amended on August 29, 2008, the Company, Marchant Securities and certain investors entered into a Securities Purchase Agreement (the "Securities Purchase Agreement 2008"), pursuant to which the Company agreed to issue to those investors an aggregate of 869,200 shares of the Company's common stock (the "Shares 2008").  The per share purchase price of the Shares 2008 was $2.50.  The common shares were issued on October 6, 2008 subsequent to receiving the approval of shareholders and the successful completion of the related Restructuring Transactions.  The gross proceeds of the sale of the Shares totaled $2,173,000

On September 30, 2008, the stockholders of the Company approved the pre-payment by the Company of the aggregate outstanding bridge loans in the amount $6,703,500 and accrued interest of $318,478, transacted under the loan agreement, entered into on February 19, 2008, by the Company, the lenders and Marchant Securities Inc. (the "Loan Agreement") pursuant to which the Company agreed to issue to those lendors an aggregate of 3,304,511 shares of the Company's common stock (the "Loan Shares").  The Company received funding under the Loan Agreement of $3,000,000 on February 19, 2008 ,$300,000 on May 5, 2008 and $3,403,500 on July 28, 2008 ..  The date of the pre-payment of the outstanding bridge loans was October 6, 2008 at which time the accrued interest was $318,478.  The per share conversion price of the Loan Shares were $2.125 representing a 15% discount to the purchase price paid by the investors of the Securities Purchase Agreement 2008.  As a result of the discount the Company recorded beneficial conversion on bridge loan shares issued of $1,239,163 in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios".

On September 30, 2008, the shareholders of the Company approved and adopted the Agreement and Plan of Merger and Reorganization, dated April 22, 2008, by the Company, OcuSense Acquireco, Inc. and OcuSense, Inc., and as amended by the Amending Agreement, dated as of July 28, 2008, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of OcuSense, Inc. that the Company did not already own in exchange for the issuance of an aggregate of 3,169,938 shares of its common stock (the "Merger Shares") to the minority stockholders of OcuSense, Inc..  The per share purchase price of the Merger Shares was $2.50.  The common shares were issued on October 6, 2008 subsequent to receiving the approval of shareholders and the successful completion of the related Restructuring Transactions.

Included in the Merger Shares issued to the minority stockholders were 119,629 common shares issued to a stockholder who invested in TearLab, Inc. as part of a licensing agreement between the stockholder and TearLab, Inc.  If the licensing agreement is terminated in 2009, at the Company's option as a result of the stockholder not meeting minimum order requirements as agreed between the stockholder and TearLab, Inc., the Company can be required to redeem the stockholder’s shares at the original purchase price of $250,000 at the stockholder’s option.  The value will be reclassified to stockholders' equity if the contingency is not met.  These shares have been reclassified and reported separately as contingently redeemable common stock.

On September 30, 2008, the shareholders of the Company approved the issuance to Marchant Securities Inc. ("Marchant Securities") of 192,480 shares of the Company's common stock in payment of part of the commission remaining due for services rendered by Marchant Securities in connection with the Securities Purchase Agreement 2008 and the Loan Agreement.  The common shares were issued on October 6, 2008 subsequent to receiving the approval of shareholders and the successful completion of the related Restructuring Transactions.  In addition, Marchant securities was paid cash of $180,000 upon the completion of the initial bridge loan on February 19, 2008 and paid additional cash of $88,800 upon the successful completion of the Restructuring Transactions.  In addition to the fees paid to Marchant Securities, the Company also incurred $457,779 in costs related to the Restructuring Transactions for professional services.  As the fees were paid through the issuance of common stock, the financing costs have been recorded as an increase to additional paid in capital, and $130,672 was associated to the shares issued on private placement and $350,528 was associated to shares issued on conversion of the bridge loans based on the respective proceeds raised. These costs have been recorded as an offset to additional paid in capital as share issuance costs.

(d)  Stock Option Plan

The Company has a stock option plan, the 2002 Stock Option Plan (the "Stock Option Plan"), which was most recently amended in September 30, 2008 in order to, among other things, increase the share reserve under the Stock Option Plan by 2,141,760.  Under the Stock Option Plan, up to 2,400,000 options are available for grant to employees, directors and consultants.  Options granted under the Stock Option Plan may be either incentive stock options or non-statutory stock options.  Under the terms of the Stock Option Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant.  No option granted to a holder of more than 10% of the Company's common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R). SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  The amount of expense recognized during the period is affected by many complex and subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's consolidated statements of operations:

	December 31,
	2008	2007	2006
General and administrative	$152,524	$65,660	$1,396,609
Clinical and regulatory	108,674	216,246	203,131
Sales and marketing	(76,203)	199,065	527,303
Stock-based compensation expense before income taxes (i)	$184,995	$480,971	$2,127,043

(i)
Of the total stock-based compensation expense of  $184,995, $480,971, and $2,127,043 included in the Company's consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively, zero, $72,800, and $36,287 is included as stock-based compensation expense of discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively.

Net cash proceeds from the exercise of common stock options were $0, $2,228 and $270,935 for the years ended December 31, 2008, 2007 and 2006, respectively.  No income tax benefit was realized from stock option exercises during the years ended December 31, 2008, 2007 and 2006.  In accordance with SFAS No. 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The weighted-average fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $2.17, $0.90, and $1.77, respectively.

Under the terms of SFAS 123(R), options to former Company executives, which were modified with regard to normal revocation after termination, were deemed to have been reissued, following the approval by the shareholders at the Annual General Meeting held on September 30, 2008 of the proposal to modify the options in question.  The modification resulted in a net reduction of $153,449 to stock compensation for the year ended December 31, 2008.

The estimated fair value of stock options for the periods presented was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2008	2007	2006
Volatility	115%	76.5%	90.1%
Expected life of options	4.22 years	5.85 years	5.56 years
Risk-free interest rate	1.82%	4.87%	4.83%
Dividend yield	0%	0%	0%

The Company's computation of expected volatility for the years ended December 31, 2008, 2007 and 2006 is based on the Company's historical stock prices to its initial public offering in December 2004 and for prior periods a comparable company's historical stock prices were used as the Company did not have sufficient historical data.  The Company's computation of expected life was estimated using the "short-cut approach" as provided in SAB No. 110 as options granted by the Company meet the criteria of "plain vanilla" options as defined in SAB No. 110.  Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period.  The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

A summary of the options issued during the year ended December 31, 2008 and the total number of options outstanding as of that date and changes since December 31, 2005 are set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	164,309	$43.75	8.20	$—
Granted	35,600	49.75
Exercised	(5,629)	48.25
Forfeited	(24,787)	51.25
Outstanding, December 31, 2006 (i)	169,493	43.75	7.61	—
Granted	43,100	32.75
Exercised	(90)	24.75
Forfeited	(21,003)	45.75
Outstanding, December 31, 2007	191,500	$41.04	7.41	—
Assumption of OcuSense stock options outstanding	673,034	1.35
Granted	1,452,166	2.79
Exercised	—	—
Forfeited	(38,217)	40.30
Outstanding, December 31, 2008	2,278,483	$4.95	8.41	522,547
Vested or expected to vest, December 31, 2008	1,829,456	$8.52	8.22	$522,547
Exercisable, December 31, 2008	1,818,293	$5.06	8.27	$522,547

(i)
At the annual meeting of stockholders of the Company held on June 23, 2006, the stockholders of the Company approved the re-pricing of all then out-of-the-money stock options of the Company.  Consequently, the exercise price of all outstanding stock options of the Company that, on June 23, 2006, was greater than $51.25, being the weighted average trading price of the Company's common stock on NASDAQ during the five-trading day period immediately preceding June 23, 2006, was adjusted downward to $51.25.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of fiscal 2008 of $2.00 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on December 31, 2008).

As at December 31, 2008, $2,304,036 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.68 years.

As at December 31, 2008, the Company had 789,734 options remaining in the Stock Option Plan available for grant.

 (e)  Warrants

On February 6, 2007, pursuant to the Securities Purchase Agreement 2007 between the Company and certain institutional investors, the Company issued warrants to these investors (the “Warrants”).  The Warrants are five-year warrants exercisable into an aggregate of 106,838 shares of the Company's common stock at $46.25 per common share.  On February 6, 2007, the Company also issued the Cowen Warrant to Cowen and Company, LLC in partial payment of the placement fee payable for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants pursuant to the Securities Purchase Agreement 2007.  The Cowen Warrant is a five-year warrant exercisable into an aggregate of 3,740 shares of the Company's common stock.  The per share exercise price of the Cowen Warrants is $46.25, and the Cowen Warrants became exercisable on August 6, 2007.

The Company accounts for the Warrants and the Cowen Warrant in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", along with related interpretation EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".  SFAS No. 133 requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  Based on the provisions of EITF No. 00-19, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity.  Accordingly, the Company has classified the Warrants and the Cowen Warrant as a current liability at December 31, 2007 and 2008, respectively.

The estimated fair value of the Warrants and the Cowen Warrant was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	128%
Expected life of Warrants	3.08 years
Risk-free interest rate	1.02%
Dividend yield	0%

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the Shares and the Warrants based on their relative fair values.  This resulted in an allocation of $2,052,578 to obligations under warrants, which includes the fair value of the Cowen Warrant of $97,222.

In addition, SFAS No. 133 requires the Company to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the Warrants and the Cowen Warrant as of December 31, 2008 and determined the aggregate fair value to be $57,666, an increase of approximately $57,666 over the measurement of the aggregate fair value of the Warrants and the Cowen Warrant on December 31, 2007.

Accordingly, the Company recognized a loss of $57,666 in its consolidated statement of operations for the year ended December 31, 2008 which reflects the increase in the Company's obligation to its warrant holders to its aggregate fair value.

Transaction costs associated with the issuance of the Warrants recorded as a warrant expense in the Company's consolidated statements of operations for the years ended December 31, 2008 and 2007 were $0 and $170,081, respectively.

A summary of the Warrants issued during the year ended December 31, 2008 and the total number of warrants outstanding since January 1, 2006 are set forth below:

	Number of warrants outstanding	Weighted average exercise price (i)
Outstanding, December 31, 2006	—	$—
Granted	110,578	55.00
Outstanding, December 31, 2007	110,578	55.00
Granted	—	—
Forfeited	—	—
Outstanding, December 31, 2008	110,578	$46.25

(i)	The bridge loan funding in 2008 resulted in a change in exercise price for the warrants from $55.00 to $46.25.

19.  CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Years ended December 31,
	2008	2007	2006
Due to related party	$—	$—	$(5,065)
Amounts receivable	41,759	(58,782)	390,634
Inventory	(148,201)	2,756,759	2,250,554
Prepaid expenses	165,063	37,951	247,361
Accounts payable	(878,128)	797,415	(1,225,575)
Accrued liabilities	(1,671,658)	911,987	(1,155,335)
Deferred revenue	237,400	—	—
Due to stockholders	(9,662)	(109,842)	(5,827)
Other current assets	(11,238)	7,000	12,781
	$(2,274,665)	$4,342,488	$509,528

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Years ended December 31,
	2008	2007	2006
Free inventory	$—	$418,303	$(48,006)
Warrant issued in part payment of placement fee	—	97,222	—
Common stock issued on acquisition	—	—	15,035,969
Common stock issued on merger	7,924,818	—	—
Minority Interest Acquired	3,111,776	—	—
Conversion of bridge loans and accrued interest to common stock	8,261,143	—	—
Common stock issued to Marchant Securities for services provided in the PIPE and bridge loan transaction.	481,200	—	—

Additional cash flow information
Interest paid	—	11,180	—
Income taxes recovered (paid), net	$—	$—	$4,533

20.  FINANCIAL INSTRUMENTS

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

During fiscal 2008, the Company derived 65.5% of its revenue from the sale of the new Tearlab product.  A single distributor represented 49% of this revenue from the TearLab product while another distributor represented 29% of the revenue from the TearLab product.  The remaining 34.5% of revenue was derived from the sale of components of the RHEO™ System, of which all amounts due were collected as of December 31, 2008.  The Company fully provided for the all balances due from Veris.  Accordingly, no trade receivables due from Veris have been recognized as at December 31, 2008 or 2007.

21.  SEGMENTED INFORMATION

As a result of the acquisition of SOLX and OcuSense during 2006 (note 4), the Company had three reportable segments: retina, glaucoma and point-of-care.  The retina segment was in the business of commercializing the RHEO™ System which was used to perform the Rheopheresis™ procedure, a procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD.  The Company began limited commercialization of the RHEO™ System in Canada in 2003 and provided support to its sole customer in Canada, Veris, in its commercial activities in Canada.  The Company obtained investigational device exemption clearance from the FDA to commence RHEO-AMD, its clinical study of the RHEO™ System.  On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company's portfolio.

The glaucoma segment of the Company was in the business of providing treatment for glaucoma with the use of the components of the SOLX Glaucoma System which are used to provide physicians with multiple options to manage intraocular pressure.  The Company was seeking to obtain 510(k) approval to market the components of the SOLX Glaucoma System in the United States.  The Company acquired the glaucoma segment in the acquisition of SOLX on September 1, 2006; therefore, no amounts are shown for the segment in periods prior to September 1, 2006.  On December 19, 2007, the Company sold all of the issued and outstanding shares of the capital stock of SOLX, which had been the glaucoma segment of the Company prior to the completion of this sale.  All revenue and expenses related to the Company's glaucoma segment, prior to the December 19, 2007 closing date, has therefore been included in discontinued operations on its consolidated statements of operations for the years ended December 31, 2007 and 2006.

The point-of-care segment is made up of the TearLab™ business which is currently developing technologies that enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers in tears using nanoliters of tear film.  The Company acquired the TearLab™ business in the acquisition of OcuSense, on November 30, 2006; therefore, no amounts are shown in periods prior to November 30, 2006.

The accounting policies of the segments are the same as those described in significant accounting policies.

The Company's reportable units are strategic business units that offer different products and services.  They are managed separately, because each business unit requires different technology and marketing strategies.

The Company's business units are as follows:

	Year ended December 31, 2008
	Retina	Point-of-care	Total
Revenue	$158,300	$299,902	$458,202
Expenses:
Cost of goods sold	26,500	138,848	163,348
Operating	3,215,541	4,715,397	7,930,938
Depreciation and amortization	26,554	1,267,062	1,293,616
Restructuring charges	2,440,820	—	2,440,820
Loss from continuing operations	(5,551,115)	(5,819,405)	(11,370,520)
Interest income	70,566	5,967	76,533
Interest expense and finance fees	(498,478)	—	(498,478)
Changes in fair value of warrant obligation	(57,666)	—	(57,666)
Gain (Loss) on short-term investment	1,036,250	—	1,036,250
Beneficial conversion on bridge loan shares issued	—	(1,239,163)	(1,239,163)
Other income (expense), net	288,496	80,589	369,085
Minority interest	—	1,977,722	1,977,722
Recovery of income taxes	—	337,846	337,846
Net loss from continuing operations	$(4,711,947)	$(4,656,444)	$(9,368,391)
Total assets	$2,391,196	$11,013,881	$13,405,077

	Year ended December 31, 2007
	Retina	Point-of-care	Total
Revenue	$91,500	$—	$91,500
Expenses:
Cost of goods sold	2,398,103	—	2,398,103
Operating	10,230,299	4,577,178	14,807,477
Depreciation and amortization	2,065,088	1,320,851	3,385,939
Impairment of intangible asset	20,923,028	—	20,923,028
Restructuring charges	1,312,721	—	1,312,721
Loss from continuing operations	(36,837,739)	(5,898,029)	(42,735,768)
Interest income	551,948	57,985	609,933
Interest expense	(16,444)	(784)	(17,228)
Changes in fair value of warrant obligation	1,882,497	—	1,882,497
Loss on short-term investment	(1,036,250)	—	(1,036,250)
Other income (expense), net	(6,546)	24,557	18,011
Minority interest	—	1,312,178	1,312,178
Recovery of income taxes	3,186,334	2,379,208	5,565,542
Loss from continuing operations	(32,276,200)	(2,124,885)	(34,401,085)
Total assets	$3,672,542	$11,640,195	$15,312,737

	Year ended December 31, 2006
	Retina	Point-of-care	Total
Revenue	$174,259	$—	$174,259
Expenses:
Cost of goods sold	3,528,951	—	3,528,951
Operating	12,741,701	312,393	13,054,094
Depreciation and amortization	1,860,849	107,766	1,968,615
Impairment of goodwill	65,945,686	—	65,945,686
Restructuring charges	819,642	—	819,642
Loss from continuing operations	(84,722,570)	(420,159)	(85,142,729)
Interest income	1,370,208	—	1,370,208
Interest expense	(13,592)	(1,304)	(14,896)
Other income (expense), net	31,108	(173)	30,935
Minority interest	—	161,179	161,179
Recovery of income taxes	2,814,058	101,732	2,915,790
Loss from continuing operations	(80,520,788)	(158,725)	(80,679,513)
Total assets	$38,762,773	$15,604,440	$98,525,418

The Company's geographic segments are as follows:

	United States	Canada	Europe	Israel	Total
December 31, 2008
Fixed assets	$179,259	$4,125	$—	$—	$183,384
December 31, 2007
Fixed assets	$61,984	$60,302	$—	$—	$122,286
December 31, 2006
Fixed assets	$281,226	$186,987	$63,484	$42,613	$574,310

22.  SUBSEQUENT EVENTS

On January 16, 2009, OccuLogix, Inc. dba TearLab Corporation (NASDAQ: TEAR and TSX: TLB) announced that the Company will immediately begin conducting business as TearLab Corporation and has changed its stock ticker symbols on the NASDAQ and Toronto Stock Exchange to TEAR and TLB, respectively.  The official name change will be effective once stockholder approval is received.

On February 11, 2009, the Company filed with the SEC a prospectus as part of a registration statement on Form S-3 using a "shelf" registration process.  Under this shelf process, the Company may from time to time, offer or sell any combination of common stock, preferred stock, debt securities, depository shares or warrants in one or more offering up to a total dollar value of $30,000,000.

23.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of the significant effects of the restatements on the Company’s consolidated balance sheet as of December 31, 2007 and 2006 and its consolidated statements of operations and cash flows for the fiscal years ended December 31, 2007:

	December 31, 2007			December 31, 2006
	As Previously Reported (1)	Adjustment	As Restated	As Previously Reported (1)	Adjustment	As Restated
Consolidated Balance Sheets
Intangible Assets	$5,770,677	$5,314,377	$11,085,054	$	$	$
Deferred Tax	—	2,259,348	2,259,348
Minority Interest	—	4,953,960	4,953,960
Additional paid-in capital	362,402,899	(170,868)	362,232,031
Accumulated deficit	(356,560,917)	(1,728,063)	(358,288,980)
Consolidated Statements of Operations
General and administrative	7,373,726	730,679	8,104,405	8,407,501	68,250	8,475,751
Minority interest	2,182,843	(870,665)	1,312,178	157,624	3,555	161,179
Recovery of income taxes	5,654,868	(89,326)	5,565,542	2,888,490	27,300	2,915,790
Loss from continuing operations	(32,710,416)	(1,690,669)	(34,401,085)	(80,642,119)	(37,394)	(80,679,513)
Net loss for the year	(68,139,314)	(1,690,669)	(69,829,983)	(82,184,503)	(37,394)	(82,221,897)
Loss from continuing operations per share - basic and diluted	$(0.58)	(0.02)	$(0.60)	$(1.79)	—	$(1.79)
Net loss per share - basic and diluted	$(1.20)	$(0.03)	$(1.23)	$(1.83)	—	$(1.83)
Consolidated Statements of Cash Flows
Cash used in operating activities
Net loss for the year	$(68,139,314)	$(1,690,669)	$(69,829,983)	$(82,184,503)	$(37,394)	$(82,221,897)
Amortization of intangibles	4,578,027	730,679	5,308,706	2,749,212	68,250	2,817,462
Deferred income taxes	(15,004,750)	89,325	(14,915,425)	(4,065,962)	(27,300)	(4,093,262)
Minority interest	(2,182,843)	870,665	(1,312,178)	(157,624)	(3,555)	(161,179)

(1)	Amounts reflected correction of prior years amounts related to stock options granted to consultants.

24.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited consolidated statement of operations data for each quarter of fiscal 2008 and 2007:

	Fiscal 2008 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$7,200	$127,200	$23,900	$299,902
Gross profit (loss)	(17,356)	127,200	21,955	163,055
(Loss) from continuing operations (ii), (iii), (iv)	(2,277,075)	(2,536,977)	(2,282,952)	(2,271,387)
Net (loss)	$(2,277,075)	$(2,536,977)	$(2,282,952)	$(2,271,387)
Excess of purchase price over non-consolidating interest in OcuSense, Inc.	—	—	—	(4,813,042)
Net loss available to common stockholders	(2,277,075)	(2,536,977)	(2,282,952)	(7,084,429)
Weighted average number of shares outstanding basic and diluted	2,292,280	2,292,280	2,292,280	9,336,922
Net (loss) per common share basic and diluted (viii)	$(0.99)	$(1.11)	$(1.00)	$(0.24)
Net (loss) available to common stockholders per common share	$(0.99)	$(1.11)	$(1.00)	$(0.76)

	Fiscal 2007 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$90,000	$—	$—	$1,500
Gross profit (loss)	57,900	(33,297)	(2,287,411)	(43,795)
(Loss) from continuing operations(i), (ii), (iii), (iv), (v), (vi), (vii)	(3,482,272)	(1,908,767)	(19,605,454)	(9,404,592)
(Loss) from discontinued operations	(1,103,490)	(1,081,559)	(1,082,842)	(32,161,007)
Net (loss) as previously reported	$(4,585,762)	$(2,990,326)	$(20,688,296)	$(41,565,599)
Weighted average number of shares outstanding basic and diluted	2,182,351	2,292,161	2,292,280	2,292,280
Net (loss) from continuing operations per common share basic and diluted	$(1.60)	$(0.83)	$(8.56)	$(4.10)
Net (loss) from discontinued operations per common share basic and diluted	$(0.50)	$(0.47)	$(0.47)	$(14.03)
Net (loss) per common share basic and diluted (viii)	$(2.10)	$(1.30)	$(9.03)	$(18.13)

(i)	Loss from continuing operations for the three months ended March 31, 2007 includes a charge for the change in the fair value of the Company's obligation under warrants and warrant expense of $723,980.
(ii)
Loss from continuing operations for the three months ended June 30, September 30 and December 31, 2007 includes income recognized from the change in the fair value of the Company's obligation under warrants of $1,500,710, $856,969 and $248,797, respectively.  In the comparable periods in the 2008 fiscal period, there was no comparable charge in the three months ended June 30, 2008, an charge of $68,281 in the three months ended September 30, 2008 and income of $10,615 for the three months ended December 31, 2008 arising from the change in fair value of the Company's obligations under warrants.

(iii)
Loss from continuing operations for the three months ended December 31, 2007 includes a charge for the loss on short-term investments of $1,036,250.  In the three months ended December 31, 2008, the prior year's charge was reversed and income of $1,036,250 was recognized as a result of the purchase by Credit Suisse of all of the Company's short-term investments.

(iv)
Loss from continuing operations for the three months ended December 31, 2008 and September 30, 2007 includes the expense of amounts related to inventory reserves of $68,062 and $2,782,494, respectively.

(v)	Loss from discontinued operations for the three months ended December 31, 2007 includes a goodwill impairment charge of $14,446,977.
(vi)	Loss from continuing operations for the three months ended September 30, 2007 includes the charge for the impairment of intangible assets of $20,923,028.
(vii)	Loss from discontinued operations for the three months ended December 31, 2007 includes the charge for the impairment of intangible assets of $22,286,383.
(viii)
Net loss per share basic and diluted are computed independently for the quarters presented.  Therefore, the sum of the quarterly per share information may not be equal to the annual per share information.

ITEM 9.             Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at December 31, 2008 our disclosure controls and procedures were effective at the reasonable assurance level.

Prior Year Remediation of Material Weakness

In the prior year, we restated our financial statements for the year ended December 31, 2007 and the quarter ended March 31, 2008.  The restatements were to correct the consolidation method used to account for our interest in TearLab, Inc.  Management concluded that due to the failure to properly account for the consolidation of TearLab, Inc., there was a material weakness in our internal control over financial reporting as of December 31, 2007.

As a result of the material weakness in our internal control over financial reporting, during 2008, we directed our internal resources and engaged outside consultants to ensure that our reported results are in compliance with accounting principles generally accepted in the United States.  These changes have improved the effectiveness of our internal control over financial reporting.  Management believes we have remediated the aforementioned material weakness by December 31, 2008.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           Other Information.

None.

PART III

ITEM 10.           Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 11.           Executive Compensation.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 13.           Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 14.           Principal Accountant Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15.           Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of the report:

(1)	Financial Statements included in PART II of this report:

(2)	Financial Statement Schedules:

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
	$	$	$	$	$
Fiscal 2006
Bad debt reserves	518,852	—	—	(518,852)	—
Inventory reserves	1,990,830	3,304,124	—	(193,560)	5,101,394
Fiscal 2007
Bad debt reserves	—	172,992	—	—	172,992
Inventory reserves	5,101,394	2,790,209	—	(596,058)	7,295,545
Fiscal 2008
Bad debt reserves	172,992	—	—	(172,992)	—
Inventory reserves	7,295,545	68,062	—	(7,295,545)	68,062

1.
During fiscal 2006, OccuLogix, Inc. (the "Company") agreed to forgive the amount receivable from Veris Health Services Inc. ("Veris") which had been owing for products and related services delivered or provided to Veris during the period from September 14, 2005 to December 31, 2005.

2.	During fiscal 2007 and 2006, the Company utilized inventory that had previously been provided for.
3.
During 2008, the Company disposed of or sold all RHEO related inventory.  Product acquired for clinical trial purposes and not utilizable due to changes in clinical trial requirements were utilized for testing and development purposes.

(3)           List of exhibits required by Item 601 of Regulation S-K.  See part (b) below.

(b)           Exhibits: The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description	Incorporated by Reference

2.1	Form of Plan of Reorganization.	Exhibit 2.1 to the Registrant's Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333-118024)

3.1	Restated Certificate of Incorporation of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.2	Amended and Restated By-Laws of the Registrant as currently in effect.	Exhibit 10.4 to the Registrant's Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)

3.3	Certificate of Amendment of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.4	Restated Certificate of Incorporation of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Restated Certificate of Incorporation of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.

10.1	Series A Stock Purchase Agreement by and among TearLab, Inc. and the Registrant dated as of November 30, 2006.
Exhibit 10.45 to the Registrant's Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)  (Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.)

10.2	Securities Purchase Agreement, dated as of February 1, 2007, by and among the Registrant and the investors listed on the Schedule of Investors attached thereto as Exhibit A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on February 6, 2007 (file no. 000-51030)

10.3	Employment Agreement between the Registrant and Suh Kim dated as of March 12, 2007.	Exhibit 10.47 to the Registrant's Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.4	License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.
Exhibit 10.48 to the Registrant's Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.5	Amendment No. 1, dated June 9, 2003, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.49 to the Registrant's Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.6	Amendment No. 2, dated September 5, 2005, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.
Exhibit 10.50 to the Registrant's Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.7	Amendment No. 3, dated July 7, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.51 to the Registrant's Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.8	Amendment No. 4, dated October 9, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.52 to the Registrant's Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

Exhibit Number	Exhibit Description	Incorporated by Reference

10.9	Terms of Business, dated February 5, 2007, between Invetech Pty Ltd. and TearLab, Inc.	Exhibit 10.30 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.10
Amendment No. 5, dated June 29, 2007, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
Exhibit 10.31 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.11	Lease, dated October 17, 2005, between Penyork Properties III Inc. and the Registrant.	Exhibit 10.32 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.12
Lease Amending Agreement, dated as of March 9, 2007, between the Registrant and 2600 Skymark Investments Inc., amending the Lease between Penyork Properties III Inc. and the Registrant dated October 17, 2005.
Exhibit 10.33 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.13	2002 Stock Option Plan, as amended and restated on June 29, 2007.	Exhibit 10.34 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.14
Manufacturing and Development Agreement, dated October 25, 2007, between MiniFAB (Aust) Pty Ltd and TearLab, Inc.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
Exhibit 10.35 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.15	First Amendment to Series A Preferred Stock Purchase Agreement, dated October 29, 2007, between TearLab, Inc. and the Registrant	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2007 (file no. 000-51030)

10.16	Research Agreement, dated as of December 13, 2007, between * and TearLab, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)	Exhibit 10.37 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.17
Stock Purchase Agreement, dated as of December 19, 2007, between the Registrant and Solx Acquisition, Inc.  (Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Commission upon request.)
Exhibit 10.38 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.18
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
Exhibit 10.39 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.19
Termination Agreement, dated as of December 19, 2007, between Doug P. Adams and the Registrant, terminating the Employment Agreement between the Registrant and Doug P. Adams dated as of September 1, 2006.
Exhibit 10.40 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.20	Limited Guaranty, dated as of December 19, 2007, by Doug P. Adams for the benefit of the Registrant.	Exhibit 10.41 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

Exhibit Number	Exhibit Description	Incorporated by Reference

10.21	Security Agreement, dated as of December 19, 2007, by Solx, Inc. in favor of the Registrant.	Exhibit 10.42 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.22	Letter Agreement, dated December 20, 2007, between the Registrant and Solx Acquisition, Inc.	Exhibit 10.43 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.23
Termination Agreement, dated as of January 4, 2008, between John Cornish and the Registrant, terminating the Employment Agreement between the Registrant and John Cornish dated as of April 1, 2005, as amended.
Exhibit 10.44 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.24
Termination Agreement, dated as of January 4, 2008, between Julie Fotheringham and the Registrant, terminating the Employment Agreement between the Registrant and Julie Fotheringham dated September 1, 2004.
Exhibit 10.45 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.25	Termination Agreement, dated as of January 4, 2008, between Stephen Parks and the Registrant, terminating the Employment Agreement between Stephen Parks and the Registrant dated as of October 4, 2005.	Exhibit 10.46 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.26
Termination Agreement, dated as of January 8, 2008, between David C. Eldridge and the Registrant, terminating the Employment Agreement between the Registrant and Dr. David Eldridge dated November 9, 2004.
Exhibit 10.47 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.27	Termination Agreement, dated as of January 31, 2008, between Nozhat Choudry and the Registrant, terminating the Employment Agreement between Nozhat Choudry and the Registrant, as amended.	Exhibit 10.48 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.28	Termination Agreement, dated as of January 31, 2008, between Stephen Kilmer and the Registrant, terminating the Employment Agreement between the Registrant and Stephen Kilmer dated July 30, 2004.	Exhibit 10.49 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.29	Loan Agreement, dated as of February 19, 2008, by and among the Registrant, the Lenders named therein and Marchant Securities Inc.	Exhibit 10.50 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.30	Share Pledge Agreement, dated as of February 19, 2008, by the Registrant in favor of Marchant Securities Inc., as collateral agent.	Exhibit 10.51 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.31	Employment Agreement, dated as of February 25, 2008, between the Registrant and William G. Dumencu.	Exhibit 10.52 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.32	Termination Agreement, dated as of February 25, 2008, between Asahi Kasei Kuraray Medical Co., Ltd. and the registrant.	Exhibit 10.53 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.33	Amending Agreement, dated as of March 3, 2008, between Nozhat Choudry and the Registrant, amending the Termination Agreement between Nozhat Choudry and the Registrant dated as of January 31, 2008.	Exhibit 10.54 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

Exhibit Number	Exhibit Description	Incorporated by Reference

10.34	Amending Agreement, dated as of March 3, 2008, between John Cornish and the Registrant, amending the Termination Agreement between John Cornish and the Registrant dated as of January 4, 2008.	Exhibit 10.55 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.35
Amending Agreement, dated as of March 3, 2008, between David C. Eldridge and the Registrant, amending the Termination Agreement between David C. Eldridge and the Registrant dated as of January 8, 2008.
Exhibit 10.56 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.36
Amending Agreement, dated as of March 3, 2008, between Julie Fotheringham and the Registrant, amending the Termination Agreement between Julie Fotheringham and the Registrant dated as of January 4, 2008.
Exhibit 10.57 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.37	Amending Agreement, dated as of March 3, 2008, between Stephen Parks and the Registrant, amending the Termination Agreement between Stephen Parks and the Registrant dated as of January 4, 2008.	Exhibit 10.58 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.38
Agreement and Plan of Merger and Reorganization, dated April 22, 2008, by and among the Registrant, OcuSense Acquireco, Inc. and TearLab, Inc. (formerly known as OcuSense, Inc.) (Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.)
Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 12, 2008 (file no. 000-51030)

10.39
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
Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 12, 2008 (file no. 000-51030)

10.40	Securities Purchase Agreement, dated as of May 19, 2008, by and among OccuLogix, Inc., Marchant Securities Inc. and the investors listed on the Schedule of Investors attached thereto as Exhibit A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on May 21, 2008 (file no. 000-51030)

10.41	Amending Agreement by and among OccuLogix, Inc., Marchant Securities Inc. and the investor party thereto.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 28, 2008 (file no. 000-51030)

10.42	Amending Agreement, dated as of July 28, 2008, by and among OccuLogix, Inc., OcuSense Acquireco, Inc. and TearLab, Inc. (formerly known as OcuSense, Inc.)	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on July 28, 2008 (file no. 000-51030)

10.43
Second Amending Agreement, dated as of June 16, 2008, between John Cornish and the Registrant, amending the Termination Agreement between the Registrant and John Cornish dated as of January 4, 2008, as amended.
Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.44
Second Amending Agreement, dated as of June 16, 2008, between Julie Fotheringham and the Registrant, amending the Termination Agreement between the Registrant and Julie Fotheringham dated as of January 4, 2008, as amended.
Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

Exhibit Number	Exhibit Description	Incorporated by Reference

10.45	Amending Agreement, dated as of June 16, 2008, between Stephen Kilmer and the Registrant, amending the Termination Agreement between the Registrant and Stephen Kilmer dated as of January 31, 2008.	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.46
Second Amending Agreement, dated as of June 16, 2008, between David C. Eldridge and the Registrant, amending the Termination Agreement between the Registrant and David C. Eldridge dated as of January 8, 2008, as amended.
Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.47
Second Amending Agreement, dated as of June 16, 2008, between Stephen Parks and the Registrant, amending the Termination Agreement between the Registrant and Stephen Parks dated as of January 4, 2008, as amended.
Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.48
Second Amending Agreement, dated as of June 19, 2008, between Nozhat Choudry and the Registrant, amending the Termination Agreement between the Registrant and Nozhat Choudry dated as of January 31, 2008, as amended.
Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.49
Termination Agreement, dated as of June 30, 2008, between Thomas P. Reeves and the Registrant, terminating the Employment Agreement between the Registrant and Thomas P. Reeves dated as of August 1, 2004, as amended.
Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.50
Third Amending Agreement, dated as of July 25, 2008, between John Cornish and the Registrant, amending the Termination Agreement between the Registrant and John Cornish dated as of January 4, 2008, as amended.
Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.51
Third Amending Agreement, dated as of July 25, 2008, between Julie Fotheringham and the Registrant, amending the Termination Agreement between the Registrant and Julie Fotheringham dated as of January 4, 2008, as amended.
Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.52
Second Amending Agreement, dated as of July 25, 2008, between Stephen Kilmer and the Registrant, amending the Termination Agreement between the Registrant and Stephen Kilmer dated as of January 31, 2008, as amended.
Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.53
Third Amending Agreement, dated as of July 25, 2008, between David C. Eldridge and the Registrant, amending the Termination Agreement between the Registrant and David C. Eldridge dated as of January 8, 2008, as amended.
Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.54
Third Amending Agreement, dated as of July 25, 2008, between Stephen Parks and the Registrant, amending the Termination Agreement between the Registrant and Stephen Parks dated as of January 4, 2008, as amended.
Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.55
Third Amending Agreement, dated as of July 25, 2008, between Nozhat Choudry and the Registrant, amending the Termination Agreement between the Registrant and Nozhat Choudry dated as of January 31, 2008, as amended.
Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.56	Amending Agreement, dated as of July 25, 2008, between Thomas P. Reeves and the Registrant, amending the Termination Agreement between the Registrant and Thomas P. Reeves dated as of June 30, 2008.	Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

Exhibit Number	Exhibit Description	Incorporated by Reference

10.57
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
Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.58	Loan Agreement, dated as of August 13, 2008, by and among OccuLogix, Inc. and TearLab, Inc. (formerly known as OcuSense, Inc.)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 15, 2008 (file no. 000-51030)

10.59	Second Amending Agreement, dated as of October 6, 2008, by and among OccuLogix, Inc., OcuSense Acquireco, Inc. and TearLab, Inc. (formerly known as OcuSense, Inc.)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

10.60	Second Amending Agreement, dated as of October 1, 2008, by and among OccuLogix, Inc., Marchant Securities Inc. and the investors listed on the Schedule of Investors attached thereto as Exhibit A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

14.1	Code of Conduct of the Registrant

14.2	Complaint and Reporting Procedures of the Registrant.	Exhibit 14.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2005 (file no. 000-51030)

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, San Diego, California, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Toronto, Canada, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

*               *               *

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Registrant.  The Registrant will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Eric Donsky and William G. Dumencu as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 31, 2009	OCCULOGIX, INC

	By:	/s/ Eric Donsky
Eric Donsky
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2009	By:	/s/ Eric Donsky
Eric Donsky
President, Chief Executive Officer and
Director

Dated: March 31, 2009	By:	/s/ William G. Dumencu
William G. Dumencu
Chief Financial Officer and Treasurer

Dated: March 31, 2009	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chairman of Board of Directors

Dated: March 31, 2009	By:	/s/ Anthony Altig
Anthony Altig
Director

Dated: March 31, 2009	By:	/s/ Thomas N. Davidson
Thomas N. Davidson
Director

Dated: March 31, 2009	By:	/s/ Adrienne L. Graves
Adrienne L. Graves
Director

Dated: March 31, 2009	By:	/s/ Richard L. Lindstrom
Richard L. Lindstrom, M.D.
Director

Dated: March 31, 2009	By:	/s/ Donald Rindell
Donald Rindell
Director