Form 10-Q
period 2009-03-31
OccuLogix, Inc.
filed 2009-05-14
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-51030

OccuLogix, Inc.
(Exact name of registrant as
specified in its charter)

Delaware	59 343 4771

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12707 High Bluff Drive, Suite 200, San Diego, CA 92130
(Address of principal executive offices)

(858) 794-1400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐   No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

These statements involve known and unknown risks, uncertainties and other factors, including the risks described in Part II, Item 1A.  of this Quarterly Report on Form 10-Q, which may cause our actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements.  Information regarding market and industry statistics contained in this Quarterly Report on Form 10-Q is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources and cannot assure you of the accuracy of the market and industry data we have included.

Unless the context indicates or requires otherwise, in this Quarterly Report on Form 10-Q, references to the “Company” shall mean OccuLogix, Inc. and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated.

OccuLogix, Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,256,493	$2,565,277
Accounts receivable, net	257,120	333,056
Inventory, net	120,955	148,201
Prepaid expenses	278,365	316,058
Other current assets	26,419	21,680
Total current assets	1,939,352	3,384,272
Fixed assets, net	169,568	183,384
Patents and trademarks, net	268,532	269,398
Intangible assets, net	9,264,393	9,568,023
Total assets	$11,641,845	$13,405,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$336,379	$314,680
Accrued liabilities	990,149	1,201,793
Due to stockholders	27,787	23,152
Deferred revenue	222,352	237,400
Obligations under warrants	35,971	57,666
Total current liabilities	1,612,638	1,834,691
Deferred income tax liability	942,622	1,611,502

Contingently redeemable common stock, 119,629 outstanding	250,000	250,000
Stockholders’ equity
Capital stock
Common stock	9,708	9,708
Par value of $0.001 per share
Authorized: 40,000,000; Issued and outstanding:
March 31, 2009 – 9,708,780; December 31, 2008 – 9,708,780
Additional paid-in capital	377,486,839	377,356,547
Accumulated deficit	(368,659,962)	(367,657,371)
Total stockholders’ equity	$8,836,585	$9,708,884
Total liabilities and stockholders’ equity	$11,641,845	$13,405,077

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Revenue
TearLab	$243,258	$—
Retina	—	7,200
Total revenue	243,258	7,200
Cost of goods sold
TearLab – product cost	119,199	—
Retina – product cost	—	24,556
Total cost of goods sold	119,199	24,556
	124,059	(17,356)
Operating expenses
General and administrative	1,286,609	1,526,074
Clinical , regulatory and research & development	332,306	1,022,987
Sales and marketing	214,304	176,529
	1,833,219	2,725,590
Loss from operations	(1,709,160)	(2,742,946)
Other income (expense)
Interest income	1,830	30,288
Changes in fair value of warrant obligation	21,695	—
Impairment of investments	—	(327,486)
Interest expense	—	(40,438)
Amortization of deferred financing charges	—	(41,000)
Other	14,163	17,492
	37,688	(361,144)
Loss from continuing operations before income taxes	(1,671,472)	(3,104,090)
Income tax recovery	668,881	619,480
Net loss for the period	(1,002,591)	(2,484,610)
Net loss attributable to non-controlling interest, net of tax	—	207,535
Net loss attributable to OccuLogix, Inc.	$(1,002,591)	$(2,277,075)
Weighted average number of shares outstanding attributable to OccuLogix, Inc. - basic and diluted	9,828,409	2,292,280
Loss per share attributable to OccuLogix, Inc. – basic and diluted	$(0.10)	$(0.99)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Three months ended March 31,
	2009	2008

OPERATING ACTIVITIES
Net loss for the period	$(1,002,591)	$(2,277,075)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	130,292	83,875
Depreciation of fixed assets	19,700	17,638
Amortization and write-down of patents and trademarks	7,419	4,815
Amortization of intangible asset	303,630	322,385
Amortization of deferred financing charges	—	41,000
Changes in fair value of warrant obligation	(21,695)	—
Impairment of investments	—	327,486
Deferred tax liability, net	(668,881)	(619,480)
Non-controlling interest	—	(207,535)
(Gain) Loss on disposal of fixed assets	(3,119)	—
Net change in non-cash working capital balances related to operations	(64,221)	(376,033)
Cash used in operating activities	(1,299,466)	(2,682,924)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(2,765)	(9,317)
Additions to patents and trademarks	(6,553)	(33,873)
Cash provided by (used in) investing activities	(9,318)	(43,190)

FINANCING ACTIVITIES
Proceeds from issuance of bridge loans	—	3,000,000
Cash paid for financing fees	—	(180,000)
Cash provided by financing activities	—	2,820,000

Net increase (decrease) in cash and cash equivalents during the period	(1,308,784)	93,886
Cash and cash equivalents, beginning of period	2,565,277	2,235,832
Cash and cash equivalents, end of period	$1,256,493	$2,329,718

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars except as otherwise stated)
(Unaudited)

1.	BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, referred to as U.S. GAAP. These unaudited interim consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of OccuLogix, Inc. , ( “OccuLogix” or the Company), as at March 31, 2009 and the results of its operations for the three months then ended. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10K filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2009. Interim results are not necessarily indicative of results for a full year.

Reclassifications

Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51, or SFAS 160. This standard changed the accounting for and reporting of minority interest (now called non-controlling interest) in the consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on the previously reported financial position or results of operations, refer to Note 2 of this Form 10-Q for additional information on the adoption of SFAS 160.

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

Going concern uncertainty

The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company has sustained substantial losses of $14,181,433 for the year ended December 31, 2008 and $1,002,591 and $2,277,075 for the three months ended March 31, 2009 and 2008, respectively. The Company’s working capital at March 31, 2009 is $326,714, which represents a $1,222,867 decrease in its working capital from $1,549,581 at December 31, 2008.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.  Management believes the Company’s existing cash will be sufficient to cover its operating and other cash demands only until the beginning of June 2009, if it does not successfully complete the first stage of its current fund raising activities by the beginning of June 2009.

A successful transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fund its planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  The Company is seeking additional convertible debt financing to support its operations until it becomes cash flow positive.  There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all.  If the Company is unable to obtain additional financing, the Company would need to significantly curtail or reorient its operations during 2009, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

2.	SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2008.

OccuLogix, Inc.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to the impairment of long-lived and intangible assets, valuation of investments in marketable securities and the value of stock options and warrants.

Recent Accounting Pronouncements
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items, such as the Company’scash equivalents and investments, that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No 157 for non-financial assets and non-financial liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or expense it upon abandonment or impairment. SFAS No. 141(R) also requires expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, which changes the accounting and reporting of ownership interests in subsidiaries held by parties other than the parent, and the allocation of net income attributable to the parent and the  non-controlling interest. SFAS No. 160 also establishes disclosure requirements to separately identify the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 became effective for all fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS No. 160 in the first quarter of 2009. The adoption of SFAS 160 changed the presentation format of the Company’s consolidated statements of earnings and consolidated balance sheets, but did not have an impact on net earnings or equity attributable to the Company’s shareholders.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company beginning January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for the Company beginning January 1, 2009. The adoption of FSP No. 142-3 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Emerging Issues Task Force (“EITF”) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS No. 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The adoption of EITF 07-5 did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principals Board, (“APB”), Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which clarifies that convertible instruments that may be settled in cash are not addressed under APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB No. 14-1 requires the liability and equity components of these types of instruments to be separately accounted for in a manner that will reflect the non-convertible debt interest rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 is effective for the Company for convertible debt instruments issued on or after January 1, 2009. The Company does not have any instruments that are within the scope of FSP APB No. 14-1. The adoption of FSP APB No. 14-1 did not have a material impact on the Company’s consolidated financial statements.

OccuLogix, Inc.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company does not have grants of restricted stock that contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis. The adoption of EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

3.	INVENTORY

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions. The balance of $120,955 as at March 31, 2009 represents production materials held for the TearLabTM activities.

In light of the Company's financial position at November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company's portfolio and in particular the fact that if the Company was unable to raise additional capital, it would not have had sufficient cash to support its operations beyond early 2008.  Accordingly, the Company wrote down the value of its treatment sets and OctoNova pumps, the components of the RHEO™ System, to zero as at December 31, 2007 since the Company did not expect to be able to sell or utilize these treatment sets and OctoNova pumps prior to their expiration dates, in the case of the treatment sets, or before the technologies become outdated.  In the three months ended March 31, 2008, the Company sold  48 treatment sets.  The sale of these treatment sets generated revenues of $7,200. All RHEO™ System inventory was sold or disposed of during 2008.

4.	FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2009	December 31, 2008
Furniture and office equipment	$18,970	$24,539
Computer equipment and software	143,938	254,846
Medical equipment	315,779	315,779
	478,687	595,164
Less accumulated depreciation	309,119	411,780
	$169,568	$183,384

Depreciation expense was $19,700 and $17,638 during the three months ended March 31, 2009 and 2008, respectively.

5.	PATENTS AND TRADEMARKS

Patents and trademarks consist of the following:

	March 31, 2009	December 31, 2008
Patents	$378,351	$373,361
Trademarks	138,330	136,767
	516,681	510,128
Less accumulated amortization	248,149	240,730
	$268,532	$269,398

OccuLogix, Inc.

Amortization expense was $7,419 and $4,815 during the three months ended March 31, 2009 and 2008, respectively.

Patents and trademarks are recorded at historical cost and amortized over a period not exceeding 10 years.

6.	INTANGIBLE ASSETS

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

Intangible assets subject to amortization consist of the following:

	As at March 31, 2009
	Cost	Accumulated Amortization
TearLab™ technology	$12,172,054	$2,907,661

	As at December 31, 2008
	Cost	Accumulated Amortization
TearLab™ technology	$12,172,054	$2,604,031

Estimated amortization expense for the intangible assets for the balance of 2009 and each of the next four years and thereafter is as follows:

Amortization of intangible assets
Remainder of 2009	$910,893
2010	1,214,523
2011	1,214,523
2012	1,214,523
2013	1,214,523
Thereafter	3,495,408
$9,264,393

Amortization expense of $303,630 and $322,385 for the three months ended March 30, 2009 and 2008, respectively are attributable to the TearLab™ technology.

The Company determined that, as of March 31, 2009, there have been no significant events which may affect the carrying value of OcuSense's TearLab™ technology. However, the Company’s prior history of losses and losses incurred during the current fiscal year reflect a potential indication of impairment, thus requiring management to assess whether the TearLab™ technology was impaired as at March 31, 2009. Based on management’s estimates of forecasted undiscounted cash flows as at March 31, 2009, the Company concluded that there is no indication of an impairment of OcuSense's TearLab™ technology. Therefore, no impairment charge was recorded during the three months ended March 31, 2009.

7.	CAPITAL STOCK

(a)  Authorized share capital

The total number of authorized shares of common stock of the Company is 40,000,000.  Each share of common stock has a par value of $0.001 per share.  The total number of authorized shares of preferred stock of the Company is 10,000,000.  Each share of preferred stock has a par value of $0.001 per share.

OccuLogix, Inc.

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

On May 19, 2008 and amended on August 29, 2008, the Company, Marchant Securities and certain investors entered into a Securities Purchase Agreement (the "Securities Purchase Agreement 2008"), pursuant to which the Company agreed to issue to those investors an aggregate of 869,200 shares of the Company's common stock (the "Shares 2008").  The per share purchase price of the Shares 2008 was $2.50.  The common shares were issued on October 6, 2008 subsequent to receiving the approval of shareholders and the successful completion of the related Restructuring Transactions.  The gross proceeds of the sale of the Shares totaled $2,173,000

On September 30, 2008, the stockholders of the Company approved the pre-payment by the Company of the aggregate outstanding bridge loans in the amount $6,703,500 and accrued interest of $318,478, transacted under the loan agreement, entered into on February 19, 2008, by the Company, the lenders and Marchant Securities Inc. (the "Loan Agreement") pursuant to which the Company agreed to issue to those lendors an aggregate of 3,304,511 shares of the Company's common stock (the "Loan Shares").  The Company received funding under the Loan Agreement of $3,000,000 on February 19, 2008, $300,000 on May 5, 2008 and $3,403,500 on July 28, 2008 .  The date of the pre-payment of the outstanding bridge loans was October 6, 2008 at which time the accrued interest was $318,478.  The per share conversion price of the Loan Shares were $2.125 representing a 15% discount to the purchase price paid by the investors of the Securities Purchase Agreement 2008.  As a result of the discount the Company recorded beneficial conversion on bridge loan shares issued of $1,239,163 in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios".

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

Included in the Merger Shares issued to the minority stockholders were 119,629 common shares issued to a stockholder who invested in TearLab, Inc. as part of a licensing agreement between the stockholder and TearLab, Inc.  If the licensing agreement is terminated in 2009, at the Company’s option as a result of the stockholder not meeting minimum order requirements as agreed between the stockholder and TearLab, Inc., the Company can be required to redeem the stockholder’s shares at the original purchase price of $250,000, at the stockholder’s option,. The value will be reclassified to stockholders’ equity if the contingency is not met. These shares have been reclassified and reported separately as contingently redeemable common stock.

OccuLogix, Inc.

On September 30, 2008, the shareholders of the Company approved the issuance to Marchant Securities Inc. ("Marchant Securities") of 192,480 shares of the Company's common stock in payment of part of the commission remaining due for services rendered by Marchant Securities in connection with the Securities Purchase Agreement 2008 and the Loan Agreement.  The common shares were issued on October 6, 2008 subsequent to receiving the approval of shareholders and the successful completion of the related Restructuring Transactions.  In addition, Marchant securities was paid cash of $180,000 upon the completion of the initial bridge loan on February 19, 2008 and paid additional cash of $88,800 upon the successful completion of the Restructuring Transactions.  In addition to the fees paid to Marchant Securities, the Company also incurred $457,779 in costs related to the Restructuring Transactions for professional services. As the fees were paid through the issuance of common stock, the financing costs have been recorded as an increase to additional paid-in capital, and $130,672 was associated to the shares issued in private placement and $350,528 was associated to shares issued on conversion of the bridge loans based on the respective proceeds raised. These costs have been recorded as an offset to additional paid-in capital as share issuance costs.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s consolidated statements of operations and changes in stockholders’ equity:

	Three months ended March 31,
	2009	2008

General and administrative	$72,645	$43,789
Clinical and regulatory	40,389	26,036
Sales and marketing	17,258	14,050
Stock-based compensation expense before income taxes	$130,292	$83,875

There were no common stock options that were exercised for the three months ended March 31, 2009 and 2008, respectively. As such, no income tax benefit was realized from stock option exercises during the three months ended March 31, 2009 and 2008. In accordance with SFAS No. 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

OccuLogix, Inc.

The weighted-average fair value of stock options granted during the three months ended March 31, 2009 was $1.99. No options were issued during the three months ended March 31, 2008. The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2009	2008
Volatility	109%	n.a.
Expected life of options	4.83 years	n.a.
Risk-free interest rate	1.82%	n.a.
Dividend yield	0%	n.a.

The Company’s computation of expected volatility for the three months ended March 31, 2009 was based on the Company’s historical stock prices since its initial public offering in December 2004. The Company’s computation of expected life was estimated using the remaining useful life of the options. The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant. If options are granted in the future, the Company’s computation of expected life will be based on either one of the following: a modeling or simulating exercise behavior based on a variety of stock price paths, estimating the expected term based on the period that previous options were outstanding, or an estimated term based on the expected terms of options granted by other similar companies and other similarly structured awards.

A summary of the option transactions during the three months ended March 31, 2009 is set forth below:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding, December 31, 2008	2,278,483	$4.95	8.41	$522,547
Granted	159,000	1.99	9.92
Exercised	—	—	—
Forfeited	7,397	—	—
Outstanding, March 31, 2009	2,430,086	4.69	8.36	592,776
Vested or expected to vest March 31, 2009	1,877,915	5.06	8.21	592,776
Exercisable, March 31, 2009	1,848,266	$6.18	9.10	$592,776

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of March 31, 2009 of $2.15 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on March 31, 2009.  As of March 31, 2009, $2,255,920 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 3.15 years.

(e)  Warrants

On February 6, 2007, pursuant to the Securities Purchase Agreement 2007 between the Company and certain institutional investors, the Company issued warrants to these investors (the “Warrants”).  The Warrants are five-year warrants exercisable into an aggregate of 106,838 shares of the Company's common stock at $46.25 per common share.  On February 6, 2007, the Company also issued the warrants to Cowen and Company, LLC in partial payment of the placement fee payable for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants pursuant to the Securities Purchase Agreement 2007 (the “Cowan Warrant”).  The Cowen Warrant is a five-year warrant exercisable into an aggregate of 3,740 shares of the Company's common stock.  The per share exercise price of the Cowen Warrants is $46.25, and the Cowen Warrants became exercisable on August 6, 2007.

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

OccuLogix, Inc.

The estimated fair value of the Warrants and the Cowen Warrant as of March 31, 2009 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	114%
Expected life of Warrants	2.83 years
Risk-free interest rate	1.09%
Dividend yield	0%

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the Shares and the Warrants based on their relative fair values. This resulted in an allocation of $2,052,578 to obligations under warrants, which includes the fair value of the Cowen Warrant of $97,222.

In addition, SFAS No. 133 requires the Company to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the Warrants and the Cowen Warrant as at March 31, 2009 and determined the aggregate fair value to be $35,971, an decrease of approximately $21,695 over the measurement of the aggregate fair value of the Warrants and the Cowen Warrant on December 31, 2008.  The change in the fair value of the Warrants for the three months ended March 31, 2008 was $ 0.

Accordingly, the Company recognized a gain of $21,695 in its consolidated statement of operations for the three months ended March 31, 2009 which reflects the decrease in the fair value of the warrants at March 31, 2009 compared to December 31, 2008.

A summary of the Warrants issued during the three months ended March 31, 2009 and the total number of warrants outstanding as of that date are set forth below:

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2008	110,578	$46.25
Granted	—	—
Forfeited	—	—
Outstanding, March 31, 2009	110,578	$46.25

8.	LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

The following are potentially dilutive securities which have not been used in the calculation of diluted loss per share as they are anti-dilutive:

	Three months ended March 31,
	2009	2008
Stock options	2,430,086	170,225
Warrants	110,578	110,578
Total	2,540,664	280,803

9.	RELATED PARTY TRANSACTIONS

The following are the Company’s related party transactions:

TLC Vision
TLC Vision Corporation held a 7.68% ownership interest in the Company, on an issued and outstanding basis, on March 31, 2009 and December 31, 2008. TLC provided computer and administrative support to the Company in the three months ended March 31, 2009 and 2008, respectively, for which the Company recorded expense of $7,635 and $45,193, respectively.

OccuLogix, Inc.

The Company reported amounts due to TLC Vision Corporation as amounts Due to Shareholders of $27,687 and $23,152 for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively. The balance due from TLC Vision is related to computer and administrative support provided by TLC Vision. All amounts have been expensed during the three months ended March 31, 2009 and 2008 and included in general and administrative expenses.

Other

Marchant, a firm beneficially owned as to approximately 32% by Mr. Elias Vamvakas, the Chairman, Chief Executive Officer and Secretary of the Company and members of his family, introduced the Company to the lenders of the (i) $3,000,000 aggregate principal amount Original Bridge Loan that the Company secured and announced on February 19, 2008; (ii) the $300,000 aggregate principal amount Additional Bridge Loan I secured and announced on May 5, 2008; and (iii) the $3,403,500 aggregate principal amount Additional Bridge Loan II secured and announced on July 28, 2008.  The Company also has retained Marchant in connection with the proposed private placement of $2,173,000 of OccuLogix's common stock, announced by the Company on July 28, 2008, for which Marchant was paid $750,000 representing approximately 17% of the gross aggregate proceeds of such private placement and bridge loans by Canadian investors.  Marchant has been paid $268,800 in cash and $481,200 in the form of equity securities of the Company.  As $570,000 of this balance was payable only upon the successful completion of the private placement, this amount was recorded as an offset to proceeds received.  The remaining $180,000 was paid in conjunction with the bridge loans and was recorded as finance costs.

On January 25, 2007, the Company entered into a consulting agreement with Dr. Michael Lemp, a former member of the board of OcuSense, Inc., for the purpose of procuring consulting services as OcuSense's Chief Medical Officer.  Dr. Lemp is entitled to $100,000 per annum to be paid at the end of each month and a $99 monthly expense reimbursement stipend.  Dr. Lemp will be available to OcuSense on an average of 20 hours a week or 1,000 hours per year for which the Company recorded an expense of $25,297 and $25,297 for the three months ended March 31, 2009 and 2008, respectively.  There were no outstanding balances due at either March 31, 2009 or 2008.

10.	INCOME TAXES

The Company records tax benefits related to tax losses as deferred income tax assets to offset deferred income tax liabilities arising from its intangible assets.

The Company reported a recovery of income taxes of $668,881 and $619,480 for the three months ended March 31, 2009 and 2008, respectively of which $547,529 and $490,526 represented deferred tax assets reported for losses incurred in the three months ended March 31, 2009 and 2008, respectively, and $121,352 and $128,954 represented amortization of deferred tax liabilities in the three months ended March 31, 2009 and 2008, respectively.

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

At December 31, 2008, we had federal net operating loss carryforwards of approximately $80.8 million, of which $60.3 million will expire due to the 382 limitation, and California net operating loss carryforwards of approximately $9.4 million, of which $8.8 million will expire due to 382 limitation. The federal net operating loss carryforwards begin to expire in 2012, and the California net operating loss carryforwards begin to expire in 2015.

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

OccuLogix, Inc.

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

11.	PREPAID EXPENSES

	March 31, 2009	December 31, 2008
Prepaid insurance	$169,240	$236,369
Deferred royalty costs	43,500	43,500
Prepaid regulatory fees	32,377	6,424
Other fees and services	33,248	29,765
	$278,365	$316,058

12.	ACCRUED LIABILITIES

	March 31, 2009	December 31, 2008
Due to professionals	$196,466	$274,206
Due to clinical trial sites	118,901	120,247
Due to clinical trial specialists	67,734	104,133
Product development costs	40,322	96,359
Legal settlement payment	110,000	125,000
Corporate compliance	134,290	102,907
Obligation to repay advances received	99,546	127,301
Miscellaneous	222,890	251,640
	$990,149	$1,201,793

13.	NON-CONTROLLING INTEREST

The adoption of SFAS 160 requires the reclassification of amounts previously attributable to minority interest (now referred to as non-controlling interest) to a separate component of Shareholders’ Equity. Additionally, net income attributable to non-controlling interests is shown separately from net income in the consolidated statements of income. This reclassification had no effect on our previously reported financial position or results of operations.

OccuLogix, Inc.

On October 6, 2008, the Company purchased that portion of the non-controlling shareholders ownership interest in TearLab, Inc. that it did not previously own. The following table reconciles equity attributable to non-controlling interest.

	Three months ended March 31
	2009	2008
Non-controlling interest at the beginning of period	$—	$4,953,960
Non-controlling share of loss from operations in the period	—	(207,535)
Fair value of stock-based compensation	—	45,751
Investment to acquire minority interest	—	—
Non-controlling interest at the end of period	$—	$4,792,176

14.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Three months ended March 31,
	2009	2008
Amounts receivable, net	$75,936	$212,721
Inventory	27,246	(41,213)
Prepaid expenses	37,693	35,825
Other current assets	(4,738)	(2,892)
Accounts payable	21,699	(828,795)
Accrued liabilities	(211,644)	59,945
Deferred revenue	(15,048)	106,700
Due to stockholders	4,635	41,238
Short term liabilities	—	40,438
	$(64,221)	$(376,033)

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

Three months ended March 31,
	2009	2008
Non-cash financing activities
	$—	$—

Additional cash flow information
Cash paid for taxes	—	—
Interest paid	$—	$—

15.	FINANCIAL INSTRUMENTS

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

OccuLogix, Inc.

During the first quarter of fiscal 2009, the Company derived 100% of its revenue from the sale of the new TearLab product.  33% of this revenue from the TearLab product was from a single distributor while another distributor represented 22% of the revenue from the TearLab product.  The Company has recognized the risk and is actively pursuing additional distributors in Europe, Asia and South America to broaden its customer base and reduce exposure.

16.	FAIR VALUE MEASUREMENTS

The Company accounts for the methods of measuring fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). As defined in SFAS No. 157, fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. At March 31, 2009, the Company has a liability for warrants to purchase 110,578 shares of common stock that are valued at $35,971 under the level 3 hierarchy.

17.	SEGMENTED INFORMATION

The Company had two reportable segments retina and point-of-care. The retina segment was in the business of commercializing the RHEO™ System which was used to perform the Rheopheresis™ procedure, a procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD. On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD. That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio.  In the period subsequent to that decision, the Company has incurred costs to wind up RHEO™ System related outstanding clinical trials. As a result of the suspension of RHEO-AMD activities and the sale of the Company’s investment in SOLX, the Company’s primary business segment is the TearLab™ business.

The point-of-care segment is made up of the TearLab™ business which is currently developing technologies that enable eyecare practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers in tears using nanoliters of tear film.

Inter-segment sales and transfers are minimal.

The Company’s reportable units are strategic business units that offer different products and services. They are managed separately, because each business unit requires different technology and marketing strategies. The business units’ managements were acquired or developed individually. OcuSense’s management was retained at the time of acquisition.

The Company’s business units are as follows:

	Three months ended March 31, 2009
	Retina	Point-of-care	Total
Revenue	$—	$243,258	$243,258
Expenses:
Cost of goods sold	—	119,199	119,199
Operating	(2,193)	1,504,663	1,502,470
Depreciation and amortization	—	330,749	330,749
Loss from continuing operations	2,193	(1,711,353)	(1,709,160)
Interest income	—	1,830	1,830
Changes in fair value of warrant obligation	—	21,695	21,695
Gain (Loss) on short-term investment	—	—	—
Beneficial conversion on bridge loan shares issued	—	—	—
Other income (expense), net	—	14,163	14,163
Recovery of income taxes	—	668,881	668,881
Net loss attributable to Occulogix, Inc.	$2,193	$(1,004,784)	$(1,002,591)
Total assets	$11,822	$11,630,023	$11,641,845

OccuLogix, Inc.

	Three months ended March 31, 2008
	Retina	Point-of-care	Total
Revenue	$7,200	$—	$7,200
Expenses:
Cost of goods sold	24,556	—	24,556
Operating	1,291,338	1,089,414	2,380,752
Depreciation and amortization	9,778	335,060	344,838
Loss from continuing operations	(1,318,472)	(1,424,474)	(2,742,946)
Interest income	35,282	(4,994)	30,288
Interest expense	(40,438)	—	(40,438)
Loss on short-term investment	(327,486)	—	(327,486)
Other income (expense), net	(24,564)	1,056	(23,508)
Recovery of income taxes	—	619,480	619,480
Net loss	(1,675,678)	(808,932)	(2,484,610)
Net loss attributable to non-controlling interest, net of tax	—	207,535	207,535
Net loss attributable Occulogix, Inc.	(1,675,678)	(601,397)	(2,277,075)
Total assets	$1,759,222	$12,849,496	$14,608,718

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our restated consolidated financial statements and related notes, included in Item 1 of this Report.  Unless otherwise specified, all dollar amounts are U.S. dollars.

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

In the fourth quarter of 2008, we began to generate revenue from the sales of the TearLab point-of-care testing platform in Europe.  In October 2008, our testing platform received CE mark approval which allowed us to begin sales efforts in the European Union and other countries recognizing the CE mark.  We subsequently entered into exclusive distribution agreements with distributors in 14 countries globally.

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

OccuLogix, Inc.

The Company’s strategy is to educate eye care practitioners everywhere that the TearLab Osmolarity System provides objective evidence of Hyperosmolarity, enabling them to effectively diagnose their patients with DED. The Company is partnering with key opinion leaders globally to generate local country data to increase awareness and educate eye care professionals.  The Company will be presenting the results of the clinical trials at conferences and trade shows and will publish the data in peer-reviewed journals.

Management believes that the ability to generate increasing sales will require both obtaining the previously discussed 510(k) and CLIA waiver approvals from the FDA as well as the implementing a successful awareness campaign. Until both have been achieved, sales growth is expected to be modest.

Our success is highly dependent on our ability to increase sales of our testing platform in European and other countries recognizing the CE mark and on our receipt of the 510(k) approval and a CLIA waiver will enable us to begin full commercialization efforts in the United States.  Meeting either of these objectives requires that we raise additional capital to fund our operations.  We have sufficient cash to fund our operations at current levels through approximately early June 2009.  We are actively evaluating and pursuing various financing possibilities at this time

Restructuring and Other

In 2006, due to unfavorable product trial results and other factors we began to restructure our operations, which were then focused on the commercialization of our RHEO™ System for treatment for age-related eye disease (our Retina business division), the SOLX Glaucoma System glaucoma treatment platform and the TearLab, Inc. (formerly known as OcuSense, Inc.) testing platform.  During 2007, we indefinitely suspended our RHEO System clinical development program and disposed of our SOLX subsidiary.  We recognized restructuring charges of $2.4 million, $1.3 million and $820,000 in 2008, 2007 and 2006, respectively, primarily resulting from the cost of severance and benefits paid to terminated employees.  Also during 2007, we recognized an impairment of an intangible asset related to RHEO distribution agreements of $20.9 million.

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

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended March 31, (in thousands)
	2009		2008	Change
	$			$

TearLab revenue		$243	$—		$243
Retina revenue		—	7		(7)

TearLab – cost of sales		119	—		119
Retina cost of sales		—	24		(24)

TearLab gross margin		124	—		124
Percentage of TearLab revenue		51%	—		51%

Retina gross margin (loss)		—	(17)		17
Percentage of retina revenue		—	N/M *		N/M *

Total gross margin (loss)		$124	$(17)		$141
*N/M – Not meaningful

OccuLogix, Inc.

Revenues

Retina Revenue

The key components of the RHEO™ System consist of (1) a Rheofilter filter, a Plasmaflo filter and tubing which, together, comprise a disposable treatment set and (2) an Octo Nova pump.

The Company owned consignment inventory of 400 disposable treatment sets held by Macumed AG, a company based in Switzerland. During the three months ended March 31, 2008, Macumed consumed a total of 48 treatment sets, at a negotiated price of $150 per treatment set, resulting in revenue of $7,200.

There was no revenue from retina sales in the three months ended March 31, 2009 as all RHEO System inventory had been sold or disposed of in 2008.

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

In October 2008, the TearLab Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark.  In connection with the CE mark clearance, we have entered into multi-year agreements with eleven distributors for exclusive distribution of TearLab Osmolarity System in the United Kingdom, the Republic of Ireland, Germany, Spain, Switzerland, France, Turkey, Belgium, Holland, Luxemburg and Italy.  We intend to expand our distribution network to include additional European, Asian and Latin American countries in the future.  The Company is supporting these distributors in local clinical trials and in providing them with the required guidance to understand the relationship between DED and osmolarity how to manage their patients with objective diagnostic data. We recognized our first revenue from the sales of TearLab in October 2008 and recognized a total of $300,000 of revenue during the year ended December 31, 2008. The Company recognized revenue of $243,000 and $0 in the three months ended March 31, 2009 and 2008, respectively.

Retina Cost of Sales

Cost of sales includes costs of goods sold and royalty costs. Our cost of goods sold for the three months ended March 31, 2008 consists primarily of freight and shipping costs.

Cost of sales for the three months ended March 31, 2008 includes royalty fees of $25,000.  In 2007, all RHEO System inventory was written down to nil as a result of the decision to suspend all RHEO™ System-related activities.  Accordingly, there was no additional cost of sales recorded in the three months ended March 31, 2008.

Point-of-Care

Point-of-Care cost of sales includes costs of goods sold and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

OccuLogix, Inc.

Retina Gross Margin

During the three months ended March 31, 2008, gross margin was a loss of $17,356, reflecting low sales, nil-value items sold and fixed royalty fees of $25,000.

There was no gross margin from retina sales in the three months ended March 31, 2009 as all RHEO System inventory had been sold or disposed of in 2008.

Point-of –Care Gross Margin

During the three months ended March 31, 2009, gross margin was $124,000 or 51% of revenue. There was no gross margin from point-of-care sales in the three months ended March 31, 2008 as the TearLab Osmolarity System did not receive CE mark approval until October 2008.

Operating Expenses

	Three Months Ended March 31, (in thousands)
	2009	2008	Change
General and administrative	$1,287	$1,526	$(239)
Clinical and regulatory	332	1,023	(691)
Sales and marketing	214	177	37

Operating expense	$1,833	$2,726	$(893)

General and Administrative Expenses

General and administrative expenses decreased by $239,000 or 16% during the three months ended March 31, 2009, as compared with the corresponding period in fiscal 2008, due to restructuring activities in 2008. Employee costs, other than stock-based compensation, decreased by $133,000 reflecting the impact of the restructuring activities in 2007 & 2008 reducing employee costs in 2009.  Public company costs decreased by $48,000 primarily due to reduced D&O insurance costs, administrative costs decreased by $50,000 reflecting the recovery of over-accrued franchise taxes in prior years and legal costs decreased by $55,000 primarily due to a legal settlement in 2008 for which a comparative cost did not occur in 2009.

These decreases were offset by an increase in stock-based compensation expense of $30,000 from $43,000 for the three months ended March 31, 2008 to $73,000 for the three months ended March 31, 2009 which reflects expense associated with new options issued post the 2008 restructuring transactions.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical and regulatory expenses decreased by $691,000 or 68% during the three months ended March 31, 2009, as compared with the corresponding prior year period. $139,000 of this decrease related to the indefinite suspension of our RHEO™ System clinical development program which included a decrease of $73,000 related to employee costs incurred in 2008 not incurred in 2009 and $45,000 in fees for professional services incurred in 2008 but not in 2009. Clinical expenses for retina activity are significantly reduced in 2009 as final clinical trial closure expenses are being incurred..

Clinical, regulatory and research and development expenditures specific to the TearLab product for the three months ended March 31, 2009 and 2008 were $331,000 and $883,000, respectively. The decrease of $552,000 or 63% primarily reflects the maturing stage of TearLab technological development in that the development of the TearLab Osmolarity System ended at the end of September 2008 and moved to a production or commercial focus.

In March 2008, we announced that TearLab had validated the prototype of the TearLabTM Osmolarity System and received company-wide certification to ISO 13485:2003. These achievements allowed the Company to move forward with clinical trials and attain the CE Mark in Europe, in advance of commercialization but resulted in a reduced need for development activities..

Sales and Marketing Expense

Sales and marketing expenses increased by $37,000 or 21% during the three months ended March 31, 2009, as compared with the prior period in fiscal 2008. The increase in Tearlab marketing costs primarily reflects an increase in employee costs of $12,000 and travel costs of $22,000 as new distributors in Europe and Asia were being identified and signed.

OccuLogix, Inc.

The cornerstone of our sales and marketing strategy to date has been to increase awareness of our products among eye care professionals and, in particular, the key opinion leaders in the eye care professions. We assist key opinion in performing clinical trials to generate increased data to provide an increased understanding in the use of the Tearlab Osmolarity System for diagnostic, treatment and monitoring of patients.  We are presently primarily focused on commercialization in Europe and developing plans to do the same in North America. We will continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab™ Osmolarity System among eye care professionals.

Other Income (Expense)

	Three Months Ended March 31, (in thousands)
	2009	2008	Change
Interest income	$2	$30	$(28)
Changes in fair value of warrant obligation	22	―	22
Impairment of investments	―	(327)	327
Interest expense	―	(40)	40
Amortization of finance costs	―	(41)	41
Other	14	17	(3)
	$38	$(361)	$399

Interest Income

Interest income consists of interest income earned in the current period and the corresponding prior period as a result of the Company’s cash and short-term investment position following the raising of capital and debt.  The decrease in interest income is indicative of the reduction in interest rates in the period from March 2008 to March 2009 and the reduced dollar amount of funds being invested.

Changes in Fair Value of Obligation under Warrants and Warrant Expense

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued five-year warrants exercisable into an aggregate of 106,838 shares of the Company’s common stock to these investors. On February 6, 2007, the Company also issued a five-year warrant exercisable into an aggregate of 3,740 shares of the Company’s common stock to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Company’s shares of common stock and warrants. The per share exercise price of the warrants is $46.25, subject to adjustment, and the warrants became exercisable on August 6, 2007. All of the terms and conditions of the warrants issued to Cowen and Company, LLC (other than the number of shares of the Company's common stock into which the warrant is exercisable) are identical to those of the warrants issued to the institutional investors. The Company accounts for the warrants in accordance with the provisions of SFAS No. 133 “ Accounting for derivative Instruments and Hedging Activities” along with related interpretation EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” or  EITF 00-19. Based on the provisions of EITF 00-19, the Company determined that the warrants issued during the nine months ended September 30, 2007 do not meet the criteria for classification as equity. Accordingly, the Company has classified the warrants as a current liability as at September 30, 2007. The estimated fair value was determined using the Black-Scholes option-pricing model. In addition, SFAS No. 133 requires the Company to record the outstanding warrants at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the warrants as at March 31, 2009 and determined the aggregate fair value to be $35,971, a decrease of $21,695 from the nominal value calculated as at December 31, 2008.

Impairment of Investments

As of March 31, 2009 and December 31, 2008, the Company had fully liquidated its prior investments in the aggregate principal amount of $1,900,000 consisting of investments in four separate asset-backed ARS, or ARS. As a result of liquidity issues experienced in the global credit and capital markets, the Company’s ARS experienced multiple failed auctions. During 2008, prior to liquidating the ARS, the Company continued to earn and receive interest on these investments at the maximum contractual rate, but the estimated fair value of these ARS were no longer believed to approximate par value.

Although the Company continued to receive payment of interest earned on these securities, the Company did not previously know when it would be able to convert these investments into cash.  Accordingly, management had classified these investments as a non-current asset on its consolidated balance sheets as at December 31, 2007 and at March 30, 2008 and June 30, 2008. In accordance with a settlement agreement among the New York Attorney General’s Office, the North American Securities Administrators Association and Credit Suisse, the financial institution through which the Company had purchased its ARS, subsequent to September 30, 2008, Credit Suisse purchased all of the Company’s ARS at the Company’s original cost of $1,900,000, plus accrued interest, when each of these securities came up for auction.

OccuLogix, Inc.

The ARS investments are classified as Available for Sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity” or SFAS 115 which states that where an impairment of an Available for Sale investment has been reported, this impairment can only be reversed when a recovery or gain of the amount reflected as an impairment charge has been realized. At March 31, 2008, the Company had estimated the value of the ARS  $536,264 a decrease in value of $327,486 from the December 31, 2007 estimated value of $863,750. This decrease in value was reported as an expense in the three months ended March 31, 2008.  As the ARS were liquidated in late 2008, no similar expense was incurred in the three months ended March 31, 2009.

Interest Expense

On February 19, 2008, the Company announced that it had secured bridge loans in an aggregate principal amount of $3,000,000 (less transaction costs paid of approximately $180,000) from a number of private parties. The loan earned interest at a rate of 12% per annum and has a 180-day term initially, which subsequently was extended to 270 days. The Company had pledged its shares of the capital stock of OcuSense as collateral for these bridge loans. Interest expense for the three months ended March 31, 2008 of $40,438, was due to the lenders.  No similar expense was incurred in the three months ended March 31, 2009.

Amortization of Finance Costs

Finance costs for the three months ended March 31, 2008 reflect amortization of a $180,000 fee paid to Marchant Securities Inc., or Marchant, a related party, for introducing the Company to the bridge loan lenders who participated in the February 19, 2008 bridge financing.  The finance costs were amortized over the initial 180 day term of the bridge financing and resulted in an expense of $41,000 in the three months ended March 31, 2008. No similar expense was incurred in the three months ended March 31, 2009.

Other

Other income for the three months ended March 31, 2009 was $14,000 including a foreign exchange gain of $11,000 and a gain of $3,000 on the disposal of fixed assets.

Other income for the three months ended March 31, 2008 was $17,000 including a foreign exchange gain of $11,000.

Recovery of Income Taxes

Recovery of income taxes increased by $49,000 to $669,000 during the three months ended March 31, 2009, as compared with a recovery of $619,000 in the three months ended March 31, 2008. As a result of the completion of the reorganization transactions on October 6, 2008, TearLab tax filings could be consolidated with those of the Company’s. Accordingly, income tax benefits were reported on losses incurred both by Occulogix and TearLab in the three months ended March 31, 2009 while in the three months ended March 31, 2008, only losses incurred by Tearlab were tax benefited.

To date, the Company has recognized income tax benefits in the aggregate amount of $2.7 million associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States which may be utilized to reduce taxes in future years. The benefits associated with the balance of the net operating losses are subject to a full valuation allowance since it is not more likely than not that these losses can not be utilized in future years. A portion of the Company’s net operating losses may, however, be subject to annual limitations as a result of the Company’s initial public offering and prior changes of control. Accordingly, until a formal analysis of the effect of the changes of control is performed, a portion of the income tax benefits recognized to date may be affected.

Recovery of income taxes for the three months ended March 31, 2009 and 2008 also includes the amortization of the deferred tax liability which was recorded based on the difference between the fair value of intangible assets acquired and their tax bases. The amounts recorded during the three months ended March 31, 2009 were $121,000, as compared with amortization of $129,000 for the three months ended March 31, 2008. the difference representing the amortization of Sect. 382 losses previously benefited. The deferred tax recorded upon the acquisition of OcuSense of $5.2 million represents the difference between the fair value of the intangible assets acquired by the Company upon its acquisition of OcuSense and their respective tax bases. The deferred tax liability is being amortized over an average period of 10 years, the estimated weighted-average useful life of the intangible assets.

OccuLogix, Inc.

Non-controlling Interest

Minority stockholder’s share of net losses from Tearlab (formerly OcuSense) operations for the three months ended March 31, 2008 was $208,000. As a result of the Company’s acquisition of the remaining minority shareholders’ interest in TearLab on October 6, 2008, no similar amount was applicable to the three months ended March 31, 2009.

Liquidity and capital resources
( in thousands)

	March 31,	December 31,
	2009	2008	Change

Cash and cash equivalents	$1,256	$2,565	$1,309

Percentage of total assets	11%	19%
Working capital	$327	$1,550	$(1,223)

Financial Condition

Management believes that our cash, cash equivalents and short-term investments will be sufficient to meet our operating activities and other demands until approximately June 2009.

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

We will need additional capital in approximately June 2009, and our prospects for obtaining that capital are uncertain.  Additional capital may not be available on terms favorable to us, or at all.  In addition, future financings could result in significant dilution of existing stockholders.  However, unless we succeed in raising additional capital, we anticipate that we will be unable to continue our operations beyond approximately June 2009.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents will only be sufficient to sustain our operations until approximately June 2009.

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

OccuLogix, Inc.

Management believes the Company’s existing cash will only be sufficient to cover its operating and other cash demands only until the beginning of June 2009, if it does not successfully complete the first stage of its current fund raising activities by the beginning of June 2009.

Changes in Cash Flows

	Three months ended March 31, (in thousands)
	2009	2008	Change

Cash used in operating activities	$(1,300)	$(2,683)	$1,383
Cash provided (used) in investing activities	(9)	(43)	34
Cash provided by financing activities	―	2,820	(2,820)
Net (decrease) increase in cash and cash equivalents period	$(1,309)	$94	$(1,403)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the three months ended March 31, 2009 was $1,300,000.  Net loss during the three-month period was $1,003,000. The non-cash sources which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, the provision for obligation under warrants, the impairment of investments, stock-based compensation and prepaid finance charges in the aggregate total of $439,000. Additional non-cash amounts which comprise a portion of the net loss during that period include deferred tax charges of ($669,000) and gain on disposal of fixed assets of $3,000.

The net change in non-cash working capital balances related to operations for the three months ended March 31, 2009 and 2008 consists of the following:

Cash provided (used)	Three months ended March 31, (in thousands)
	2009	2008
	$	$
Amounts receivable, net	76	213
Inventory	27	(41)
Prepaid expenses	38	36
Other current assets	(5)	(3)
Accounts payable	22	(829)
Accrued liabilities	(212)	60
Deferred revenue	(15)	107
Due to stockholders	5	41
Short term liabilities	―	40
	(64)	(376)

·	Amounts receivable decrease is due to receipts of TearLab distributor fees and recovery of amounts due for sales taxes.
·	The reduction in inventory reflects sales of the TearLabTM Osmolarity System in excess of production inventory acquired.
·	The decline in prepaid expenses results primarily from the amortization of prepaid insurance costs
·	Other current assets represent and increase in deposits for leased office space.
·	Accounts payable slightly increased due primarily to the timing of payment cycles in the monthly accounting process.
·	Accrued liabilities decreased primarily due to the payment of annual audit fees and payment of accrued Tearlab related royalty liabilities.
·	Decrease in deferred revenue reflects the shipment of TearLab products for which customers had paid in advance.
·	Decrease in amounts due to stockholders reflects reduced utilization of TLC Vision corporation for employee benefits.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 was $9,000. Cash used in investing activities during the period consists of $6,000 used to acquire fixed assets net of proceeds of $3,000 on sale of fixed assets and $7,000 used for capitalizable patents and trademark costs.

OccuLogix, Inc.

Net cash provided by investing activities for the three months ended March 31, 2008 was $43,000. Cash used in investing activities during the period consisted of cash in the amount of $9,000 used to acquire fixed assets and cash in the amount of $34,000 used for capitalizable patents and trademark costs.

Cash Provided by Financing Activities

During the first three months ended March 31, 2008, the Company secured bridge financing in a principal amount of $3,000,000, net of costs of $180,000. The debt was prepaid in full on October 6, 2008. In the three months ended march 31, 2009, there were no financing activities.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the three months ended March 31, 2009 included in Item 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Fluctuations and Exchange Risk
All of our sales are in U.S. dollars, while a portion of our expenses are in Canadian dollars and Australian dollars.  We cannot predict any future trends in the exchange rate of the Canadian dollar or Australian dollar against the U.S. dollar.  Any strengthening of the Canadian dollar or Australian dollar in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in both Canadian dollars and Australian dollars to meet short term operational operating requirements.  Based on the balances in the Canadian dollar and Australian dollar denominated bank accounts at March 31, 2009, hypothetical increases of $0.01 in the value of the Canadian dollar and the Australian dollar in relation to the U.S. dollar would not have a material impact on the results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk
The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in investment grade securities or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the three months ended March 31, 2009 would reduce interest income by under $15,000 annually.

OccuLogix, Inc.

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

As of the end of the three-month period ended March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) . Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of that fiscal period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the desired control objectives.

(b)	Changes in Internal Control over Financial Reporting.
During the three-month period ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OccuLogix, Inc.

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

We have prepared our consolidated financial statements on the basis that we will continue as a going concern.  However, we have sustained substantial losses for each of the years ended December 31, 2005, 2006, 2007 and 2008.  Our net working capital balance at December 31, 2008 was $1,549,581, which represents a $2,546,443 increase from our working capital deficiency of $996,862 at December 31, 2007.  Our net working capital balance at March 31, 2009 was $326,714, which represents a $1,222,867 decrease from our working capital at December 31, 2008. As a result of our history of losses and current financial condition, there is substantial doubt about our ability to continue as a going concern.

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

OccuLogix, Inc.

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

·
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

·
We may not receive either the 510(k) clearance or the CLIA waiver for the TearLab Osmolarity System from the FDA, in which case our ability to market the TearLab Osmolarity System in the United States will be hindered severely, if not eliminated altogether.

·
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

·
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

OccuLogix, Inc.

·	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

·	repair, replacement, refunds, recall or seizure of our product;

·	operating restrictions or partial suspension or total shutdown of production;

·	delay or refusal of our requests for 510(k) clearance or premarket approval of new products or of new intended uses or modifications to our existing product;

·	refusal to grant export approval for our products;

·	withdrawing 510(k) clearances or premarket approvals that have already been granted; and

·	criminal prosecution.

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

OccuLogix, Inc.

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

Demand for our products may change in ways we may not anticipate because of:

·	evolving customer needs;

·	the introduction of new products and technologies; and

·	evolving industry standards.

Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time, in which case our sales and operating results would suffer.  The success of our new product offerings will depend on several factors, including our ability to:

·	properly identify and anticipate customer needs;

·	commercialize new products in a cost-effective and timely manner;

·	manufacture and deliver products in sufficient volumes on time;

·	obtain and maintain regulatory approval for such new products;

·	differentiate our offerings from competitors' offerings;

·	achieve positive clinical outcomes; and

·	provide adequate medical and/or consumer education relating to new products.

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

OccuLogix, Inc.

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

We face intense competition in the markets for ophthalmic products and these markets are subject to rapid and significant technological change.  Although we have no direct competitors, we have numerous potential competitors in the United States and abroad.  We face potential competition from industry participants marketing conventional technologies for the measurement of osmolarity and other in-lab testing technologies, as well as industry participants developing and marketing point-of-care tests, such as the technology being developed by the Aborn Eye Clinic, which is reportedly able to measure the osmolarity of nanoliter tear samples, and commercially available methods, such as the Schirmer Test and ocular surface staining.  Many of our potential competitors have substantially more resources and a greater marketing scale than we do.  If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer.

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

OccuLogix, Inc.

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

The market prices for, and the trading volumes of, securities of medical device companies, such as ours, have been historically volatile.  The market has experienced, from time to time, significant price and volume fluctuations unrelated to the operating performance of particular companies.  The market price of our common shares may fluctuate significantly due to a variety of factors, including:

·	the results of pre-clinical testing and clinical trials by us, our collaborators and/or our competitors;

·	technological innovations or new diagnostic products;

·	governmental regulations;

·	developments in patent or other proprietary rights;

·	litigation;

·	public concern regarding the safety of products developed by us or others;

·	comments by securities analysts;

·	the issuance of additional shares to obtain financing or for acquisitions;

·	general market conditions in our industry or in the economy as a whole; and

·	political instability, natural disasters, war and/or events of terrorism.

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

OccuLogix, Inc.

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

Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock.  For example, an issuance of shares of preferred stock could:

·	adversely affect the voting power of the holders of our common stock;

·	make it more difficult for a third party to gain control of us;

·	discourage bids for our common stock at a premium;

·	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

·	otherwise adversely affect the market price or our common stock.

We may issue shares of authorized preferred stock at any time in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 21, 2009, we issued 38,276 shares of common stock to Dr. Thomas G. Hirose and his designee in connection with a settlement agreement dated as of December 4, 2008.  The issuance was exempt from registration under Section 3(a)(10) of the Securities Act because the court approved the fairness of the terms and conditions of the issuance in connection with the settlement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There has not been any default upon our senior securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

OccuLogix, Inc.

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

OccuLogix, Inc.
(Registrant)

Date: May 14, 2009	/s/ Eric Donsky
Eric Donsky
Chief Executive Officer