Form 10-Q
period 2009-06-30
OccuLogix, Inc.
filed 2009-08-13
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-51030

OccuLogix, Inc.
(Exact name of registrant as
specified in its charter)
Delaware	59 343 4771

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11025 Roselle Street, Suite 100, San Diego, CA 92121
(Address of principal executive offices)

(858) 455-6006
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act:     Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,866,685 as of August 11, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•	Our anticipated expansion of United Stated and international sales and operations;
•	Our ability to obtain and protect our intellectual property and proprietary rights;
•	Our efforts to obtain certain FDA approvals;
•	Our anticipated sales to additional customers in the United States if a CLIA waiver is obtained; and
•	Use of cash, cash needs and ability to raise capital.

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

OccuLogix, Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

OccuLogix, Inc.
CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$313,650	$2,565,277
Accounts receivable, net	134,613	333,056
Inventory, net	188,862	148,201
Prepaid expenses	284,586	316,058
Other current assets	37,218	21,680
Total current assets	958,929	3,384,272
Fixed assets, net	175,579	183,384
Patents and trademarks, net	254,273	269,398
Intangible assets, net	8,960,762	9,568,023
Total assets	$10,349,543	$13,405,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$470,264	$314,680
Accrued liabilities	1,066,177	1,201,793
Due to stockholders	35,422	23,152
Deferred revenue	195,859	237,400
Obligations under warrants	26,229	57,666
Total current liabilities	1,793,951	1,834,691

Deferred income tax liability	262,290	1,611,502

Contingently redeemable common stock, 119,629 shares outstanding	250,000	250,000
Stockholders’ equity
Capital stock
Preferred Stock, par value $0.001, authorized 10,000,000, zero issued and outstanding at both June 30, 2009 and December 31, 2008	—	—
Common stock	9,747	9,708
Par value of $0.001 per share
Authorized: 40,000,000 shares; Issued and outstanding shares:
June 30, 2009 – 9,747,056; December 31, 2008 – 9,708,780
Additional paid-in capital	377,714,525	377,356,547
Accumulated deficit	(369,680,970)	(367,657,371
Total stockholders’ equity	8,043,302	9,708,884
Total liabilities and stockholders’ equity	$10,349,543	$13,405,077

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Three months ended June 30,

	2009	2008

Revenue
TearLab	$96,849	$—
Retina	—	127,200
Total revenue	96,849	127,200
Cost of goods sold
TearLab – product cost	130,618	—
Retina – product cost	—	—
Total cost of goods sold	130,618	—
	(33,769)	127,200
Operating expenses
Amortization of intangible assets	303,631	263,637
General and administrative	910,352	1,080,343
Clinical , regulatory and research & development	306,625	808,193
Sales and marketing	168,550	233,915
Restructuring charges	—	955,517
	1,689,158	3,341,605
Loss from operations	(1,722,927)	(3,214,405)
Other income (expense)
Interest income	438	20,691
Changes in fair value of warrant obligation	9,742	—
Impairment of investments	—	(122,586)
Interest expense	—	(95,706)
Amortization of deferred financing charges	—	(91,000)
Other	11,408	2,747
Total other income (expense)	21,588	(285,854)
Loss from continuing operations before income taxes	(1,701,339)	(3,500,259)
Income tax recovery	680,331	599,687
Net loss for the period	(1,021,008)	(2,900,572)
Net loss attributable to non-controlling interest, net of tax	—	363,595
Net loss attributable to OccuLogix, Inc.	$(1,021,008)	$(2,536,977)
Weighted average number of shares outstanding attributable to OccuLogix, Inc. - basic and diluted	9,858,179	2,292,280
Loss per share attributable to OccuLogix, Inc. – basic and diluted	$(0.10)	$(1.11)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Six months ended June 30,

	2009	2008

Revenue
TearLab	$340,107	$—
Retina	—	134,400
Total revenue	340,107	134,400
Cost of goods sold
TearLab – product cost	249,817	—
Retina – product cost	—	24,556
Total cost of goods sold	249,817	24,556
	90,290	109,844
Operating expenses
Amortization of intangible assets	607,261	586,022
General and administrative	1,893,331	2,284,033
Clinical , regulatory and research & development	638,931	1,831,180
Sales and marketing	382,854	410,443
Restructuring charges	—	955,517
	3,522,377	6,067,195
Loss from operations	(3,432,087)	(5,957,351)
Other income (expense)
Interest income	2,268	57,143
Changes in fair value of warrant obligation	31,437	—
Impairment of investments	—	(450,072)
Interest expense	—	(142,309)
Amortization of deferred financing charges	—	(132,000)
Other	25,571	20,243
Total other income (expense)	59,276	(646,995)
Loss from continuing operations before income taxes	(3,372,811)	(6,604,346)
Income tax recovery	1,349,212	1,219,166
Net loss for the period	(2,023,599)	(5,385,180)
Net loss attributable to non-controlling interest, net of tax	—	571,130
Net loss attributable to OccuLogix, Inc.	$(2,023,599)	$(4,814,050)
Weighted average number of shares outstanding attributable to OccuLogix, Inc. - basic and diluted	9,845,155	2,292,280
Loss per share attributable to OccuLogix, Inc. – basic and diluted	$(0.21)	$(2.10)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Six months ended June 30,
	2009	2008

OPERATING ACTIVITIES
Net loss for the period	$(2,023,599)	$(4,814,050)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	248,017	168,896
Depreciation of fixed assets	36,678	30,635
Amortization and write-down of patents and trademarks	15,125	10,002
Amortization of intangible asset	607,261	586,022
Amortization of deferred financing charges	—	132,000
Changes in fair value of warrant obligation	(31,437)	—
Impairment of investments	—	450,072
Deferred tax liability, net	(1,349,212)	(1,219,166)
Non-controlling interest	—	(571,130)
(Gain) Loss on disposal of fixed assets	(3,519)	—
Net change in non-cash working capital balances related to operations	255,866	877,555
Cash used in operating activities	(2,244,820)	(4,349,164)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(6,807)	(14,572)
Additions to patents and trademarks	—	(71,905)
Cash used in investing activities	(6,807)	(86,477)

FINANCING ACTIVITIES
Proceeds from issuance of bridge loans	—	3,300,000
Cash paid for financing fees	—	(180,000)
Cash provided by financing activities	—	3,120,000

Net decrease in cash and cash equivalents during the period	(2,251,627)	(1,315,641)
Cash and cash equivalents, beginning of period	2,565,277	2,235,832
Cash and cash equivalents, end of period	$313,650	$920,191

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars except as otherwise stated)
 (Unaudited)

1.	BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, referred to as U.S. GAAP. These unaudited interim consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of OccuLogix, Inc. , ( “OccuLogix” or the Company), as at June 30, 2009 and the results of its operations for the three and six months then ended. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10K filed with the U.S. Securities and Exchange Commission, or the SEC, on June 30, 2009. Interim results are not necessarily indicative of results for a full year. Further in connection with the preparation of the interim consolidated financial statements ended and in accordance with the recently issued Statement of Financial Accounting Standards (SFAS) No. 165 “Subsequent Events”, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 13, 2009, the date of the filing of the unaudited financial statements.

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

Going concern uncertainty

The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company has sustained substantial losses of $14,181,433 for the year ended December 31, 2008 and $2,023,599 and $4,814,050 for the six months ended June 30, 2009 and 2008, respectively. The Company’s working capital deficit at June 30, 2009 is $835,022, which represents a $2,384,603 decrease in its working capital from $1,549,581 at December 31, 2008.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.  Management believes the Company’s existing cash as well as the proceeds received from the July 15, 2009 convertible debt financing (see Note 19) will be sufficient to cover its operating and other cash demands only until the end of December 2009, even if it does not successfully complete additional fund raising activities.

A successful transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fund its planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  The Company is seeking additional equity financing to support its operations until it becomes cash flow positive.  There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all.  If the Company is unable to obtain additional financing, the Company would need to significantly curtail or reorient its operations during 2010, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

OccuLogix, Inc.

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

OccuLogix, Inc.

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

On May 28, 2009, the FASB issued Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The Company’s adoption of SFAS No. 165 on April 1, 2009 did not have a material impact on our consolidated financial statements.

3.	INVENTORY

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions. The net balance of $188,862 as at June 30, 2009 represents production materials held for the TearLab™ activities. At June 30, 2009 and December 31, 2008, the Company had set up provisions for excess inventory of $124,402 and $68,062, respectively.

As a result of the Company's financial position at November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company's portfolio and in particular the fact that if the Company was unable to raise additional capital, it would not have had sufficient cash to support its operations beyond early 2008.  Accordingly, the Company wrote down the value of its treatment sets and Octo Nova pumps, the components of the RHEO™ System, to zero as at December 31, 2007 since the Company did not expect to be able to sell or utilize these treatment sets and OctoNova pumps prior to their expiration dates, in the case of the treatment sets, or before the technologies become outdated.  In the six months ended June 30, 2008, the Company sold  48 treatment sets.  The sale of these treatment sets generated revenues of $7,200. Additionally the Company sold 106 Octo Nova Pumps, resulting in revenues of $127,200.  All RHEO™ System inventory was sold or disposed of during 2008.

4. FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2009	December 31, 2008
Furniture and office equipment	$23,412	$24,539
Computer equipment and software	143,938	254,846
Medical equipment	334,326	315,779
	501,676	595,164
Less accumulated depreciation	326,097	411,780
	$175,579	$183,384

Depreciation expense was $36,678 and $30,365 during the six months ended June 30, 2009 and 2008, respectively.

OccuLogix, Inc.

5.	PATENTS AND TRADEMARKS

Patents and trademarks consist of the following:
	June 30, 2009	December 31, 2008
Patents	$260,340	$373,361
Trademarks	32,152	136,767
	292,492	510,128
Less accumulated amortization	38,219	240,730
	$254,273	$269,398

Amortization expense was $15,125 and $10,002 during the six months ended June 30, 2009 and 2008, respectively.

Patents and trademarks are recorded at historical cost and amortized over a period not exceeding 10 years.

6.	INTANGIBLE ASSETS

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

Intangible assets subject to amortization consist of the following:

	As at June 30, 2009
	Cost	Accumulated Amortization
TearLab™ technology	$12,172,054	$3,211,292

	As at December 31, 2008
	Cost	Accumulated Amortization
TearLab™ technology	$12,172,054	$2,604,031

Estimated amortization expense for the intangible assets for the balance of 2009 and each of the next four years and thereafter is as follows:

Amortization of intangible assets
Remainder of 2009	$607,262
2010	1,214,523
2011	1,214,523
2012	1,214,523
2013	1,214,523
Thereafter	3,495,408
$8,960,762

Amortization expense of $607,261 and $586,022 for the six months ended June 30, 2009 and 2008, respectively are attributable to the TearLab™ technology.

The Company determined that, as of June 30, 2009, there have been no significant events which may affect the carrying value of TearLab, Inc.’s (formerly Ocusense, Inc.) (“TearLab”) TearLab™ technology. However, the Company’s prior history of losses and losses incurred during the current fiscal year reflect a potential indication of impairment, thus requiring management to assess whether the TearLab™ technology was impaired as at June 30, 2009. Based on management’s estimates of forecasted undiscounted cash flows as at June 30, 2009, the Company concluded that there is no indication of an impairment of TearLab's TearLab™ technology. Therefore, no impairment charge was recorded during the three and six months ended June 30, 2009.

OccuLogix, Inc.

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

On October 6, 2008, the Company issued 7,536,129 common shares resulting from the successful closing of a number of related transactions.  These transactions, a private placement resulting in the issuance of 869,200 common shares of the Company, the conversion of outstanding bridge loans into 3,304,511 common shares of the Company, the issuance of 3,169,938 common shares of the Company to acquire the remaining ownership interest in TearLab, Inc. that it did not already own and the issuance of 192,480 common shares of the Company to Marchant Securities Inc. ("Marchant Securities") as payment for services rendered, (the "Restructuring Transactions") are described in greater detail below.

On May 19, 2008 and amended on August 29, 2008, the Company, Marchant Securities and certain investors entered into a Securities Purchase Agreement (the "Securities Purchase Agreement 2008"), pursuant to which the Company agreed to issue to those investors an aggregate of 869,200 shares of the Company's common stock (the "Shares 2008").  The per share purchase price of the Shares 2008 was $2.50.  The common shares were issued on October 6, 2008 subsequent to receiving the approval of shareholders and the successful completion of the related Restructuring Transactions.  The gross proceeds of the sale of the Shares totaled $2,173,000.

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

On September 30, 2008, the shareholders of the Company approved and adopted the Agreement and Plan of Merger and Reorganization, dated April 22, 2008, by the Company, OcuSense Acquireco, Inc. and TearLab, Inc., and as amended by the Amending Agreement, dated as of July 28, 2008, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of TearLab, Inc. that the Company did not already own in exchange for the issuance of an aggregate of 3,169,938 shares of its common stock (the "Merger Shares") to the minority stockholders of TearLab, Inc..  The per share purchase price of the Merger Shares was $2.50.  The common shares were issued on October 6, 2008 subsequent to receiving the approval of shareholders and the successful completion of the related Restructuring Transactions.

OccuLogix, Inc.

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

On October 6, 2008, as part of the acquisition of the remaining ownership interest in TearLab, Inc., the Company agreed to assume the 673,034 outstanding options that were part of the TearLab, Inc. Stock Option Plan. The assumption of these options was approved by the board of directors and are exerciseable into shares of the Company.

The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R) “Share Based Payments”. SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  The amount of expense recognized during the period is affected by many complex and subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.

OccuLogix, Inc.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s consolidated statements of operations and changes in stockholders’ equity:

	Six months ended June 30,
	2009	2008

General and administrative	$146,284	$87,221
Clinical and regulatory	78,215	53,754
Sales and marketing	23,518	27,921
Stock-based compensation expense before income taxes	$248,017	$168,896

There were no common stock options that were exercised for the six months ended June 30, 2009 and 2008, respectively. As such, no income tax benefit was realized from stock option exercises during the six months ended June 30, 2009 and 2008. In accordance with SFAS No. 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The weighted-average fair value of stock options granted during the six months ended June 30, 2009 was $1.32. No options were issued during the six months ended June 30, 2008. The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2009	2008
Volatility	112%	n.a.
Expected life of options	6.0 years	n.a.
Risk-free interest rate	2.02%	n.a.
Dividend yield	0%	n.a.

The Company’s computation of expected volatility for the six months ended June 30, 2009 was based on the Company’s historical stock prices since its initial public offering in December 2004. The expected life of the options represents the period of time that awards granted are expected to be outstanding. The expected term is calculated as the average of the contractual term and the vesting period.  The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

A summary of the option transactions during the six months ended June 30, 2009 is set forth below:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding, December 31, 2008	2,278,483	$4.95	8.41	$522,547
Granted	256,500	2.00	—
Exercised	—	—	—
Forfeited	118,385	5.58	—
Outstanding, June 30, 2009	2,416,598	4.61	8.21	465,813
Vested or expected to vest June 30, 2009	1,996,639	4.95	8.05	465,813
Exercisable, June 30, 2009	1,930,491	$4.62	8.02	$465,813

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of June 30, 2009 of $1.81 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on June  30, 2009.  As of June 30, 2009, $1,564,239 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.68 years.

OccuLogix, Inc.

(e)	Warrants

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

The estimated fair value of the Warrants and the Cowen Warrant as of June 30, 2009 was determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	114%
Remaining term of Warrants	2.58 years
Risk-free interest rate	1.42%
Dividend yield	0%

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the Shares and the Warrants based on their relative fair values. This resulted in an allocation of $2,052,578 to obligations under warrants, which includes the fair value of the Cowen Warrant of $97,222.

In addition, SFAS No. 133 requires the Company to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the Warrants and the Cowen Warrant as at June 30, 2009 and determined the aggregate fair value to be $26,229, a decrease of approximately $31,437 over the measurement of the aggregate fair value of the Warrants and the Cowen Warrant on December 31, 2008.  The change in the fair value of the Warrants for the six months ended June 30, 2008 was $ 0.

Accordingly, the Company recognized a gain of $31,437 in its consolidated statement of operations for the six months ended June 30, 2009 which reflects the decrease in the fair value of the warrants at June 30, 2009 compared to December 31, 2008.

A summary of the Warrants issued during the six months ended June 30, 2009 and the total number of warrants outstanding as of that date are set forth below:

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2008	110,578	$46.25
Granted	—	—
Forfeited	—	—
Outstanding, June 30, 2009	110,578	$46.25

8.	LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

OccuLogix, Inc.

The following are potentially dilutive securities which have not been used in the calculation of diluted loss per share as they are anti-dilutive:

	Six months ended June 30,
	2009	2008
Stock options	2,416,598	167,941
Warrants	110,578	110,578
Total	2,527,176	278,519

9.	RELATED PARTY TRANSACTIONS

The following are the Company’s related party transactions:

TLC Vision
TLC Vision Corporation held a 7.61% and 7.68% ownership interest in the Company, on an issued and outstanding basis, on June 30, 2009 and December 31, 2008, respectively. TLC provided computer and administrative support to the Company in the six months ended June 30, 2009 and 2008, respectively, for which the Company recorded expense of $15,270 and $71,530, respectively.

The Company reported amounts due to TLC Vision Corporation as amounts Due to Shareholders of $35,422 and $23,152 for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively. The balance due from TLC Vision is related to computer and administrative support provided by TLC Vision. All amounts have been expensed during the six months ended June 30, 2009 and 2008 and included in general and administrative expenses.

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

On January 25, 2007, the Company entered into a consulting agreement with Dr. Michael Lemp, a former member of the board of OcuSense, Inc., for the purpose of procuring consulting services as TearLab's Chief Medical Officer.  Dr. Lemp is entitled to $100,000 per annum to be paid at the end of each month and a $99 monthly expense reimbursement stipend.  Dr. Lemp agreed to a 30% reduction in fees, effective June 1, 2009 to assist the Company’s efforts to reduce its cash requirements.  Dr. Lemp will be available to OcuSense on an average of 20 hours a week or 1,000 hours per year for which the Company recorded an expense of $46,427 and $51,218 for the six months ended June 30, 2009 and 2008, respectively.  There were $4,266 and zero $ balances due at June 30, 2009 and June 30, 2008 respectively.

10.	INCOME TAXES

The Company records tax benefits related to tax losses as deferred income tax assets to offset deferred income tax liabilities arising from its intangible assets.

The Company reported a recovery of income taxes of $1,349,212 and $1,219,166 for the six months ended June 30, 2009 and 2008, respectively of which $1,106,307 and $984,757 represented deferred tax assets reported for losses incurred in the six months ended June 30, 2009 and 2008, respectively, and $242,905 and $234,409 represented amortization of deferred tax liabilities in the six months ended June 30, 2009 and 2008, respectively.

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

OccuLogix, Inc.

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

11.   PREPAID EXPENSES
	June 30, 2009	December 31, 2008
Prepaid insurance	$100,374	$236,369
Prepaid financing costs	80,653	—
Prepaid regulatory fees	21,049	6,424
Deferred royalty costs	43,500	43,500
Other fees and services	39,010	29,765
	$284,586	$316,058

OccuLogix, Inc.

12.	ACCRUED LIABILITIES

	June 30, 2009	December 31, 2008
Due to professionals	$263,692	$274,206
Due to clinical trial sites	131,898	120,247
Due to clinical trial specialists	67,734	104,133
Product development costs	35,226	96,359
Legal settlement payment	—	125,000
Corporate compliance	40,933	102,907
Obligation to repay advances received	81,831	127,301
Severance liability	77,000	—
Vacation pay entitlements	85,114	53,361
Goods received but not invoiced	58,968	58,530
Miscellaneous	223,781	139,749
	$1, 066,177	$1,201,793

13.	NON-CONTROLLING INTEREST

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

	Six months ended June 30
	2009	2008
Non-controlling interest at the beginning of period	$—	$4,953,960
Non-controlling share of loss from operations in the period	—	(571,130)
Fair value of stock-based compensation	—	91,324
Investment to acquire minority interest	—	—
Non-controlling interest at the end of period	$—	$4,474,154

14.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Six months ended June 30,
	2009	2008
Accounts receivable, net	$198,443	$257,965
Inventory	(40,661)	—
Prepaid expenses	31,472	186,548
Other current assets	(15,537)	(135,346)
Accounts payable	155,583	(767,590)
Accrued liabilities	(44,163)	1,036,852
Deferred revenue	(41,541)	106,700
Due to stockholders	12,270	56,712
Short term liabilities	—	135,715
	$255,866	$877,555

OccuLogix, Inc.

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Six months ended June 30,
	2009	2008
Non-cash investing activities
Accrued fixed assets additions	$(18,547)	$—

Additional cash flow information
Cash paid for taxes	—	—
Interest paid	$—	$—

15.	FINANCIAL INSTRUMENTS

Currency risk
The Company's activities which result in exposure to fluctuations in foreign currency exchange rates consist of the purchase of inventory from suppliers billing in foreign currencies.  The Company does not use derivative financial instruments to reduce its currency risk.

Credit risk
The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and amounts receivable.  The Company maintains its accounts for cash with large low credit risk financial institutions in the United States and Canada in order to reduce its exposure.

During the first six months of fiscal 2009, the Company derived 100% of its revenue from the sale of the new TearLab product.  24% of this revenue from the TearLab product was from a single distributor and two distributors represented 16% and 12% of the revenue, respectively from the TearLab product.  The Company has recognized the risk and is engaging additional distributors in Europe, Asia, Canada and South America to broaden its customer base and reduce exposure. Currently, there is only one supplier for each of the reader and pen components of the TearLab Osmolarity System and the test cards.  The Company recognizes the risk of having single source suppliers and it is identifying potential solutions to mitigate this exposure.

16.	FAIR VALUE MEASUREMENTS

The Company accounts for the methods of measuring fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). As defined in SFAS No. 157, fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. At June 30, 2009, the Company has a liability for warrants to purchase 110,578 shares of common stock that are valued at $26,229 under the level 3 hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Obligations Under Warrants
Beginning balance at January 1, 2009	57,666
Transfer to Level 3	-
Change in fair value included in other (income) / expense	(31,437)
Purchases, issuances and settlements	-
Ending balance at June 30, 2009	26,229

OccuLogix, Inc.

17.	SEGMENTED INFORMATION

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

The Company’s business units are as follows:

	Three months ended June 30, 2009
	Retina	Point-of-care	Total
Revenue	$—	$96,849	$96,849
Expenses:
Cost of goods sold	—	130,618	130,618
Operating	—	1,360,849	1,360,849
Depreciation and amortization	—	328,309	328,309
Loss from continuing operations	—	(1,722,927)	(1,722,927)
Interest income	—	438	438
Changes in fair value of warrant obligation	—	9,742	9,742
Gain (Loss) on short-term investment	—	—	—
Beneficial conversion on bridge loan shares issued	—	—	—
Other income (expense), net	—	11,407	11,407
Recovery of income taxes	—	680,331	680,331
Net loss attributable to OccuLogix, Inc.	$—	$(1,021,008)	$(1,021,008)
Total assets	$11,822	$10,337,721	$10,349,543

	Six months ended June 30, 2009
	Retina	Point-of-care	Total
Revenue	$—	$340,107	$340,107
Expenses:
Cost of goods sold	—	249,817	249,817
Operating	(2,193)	2,865,512	2,863,319
Depreciation and amortization	—	659,058	659,058
Loss from continuing operations	2,193	(3,434,280)	(3,432,087)
Interest income	—	2,268	2,268
Changes in fair value of warrant obligation	—	31,437	31,437
Interest expense	—	—	—
Loss on short-term investment	—	—	—
Other income (expense), net	—	25,570	25,570
Recovery of income taxes	—	1,349,212	1,349,212
Net loss attributable OccuLogix, Inc.	$2,193	$(2,023,599)	$(2,023,599)
Total assets	$11,822	$10,337,721	$10,349,543

OccuLogix, Inc.

	Three months ended June 30, 2008
	Retina	Point-of-care	Total
Revenue	$127,200	$—	$127,200
Expenses:
Cost of goods sold	—	—	—
Operating	990,001	1,195,440	2,104,441
Restrucuring Charges	955,517	—	955,517
Depreciation and amortization	4,671	276,976	281,647
Loss from continuing operations	(1,741,989)	(1,472,416)	(3,214,405)
Interest income	18,894	1,797	20,691
Interest expense	(95,277)	(429)	(95,706)
Amortization of finance costs	(91,000)	—	(91,000)
Impairment of investments	(122,586)	—	(122,586)
Other income (expense), net	2,747	—	2,747
Recovery of income taxes	—	599,687	599,687
Net loss for the period	(2,029,211)	(871,361)	(2,900,572)
Net loss attributable to non-controlling interest, net of tax	—	363,595	363,595
Net loss attributable OccuLogix, Inc.	$(2,029,211)	$(507,766)	$(2,536,977)
Total assets	$1,205,162	$11,333,846	$12,539,008

	Six months ended June 30, 2008
	Retina	Point-of-care	Total
Revenue	$134,400	$—	$134,400
Expenses:
Cost of goods sold	24,556	—	24,556
Operating	2,051,882	2,433,137	4,485,019
Restrucuring Charges	955,517	—	955,517
Depreciation and amortization	14,449	612,210	626,659
Loss from continuing operations	(2,912,004)	(3,045,347)	(5,957,351)
Interest income	54,176	2,967	57,143
Interest expense	(135,715)	(6,594)	(142,309)
Amortization of finance costs	(132,000)	—	(132,000)
Impairment of investments	(450,072)	—	(450,072)
Other income (expense), net	19,186	1,057	20,243
Recovery of income taxes	—	1,219,166	1,219,166
Net loss for the period	(3,556,429)	(1,828,751)	(5,385,180)
Net loss attributable to non-controlling interest, net of tax	—	571,130	571,130
Net loss attributable OccuLogix, Inc.	$(3,556,429)	$(1,257,621)	$(4,814,050)
Total assets	$1,205,162	$11,333,846	$12,539,008

OccuLogix, Inc.

18.	COMPREHENSIVE LOSS

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments and unrealized gains (losses) on available for sale investments. For the three and six months ended June 30, 2009 and 2008, Comprehensive loss and Net loss are the same.

19.	SUBSEQUENT EVENTS

a) On July 15, 2009, the Company announced that it had entered into and closed an agreement with certain investors whereby the investors agreed to provide financing (the “Financing”) to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.55 million.  The convertible secured notes (the “Notes”) evidencing the Financing, mature on the second anniversary of their issuance (“the Maturity Date”), bear interest at a rate of 12% per annum and are convertible into shares of the Company’s common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to the Maturity Date.  The conversion price of the Notes (the “Discount Price”) will be 80% of the volume weighted average price on the NASDAQ stock market for the ten trading days prior to August 31, 2009, provided that the Discount Price will not exceed $2.40 per share and will not be less than $0.25 per share.  Any such conversion is limited to prevent the number of shares issued upon conversion of the Notes from exceeding 19.9% of the outstanding common stock of the Company, measured prior to the date of the Financing.

In connection with the Financing, the Company will issue warrants to purchase shares of common stock equal in value to ten percent of the aggregate principal amount of the notes (the “Warrants”).  The exercise price of the Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The Notes are secured by substantially all of the assets of the Company and the financing  is subject to customary conditions to closing. The Financing is subject to final acceptance by the Toronto Stock Exchange which is anticipated to occur after the conversion price for the convertible debt has been determined.

Richard Lindstrom, M.D. and Tom Davidson, both of whom are directors of the Company, invested $100,000 each in the Financing.  Greybrook Corporation, an entity controlled by Elias Vamvakas, Chairman and Interim CEO of the Company, or members of his family, invested $110,000 in the Financing.  NASDAQ Listing Rule 5635(c) states that any sale of discounted stock to employees, officers or directors constitutes “equity compensation,” and therefore requires stockholder consent prior to issuance.  In connection with the investment, the Company has entered into letter agreements with Dr. Lindstrom and Messrs. Vamvakas and Davidson pursuant to which they each agreed not to convert their Note into shares of common stock of the Company unless and until the stockholders have approved such conversion in accordance with NASDAQ rules.

Prior to closing the Financing, the Company entered into agreements with all salaried members of the management team where they agreed to reductions of up to one-third in their salaries.  These salary reductions are part of a number of cost cutting measures put in place by the management team.

On February 11, 2009, we filed with the Securities and Exchange Commission, or the SEC, a prospectus as part of a registration statement on Form S-3 using a "shelf" registration process.  Under the shelf process, if the registration statement is declared effective by the SEC, we may from time to time offer or sell any combination of common stock, preferred stock, debt securities, depository shares or warrants in one or more offering up to a total dollar value of $30,000,000.  The registration statement was declared effective by the SEC on July 20, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our restated consolidated financial statements and related notes, included in Item 1 of this Report.  Unless otherwise specified, all dollar amounts are U.S. dollars.

Overview

We are an in vitro diagnostic company that has developed a proprietary tear testing platform, the TearLab™ Osmolarity System.  The TearLab test measures tear film osmolarity for assisting in the diagnosis and treatment of Dry Eye Disease, or DED.  Tear osmolarity is a quantitative and highly specific biomarker that has been shown to correlate with DED.  The TearLab test enables the rapid measurement of tear osmolarity in a doctor's office.  We refer to the results of our TearLab testing platform as our TearLab business division in the discussion of our operating results below.  Commercializing our TearLab tear testing platform is now the focus of our business.

OccuLogix, Inc.

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

We received 510(k) approval of the TearLab™ Osmolarity System from the United States Food and Drug Administration, or FDA.  The 510(k) allows us to market our TearLab Osmolarity System to those reference and physician operated laboratories with certifications under the regulations of the Clinical Laboratory Improvement Amendments, or CLIA, allowing them to perform moderate and high complexity tests.  Considering that most of our target customers are eye care practitioners without such certifications, we intend to seek a CLIA waiver from the FDA for the TearLab Osmolarity System.  We anticipate receiving the CLIA waiver during the first half of 2010.  A CLIA waiver would greatly reduce the regulatory compliance for our future customers and permit them to perform the TearLab Osmolarity test in their offices.  If we receive a CLIA waiver, we will be able to market our product to the approximately 50,000 eye care practitioners that do not currently operate with CLIA certifications allowing them to perform moderate and high complexity tests.

The Company’s strategy is to educate eye care practitioners everywhere that the TearLab Osmolarity System provides objective evidence of Hyperosmolarity, enabling them to effectively diagnosis and treat  their patients with DED. The Company is partnering with key opinion leaders globally to generate local country data to increase awareness and educate eye care professionals.  The Company will be presenting the results of the clinical trials at conferences and trade shows and will publish the data in peer-reviewed journals.

Management believes that the ability to generate increasing sales will require both obtaining the previously discussed 510(k) and CLIA waiver approvals from the FDA as well as the implementing a successful awareness campaign. Until both have been achieved, sales growth is expected to be modest.

Our success is highly dependent on our ability to increase sales of our testing platform in European and other countries recognizing the CE mark and on our receipt of both the 510(k) approval and a CLIA waiver which will enable us to begin full commercialization efforts in the United States.  Meeting either of these objectives requires that we raise additional capital to fund our operations.  Including the financing received in July 2009, we have sufficient cash to fund our operations at current levels through approximately the end of December 2009.  We are actively evaluating and pursuing various financing possibilities at this time

Restructuring and Other

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

Recent Developments

On January 16, 2009, we announced that we would begin to conduct business as TearLab Corporation.  We also changed our ticker symbols on the NASDAQ and Toronto Stock Exchange to TEAR and TLB, respectively.  We anticipate that the official name change will be effective some time after stockholder approval is received.

On February 11, 2009, we filed with the Securities and Exchange Commission, or the SEC, a prospectus as part of a registration statement on Form S-3 using a "shelf" registration process.  Under the shelf process, once the registration statement was declared effective by the SEC, we may from time to time offer or sell any combination of common stock, preferred stock, debt securities, depository shares or warrants in one or more offering up to a total dollar value of $30,000,000.  The registration statement was declared effective by the SEC on July 20, 2009.

On July 15, 2009, the Company announced that it had entered into and closed an agreement with certain investors whereby the investors agreed to provide financing (the “Financing”) to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.55 million.  The convertible secured notes (the “Notes”) evidencing the Financing, mature on the second anniversary of their issuance (“the Maturity Date”), bear interest at a rate of 12% per annum and are convertible into shares of the Company’s common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to the Maturity Date.  The conversion price of the Notes (the “Discount Price”) will be 80% of the volume weighted average price on the NASDAQ stock market for the ten trading days prior to August 31, 2009, provided that the Discount Price will not exceed $2.40 per share and will not be less than $0.25 per share.

OccuLogix, Inc.

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended June 30, (in thousands)				Six Months Ended June 30, (in thousands)
	2009	2008	Change		2009	2008	Change
	$	$	$		$	$	$

TearLab revenue	97	—	97		340	—	340
Retina revenue	—	127	(127)		—	134	(134)

TearLab – cost of sales	131	—	131		250	—	250
Retina cost of sales	—	—	—		—	25	(25)

TearLab gross margin (loss)	(34)	—	(34)		90	—	90
Percentage of TearLab revenue	(35%)	—	N/M	*	26%	—	N/M *

Retina gross margin (loss)	—	127	127		—	110	(110)
Percentage of retina revenue	—	100%	N/M	*	—	82%	N/M *
*N/M – Not meaningful

Revenues

TearLab Revenue

TearLab revenue consists of sales of the TearLab Osmolarity System, which is a hand-held tear film test for the measurement of tear osmolarity, a quantitative and highly specific biomarker that has shown to correlate with DED.

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

In October 2008, the TearLab Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark.  In connection with the CE mark clearance, we have entered into multi-year agreements with eleven distributors for exclusive distribution of TearLab Osmolarity System in the United Kingdom, the Republic of Ireland, Germany, Spain, Switzerland, France, Turkey, Belgium, Holland, Luxemburg and Italy.  We intend to expand our distribution network to include additional European, Asian and Latin American countries in the future.  The Company is supporting these distributors in local clinical trials and in providing them with the required guidance to understand the relationship between DED and osmolarity how to manage their patients with objective diagnostic data. We recognized our first revenue from the sales of TearLab in October 2008 and recognized a total of $300,000 of revenue during the year ended December 31, 2008. In May 2009, the Company received 510(k) approval from the FDA which allows us to market our TearLab Osmolarity System to those reference and physician operated laboratories with certifications under the regulations of CLIA, allowing them to perform moderate and high complexity tests. The Company has completed the required updating of its labeling to reflect the 510(k) approval and will begin selling in the United States in the third quarter of 2009.  The Company recognized revenue of $340,000 and $0 in the six months ended June 30, 2009 and 2008, respectively.

OccuLogix, Inc.

Retina Revenue

The key components of the RHEO™ System consist of (1) a Rheofilter filter, a Plasmaflo filter and tubing which, together, comprise a disposable treatment set and (2) an Octo Nova pump.

The Company owned consignment inventory of 400 disposable treatment sets held by Macumed AG, a company based in Switzerland. During the six months ended June 30, 2008, Macumed consumed a total of 48 treatment sets, at a negotiated price of $150 per treatment set, resulting in revenue of $7,200.  Also during the six months ended June 30, 2008, Diamed Medizintechnik GmbH, or Diamed purchased 106 Octo Nova Pumps at $1,200 per pump, resulting in $127,200 in revenue.

There was no revenue from retina sales in the six months ended June 30, 2009 as all RHEO System inventory had been sold or disposed of in 2008.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management. Also included in TearLab cost of sales for the three month period ended June 30, 2009 were costs for excess inventory of $56,340.

Retina Cost of Sales

Cost of sales includes costs of goods sold and royalty costs. Our cost of goods sold for the six months ended June 30, 2008 includes royalty fees of $25,000.  In 2007, all RHEO System inventory was written down to nil as a result of the decision to suspend all RHEO™ System-related activities.  Accordingly, there was no additional cost of sales recorded in the six months ended June 30, 2008.

TearLab Gross Margin

During the six months ended June 30, 2009, gross margin was $90,000 or 26% of revenue largely impacted by the provision recorded for excess inventory of $56,340. There was no gross margin from TearLab sales in the six months ended June 30, 2008 as the TearLab Osmolarity System did not receive CE mark approval until October 2008.

Retina Gross Margin

During the six months ended June 30, 2008, gross margin was $110,000 or 82% of revenue, reflecting nil-value inventory items sold and fixed royalty fees of $25,000.

There was no gross margin from retina sales in the six months ended June 30, 2009 as all RHEO System inventory had been sold or disposed of in 2008.

Operating Expenses

	Three months ended June 30 (in thousands)			Six months ended June 30 (in thousands)
	2009	2008	Change	2009	2008	Change
	$	$	$	$	$	$
Amortization of intangible assets	304	264	40	607	586	21
General and administrative	910	1,080	(170)	1,894	2,284	(390)
Clinical and regulatory	307	808	(501)	639	1,831	(1,192)
Sales and marketing	169	234	(65)	383	410	(27)
Restructuring charges	—	956	(956)	—	956	(956)
Operating expense	1,690	3,342	(1,652)	3,523	6,067	(2,544)

OccuLogix, Inc.

Amortization of Intangible Assets

Amortization of intangible assets increased by $40,000 or 15% during the three months ended June 30, 2009, as compared with the corresponding fiscal period in fiscal 2008 and amortization of intangible assets increased by $21,000 or 4% during the six months ended June 30, 2009, as compared with the corresponding fiscal period in fiscal 2008. Variances in the amortization amounts arose from adjustments to Section 382 losses benefitted and capitalized throughout the 2008 until October 2008.

General and Administrative Expenses

General and administrative expenses decreased by $170,000 or 18% during the three months ended June 30, 2009, as compared with the corresponding period in fiscal 2008, primarily due to a $225,000 reduction in audit & tax fees and a $15,000 reduction in Sarbanes-Oxley compliance costs.  In addition, public company costs decreased by $72,000 primarily due to reduced D&O insurance costs, administrative costs decreased by $34,000 reflecting the recovery of over-accrued franchise taxes in prior years and other costs decreased by $77,000 primarily due to a $69,000 reduction in employee related costs in the legal department.

These decreases were offset by an increase in employee-related costs of $107,000 from $322,000 for the three months ended June 30, 2008 to $429,000 for the three months ended June 30, 2009 which reflects an increase in administrative headcount as our operations have substantially shifted to San Diego, CA.  Additional cost offsets were increased patent and trademark expenses of $106,000 and increases in accrued Board of Directors fees of $25,000.

General and administrative expenses decreased by $390,000 or 17% during the six months ended June 30, 2009, as compared with the corresponding period in fiscal 2008, due in part to a $250,000 reduction in audit & tax fees.  Public company costs decreased by $149,000 primarily due to reduced D&O insurance costs of $83,000 and a $70,000 reduction in investor relation expenses and Sarbanes-Oxley compliance costs, administrative costs decreased by $130,000 primarily reflecting the recovery of over-paid franchise taxes in prior years and reductions in rent expense due to significantly reduced leased office space.  Legal costs decreased by $62,000 primarily due to a $40,000 legal settlement in 2008 for which a comparative cost did not occur in 2009 and other costs decreased by $145,000 reflecting a reduction in employee related costs in the legal department.

These decreases were offset by a $270,000 increase in manufacturing and operations department costs as our operations have substantially shifted to San Diego, CA and increased patent and trademark expenses of $106,000.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical and regulatory expenses decreased by $501,000 or 49% during the three months ended June 30, 2009, as compared with the corresponding prior year period.  Clinical, regulatory and research and development expenditures specific to the TearLab product for the three months ended June 30, 2009 and 2008 were $155,000 and $661,000, respectively. The decrease of $506,000 or 77% primarily reflects the maturing stage of TearLab technological development in that the development of the TearLab Osmolarity System ended at the end of September 2008 and moved to a production or commercial focus.  An additional decrease of $30,000 relates to the indefinite suspension of our RHEO™ System clinical development program. This is offset by a $32,000 increase in clinical trial expenses related to FDA 510K and CLIA certification. These achievements allowed the Company to move forward with clinical trials and attain the CE Mark in Europe and 510(k) approval from the FDA in the US, in advance of commercialization but resulted in a reduced need for development activities.

For the six months ended June 30, 2009 total clinical and regulatory expenses decreased by $1,192,000 or 59%, as compared with the corresponding prior year period.  Clinical, regulatory and research and development expenditures specific to the TearLab product for the six months ended June 30, 2009 and 2008 were $298,000 and $1,417,000, respectively. The decrease of $1,119,000 or 79% primarily reflects the maturing stage of TearLab technological development in that the development of the TearLab Osmolarity System ended at the end of September 2008 and moved to a production or commercial focus.  An additional decrease of $82,000 relates to the indefinite suspension of our RHEO™ System clinical development program.  This is offset by a $14,000 increase in clinical trial expenses related to FDA 510K and CLIA certification. These achievements allowed the Company to move forward with clinical trials and attain the CE Mark in Europe and 510(k) approval from the FDA in the US, in advance of commercialization but resulted in a reduced need for development activities.

Sales and Marketing Expense

Sales and marketing expenses decreased by $65,000 or 28% during the three months ended June 30, 2009, as compared with the prior period in fiscal 2008. The decrease in Tearlab marketing costs primarily reflects a $38,000 reduction in advertising and trade show costs, along with corresponding $15,000 reductions in travel and consulting fees, respectively.  These costs reductions have been achieved as the Company has used fewer financial resources following the launch of the TearLab product in Europe, Asia and the U.S.A.

OccuLogix, Inc.

Sales and marketing expenses decreased by $27,000 or 7% during the six months ended June 30, 2009, as compared with the prior period in fiscal 2008. The decrease in Tearlab marketing costs primarily reflects a reduction in advertising and trade show costs.  These costs reductions have been achieved as the Company has used fewer financial resources following the launch of the TearLab product in Europe, Asia and the U.S.A..

The cornerstone of our sales and marketing strategy to date has been to increase awareness of our products among eye care professionals and, in particular, the key opinion leaders in the eye care professions. We assist key opinion in performing clinical trials to generate increased data to provide an increased understanding in the use of the Tearlab Osmolarity System for diagnostic, treatment and monitoring of patients.  We are presently primarily focused on commercialization in Europe and developing plans to do the same in North America when we receive the CLIA waiver. We will continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab™ Osmolarity System among eye care professionals.

Other Income (Expense)

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2009	2008	Change	2009	2008	Change
	$	$	$	$	$	$

Interest income	―	21	(21)	2	57	(55)
Changes in fair value of warrant obligation	9	―	9	31	―	31
Interest expense	―	(96)	96	―	(142)	142
Amortization of finance costs	―	(91)	91	―	(132)	132
Impairment of investments	―	(123)	123	―	(450)	450
Other	12	3	9	26	20	6
Minority interest	―	364	(364)	―	571	(571)
	21	78	(57)	59	(76)	135

Interest Income

Interest income consists of interest income earned in the current period and the corresponding prior period as a result of the Company’s cash and short-term investment position following the raising of capital and debt.  The decrease in interest income in the three and six month periods ended June 30, 2009 and 2008 is indicative of the reduction in interest rates in the periods and the reduced dollar amount of funds being invested.

Changes in Fair Value of Obligation under Warrants and Warrant Expense

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued five-year warrants exercisable into an aggregate of 106,838 shares of the Company’s common stock to these investors. On February 6, 2007, the Company also issued a five-year warrant exercisable into an aggregate of 3,740 shares of the Company’s common stock to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Company’s shares of common stock and warrants. The per share exercise price of the warrants is $46.25, subject to adjustment, and the warrants became exercisable on August 6, 2007. All of the terms and conditions of the warrants issued to Cowen and Company, LLC (other than the number of shares of the Company's common stock into which the warrant is exercisable) are identical to those of the warrants issued to the institutional investors. The Company accounts for the warrants in accordance with the provisions of SFAS No. 133 “ Accounting for Derivative Instruments and Hedging Activities” along with related interpretation EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” or  EITF 00-19. Based on the provisions of EITF 00-19, the Company determined that the warrants issued during the nine months ended September 30, 2007 do not meet the criteria for classification as equity. Accordingly, the Company has classified the warrants as a current liability as at September 30, 2007. The estimated fair value was determined using the Black-Scholes option-pricing model. In addition, SFAS No. 133 requires the Company to record the outstanding warrants at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the warrants as of June 30, 2009 and determined the aggregate fair value to be $26,229, a decrease of $31,437 from the nominal value calculated as at December 31, 2008.

OccuLogix, Inc.

Interest Expense

On February 19, 2008, the Company announced that it had secured bridge loans in an aggregate principal amount of $3,000,000 (less transaction costs paid of approximately $180,000) from a number of private parties. The loan which was converted into equity in October 2008, earned interest at a rate of 12% per annum and has a 180-day term initially, which subsequently was extended to 270 days. The Company had pledged its shares of the capital stock of OcuSense as collateral for these bridge loans. Interest expense due to lenders for the three and six months ended June 30, 2008 was $40,438 and $135,715, respectively.  No similar expense was incurred for the three and six months ended June 30, 2009.

Amortization of Finance Costs

Finance costs for the three and six months ended June 30, 2008 reflect amortization of a $180,000 fee paid to Marchant Securities Inc., or Marchant, a related party, for introducing the Company to the bridge loan lenders who participated in the February 19, 2008 bridge financing.  The finance costs were amortized over the initial 180 day term of the bridge financing and resulted in an expenses of $41,000 and $91,000 for the three and six months ended June 30, 2008, respectively. No similar expense was incurred in the three and six months ended June 30, 2009.

Impairment of Investments

As of June 30, 2009 and December 31, 2008, the Company had fully liquidated its prior investments in the aggregate principal amount of $1,900,000 consisting of investments in four separate asset-backed Auction Rate Securities, or ARS. As a result of liquidity issues experienced in the global credit and capital markets, the Company’s ARS experienced multiple failed auctions. During 2008, prior to liquidating the ARS, the Company continued to earn and receive interest on these investments at the maximum contractual rate, but the estimated fair value of these ARS were no longer believed to approximate par value.

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

Impairment costs of $327,486 and $122,586 for the three and six months ended June 30, 2008 were reported as an expense.  As the ARS were liquidated in late 2008, no similar expense was incurred in the three and six months ended June 30, 2009.

Other

Other income for the six months ended June 30, 2009 was $26,000 including a foreign exchange gain of $22,000 and a gain of $4,000 on the disposal of fixed assets.

Other income for the six months ended June 30, 2008 was $20,000 including a foreign exchange gain of $17,000.

Recovery of Income Taxes

Recovery of income taxes increased by $130,000 to $1,349,000 during the six months ended June 30, 2009, as compared with a recovery of $1,219,000 in the six months ended June 30, 2008. The recovery of income taxes for the three months ended June 30, 2009 increased by $80,000 to $680,000 as compared to a recovery of income taxes of $600,000 reported in the three months ended June 30, 2008. As a result of the completion of the reorganization transactions on October 6, 2008, TearLab, Inc.’s tax filings can be consolidated with those of the Company’s. Accordingly, income tax benefits were reported on losses incurred both by OccuLogix and TearLab, Inc. in the three and six months ended June 30, 2009 while in the three and six months ended June 30, 2008, only losses incurred by TearLab, Inc. were tax benefited.

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

OccuLogix, Inc.

Recovery of income taxes for the three and six months ended June 30, 2009 and 2008, respectively also includes the amortization of the deferred tax liability which was recorded based on the difference between the fair value of intangible assets acquired and their tax bases. The amounts recorded during the six months ended June 30, 2009 were $243,000, as compared with amortization of $247,000 for the six months ended June 30, 2008, the difference representing the amortization of Sect. 382 losses previously benefited. The amounts recorded for the three months ended June 30, 2009 and June 30, 2008 were $121,000 and 121,000, respectively. The deferred tax recorded upon the acquisition of TearLab, Inc. of $5.2 million represents the difference between the fair value of the intangible assets acquired by the Company upon its acquisition of TearLab, Inc. and their respective tax bases. The deferred tax liability is being amortized over an average period of 10 years, the estimated weighted-average useful life of the intangible assets.

Non-controlling Interest

Minority stockholder’s share of net losses from TearLab operations for the three and six months ended June 30, 2008 was $364,000 and $571,000, respectively. As a result of the Company’s acquisition of the remaining minority shareholders’ interest in TearLab on October 6, 2008, no similar amount was applicable to the three and six months ended June 30, 2009.

Liquidity and capital resources
( in thousands)

	June 30,	December 31,
	2009	2008	Change

Cash and cash equivalents	$314	$2,565	$2,251

Percentage of total assets	3%	19%
Working capital	$(835)	$1,550	$(2,385)

Financial Condition

Management believes that our cash, cash equivalents and short-term investments as well as the proceeds received from the July 15, 2009 convertible debt financing will be sufficient to meet our operating activities and other demands until approximately the end of December 2009.

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

•	TearLab, Inc.'s ability to obtain a CLIA waiver from the FDA for the TearLab Osmolarity System and the timing of such approval, if any;

•	whether government and third-party payers agree to reimburse the TearLab Osmolarity System;

•	the costs and timing of building the infrastructure to market and sell the TearLab Osmolarity System;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

OccuLogix, Inc.

At the present time, our only product is the TearLab Osmolarity System, and while we have received 510(k) approval for the FDA to commercialize our product in the United States, we are currently limited to selling to facilities that are CLIA for moderate and complex cases.  Obtaining a CLIA waiver from the FDA will enable us to market our product to the approximately 50,000 eye care practitioners that do not operate with CLIA certifications allowing them to perform moderate and high complexity tests.  At this time, we do not know when we can expect to begin to generate significant revenues from the TearLab Osmolarity System in the United States.

We will need additional capital in approximately December 2009, and our prospects for obtaining that capital are uncertain.  Additional capital may not be available on terms favorable to us, or at all.  In addition, future financings could result in significant dilution of existing stockholders.  However, unless we succeed in raising additional capital, we anticipate that we will be unable to continue our operations beyond approximately December 2009.

Ongoing Sources and Uses of Cash

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

Changes in Cash Flows

	Six months ended June 30, (in thousands)
	2009	2008	Change

Cash used in operating activities	$(2,245)	$(4,349)	$2,104
Cash used in investing activities	(7)	(87)	80
Cash provided by financing activities	―	3,120	(3,120)
Net decrease in cash and cash equivalents period	$(2,252)	$(1,316)	$(936)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the six months ended June 30, 2009 was $2,226,000.  Net loss during the six-month period was $2,024,000. The non-cash sources which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, the provision for obligation under warrants, the impairment of investments, stock-based compensation and prepaid finance charges in the aggregate total of $877,000. Additional non-cash amounts which comprise a portion of the net loss during that period include deferred tax charges of ($1,349,000) and gain on disposal of fixed assets of $4,000.

The net change in non-cash working capital balances related to operations for the six months ended June 30, 2009 and 2008 consists of the following:

Cash provided (used)	Six months ended June 30, (in thousands)
	2009	2008
	$	$
Amounts receivable, net	198	258
Inventory	(41)	―
Prepaid expenses	31	186
Other current assets	(15)	(135)
Accounts payable	156	(768)
Accrued liabilities	(44)	1,037
Deferred revenue	(41)	107
Due to stockholders	12	57
Short term liabilities	―	136
	256	878

OccuLogix, Inc.

·	Accounts receivable decrease is due to receipts of TearLab distributor fees and recovery of amounts due for sales taxes.
·	The increase in inventory reflects sales of the TearLabTM Osmolarity System at a slower rate than production inventory acquired.
·	The decrease in prepaid expenses results primarily from the amortization of prepaid insurance costs somewhat offset by costs incurred for professional fees related to fundraising activities.
·	Other current assets represent an increase in deposits for leased office space.
·	Accounts payable increased due primarily to the timing of payment cycles in the monthly accounting process.
·	Accrued liabilities decreased primarily due to the payment of annual audit fees and payment of accrued Tearlab related royalty liabilities.
·	Decrease in deferred revenue reflects the shipment of TearLab products for which customers had paid in advance.
·	Decrease in amounts due to stockholders reflects reduced utilization of TLC Vision Corporation for employee benefits.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 was $26,000. Cash used in investing activities during the period consists of $29,000 used to acquire fixed assets, net of proceeds of $3,000 on sale of fixed assets.

Net cash provided by investing activities for the six months ended June 30, 2008 was $87,000. Cash used in investing activities during the period consisted of cash in the amount of $15,000 used to acquire fixed assets and cash in the amount of $72,000 used for capitalizable patents and trademark costs.

Cash Provided by Financing Activities

During the first six months ended June 30, 2008, the Company secured bridge financing in a principal amount of $3,300,000, net of costs of $180,000. The debt was prepaid in full on October 6, 2008. In the six months ended June 30, 2009, there were no financing activities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition and inventory valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

There were no significant changes during the six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the six months ended June 30, 2009 included in Item 1.

OccuLogix, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Fluctuations and Exchange Risk
All of our sales are in U.S. dollars, while a portion of our expenses are in Canadian dollars and Australian dollars.  We cannot predict any future trends in the exchange rate of the Canadian dollar or Australian dollar against the U.S. dollar.  Any strengthening of the Canadian dollar or Australian dollar in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in both Canadian dollars and Australian dollars to meet short term operating requirements.  Based on the balances in the Canadian dollar and Australian dollar denominated bank accounts at June 30, 2009, hypothetical increases of $0.01 in the value of the Canadian dollar and the Australian dollar in relation to the U.S. dollar would not have a material impact on the results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk
The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in investment grade securities or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the six months ended June 30, 2009 would reduce interest income by under $15,000 annually.

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

As of the end of the six-month period ended June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) . Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of that fiscal period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the desired control objectives.

(b)	Changes in Internal Control over Financial Reporting.
During the three-month period ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The TearLab™ Osmolarity System is currently our only product.  Our product is currently sold outside of the United States pursuant to CE mark approval and in the U.S. as a result of having received 510(k) approval from the FDA to market the TearLab™ Osmolarity System to those reference and physician operated laboratories with certifications under CLIA to perform moderate and high complexity tests.  We intend to seek a CLIA waiver, from the U.S. Food and Drug Administration, or the FDA which will allow us to sell to those eye care professionals who do not have certifications to perform moderate and high complexity tests.  Even if the TearLab Osmolarity System receives all regulatory approvals in the United States, it may never be successfully commercialized.  If the TearLab Osmolarity System does not receive all regulatory approvals or is not successfully commercialized, we may not be able to generate revenue, become profitable or continue our operations.  Any failure of the TearLab Osmolarity System to receive regulatory approvals or to be successfully commercialized in the United States would have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

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

We have prepared our consolidated financial statements on the basis that we will continue as a going concern.  However, we have sustained substantial losses for each of the years ended December 31, 2005, 2006, 2007 and 2008.  Our net working capital balance at December 31, 2008 was $1,549,581, which represents a $2,546,443 increase from our working capital deficiency of $996,862 at December 31, 2007.  Our net working capital deficit at June 30, 2009 was $835,022, which represents a $2,384,603 decrease from our working capital at December 31, 2008. As a result of our history of losses and current financial condition, there is substantial doubt about our ability to continue as a going concern.

On October 6, 2008, we completed a private placement of 869,200 shares of our common stock for gross aggregate proceeds of $2,173,000, pre-paid in full our $6,703,500 aggregate principal amount bridge loan plus outstanding accrued interest by issuing to the lenders thereof an aggregate of 3,304,511 shares of our common stock, at a per share price of $2.125, and paid $481,200 of the commission remaining owing for placement agency services by issuing aggregate of 192,480 shares of our common stock.  On July 15, 2009, we completed a convertible debt funding for gross proceeds of $1,550,000. As a result of these transactions, and having received the principal of, and the accrued interest on, our asset-backed auction rate securities, we believe that our cash and cash equivalents as well as the proceeds received from the July 15, 2009 convertible debt financing will be sufficient to meet our operating activities and other demands only until approximately December 2009.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

OccuLogix, Inc.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception.  Our net losses for the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008 were $21.8 million, $162.8 million, $82.2 million, $69.8 million and $9.4 million, respectively.  The losses in 2005, 2006 and 2007 include a charge for impairment of goodwill of $147.5 million, $65.9 million and $14.4 million, respectively.  Our losses in the six months ended June 30, 2009 were $2.0 million and as of June 30, 2009, we had an accumulated deficit of $369.7 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from our discontinued businesses.  We do not know when or if we will receive regulatory approval for the TearLab Osmolarity System or successfully commercialize it in the United States.  As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product candidate to obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We may not be able to raise the capital necessary to fund our operations.

Since inception, we have funded our operations through early private placements of our equity and debt securities, early stage revenues, a successful initial public offering, a private placement of shares of our common stock and warrants,  in 2008, bridge financing and another private placement of our common stock and in July 2009, a convertible debt financing.  We will need additional capital in approximately December 2009, and our prospects for obtaining it are uncertain.  Our most recent capital-raising efforts, which culminated in the convertible debt financing in July 2009, took an amount of time, consumed our resources and required an effort on the part of management that was disproportionately large, relative to the total amount of the capital raise.

Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.  However, unless we succeed in raising additional capital, we anticipate that we will be unable to continue our operations beyond approximately December 2009.  Our financial condition and history of losses have caused our auditors to express doubt as to whether we will be able to continue as a going concern.

We will face challenges in bringing the TearLab Osmolarity System to market in the United States and may not succeed in executing our business plan.

There are numerous risks and uncertainties inherent in the development of new medical technologies.  In addition to our requirement for additional capital, our ability to bring the TearLab Osmolarity System to market in the United States and to execute our business plan successfully is subject to the following risks, among others:

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

·	We may not receive the CLIA waiver for the TearLab Osmolarity System from the FDA, in which case our ability to market the TearLab Osmolarity System in the United States will be hindered severely.

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

OccuLogix, Inc.

If we are subject to regulatory enforcement action as a result of our failure to comply with regulatory requirements, our commercial operations would be harmed.

While we received the 510(k) clearance that we were seeking, we will be subject to significant ongoing regulatory requirements, and if we fail to comply with these requirements, we could be subject to enforcement action by the FDA or state agencies, including:

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

OccuLogix, Inc.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently.  Failure on our part to maintain effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, financial condition and cash flows, and could cause the trading price of our common stock to fall dramatically.  Due to the failure to account for the consolidation of TearLab, Inc. under the variable interest entity model since our acquisition of a majority interest in TearLab, Inc. on November 30, 2006, there was a material weakness in our internal control over financial reporting as of December 31, 2007.  As a result of this material weakness, our chief executive officer and our chief financial officer determined that, as of December 31, 2007, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with U.S. GAAP.

OccuLogix, Inc.

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

OccuLogix, Inc.

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

10.5	Securities Purchase Agreement, dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 16, 2009).

10.6	Form of 12% Convertible secured Note (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 16, 2009).

10.7	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 16, 2009).

10.8	Security Agreement, dated July 15, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 16, 2009).

10.9	Form of Director and Affiliate Letter Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 16, 2009).

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

OccuLogix, Inc.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OccuLogix, Inc.
(Registrant)

Date:	August 13, 2009	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer