Form 10-Q
period 2009-09-30
OccuLogix, Inc.
filed 2009-11-13
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,866,685 as of November 11, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," “hope,” "expects," "plans," "intends," "anticipates," "believes," "estimates," "projects," "predicts," “pursue,” "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

•	Our future strategy, structure, and business prospects;
•	The planned commercialization of our current product;

•	The size and growth of the potential markets for our product and technology;
•
The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in North American, European, Asian and Latin American countries;

•	Our anticipated expansion of United Stated and international sales and operations;
•	Our ability to obtain and protect our intellectual property and proprietary rights;

•	Our efforts to obtain certain FDA approvals;
•	The results of our clinical trials;
•	Our anticipated sales to additional customers in the United States if a CLIA waiver categorization is obtained;
•	The adequacy of our funding, and;

•	Use of cash, cash needs and ability to raise capital.

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

OccuLogix, Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$967,389	$2,565,277
Accounts receivable, net	92,307	333,056
Inventory, net	195,613	148,201
Prepaid expenses	293,565	316,058
Deferred finance charges	28,107	—
Other current assets	37,216	21,680
Total current assets	1,614,197	3,384,272
Fixed assets, net	156,046	183,384
Patents and trademarks, net	246,969	269,398
Intangible assets, net	8,657,131	9,568,023
Total assets	$10,674,343	$13,405,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$248,669	$314,680
Accrued liabilities	888,543	1,201,793
Due to stockholders	38,422	23,152
Deferred revenue	169,340	237,400
Obligations under warrants	13,590	57,666
Short-term liabilities and accrued interest	1,031,061	—
Total current liabilities	2,389,625	1,834,691
Deferred income tax liability	—	1,611,502

Contingently redeemable common stock, 119,629 shares issued and outstanding at both September 30, 2009 and December 31, 2008	250,000	250,000
Stockholders’ equity
Capital stock
Preferred Stock, par value $0.001, authorized 10,000,000, zero issued and outstanding at both September 30, 2009 and December 31, 2008	—	—
Common stock, par value $0.001 per share, authorized 40,000,000, issued and outstanding: September 30, 2009 – 9,747,056; December 31, 2008 – 9,708,780	9,747	9,708
Additional paid-in capital	378,360,594	377,356,547
Accumulated deficit	(370,335,623)	(367,657,371)
Total stockholders’ equity	8,034,718	9,708,884
Total liabilities and stockholders’ equity	$10,674,343	$13,405,077

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Three months ended
	September 30,
	2009	2008

Revenue
TearLab	$263,221	$—
Retina	—	23,900
Total revenue	263,221	23,900
Cost of goods sold
TearLab – product cost	138,831	—
Retina – product cost	—	1,945
Total cost of goods sold	138,831	1,945
	124,389	21,955
Operating expenses
Amortization of intangible assets	303,631	317,377
General and administrative	566,435	630,453
Clinical , regulatory and research & development	228,796	671,612
Sales and marketing	117,381	218,895
Restructuring charges	—	74,128
	1,216,243	1,912,465
Loss from operations	(1,091,854)	(1,890,510)
Other income (expense)
Interest income	8	17,946
Changes in fair value of warrant obligation	12,639	—
Impairment of investments	—	(68,281)
Interest expense	(40,752)	(169,540)
Amortization of deferred financing charges, warrants & beneficial conversion values	(135,245)	(48,000)
Other	(17,820)	131,655
Total other income (expense)	(181,170)	(136,220)
Loss from continuing operations before income taxes	(1,273,024)	(2,026,730)
Income tax recovery (expense)	618,371	(1,649,632)
Net loss for the period	(654,653)	(3,676,362)
Net loss attributable to non-controlling interest, net of tax	—	1,393,410
Net loss attributable to OccuLogix, Inc.	$(654,653)	$(2,282,952)
Weighted average number of shares outstanding attributable to OccuLogix, Inc. - basic and diluted	9,866,685	2,292,280
Loss per share attributable to OccuLogix, Inc. – basic and diluted	$(0.07)	$(1.00)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Nine months ended
	September 30,
	2009	2008

Revenue
TearLab	$603,328	$—
Retina	—	158,300
Total revenue	603,328	158,300
Cost of goods sold
TearLab – product cost	388,648	—
Retina – product cost	—	26,501
Total cost of goods sold	388,648	26,501
	214,680	131,799
Operating expenses
Amortization of intangible assets	910,892	903,399
General and administrative	2,459,766	2,914,487
Clinical , regulatory and research & development	867,727	2,502,792
Sales and marketing	500,235	629,337
Restructuring charges	—	1,029,646
	4,738,620	7,979,661
Loss from operations	(4,523,940)	(7,847,862)
Other income (expense)
Interest income	2,277	68,495
Changes in fair value of warrant obligation	44,076	(68,281)
Impairment of investments	—	(450,072)
Interest expense	(40,752)	(305,256)
Amortization of deferred financing charges, warrants & beneficial conversion values	(135,245)	(180,000)
Other	7,749	151,893
Total other income (expense)	(121,895)	(783,221)
Loss from continuing operations before income taxes	(4,645,835)	(8,631,083)
Income tax recovery (expense)	1,967,583	(430,465)
Net loss for the period	(2,678,252)	(9,061,548)
Net loss attributable to non-controlling interest, net of tax	—	1,964,540
Net loss attributable to OccuLogix, Inc.	$(2,678,252)	$(7,097,008)
Weighted average number of shares outstanding attributable to OccuLogix, Inc. - basic and diluted	9,845,155	2,292,280
Loss per share attributable to OccuLogix, Inc. – basic and diluted	$(0.27)	$(3.10)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Nine months ended September 30,
	2009	2008

OPERATING ACTIVITIES
Net loss for the period	$(2,678,252)	$(7,097,008)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation and stock-based restructuring charges	394,050	85,442
Depreciation of fixed assets	54,700	42,296
Amortization and write-down of patents and trademarks	22,429	16,174
Amortization of intangible asset	910,892	903,400
Amortization of deferred financing charges, warrants and beneficial conversion values	135,245	180,000
Changes in fair value of warrant obligation	(44,076)	68,281
Impairment of investments	—	450,072
Deferred tax liability, net	(1,967,583)	430,465
Non-controlling interest	—	(1,964,540)
(Gain) Loss on disposal of fixed assets	(3,519)	7,584
Net change in non-cash working capital balances related to operations	(81,001)	572,692
Cash used in operating activities	(3,257,115)	(6,305,142)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(23,842)	(50,686)
Additions to patents and trademarks	—	(95,571)
Cash restricted in use	—	(200,000)
Cash used in investing activities	(23,842)	(346,257)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debt funding	1,750,077	6,703,500
Costs of issuance of convertible debt funding	(67,008)	(180,000)
Cash provided by financing activities	1,683,069	6,523,500

Net decrease in cash and cash equivalents during the period	(1,597,888)	(127,899)
Cash and cash equivalents, beginning of period	2,565,277	2,235,832
Cash and cash equivalents, end of period	$967,389	$2,107,933

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars except as otherwise stated)
 (Unaudited)

1.	BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, referred to as U.S. GAAP. These unaudited interim consolidated financial statements contain all normal recurring adjustments and estimates necessary to present fairly the financial position of OccuLogix, Inc. , ( “OccuLogix” or the Company), as at September 30, 2009 and the results of its operations for the three and nine months ended September 30, 2009 and 2008. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2009. Interim results are not necessarily indicative of results for a full year. Further in connection with the preparation of the interim consolidated financial statements and in accordance with the FASB’s recently issued authoritative guidance on subsequent events, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 13, 2009, the date of the filing of the unaudited financial statements.

Reclassifications

Effective January 1, 2009, the Company implemented the FASB’s authoritative guidance on non-controlling interests. This standard changed the accounting for and reporting of minority interest (now called non-controlling interest) in the consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on the previously reported financial position or results of operations, refer to Note 2 of this Form 10-Q for additional information on the adoption of this new guidance.

Going concern uncertainty

The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company has sustained substantial losses of $14,181,433 for the year ended December 31, 2008 and $2,678,252 and $7,097,008 for the nine months ended September 30, 2009 and 2008, respectively. The Company’s working capital deficit at September 30, 2009 is $775,428, which represents a $2,325,009 decrease in its working capital from $1,549,581 at December 31, 2008.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.  Management believes the Company’s existing cash as of September 30, 2009 will be sufficient to cover its operating and other cash demands only until the end of December 2009, if it does not successfully complete additional fund raising activities.

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

OccuLogix, Inc.

Recent Accounting Pronouncements

On June 3, 2009, the FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification is effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. The Codification does not change or alter existing GAAP and there was no impact on our consolidated financial position or results of operations.

The FASB issued authoritative guidance on subsequent events on May 28, 2009, which we adopted on a prospective basis beginning April 1, 2009. The guidance is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application did not have an impact on our consolidated financial position, results of operations or cash flows. We evaluated all events or transactions that occurred through November 13, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

In December 2007, the FASB issued authoritative guidance, which changes the accounting and reporting of ownership interests in subsidiaries held by parties other than the parent, and the allocation of net income attributable to the parent and the non-controlling interest.  The new guidance also establishes disclosure requirements to separately identify the interests of the parent and the interests of the non-controlling owners.  This new guidance became effective for all fiscal years beginning after December 15, 2008. The Company adopted the provisions of the new guidance in the first quarter of 2009. The adoption of the guidance changed the presentation format of the Company’s consolidated statements of earnings and consolidated balance sheets, but did not have an impact on net earnings or equity attributable to the Company’s shareholders.

3.	INVENTORY

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions. The net balance of $195,613 as at September 30, 2009 represents production materials held for the TearLab™ activities. At September 30, 2009 and December 31, 2008, the Company had set up provisions for excess inventory of $124,402 and $68,062, respectively.

As a result of the Company's financial position at November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for AMD.  That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company's portfolio and in particular the fact that if the Company was unable to raise additional capital, it would not have had sufficient cash to support its operations beyond early 2008.  Accordingly, the Company wrote down the value of its treatment sets and Octo Nova pumps, the components of the RHEO™ System, to zero as at December 31, 2007 since the Company did not expect to be able to sell or utilize these treatment sets and Octo Nova pumps prior to their expiration dates, in the case of the treatment sets, or before the technologies become outdated.  In the nine months ended September 30, 2008, the Company sold 123 treatment sets.  The sale of these treatment sets generated revenues of $18,500. Additionally the Company sold 115 Octo Nova Pumps, resulting in revenues of $139,800.  All RHEO™ System inventory was sold or disposed of during 2008.

4.	FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2009	December 31, 2008
Furniture and office equipment	$24,812	$24,539
Computer equipment and software	145,134	254,846
Medical equipment	330,219	315,779
	500,165	595,164
Less accumulated depreciation	344,119	411,780
	$156,046	$183,384

OccuLogix, Inc.

Depreciation expense was $54,700 and $42,296 during the nine months ended September 30, 2009 and 2008, respectively.

5.	PATENTS AND TRADEMARKS

Patents and trademarks consist of the following:

	September 30, 2009	December 31, 2008
Patents	$260,340	$373,361
Trademarks	32,152	136,767
	292,492	510,128
Less accumulated amortization	45,523	240,730
	$246,969	$269,398

Amortization expense was $22,429 and $16,174 during the nine months ended September 30, 2009 and 2008, respectively.

Patents and trademarks are recorded at historical cost and amortized over a period not exceeding 10 years.

6.	INTANGIBLE ASSETS

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

Intangible assets subject to amortization consist of the following:

	As at September 30, 2009
	Cost	Accumulated Amortization
TearLab™ technology	$12,172,054	$3,514,923

	As at December 31, 2008
	Cost	Accumulated Amortization
TearLab™ technology	$12,172,054	$2,604,031

Estimated amortization expense for the intangible assets for the balance of 2009 and each of the next four years and thereafter is as follows:

Amortization of intangible assets
Remainder of 2009	$303,631
2010	1,214,523
2011	1,214,523
2012	1,214,523
2013	1,214,523
Thereafter	3,495,408
$8,657,131

Amortization expense of $910,892 and $903,400 for the nine months ended September 30, 2009 and 2008, respectively are attributable to the TearLab™ technology.

The Company determined that, as of September 30, 2009, there have been no significant events which may affect the carrying value of TearLab, Inc.’s (formerly OcuSense, Inc.) (“TearLab”) TearLab™ technology. However, the Company’s prior history of losses and losses incurred during the current fiscal year reflect a potential indication of impairment, thus requiring management to assess whether the TearLab™ technology was impaired as at September 30, 2009. Based on management’s estimates of forecasted undiscounted cash flows as at September 30, 2009, the Company concluded that there is no indication of an impairment of TearLab's TearLab™ technology. Therefore, no impairment charge was recorded during the three and nine months ended September 30, 2009.

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

On September 30, 2008, the stockholders of the Company approved the pre-payment by the Company of the aggregate outstanding bridge loans in the amount $6,703,500 and accrued interest of $318,478, transacted under the loan agreement, entered into on February 19, 2008, by the Company, the lenders and Marchant Securities Inc. (the "Loan Agreement") pursuant to which the Company agreed to issue to those lendors an aggregate of 3,304,511 shares of the Company's common stock (the "Loan Shares").  The Company received funding under the Loan Agreement of $3,000,000 on February 19, 2008, $300,000 on May 5, 2008 and $3,403,500 on July 28, 2008.  The date of the pre-payment of the outstanding bridge loans was October 6, 2008 at which time the accrued interest was $318,478.  The per share conversion price of the Loan Shares were $2.125 representing a 15% discount to the purchase price paid by the investors of the Securities Purchase Agreement 2008.  As a result of the discount the Company recorded beneficial conversion on bridge loan shares issued of $1,239,163 in accordance with FASB guidelines.

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

On October 6, 2008, as part of the acquisition of the remaining ownership interest in TearLab, Inc., the Company agreed to assume the 673,034 outstanding options that were part of the TearLab, Inc. Stock Option Plan. The assumption of these options was approved by the board of directors and is exerciseable into shares of the Company.

The Company accounts for stock-based compensation under the provisions of FASB guidance which requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  The amount of expense recognized during the period is affected by many complex and subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.

OccuLogix, Inc.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s consolidated statements of operations and changes in stockholders’ equity:

	Nine months ended September 30,
	2009	2008

General and administrative	$242,379	$32,223
Clinical and regulatory	113,689	3,292
Sales and marketing	37,982	(24,201)
Restructuring	—	74,128
Stock-based compensation expense before income taxes	$394,050	$85,442

There were no common stock options that were exercised for the nine months ended September 30, 2009 and 2008, respectively. As such, no income tax benefit was realized from stock option exercises during the nine months ended September 30, 2009 and 2008. In accordance with FASB guidance, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The weighted-average fair value of stock options granted during the nine months ended September 30, 2009 and 2008 was $1.07 and $2.63 respectively.  The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2009	2008
Volatility	102%	107	%.
Expected life of options	5.6 years	6.84 years.
Risk-free interest rate	1.80%	3.26	%.
Dividend yield	0%	0	%.

The Company’s computation of expected volatility for the nine months ended September 30, 2009 and 2008 were based on the Company’s historical stock prices since its initial public offering in December 2004. The expected life of the options represents the period of time that awards granted are expected to be outstanding. The expected term is calculated as the average of the contractual term and the vesting period.  The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

A summary of the option transactions during the nine months ended September 30, 2009 is set forth below:

	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding, December 31, 2008	2,278,483	$4.95	8.41	$522,547
Granted	852,894	1.45	—
Exercised	—	—	—
Forfeited	122,840	5.07	—
Outstanding, September 30, 2009	3,008,537	3.87	8.00	289,640
Vested or expected to vest September 30, 2009	2,143,856	4.62	7.87	289,640
Exercisable, September 30, 2009	2,030,049	$4.28	7.80	$289,640

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value i.e., the difference between the Company’s closing stock price on the last trading day of September 30, 2009 of $1.22 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on September 30, 2009.  As of September 30, 2009, $1,948,722 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.77 years.

OccuLogix, Inc.

(e)	Warrants

On February 6, 2007, pursuant to the Securities Purchase Agreement 2007 between the Company and certain institutional investors, the Company issued warrants to these investors (the “Warrants”).  The Warrants are five-year warrants exercisable immediately into an aggregate of 106,838 shares of the Company's common stock at $46.25 per common share.  On February 6, 2007, the Company also issued the warrants to Cowen and Company, LLC in partial payment of the placement fee payable for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants pursuant to the Securities Purchase Agreement 2007 (the “Cowan Warrant”).  The Cowen Warrant is a five-year warrant exercisable into an aggregate of 3,740 shares of the Company's common stock.  The per share exercise price of the Cowen Warrants is $46.25, and the Cowen Warrants became exercisable on August 6, 2007.

The Company accounts for the Warrants and the Cowen Warrant in accordance with the applicable guidance from FASB which requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  Also based on the applicable guidance from FASB, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity.  Accordingly, the Company has classified the Warrants and the Cowen Warrant as a current liability at September 30, 2009 and December 31, 2008, respectively.

The estimated fair value of the Warrants and the Cowen Warrant as of September 30, 2009 was determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	127%
Remaining term of Warrants	2.33 years
Risk-free interest rate	1.12%
Dividend yield	0%

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the Shares and the Warrants based on their relative fair values. This resulted in an allocation of $2,052,578 to obligations under warrants, which includes the fair value of the Cowen Warrant of $97,222.

In addition, FASB guidance requires the Company to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the Warrants and the Cowen Warrant as at September 30, 2009 and determined the aggregate fair value to be $13,590, a decrease of approximately $44,076 over the measurement of the aggregate fair value of the Warrants and the Cowen Warrant on December 31, 2008.  The change in the fair value of the Warrants for the nine months ended September 30, 2008 was an increase of $68,281.

Accordingly, the Company recognized a gain of $44,076 in its consolidated statement of operations for the nine months ended September 30, 2009 which reflects the decrease in the fair value of the warrants at September 30, 2009 compared to December 31, 2008.

A summary of the Warrants issued during the nine months ended September 30, 2009 and the total number of warrants outstanding as of that date is set forth below:

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2008	110,578	$46.25
Granted	—	—
Forfeited	—	—
Outstanding, September 30, 2009	110,578	$46.25

8.	LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

OccuLogix, Inc.

The following are potentially dilutive securities which have not been used in the calculation of diluted loss per share as they are anti-dilutive:

	Nine months ended September 30,
	2009	2008
Stock options	3,008,537	164,787
Warrants	110,578	110,578
Total	3,119,115	275,365

On February 11, 2009, the Company filed with the Securities and Exchange Commission, or the SEC, a prospectus as part of a registration statement on Form S-3 using a "shelf" registration process.  Under the shelf process, if the registration statement is declared effective by the SEC, we may from time to time offer or sell any combination of common stock, preferred stock, debt securities, depository shares or warrants in one or more offering up to a total dollar value of $30,000,000.  The registration statement was declared effective by the SEC on July 20, 2009.

9.	RELATED PARTY TRANSACTIONS

The following are the Company’s related party transactions:

TLC Vision

TLC Vision Corporation held a 7.61% and 7.68% ownership interest in the Company, on an issued and outstanding basis, on September 30, 2009 and December 31, 2008, respectively. TLC provided computer and administrative support to the Company in the nine months ended September 30, 2009 and 2008, respectively, for which the Company recorded expense of $18,270 and $81,767, respectively.

The Company reported amounts due to TLC Vision Corporation as amounts Due to Shareholders of $38,422 and $23,152 for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively. The balance due from TLC Vision is related to computer and administrative support provided by TLC Vision. All amounts have been expensed during the nine months ended September 30, 2009 and 2008 and included in general and administrative expenses.

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

On January 25, 2007, the Company entered into a consulting agreement with Dr. Michael Lemp, a former member of the board of OcuSense, Inc., for the purpose of procuring consulting services as TearLab's Chief Medical Officer.  Dr. Lemp is entitled to $100,000 per annum to be paid at the end of each month and a $99 monthly expense reimbursement stipend.  Dr. Lemp agreed to a 30% reduction in fees, effective June 1, 2009 to assist the Company’s efforts to reduce its cash requirements.  Dr. Lemp will be available to OcuSense on an average of 20 hours a week or 1,000 hours per year for which the Company recorded an expense of $64,169 and $77,671 for the nine months ended September 30, 2009 and 2008, respectively.  There were $5,616 and zero $ balances due at September 30, 2009 and September 30, 2008 respectively.

10.	INCOME TAXES

The Company records tax benefits related to tax losses as deferred income tax assets to offset deferred income tax liabilities arising from its intangible assets.

The Company reported a recovery of income taxes of $1,967,583 for the nine months ended September 30, 2009 of which $1,551,055 represented deferred tax assets reported for losses incurred in the nine months ended September 30, 2009 and $416,528 represented amortization of deferred tax liabilities in the nine months ended September 30, 2009.

OccuLogix, Inc.

The Company reported an income tax expense of $430,465 for the nine months ended September 30, 2008 of which $791,825 represented a net reversal of income tax benefits previously reported, offset by $361,360 which represented amortization of deferred tax liabilities in the nine months ended September 30, 2008.

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

On January 1, 2007, the Company adopted the provisions of the FASB’s authoritative guidance for uncertain tax positions.  The Company accounts for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.  If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold.  The standard also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosure.

As a result of the implementation of the provisions of authoritative guidance, the Company recognized a reduction to the January 1, 2007 deferred tax liability balance in the amount of $4.6 million with a corresponding reduction to accumulated deficit.

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

11.	PREPAID EXPENSES

	September 30, 2009	December 31, 2008
Prepaid insurance	$81,892	$236,369
Prepaid financing costs	93,543	—
Prepaid regulatory fees	10,300	6,424
Deferred royalty costs	43,500	43,500
Other fees and services	64,330	29,765
	$293,565	$316,058

OccuLogix, Inc.

12.	ACCRUED LIABILITIES

	September 30, 2009	December 31, 2008
Due to professionals	$314,714	$274,206
Due to clinical trial sites	145,188	120,247
Due to clinical trial specialists	67,734	104,133
Product development costs	27,633	96,359
Legal settlement payment	—	125,000
Corporate compliance	66,305	102,907
Obligation to repay advances received	68,410	127,301
Severance liability	38,500	—
Vacation pay entitlements	73,096	53,361
Goods received but not invoiced	13,452	58,530
Miscellaneous	73,511	139,749
	$888,543	$1,201,793

13.	SHORT-TERM LIABILITIES AND ACCRUED INTEREST

 On July 15, 2009, the Company announced that it had entered into and closed an agreement with certain investors whereby the investors agreed to provide financing (the “Financing”) to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.55 million.  On August 31, 2009, an additional $200,000 of financing was received by the Company to bring the aggregate total funding received to $1.75 million. The convertible secured notes (the “Notes”) evidencing the Financing, mature on the second anniversary of their issuance (“the Maturity Date”), bear interest at a rate of 12% per annum and are convertible into shares of the Company’s common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to the Maturity Date.  The conversion price of the Notes (the “Discount Price”) is $1.3186 determined on August 31, 2009 and represents 80% of the volume weighted average price on the NASDAQ stock market for the ten trading days prior to August 31, 2009.  Any such conversion is limited to prevent the number of shares issued upon conversion of the Notes from exceeding 19.9% of the outstanding common stock of the Company, measured prior to the date of the Financing.  The Notes are secured by substantially all of the assets of the Company and the financing is subject to customary conditions to closing.

 In connection with the Financing, the Company will issue warrants with a life of five years to purchase shares of common stock equal in value to ten percent of the aggregate principal amount of the notes (the “Warrants”).  The exercise price of the Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The warrants will not be issued until the convertible secured notes are converted to common shares of the Company. The Company has recorded $162,621 representing the fair value of the warrants in additional paid-in capital which has been calculated using the Black-Scholes value model. The value of the warrant is being accreted over the two year term of the convertible secured debt and in the three and nine month periods ending September 30, 2009, an accreted amount of $23,550 is included in other income (expense).

As the conversion price of the convertible secured debt, reflects a price discounted from the fair market value of the Company’s common stock, there is a deemed beneficial conversion feature associated with the Financing. The Company has recorded $727,582 representing the value of the beneficial conversion feature in additional paid-in capital which has been determined by calculating the fair value of shares that could be acquired as the difference between the discounted conversion price and the fair value on the date of funding. The value of the beneficial conversion is being accreted over the two year term of the convertible secured debt and in the three and nine month periods ending September 30, 2009, an accreted amount of $106,879 is included in other income (expense).

The Company incurred $67,008 in expenses related to the Financing which was allocated to deferred finance charges ($32,923) and cost of equity ($34,085) in proportion to the allocation of the Financing amount between equity and liabilities.  The value of the deferred financing is being accreted over the two year term of the convertible secured debt and in the three and nine month periods ending September 30, 2009, an accreted expense amount of $4,816 is included in other income (expense).

OccuLogix, Inc.

Richard Lindstrom, M.D. and Tom Davidson, both of whom are directors of the Company, invested $100,000 each in the Financing.  Greybrook Corporation, an entity controlled by Elias Vamvakas, Chairman and Interim CEO of the Company, or members of his family, invested $310,000 in the Financing.  NASDAQ Listing Rule 5635(c) states that any sale of discounted stock to employees, officers or directors constitutes “equity compensation,” and therefore requires stockholder consent prior to issuance.  In connection with the investment, the Company has entered into letter agreements with Dr. Lindstrom and Messrs. Vamvakas and Davidson pursuant to which they each agreed not to convert their Note into shares of common stock of the Company unless and until the stockholders have approved such conversion in accordance with NASDAQ rules.

Prior to closing the Financing, the Company entered into agreements with all salaried members of the management team where they agreed to reductions of up to one-third in their salaries.  These salary reductions are part of a number of cost cutting measures put in place by the management team.

As both the conversion price of the convertible secured notes and the exercise price of the warrants were known at August 31, 2009, it was possible to determine the value of the short-term liability as $859,874 representing the funding received of $1.75 million reduced by the value of the warrants and the beneficial conversion feature. The amount of warrants and beneficial conversion feature accreted since the closing of the offering are added to the value of the short-term liabilities.

Accrued interest of $40,752 has been reported in the three and nine months ended September 30, 2009 and is included in short-term liabilities.

14.	NON-CONTROLLING INTEREST

The adoption of the FASB’s authoritative guidance for non-controlling interests requires the reclassification of amounts previously attributable to minority interest (now referred to as non-controlling interest) to a separate component of Shareholders’ Equity. Additionally, net income attributable to non-controlling interests is shown separately from net income in the consolidated statements of income. This reclassification had no effect on our previously reported financial position or results of operations.

On October 6, 2008, the Company purchased that portion of the non-controlling shareholders ownership interest in TearLab, Inc. that it did not previously own. The following table reconciles equity attributable to non-controlling interest,

	Nine months ended September 30
	2009	2008
Non-controlling interest at the beginning of period	$—	$4,953,960
Non-controlling share of loss from operations in the period	—	(1,964,540)
Fair value of stock-based compensation	—	135,538
Investment to acquire minority interest	—	—
Non-controlling interest at the end of period	$—	$3,124,958

15.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Nine months ended September 30,
	2009	2008
Accounts receivable, net	$240,749	$345,606
Inventory	(47,412)	—
Prepaid expenses	22,493	271,908
Other current assets	(15,537)	(260,742)
Accounts payable	(66,012)	(758,156)
Accrued liabilities	(203,250)	588,674
Deferred revenue	(68,060)	97,444
Due to stockholders	15,276	(17,297)
Short term liabilities	40,752	305,255
	$(81,001)	$572,692

OccuLogix, Inc.

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Nine months ended September 30,
	2009	2008
Non-cash investing activities
Accrued fixed assets additions	$(15,840)	$—

Additional cash flow information
Cash paid for taxes	—	—
Interest paid	$—	$—

16.	FINANCIAL INSTRUMENTS

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

During the first nine months of fiscal 2009, the Company derived 100% of its revenue from the sale of the new TearLab product.  17% of this revenue from the TearLab product was from a single distributor and two distributors represented an additional 12% and 11% of the revenue, respectively from the TearLab product.  The Company has recognized the risk and is engaging additional distributors in Europe, Asia, Canada and South America to broaden its customer base and reduce exposure. Currently, there is only one supplier for each of the reader and pen components of the TearLab Osmolarity System and the test cards.  The Company recognizes the risk of having single source suppliers and it is identifying potential solutions to mitigate this exposure.

17.	FAIR VALUE MEASUREMENTS

The Company accounts for the methods of measuring fair value in accordance with the provisions of the FASB’s authoritative guidance on fair value measurement. As defined in the guidance, fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

At September 30, 2009, the Company has a liability for convertible secured notes which arose on the current quarter and is reported at a carrying value of $990,309.  As a result of the proximity of the completion of the convertible secured note offering to the end of the quarter, the Company determined the carrying value to be a reasonable estimate of fair value.

At September 30, 2009, the Company has a liability for warrants to purchase 110,578 shares of common stock at an exercise price of $46.25 that are valued at $13,590 under the level 3 hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Obligations Under Warrants
Beginning balance at January 1, 2009	57,666
Transfer to Level 3	-
Change in fair value included in other (income) / expense	(44,076)
Purchases, issuances and settlements	-
Ending balance at September 30, 2009	13,590

OccuLogix, Inc.

18.	SEGMENTED INFORMATION

The Company had two reportable segments: retina and point-of-care. The retina segment was in the business of commercializing the RHEO™ System which was used to perform the Rheopheresis™ procedure, a procedure that selectively removes molecules from plasma, which is designed to treat Dry AMD. On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD. That decision was made following a comprehensive review of the respective costs and development timelines associated with the products in the Company’s portfolio.  In the period subsequent to that decision, the Company has incurred costs to wind up RHEO™ System related outstanding clinical trials. As a result of the suspension of RHEO-AMD activities and the sale of the Company’s investment in SOLX, the Company’s primary business segment is the TearLab™ business.

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

The Company’s business units are as follows:

	Three months ended September 30, 2009
	Retina	Point-of-care	Total
Revenue	$—	$263,221	$263,221
Expenses:
Cost of goods sold	—	138,831	138,831
Operating	484	886,803	887,287
Depreciation and amortization	—	328,957	328,957
Loss from continuing operations	(484)	(1,091,370)	(1,091,854)
Interest income	—	8	8
Interest expense	—	(40,752)	(40,752)
Changes in fair value of warrant obligation	—	12,639	12,639
Amortization of deferred financing charges	—	(135,245)	(135,245)
Other income (expense), net	—	(17,820)	(17,820)
Recovery of income taxes	—	618.371	618,371
Net loss attributable to OccuLogix, Inc.	$(484)	$(654,169)	$(654,653)
Total assets	$11,822	$10,662,521	$10,647,343

	Nine months ended September 30, 2009
	Retina	Point-of-care	Total
Revenue	$—	$603,328	$603,328
Expenses:
Cost of goods sold	—	388,648	388,648
Operating	(1,709)	3,752,308	3,750,599
Depreciation and amortization	—	988,021	988,021
Loss from continuing operations	1,709	(4,525,649)	(4,523,940)
Interest income	—	2,277	2,277
Interest expense	—	(40,752)	(40,752)
Changes in fair value of warrant obligation	—	44,076	44,076
Amortization of deferred financing charges	—	(135,245)	(135,245)
Other income (expense), net	—	7,749	7,749
Recovery of income taxes	—	1,967,583	1,967,583
Net loss attributable OccuLogix, Inc.	$1,709	$(2,679,961)	$(2,678,252)
Total assets	$11,822	$10,662,521	$10,647,343

OccuLogix, Inc.

	Three months ended September 30, 2008
	Retina	Point-of-care	Total
Revenue	$23,900	$—	$23,900
Expenses:
Cost of goods sold	1,945	—	1,945
Operating	191,226	1,311,935	1,503,161
Restructuring Charges	74,128	—	74,128
Depreciation and amortization	776	334,400	335,176
Loss from continuing operations	(244,175)	(1,646,335)	(1,890,510)
Interest income	16,200	1,746	17,946
Interest expense	(169,540)	—	(169,540)
Amortization of finance costs	(48,000)	—	(48,000)
Changes in fair value of warrant obligation	(68,281)	—	(68,281)
Other income (expense), net	93,999	37,656	131,655
Recovery of income taxes	—	(1,649,632)	(1,649,632)
Net loss for the period	(419,797)	(3,256,565)	(3,676,362)
Net loss attributable to non-controlling interest, net of tax	—	1,393,410	1,393,410
Net loss attributable OccuLogix, Inc.	$(419,797)	$(1,863,155)	$(2,282,952)
Total assets	$1,915,285	$1,529,513	$3,444,798

	Nine months ended September 30, 2008
	Retina	Point-of-care	Total
Revenue	$158,300	$—	$158,300
Expenses:
Cost of goods sold	26,501	—	26,501
Operating	2,242,124	3,745,071	5,988,145
Restructuring Charges	1,029,646	—	1,029,646
Depreciation and amortization	16,209	946,611	961,870
Loss from continuing operations	(3,156,180)	(4,691,682)	(7,847,862)
Interest income	63,782	4,713	68,495
Interest expense	(305,256)	—	(305,256)
Amortization of finance costs	(180,000)	—	(180,000)
Changes in fair value of warrant obligation	(68,281)	—	(68,281)
Impairment of investments	(450,072)	—	(450,072)
Other income (expense), net	114,163	37,730	151,893
Recovery of income taxes	—	(430,465)	(430,465)
Net loss for the period	(3,981,844)	(5,079,704)	(9,061,548)
Net loss attributable to non-controlling interest, net of tax	—	1,964,540	1,964,540
Net loss attributable OccuLogix, Inc.	$(3,981,844)	$(3,115,164)	$(7,097,008)
Total assets	$1,915,285	$1,529,513	$3,444,798

OccuLogix, Inc.

19.	COMPREHENSIVE LOSS

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments and unrealized gains (losses) on available for sale investments. For the three and nine months ended September 30, 2009 and 2008, Comprehensive loss and Net loss are the same.

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

In the fourth quarter of 2008, we began to generate revenue from the sales of the TearLab point-of-care testing platform in Europe. In October 2008, our testing platform received CE mark approval which allowed us to begin sales efforts in the European Union and other countries recognizing the CE mark.  We subsequently entered into exclusive distribution agreements with distributors in over 17 countries globally.

We received 510(k) clearance of the TearLab™ Osmolarity System from the United States Food and Drug Administration, or FDA.  The 510(k) allows us to market our TearLab Osmolarity System to those reference and physician operated laboratories with certifications under the regulations of the Clinical Laboratory Improvement Amendments, or CLIA, allowing them to perform moderate and high complexity tests.  Considering that most of our target customers are eye care practitioners without such certifications, we intend to seek a CLIA waiver from the FDA for the TearLab Osmolarity System.  We anticipate receiving the CLIA waiver during the first half of 2010.  A CLIA waiver would greatly reduce the regulatory compliance for our future customers and permit them to perform the TearLab Osmolarity test in their offices.  If we receive a CLIA waiver, we will be able to market our product to the approximately 50,000 eye care practitioners that do not currently operate with moderate and high complexity CLIA certifications.

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

Management believes that the ability to generate increasing sales will require both obtaining the previously discussed 510(k) clearance and CLIA waiver approvals from the FDA as well as the implementing a successful awareness campaign. While we obtained the 510(k) clearance from the FDA earlier this year we are still pursuing the CLIA waiver approval and until both have been achieved, sales growth is expected to be modest.

Our success is highly dependent on our ability to increase sales of our testing platform in European and other countries recognizing the CE mark and the 510(k) clearance from the FDA and on obtaining receipt of both the 510(k) clearance and a CLIA waiver which will enable us to begin full commercialization efforts in the United States.  Meeting either of these objectives requires that we raise additional capital to fund our operations.  Including the financing received in July and August 2009, we have sufficient cash to fund our operations at current levels through approximately the end of December 2009.  We are actively evaluating and pursuing various financing possibilities at this time.

OccuLogix, Inc.

Recent Developments

On January 16, 2009, we announced that we would begin to conduct business as TearLab Corporation.  We also changed our ticker symbols on the NASDAQ and Toronto Stock Exchange to TEAR and TLB, respectively.  We anticipate that the official name change will be effective some time after stockholder approval is received.

On February 11, 2009, we filed with the Securities and Exchange Commission, or the SEC, a prospectus as part of a registration statement on Form S-3 using a "shelf" registration process.  Under the shelf process, once the registration statement was declared effective by the SEC, we may from time to time offer or sell any combination of common stock, preferred stock, debt securities, depository shares or warrants in one or more offerings up to a total dollar value of $30,000,000.  The registration statement was declared effective by the SEC on July 20, 2009.

On July 15, 2009, the Company announced that it had entered into and closed an agreement with certain investors whereby the investors agreed to provide financing (the “Financing”) to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.55 million.  On August 31, 2009, an additional $200,000 of financing was received by the Company to bring the total funding received to $1.75 million. The convertible secured notes (the “Notes”) evidencing the Financing, mature on the second anniversary of their issuance (“the Maturity Date”), bear interest at a rate of 12% per annum and are convertible into shares of the Company’s common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to the Maturity Date.  The conversion price of the Notes (the “Discount Price”) is $1.3186 determined on August 31, 2009 and represents 80% of the volume weighted average price on the NASDAQ stock market for the ten trading days prior to August 31, 2009.  Any such conversion is limited to prevent the number of shares issued upon conversion of the Notes from exceeding 19.9% of the outstanding common stock of the Company, measured prior to the date of the Financing.  The Notes are secured by substantially all of the assets of the Company and the financing is subject to customary conditions to closing.

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended September 30, (in thousands)				Nine Months Ended September 30, (in thousands)
	2009	2008	Change		2009	2008	Change
	$	$	$		$	$	$

TearLab revenue	263	—	263		603	—	603
Retina revenue	—	24	(24)		—	158	(158)

TearLab – cost of sales	139	—	139		389	—	389
Retina cost of sales	—	2	(2)		—	27	(27)

TearLab gross margin (loss)	124	—	124		214	—	214
Percentage of TearLab revenue	47%	—	N/M	*	35%	—	N/M *

Retina gross margin (loss)	—	22	22		—	131	(131)
Percentage of retina revenue	—	92%	N/M	*	—	83%	N/M *

*N/M – Not meaningful

OccuLogix, Inc.

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

In October 2008, the TearLab Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark.  In connection with the CE mark clearance, we have entered into multi-year agreements with distributors for exclusive distribution of TearLab Osmolarity System in over 17 countries including the United Kingdom, the Republic of Ireland, Germany, Spain, Switzerland, France, Turkey, Benelux, Russia, Ukraine, Korea, Australia, Austria, Hungary, Greece, Canada and Italy.  We intend to expand our distribution network to include additional European, Asian and Latin American countries in the future.  The Company is supporting these distributors in local clinical trials and in providing them with the required guidance to understand the relationship between DED and osmolarity and how to manage their patients with objective diagnostic data. We recognized our first revenue from the sales of TearLab in October 2008 and recognized a total of $300,000 of revenue during the year ended December 31, 2008. In May 2009, the Company received 510(k) approval from the FDA which allows us to market our TearLab Osmolarity System to those reference and physician operated laboratories with certifications under the regulations of CLIA, allowing them to perform moderate and high complexity tests. The Company completed the required updating of its labeling to reflect the 510(k) approval and began selling in the United States in the third quarter of 2009.  The Company recognized revenue of $603,328 and $0 in the nine months ended September 30, 2009 and 2008, respectively.

Retina Revenue

The key components of the RHEO™ System consist of (1) a Rheofilter filter, a Plasmaflo filter and tubing which, together, comprise a disposable treatment set and (2) an Octo Nova pump.

The Company owned consignment inventory of 400 disposable treatment sets held by Macumed AG, a company based in Switzerland. During the nine months ended September 30, 2008, Macumed consumed a total of 123 treatment sets, at a negotiated price of $150 per treatment set, resulting in revenue of $18,500.  Also during the nine months ended September 30, 2008, Diamed Medizintechnik GmbH, or Diamed purchased 115 Octo Nova Pumps at $1,200 per pump, resulting in $139,800 in revenue.

There was no revenue from retina sales in the nine months ended September 30, 2009 as all RHEO System inventory had been sold or disposed of in 2008.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management. Also included in TearLab cost of sales for the nine month period ended September 30, 2009 were costs for excess inventory of $56,340.

Retina Cost of Sales

Cost of sales includes costs of goods sold and royalty costs. Our cost of goods sold for the nine months ended September 30, 2008 includes royalty fees of $25,000, and shipping and handling costs of $1,500.  In 2007, all RHEO System inventory was written down to nil as a result of the decision to suspend all RHEO™ System-related activities.  Accordingly, there was no additional cost of sales recorded in the nine months ended September 30, 2008.

TearLab Gross Margin

During the nine months ended September 30, 2009, gross margin was $214,000 or 35% of revenue; largely impacted by the provision recorded for excess inventory of $56,340. There was no gross margin from TearLab sales in the nine months ended September 30, 2008 as the TearLab Osmolarity System did not receive CE mark approval until October 2008.

Retina Gross Margin

OccuLogix, Inc.

During the nine months ended September 30, 2008, gross margin was $131,000 or 83% of revenue, reflecting nil-value inventory items sold and royalty and shipping fees of $25,000 and $1,500 respectively.

There was no gross margin from retina sales in the nine months ended September 30, 2009 as all RHEO System inventory had been sold or disposed of in 2008.

Operating Expenses

	Three months ended September 30 (in thousands)			Nine months ended September 30 (in thousands)
	2009	2008	Change	2009	2008	Change
	$	$	$	$	$	$
Amortization of intangible assets	304	317	(13)	911	903	8
General and administrative	566	630	(64)	2,460	2,914	(454)
Clinical and regulatory	229	672	(443)	868	2,503	(1,635)
Sales and marketing	117	219	(102)	500	629	(129)
Restructuring charges	—	74	(74)	—	1,030	(1,030)
Operating expense	1,216	1,912	(696)	4,739	7,979	(3,240)

Amortization of Intangible Assets

Amortization of intangible assets decreased by $13,000 or 4% during the three months ended September 30, 2009, as compared with the corresponding fiscal period in fiscal 2008 and amortization of intangible assets increased by $8,000 or 1% during the nine months ended September 30, 2009, as compared with the corresponding fiscal period in fiscal 2008. Variances in the amortization amounts arose from adjustments to Section 382 losses benefitted and capitalized from January through October of 2008.

General and Administrative Expenses

General and administrative expenses decreased by $64,000 or 10% during the three months ended September 30, 2009, as compared with the corresponding period in fiscal 2008, primarily due to a $118,000 reduction in audit, tax, and Sarbanes-Oxley compliance costs.  In addition, executive costs and Board of Directors fees have been reduced by $150,000.  Finally legal and administration costs have been reduced by $93,000 as a result of management headcount reductions and reduced occupancy costs.

These decreases were offset by a $263,000 increase in public company costs as a result of an adjustment to accruals in 2008, and a $40,000 increase in employee-related costs which reflects an increase in administrative headcount as our operations have substantially shifted to San Diego, CA.

General and administrative expenses decreased by $454,000 or 16% during the nine months ended September 30, 2009, as compared with the corresponding period in fiscal 2008, due in part to a $411,000 reduction in audit, tax, compliance and franchise tax costs.  Legal department costs decreased by $280,000 reflecting reduced department headcount and settlement costs incurred 2008.  Executive and administrative costs were reduced by $171,000 and $98,000 respectively due to reduced management headcount and consolidation of operations.

These decreases were offset by a $310,000 increase in manufacturing and operations department costs as our operations have substantially shifted to San Diego, CA and increased investor relations expenses of $210,000 as a result of an adjustment to accruals in 2008.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical and regulatory expenses decreased by $443,000 or 66% during the three months ended September 30, 2009, as compared with the corresponding prior year period.  Research and development expenditures specific to TearLab product for the three months ended September 30, 2009 and 2008 were $87,000 and $580,000 respectively.  The decrease of $493,000 reflects the maturing stage of TearLab technological development in that the development of the TearLab Osmolarity System ended at the end of September 2008 and moved to a production or commercial focus.  This decrease was offset by a $15,000 increase in labor expense in the current year for on-going engineering support.

OccuLogix, Inc.

An additional decrease of $25,000 relates to the indefinite suspension of our RHEO™ System clinical development program. This is offset by a $60,000 increase in clinical trial expenses related to FDA 510K and CLIA certification. These achievements allowed the Company to move forward with clinical trials and attain the CE Mark in Europe and 510(k) approval from the FDA in the US, in advance of commercialization but resulted in a reduced need for development activities.

For the nine months ended September 30, 2009 total clinical and regulatory expenses decreased by $1,635,000 or 65%, as compared with the corresponding prior year period.  Research and development expenditures specific to the TearLab product for the nine months ended September 30, 2009 and 2008 were $277,000 and $1,997,000, respectively. The decrease of $1,720,000 reflects the maturing stage of TearLab technological development in that the development of the TearLab Osmolarity System ended at the end of September 2008 and moved to a production or commercial focus.  This decrease was offset by a $121,000 increase in labor expense in the current year for on-going engineering support.

An additional decrease of $107,000 relates to the indefinite suspension of our RHEO™ System clinical development program.  This is offset by a $71,000 increase in clinical trial expenses related to FDA 510K and CLIA certification. These achievements allowed the Company to move forward with clinical trials and attain the CE Mark in Europe and 510(k) approval from the FDA in the US, in advance of commercialization but resulted in a reduced need for development activities.

Sales and Marketing Expense

Sales and marketing expenses decreased by $102,000 or 47% during the three months ended September 30, 2009, as compared with the prior period in fiscal 2008. The decrease in TearLab marketing costs primarily reflects a $176,000 reduction in advertising and trade show costs in the current year, offset by a $74,000 increase in stock compensation expense after a one-time adjustment in 2008.  These cost reductions have been achieved as the Company has used fewer financial resources following the launch of the TearLab product in Europe, Asia and the U.S.A.

Sales and marketing expenses decreased by $129,000 or 21% during the nine months ended September 30, 2009, as compared with the prior period in fiscal 2008. The decrease in TearLab marketing costs primarily reflects a reduction in advertising and trade show costs.  These costs reductions have been achieved as the Company has used fewer financial resources following the launch of the TearLab product in Europe, Asia and the U.S.A.

The cornerstone of our sales and marketing strategy to date has been to increase awareness of our products among eye care professionals and, in particular, the key opinion leaders in the eye care professions. We assist key opinion leaders in performing clinical trials to generate increased data to provide an increased understanding in the use of the TearLab Osmolarity System for diagnostic, treatment and monitoring of patients.  Presently we are primarily focused on commercialization in Europe and developing plans to do the same in North America when we receive the CLIA waiver. We will continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab™ Osmolarity System among eye care professionals.

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

The Company incurred restructuring expenses of $74,128 and $1,029,646 in the three and nine months ended September 30, 2008, respectively. There were no similar costs incurred in 2009.

Other Income (Expense)

OccuLogix, Inc.

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2009	2008	Change	2009	2008	Change
	$	$	$	$	$	$

Interest income	―	18	(18)	2	68	(66)
Changes in fair value of warrant obligation	13	―	13	44	(68)	112
Interest expense	(41)	(170)	129	(41)	(305)	264
Amortization of finance costs	(135)	(48)	(87)	(135)	(180)	45
Impairment of investments	―	(68)	68	―	(450)	450
Other	(18)	132	(150)	8	152	(144)
	(181)	(136)	(45)	(122)	(783)	661

Interest Income

Interest income consists of interest income earned in the current period and the corresponding prior period as a result of the Company’s cash and short-term investment position following the raising of capital and debt.  The decrease in interest income in the three and nine month periods ended September 30, 2009 and 2008 is indicative of the Company’s liquidation of its short-term investment positions.

Changes in Fair Value of Obligation under Warrants and Warrant Expense

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued five-year warrants exercisable into an aggregate of 106,838 shares of the Company’s common stock to these investors. On February 6, 2007, the Company also issued a five-year warrant exercisable into an aggregate of 3,740 shares of the Company’s common stock to Cowen and Company, LLC in part payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the Company’s shares of common stock and warrants. The per share exercise price of the warrants is $46.25, subject to adjustment, and the warrants became exercisable on August 6, 2007. All of the terms and conditions of the warrants issued to Cowen and Company, LLC (other than the number of shares of the Company's common stock into which the warrant is exercisable) are identical to those of the warrants issued to the institutional investors. The Company accounts for the warrants in accordance with the applicable FASB provisions. Based on these applicable provisions, the Company determined that the warrants issued during the nine months ended September 30, 2007 do not meet the criteria for classification as equity. Accordingly, the Company has classified the warrants as a current liability. The estimated fair value was determined using the Black-Scholes option-pricing model. In addition, applicable FASB guidance requires the Company to record the outstanding warrants at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the warrants as of September 30, 2009 and determined the aggregate fair value to be $13,590, a decrease of $44,076 from the nominal value calculated as at December 31, 2008.

Interest Expense

On July 15, 2009, the Company announced that it had entered into and closed an agreement with certain investors whereby the investors agreed to provide financing (the “Financing”) to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.55 million.  On August 31, 2009, an additional $200,000 of financing was received by the Company to bring the total funding received to $1.75 million. The convertible secured notes (the “Notes”) evidencing the Financing, mature on the second anniversary of their issuance (“the Maturity Date”), bear interest at a rate of 12% per annum and are convertible into shares of the Company’s common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to the Maturity Date.  Accrued interest of $40,752 has been reported in the three and nine months ended September 30, 2009 and is included in short-term liabilities.

On February 19, 2008, the Company announced that it had secured bridge loans in an aggregate principal amount of $3,000,000 (less transaction costs paid of approximately $180,000) from a number of private parties. The loan which was converted into equity in October 2008, earned interest at a rate of 12% per annum and has a 180-day term initially, which subsequently was extended to 270 days. The Company had pledged its shares of the capital stock of OcuSense as collateral for these bridge loans. Interest expense due to lenders for the three and nine months ended September 30, 2008 was $169,540 and $305,256, respectively.

OccuLogix, Inc.

Amortization of Deferred Finance Charges, Warrants and Beneficial Conversion values

As a result of the Financing that the Company entered into and which resulted in the purchase of $1.75 million in convertible secured notes by the investors, investors were in a position to convert the notes at a conversion price of $1.3186 per share at a time when the common shares of the Company were trading at $1.75 (July 15th) and $1.70 (August 31st) providing them with a beneficial conversion feature. The Company has valued this feature as $727,528 and the accretion of this amount as an expense over the two year life of the convertible secured notes in the three and nine months ended September 30, 2009 was $106,879 and $106,879, respectively. No similar expense was reported in the three and nine months ended September 30, 2008.

Investors in the Financing will receive warrants at an exercise price of $1.60 upon conversion of the convertible secured notes. The Company has valued these warrants using the Black-Scholes value model at a value of $162,621. The accretion of this amount as an expense over the two year life of the convertible secured notes in the three and nine months ended September 30, 2009 was $23,550 and $23,550, respectively. No similar expense was reported in the three and nine months ended September 30, 2008.

Issuance costs of the Financing totaled $67,008 and have been allocated to cost of equity and to deferred finance charges. The amortization of the deferred finance charges as an expense over the two year life of the convertible secured notes in the three and nine months ended September 30, 2009 was $4,816 and $4,816, respectively.

Finance costs for the three and nine months ended September 30, 2008 reflect amortization of a $180,000 fee paid to Marchant Securities Inc., or Marchant, a related party, for introducing the Company to the bridge loan lenders who participated in the February 19, 2008 bridge financing.  The finance costs were amortized over the initial 180 day term of the bridge financing and resulted in an expense of $48,000 and $180,000 for the three and nine months ended September 30, 2008, respectively.

Impairment of Investments

As of September 30, 2009 and December 31, 2008, the Company had fully liquidated its prior investments in the aggregate principal amount of $1,900,000 consisting of investments in four separate asset-backed auction rate securities, or ARS. As a result of liquidity issues experienced in the global credit and capital markets, the Company’s ARS experienced multiple failed auctions. During 2008, prior to liquidating the ARS, the Company continued to earn and receive interest on these investments at the maximum contractual rate, but the estimated fair value of these ARS was no longer believed to approximate par value.

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

Impairment costs of $68,281 and $450,072 for the three and nine months ended September 30, 2008 were reported as an expense.  As the ARS were liquidated in late 2008, no similar expense was incurred in the three and nine months ended September 30, 2009.

Other

Other income for the nine months ended September 30, 2008 was $152,000 including a foreign exchange gain of $107,000 and a gain of $48,000 reflecting prior RHEO system royalty commitments which were not paid.

Other income for the nine months ended September 30, 2009 was $8,000 including a foreign exchange gain of $4,000, and a gain of $4,000 on the disposal of fixed assets.

Recovery of Income Taxes

Recovery of income taxes increased by $2,398,000 to $1,968,000 during the nine months ended September 30, 2009, as compared with an income tax expense of $430,000 in the nine months ended September 30, 2008. The recovery of income taxes for the three months ended September 30, 2009 increased by $2,268,000 to $618,000 as compared to an income tax expense of $1,650,000 reported in the three months ended September 30, 2008. As a result of the completion of the reorganization transactions on October 6, 2008, TearLab, Inc.’s tax filings can be consolidated with those of the Company’s. Accordingly, income tax benefits were reported on losses incurred both by OccuLogix and TearLab, Inc. in the three and nine months ended September 30, 2009 while in the three and nine months ended September 30, 2008, the reorganization transactions reflected a change of control for tax purposes making Section 382 provisions of the Income Tax Code applicable and resulted in the reversal of a large portion of tax losses previously benefitted and reported.

To date, the Company has recognized income tax benefits in the aggregate amount of $3.8 million associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States which may be utilized to reduce taxes in future years. The benefits associated with the balance of the net operating losses are subject to a full valuation allowance since it is not more likely than not that these losses can not be utilized in future years. A portion of the Company’s net operating losses may, however, be subject to annual limitations as a result of the Company’s initial public offering and prior changes of control. Accordingly, until a formal analysis of the effect of the changes of control is performed, a portion of the income tax benefits recognized to date may be affected.

OccuLogix, Inc.

Recovery of income taxes for the three and nine months ended September 30, 2009 and 2008, respectively also includes the amortization of the deferred tax liability which was recorded based on the difference between the fair value of intangible assets acquired and their tax bases. The amounts recorded during the nine months ended September 30, 2009 were $417,000, as compared with amortization of $361,000 for the nine months ended September 30, 2008. The amounts recorded for the three months ended September 30, 2009 and September 30, 2008 were $174,000 and 121,000, respectively.

The deferred tax liability recorded upon the acquisition of TearLab, Inc. of $5.2 million represents the difference between the fair value of the intangible assets acquired by the Company upon its acquisition of TearLab, Inc. and their respective tax bases. The deferred tax liability is being amortized over an average period of 10 years, the estimated weighted-average useful life of the intangible assets.

The deferred tax liability recorded upon the closing of the Financing of $0.4 million represents the difference between the value of the funding received from investors in the Financing and the book value recorded after allocating value to the warrants and beneficial conversion feature associated with the Financing. The deferred tax liability is being amortized over an average period of two years, the term of the short-term liabilities if not converted.

Non-controlling Interest

Minority stockholder’s share of net losses from TearLab operations for the three and nine months ended September 30, 2008 was $1,393,000 and $1,965,000, respectively. As a result of the Company’s acquisition of the remaining minority shareholders’ interest in TearLab on October 6, 2008, no similar amount was applicable to the three and nine months ended September 30, 2009.

Liquidity and Capital Resources
(in thousands)

	September 30,	December 31,
	2009	2008	Change

Cash and cash equivalents	$967	$2,565	$(1,598)
Percentage of total assets	9%	19%

Working capital	$(775)	$1,550	$(2,325)

Financial Condition

Management believes that our cash, cash equivalents and short-term will be sufficient to meet our operating activities and other demands until approximately the end of December 2009.

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

•
the cost and results, and the rate of progress, of the clinical trials of the TearLab Osmolarity System that will be required to support TearLab, Inc.'s application to obtain a CLIA waiver approval from the FDA;

•	TearLab, Inc.'s ability to obtain a CLIA waiver approval from the FDA for the TearLab Osmolarity System and the timing of such approval, if any;

OccuLogix, Inc.

•	whether government and third-party payers agree to reimburse the TearLab Osmolarity System;

•	the costs and timing of building the infrastructure to market and sell the TearLab Osmolarity System;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

At the present time, our only product is the TearLab Osmolarity System, and while we have received 510(k) approval from the FDA which allows us to commercialize our product in the United States, we are currently limited to selling to facilities that have moderate and high complexity CLIA certifications.  Obtaining a CLIA waiver approval from the FDA will enable us to market our product to the approximately 50,000 eye care practitioners that do not operate with moderate and high complexity CLIA certifications.  At this time, we do not know when we can expect to begin to generate significant revenues from the TearLab Osmolarity System in the United States.

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

Changes in Cash Flows

	Nine months ended September 30, (in thousands)
	2009	2008	Change

Cash used in operating activities	$(3,257)	$(6,305)	$3,048
Cash used in investing activities	(24)	(346)	322
Cash provided by financing activities	1,683	6,523	(4,840)
Net decrease in cash and cash equivalents period	$(1,598)	$(128)	$(1,470)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the nine months ended September 30, 2009 was $3,257,000.  Net loss during the nine month period was $2,678,000. The non-cash sources which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, the provision for obligation under warrants, stock-based compensation, amortization of prepaid or deferred finance charges, accretion of warrant and beneficial conversion values and accrued interest from the convertible secured note financing in the aggregate total of $1,474,000. Offsetting additional non-cash amounts which comprise a portion of the net loss during that period include deferred tax charges of $1,968,000 and gain on disposal of fixed assets of $4,000.

The net change in non-cash working capital balances related to operations for the six months ended June 30, 2009 and 2008 consists of the following:

Cash provided (used)	Nine months ended September 30, (in thousands)
	2009	2008
	$	$
Amounts receivable, net	241	346
Inventory	(47)	(31)
Prepaid expenses	22	303
Other current assets	(16)	(261)
Accounts payable	(66)	(758)
Accrued liabilities	(203)	589
Deferred revenue	(68)	97
Due to stockholders	15	(17)
Short term liabilities	41	305
	(81)	573

OccuLogix, Inc.

·	Accounts receivable decreased due to receipts of TearLab distributor fees and recovery of amounts due for sales taxes.
·	Inventory increased, reflecting sales of the TearLabTM Osmolarity System at a slower rate than production inventory acquired.
·	Prepaid expenses decreased primarily due to the amortization of prepaid insurance.
·	Other current assets increased due to deferred finance charges associated with the Financing.
·	Accounts payable decreased due primarily to the timing of payment cycles in the monthly accounting process.
·	Accrued liabilities decreased primarily due to the payment of annual audit fees and payment of accrued TearLab related royalty liabilities.
·	Deferred revenue decreased, reflecting the shipment of TearLab products for which customers had paid in advance.
·	Amounts due to stockholders increased, reflecting unpaid amounts related to administrative services provided by TLC Vision Corporation.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $24,000. Cash used in investing activities during the period consists of $28,000 used to acquire fixed assets, net of proceeds of $4,000 on sale of fixed assets.

Net cash used in investing activities for the nine months ended September 30, 2008 was $346,000. Cash used in investing activities during the period consisted of cash in the amount of $51,000 used to acquire fixed assets, cash in the amount of $95,000 used for capitalizable patents and trademark costs and restricted funds at quarter end of $200,000.

Cash Provided by Financing Activities

During the first nine months ended September 30, 2009, the Company issued convertible secured notes in a principal amount of $1,750,000, offset by costs of $67,000. The notes have a two year term. During the first nine months ended September 30, 2008, the Company secured bridge financing in a principal amount of $6,703,500, offset by costs of $180,000. The debt was prepaid in full on October 6, 2008.

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

There were no significant changes during the nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the nine months ended September 30, 2009 included in Item 1.

OccuLogix, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Fluctuations and Exchange Risk

All of our sales are in U.S. dollars, while a portion of our expenses are in Canadian dollars and Australian dollars.  We cannot predict any future trends in the exchange rate of the Canadian dollar or Australian dollar against the U.S. dollar.  Any strengthening of the Canadian dollar or Australian dollar in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in both Canadian dollars and Australian dollars to meet short term operating requirements.  Based on the balances in the Canadian dollar and Australian dollar denominated bank accounts at September 30, 2009, hypothetical increases of $0.01 in the value of the Canadian dollar and the Australian dollar in relation to the U.S. dollar would not have a material impact on the results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in investment grade securities or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the nine months ended September 30, 2009 would reduce interest income by under $10,000 annually.

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

As of the end of the nine-month period ended September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) . Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of that fiscal period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the desired control objectives.

(b)   Changes in Internal Control over Financial Reporting. During the three-month period ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The TearLab™ Osmolarity System is currently our only product.  Our product is currently sold outside of the United States pursuant to CE mark approval and in the United States as a result of having received 510(k) approval from the FDA to market the TearLab™ Osmolarity System to those reference and physician operated laboratories with moderate and high complexity CLIA certifications.  We intend to seek a CLIA waiver, from the U.S. Food and Drug Administration, or the FDA which will allow us to sell to those eye care professionals who do not have Clinical Laboratory Improvement Act, or CLIA certifications to perform moderate and high complexity tests.  Even if the TearLab Osmolarity System receives all regulatory approvals in the United States, it may never be successfully commercialized.  If the TearLab Osmolarity System does not receive all regulatory approvals or is not successfully commercialized, we may not be able to generate revenue, become profitable or continue our operations.  Any failure of the TearLab Osmolarity System to receive regulatory approvals or to be successfully commercialized in the United States would have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

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

We have prepared our consolidated financial statements on the basis that we will continue as a going concern.  However, we have sustained substantial losses for each of the years ended December 31, 2005, 2006, 2007 and 2008.  Our net working capital balance at December 31, 2008 was $1,549,581, which represents a $2,546,443 increase from our working capital deficiency of $996,862 at December 31, 2007.  Our net working capital deficit at September 30, 2009 was $775,428, which represents a $2,325,009 decrease from our working capital at December 31, 2008. As a result of our history of losses and current financial condition, there is substantial doubt about our ability to continue as a going concern.

On October 6, 2008, we completed a private placement of 869,200 shares of our common stock for gross aggregate proceeds of $2,173,000, pre-paid in full our $6,703,500 aggregate principal amount bridge loan plus outstanding accrued interest by issuing to the lenders thereof an aggregate of 3,304,511 shares of our common stock, at a per share price of $2.125, and paid $481,200 of the commission remaining owing for placement agency services by issuing aggregate of 192,480 shares of our common stock.  On August 31, 2009, we completed a convertible secured debt funding for gross proceeds of $1,750,000. As a result of these transactions, and having received the principal of, and the accrued interest on, our asset-backed auction rate securities, we believe that our cash and cash equivalents as well as the proceeds received from the July 15, 2009 and August 31, 2009 convertible secured debt financing will be sufficient to meet our operating activities and other demands only until approximately December 2009.

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

We have incurred losses in each year since our inception.  Our net losses for the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008 were $21.8 million, $162.8 million, $82.2 million, $69.8 million and $9.4 million, respectively.  The losses in 2005, 2006 and 2007 include a charge for impairment of goodwill of $147.5 million, $65.9 million and $14.4 million, respectively.  Our losses in the nine months ended September 30, 2009 were $2.7 million and as of September 30, 2009, we had an accumulated deficit of $370.7 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from our discontinued businesses.  We do not know when or if we will receive CLIA waiver approval from the FDA for the TearLab Osmolarity System or successfully commercialize it in the United States.  As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product candidate to obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of September 30, 2009, our total indebtedness was approximately $2.4 million.  Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of debt presents the following risks:

•
our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•
our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies; and

•
our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements.

If we are at any time unable to generate sufficient cash flow to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing.  There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

We may not be able to raise the capital necessary to fund our operations.

Since inception, we have funded our operations through debt and equity financings, including 2008 common stock and debt bridge financings and 2009 convertible secured debt financings.  We estimate that we have sufficient resources to fund operations through December 2009, and our prospects for obtaining additional financing are uncertain.  Our most recent capital-raising efforts, the convertible secured debt financing consummated in third quarter of 2009, took an amount of time, consumed our resources and required an effort on the part of management that was disproportionately large, relative to the total amount of the capital raise.

Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.  However, unless we succeed in raising additional capital, we anticipate that we will be unable to continue our operations beyond approximately December 2009.  Our financial condition and history of losses have caused our auditors to express doubt as to whether we will be able to continue as a going concern.

We will face challenges in bringing the TearLab Osmolarity System to market in the United States and may not succeed in executing our business plan.

OccuLogix, Inc.

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

OccuLogix, Inc.

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

OccuLogix, Inc.

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

OccuLogix, Inc.

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

OccuLogix, Inc.

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

10.10
Capital Advisory Agreement with Greybrook Capital Inc., dated November 3, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 3, 2009).

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

OccuLogix, Inc.
(Registrant)

Date: November 13, 2009	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer