Form 10-K
period 2009-12-31
OccuLogix, Inc.
filed 2010-03-26
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 000-51030

OccuLogix, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-3434771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11025 Roselle St., Suite 100 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (858) 455-6006

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

COMMON STOCK, $0.001 PAR VALUE	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2009: $13,435,179.  The Registrant has no non-voting common stock.

As of March  22, 2010, there were 14,765,794 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant to be held on June 24, 2010 are incorporated by reference into Part III of this Form 10-K.

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

OCCULOGIX, INC.

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2009

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", “hope”, "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

•	Our future strategy, structure, and business prospects;
•	The planned commercialization of our current product;
•	The size and growth of the potential markets for our product and technology;
•	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
•	Our anticipated expansion of United States and international sales and operations;
•	Our ability to obtain and protect our intellectual property and proprietary rights;
•	Our efforts to obtain CLIA waiver;
•	The anticipated sufficiency of our current office space, and our ability to find additional space as needed; and
•	Use of cash, cash needs and ability to raise capital.

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

See accompanying notes

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

Overview

We are an in-vitro diagnostic company based in San Diego, California.  We are commercializing a proprietary tear testing platform, the TearLab™ Osmolarity System that enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care.  Our first product measures tear film osmolarity for the diagnosis of Dry Eye Disease, or DED.  Until recently, we were also seeking to commercialize treatments for age-related eye diseases through our Retina and Glaucoma business divisions.  Our results by segment are included in our financial statements, which are included under Item 7 to this Annual Report on Form 10-K.

TearLab, Inc. (formerly OcuSense, Inc.)

TearLab, Inc. our wholly-owned subsidiary, develops technologies to enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers using nanoliters of tear film.  Commercializing that tear testing platform is now the focus of our business.

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

In October 2008, the TearLab Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark.  In connection with the CE mark clearance, we have entered into multi-year agreements with numerous distributors for distribution of the TearLab Osmolarity System.  Currently, we have signed distribution agreements in each of the following countries: Spain, Germany, Italy, France, Turkey, Ukraine, Bulgaria, Belgium, Netherlands, Switzerland, Korea, Australia, Russia, Hungary, Greece, Canada, Slovakia, Czech Republic, United Kingdom and the United States and a sales representation agreement in Japan.

See accompanying notes

On May 19, 2009, we announced that we received 510(k) clearance from the FDA.  The 510(k) clearance allows us to market the TearLab Osmolarity System to those reference and physician operated laboratories with CLIA certifications allowing them to perform moderate and high complexity tests.  Considering that most of our target customers are eye care practitioners without such certifications, we intend to seek a CLIA waiver from the FDA for the TearLab™ Osmolarity System.  We anticipate receiving the CLIA waiver during the second half of 2010.  A CLIA waiver would greatly reduce the regulatory compliance for our future customers and permit them to perform the TearLab™ Osmolarity test in their offices.  If we receive a CLIA waiver, we will be able to market our product to the approximately 50,000 eye care practitioners in the United States that are candidates to operate under a CLIA waiver certification.

On December 8, 2009 we announced that Health Canada issued a Medical Device License for the TearLab Osmolarity System. The Health Canada license allowed us to immediately begin marketing the system in Canada.  On August 20, 2009, we entered into an agreement with a distributor, Science with Vision, for exclusive distribution of the TearLab Osmolarity System in Canada.  We began selling products through the Canadian distributor in 2010.

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

We conducted a pivotal clinical trial, called MIRA-1, or Multicenter Investigation of Rheopheresis for AMD, which, if successful, was expected to support our application to the FDA, to obtain approval to market the RHEO™ System in the United States.

After we completed an in-depth analysis of the MIRA-1 study data we met with representatives of the FDA, to discuss the impact of the MIRA-1 study results on our Pre-Market Approval Application submission strategy.  In light of MIRA-1's failure to meet its primary efficacy endpoint, the FDA advised us that it would require an additional study of the RHEO™ System to be performed.

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

Current Status and 2008, 2009 & 2010 Financing

Following the suspension of our RHEO™ System clinical development program and the consequent winding-down of the RHEO-AMD study, and our disposition of SOLX, we no longer had any operating business.  Our major asset was our ownership stake in TearLab.

See accompanying notes

On January 9, 2008, we announced the departure, or pending departure, of seven members of our executive team and, commencing on February 1, 2008, a 50% reduction in the salary of each of Elias Vamvakas, our Chairman and Chief Executive Officer, and Tom Reeves, our President and Chief Operating Officer.  By December 31, 2008, a total of 14 employees of the Company had left the Company's employment.

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

On July 16, 2009, we announced that we had entered into and closed an agreement with certain investors whereby the investors agreed to provide financing (the “Financing”) to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.55 million.  The convertible secured notes (the “Notes”) evidencing the Financing, mature on the second anniversary of their issuance (“the Maturity Date”), bear interest at a rate of 12% per annum and are convertible into shares of the Company’s common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to the Maturity Date.  The conversion price of the Notes (the “Discount Price”) will be 80% of the volume weighted average price on the NASDAQ stock market for the ten trading days prior to August 31, 2009, provided that the Discount Price will not exceed $2.40 per share and will not be less than $0.25 per share.  Any such conversion is limited to prevent the number of shares issued upon conversion of the Notes from exceeding 19.9% of the outstanding common stock of the Company, measured prior to the date of the Financing. In connection with the Financing, the Company will issue warrants to purchase shares of common stock equal in value to ten percent of the aggregate principal amount of the notes (the “Warrants”).  The exercise price of the Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009. The Notes are secured by substantially all of the assets of the Company and the financing  is subject to customary conditions to closing. The Financing is subject to final acceptance by the Toronto Stock Exchange. On August 31, 2009, the Financing was closed and an additional $0.2 million provided under the same terms as previously discussed.

On January 8, 2010, we obtained commitments for the sale of 3,244,766 shares of our common stock for an aggregate of approximately $3,000,000 in a private placement. 1,886,291 of such shares were issued in January 2010 with the remainder  being issued in March 2010, following stockholder approval for the sale of such additional shares. The per share price of the shares,  sold in the private placement was $0.92456, which is equal to 80% of the volume weighted average price of our common stock for the 10 trading days ending on the day immediately preceding the January 8, 2010 closing date.

See accompanying notes

On March 18, 2010, we sold 1,552,796 shares of our common stock and warrants to purchase an additional 621,118 shares of our common stock for gross proceeds of approximately $5,000,000.  The purchase price for the shares and warrants was $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The exercise price of the warrants is $4.00 per share. The warrants are exercisable at any time during the period commencing on September 19, 2010 and ending on September 19, 2011.

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

See accompanying notes

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

See accompanying notes

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

We are currently engaged in commercial manufacturing of the TearLab Osmolarity System.  In October 2008, the TearLab Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark.  In connection with the CE mark clearance, we have entered into multi-year agreements with numerous distributors for distribution of the TearLab Osmolarity System.  In December 2009, Health Canada issued a Medical Device License for the TearLab Osmolarity System allowing us to market our product in Canada.

In May 2009, we received 510(k) approval from the FDA which enabled us to sell out product to customers that have moderate or high complexity CLIA certificates. While the number of customers with this certificate is limited, we intend to seek a CLIA waiver certificate from the FDA in the latter half of 2010 which will allow us to launch to 50,000 customers in the United States during 2010.  In addition, we have been awarded ISO 13485 certification for our quality management system.  ISO 13485 is an internationally-accepted standard of quality management for medical device manufacturers.

Currently, we have signed distribution agreements for the TearLab Osmolarity System in each of the following countries: Spain, Germany, Italy, France, Turkey, Ukraine, Bulgaria, Belgium, Netherlands, Switzerland, Korea, Australia, Russia, Hungary, Greece, Canada, Slovakia, Czech Republic, United Kingdom and the United States and a sales representation agreement in Japan.

Competition

To date, we have identified one emerging technology that claims to be able to measure the osmolarity of nanoliter tear samples.  This technology is being developed at the Aborn Eye Clinic in New York.  Based on patent claims, it would appear that this technology uses surface plasmon resonance, an optical technology, to measure tear film osmolarity. In addition, Advanced Instruments, Inc., Norwood Massachusetts, has developed a freezing point osmometer (Model 3100) that measures tear film osmolality requiring 500 nanoliter samples.  The Model 3100 tear osmometer is an FDA Class I exempt device, intended for use in laboratory facilities categorized as moderate or highly complex under the US CLIA regulations.  Class I Exempt osmometers are not FDA cleared for use in non-laboratory physician office facilities.  Most recent data from the Centers for Medicare and Medicaid Services (CMS), which regulates CLIA facilities, indicate that there are only 142 ophthalmology offices that are CLIA certified as highly or moderately complex.

See accompanying notes

We believe that this device will be limited to institutional research, hospital or clinical laboratory facilities.  As it will be impractical to transport tear fluid from the physician office to the laboratory, it will be necessary to send the patient to the laboratory for tear collection and testing.  As most laboratories are not trained or staffed in tear collection techniques, it is envisioned that this device will be limited for use in facilities dedicated to tear research.

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

Patents and Proprietary Rights

We own or have exclusive licenses to multiple patents and applications relating to the TearLab Osmolarity System and related technology and processes:

•	six issued U.S. patents; relating to the TearLab Osmolarity System and related technology and processes and have applied for a number of other patents in the United States and other jurisdictions.
•	five pending U.S. patent applications;
•
eighteen pending patent applications in countries/regions other than the U.S., including six applications in Europe, four applications in Japan, three applications in Canada, two Australia, one application in Brazil and two applications in Mexico;

•	one granted Australian patent; and
•	one granted Chinese patent.

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

See accompanying notes

In addition to patent protection, we have registered the TearLab trademark in the United States, the European Union, Japan, Korea, Mexico, the Russian Federation and Turkey.  Our TearLab trademark applications are pending in Canada and China.

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

Unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA.  Medical devices are classified into one of the three classes, Class I, II or III, on the basis of the controls necessary to reasonably assure their safety and effectiveness.  Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to good manufacturing practices. The TearLab Osmolarity System is a Class I, non-exempt device.Under the FDA’s Section 510(k) procedure, the manufacturer provides a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product, that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than does a legally marketed device.  In some cases, the submission must include data from human clinical studies.  Marketing may commence when the FDA issues a clearance letter finding substantial equivalence. On May 19, 2009 we announced that we received FDA 510(k) clearance of the TearLab Osmolarity System.

After a device receives 510(k) clearance. any modification to the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, would require a new 510(k) clearance or an approval of a PMA.  Although the FDA requires the manufacturer to make the initial determination regarding the effect of a modification to the device that is subject to 510(k) clearance, the FDA can review the manufacturer's determination at any time and require the manufacturer to seek another 510(k) clearance or an approval of a PMA.

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

See accompanying notes

We cannot be sure of when, or whether, TearLab will be successful in obtaining a CLIA waiver certificate for the TearLab Osmolarity System.

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

Research and Development Expenditure

Our research and development expense was $1.1 million and $3.0 million in the years ended December 31, 2009 and 2008, respectively.

Employees

On December 31, 2009, we had 12 full-time employees.

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

See accompanying notes

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

The TearLab™ Osmolarity System is currently our only product.  Our product is currently sold outside of the United States pursuant to CE mark approval; in Canada pursuant to a Health Canada Medical Device License; and in the United States as a result of having received 510(k) approval from the FDA, to market the TearLab™ Osmolarity System to those reference and physician operated laboratories with moderate and high complexity, Clinical Laboratory Improvement Act, or CLIA, certifications.  We intend to seek a CLIA waiver from the U.S. Food and Drug Administration, or the FDA, which will allow us to sell to those eye care professionals in the United States who do not have CLIA certifications to perform moderate and high complexity tests.  Even if the TearLab™ Osmolarity System receives all regulatory approvals in the United States, it may never be successfully commercialized.  If the TearLab™ Osmolarity System does not receive all regulatory approvals or is not successfully commercialized, we may not be able to generate revenue, become profitable or continue our operations.  Any failure of the TearLab™ Osmolarity System to receive regulatory approvals or to be successfully commercialized in the United States would have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

Our near-term success is highly dependent on increasing sales of the TearLab Osmolarity System outside the United States, and we cannot be certain that we will successfully increase such sales.

Our product is currently sold outside of the United States pursuant to CE mark approval and Health Canada Approval in Canada.  Our near-term success is highly dependent on increasing our international sales.  We may also be required to register our product with health departments in our foreign market countries.  A failure to successfully register in such markets would negatively affect our sales in any such markets.  In addition, import taxes are levied on our product in certain foreign markets.  These foreign markets include Turkey, Spain, Italy and France.  Other countries may adopt taxation codes on imported products.  Increases in such taxes or other restrictions on our product could negatively affect our ability to import, distribute and price our product.

Our limited working capital and history of losses have resulted in our auditors expressing doubts in prior years  as to whether we will be able to continue as a going concern.

In the years ended December 31, 2006, 2007 and 2008, we had prepared our consolidated financial statements on the basis that we will continue as a going concern.  The Company's working capital deficit at December 31, 2009 is $2,132,036.  In the period subsequent to December 31, 2009, the Company raised gross proceeds of $8.0 million in private placement and registered direct financings.  Although current levels of cash flows are negative, management believes the Company’s existing cash as well as the proceeds from the funding received subsequent to December 31, 2009  will be sufficient to cover its operating and other cash demands for at least the next 12 months.

See accompanying notes

On August 31, 2009, we completed a convertible secured debt funding for gross proceeds of $1,750,000.  On January 8, 2010, we obtained commitments for the sale of 3,244,766 shares of our common stock for an aggregate of approximately $3,000,000 in a private placement.  1,886,291 of such shares were issued in January 2010, with the remainder being issued on March 19, 2010, following stockholder approval for the sale of such additional shares  On March 18, 2010, we closed a registered direct financing for a gross amount of $5.0 million. As a result of these transactions and the registered direct financing, we believe that our cash and cash equivalents will be sufficient to meet our operating activities and other demands for at least the next 12 months. Even with the proceeds of these financings, we may not have sufficient funds to successfully launch our product and generate cash flow from operations at a level to sustain our business.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception.  As of December 31, 2009, we had an accumulated deficit of $372.0 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from our discontinued businesses.  We do not know when or if we will receive CLIA waiver approval from the FDA for the TearLab Osmolarity System or successfully commercialize it in the United States.  As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product candidate to obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of December 31, 2009, our total indebtedness was approximately $3.0 million.  Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of debt presents the following risks:

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

See accompanying notes

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

Since inception, we have funded our operations through debt and equity financings, including 2008 common stock and debt bridge financings, 2009 convertible secured debt financings and the 2010 private placement and registered direct common stock financings.  As of the date of this Annual report on 10-K, we estimate that we have sufficient resources to fund operations for at least the next 12 months; however, our prospects for obtaining additional financing are uncertain.  Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

We will face challenges in bringing the TearLab Osmolarity System to market in the United States and may not succeed in executing our business plan.

There are numerous risks and uncertainties inherent in the development of new medical technologies.  In addition to our requirement for additional capital, our ability to bring the TearLab™ Osmolarity System to market in the United States and to execute our business plan successfully is subject to the following risks, among others:

•
Our clinical trials may not succeed.  Clinical testing is expensive and can take longer than originally anticipated.  The outcomes of clinical trials are uncertain, and failure can occur at any stage of the testing.  We could encounter unexpected problems, which could result in a delay in our application for the sought-after CLIA waiver from the FDA or prevent its submission altogether.

•	We may not receive the CLIA waiver for the TearLab™ Osmolarity System from the FDA, in which case our ability to market the TearLab™ Osmolarity System in the United States will be hindered severely.

•
Our suppliers and we will be subject to numerous FDA requirements covering the design, testing, manufacturing, quality control, labeling, advertising, promotion and export of the TearLab™ Osmolarity System and other matters.  If our suppliers or we fail to comply with these regulatory requirements, the TearLab™ Osmolarity System could be subject to restrictions or withdrawals from the market and we could become subject to penalties.

See accompanying notes

•
Even if we succeed in obtaining the sought-after FDA approvals, we may be unable to commercialize the TearLab™ Osmolarity System successfully in the United States.  Successful commercialization will depend on a number of factors, including, among other things, achieving widespread acceptance of the TearLab™ Osmolarity System among physicians, establishing adequate sales and marketing capabilities, addressing competition effectively, the ability to obtain and enforce patents to protect proprietary rights from use by would-be competitors, key personnel retention and ensuring sufficient manufacturing capacity and inventory to support commercialization plans.

If we are subject to regulatory enforcement action as a result of our failure to comply with regulatory requirements, our commercial operations would be harmed.

Although we received the 510(k) clearance that we were seeking, we will be subject to significant ongoing regulatory requirements, and if we fail to comply with these requirements, we could be subject to enforcement action by the FDA or state agencies, including:

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

We are required to demonstrate and maintain compliance with the FDA's Quality System Regulation, or the QSR.  The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products.  The FDA must determine that the facilities which manufacture and assemble our products that are intended for sale in the United States, as well as the manufacturing controls and specifications for these products, are compliant with applicable regulatory requirements, including the QSR.  The FDA enforces the QSR through periodic unannounced inspections.  Our facilities have not yet been inspected by the FDA, and we cannot assure you that we will pass any future FDA inspection.  Our failure, or the failure of our suppliers, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our product, civil or criminal penalties or other sanctions, which would significantly harm our available inventory and sales and cause our business to suffer.

See accompanying notes

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

We have applied for, and intend to continue to apply for, patents relating to the TearLab™ Osmolarity System and related technology and processes.  Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide adequate protection from competition.  Furthermore, it is possible that patents issued or licensed to us may be challenged successfully.  In that event, if we have a preferred competitive position because of any such patents, any preferred position would be lost.  If we are unable to secure or to continue to maintain a preferred position, the TearLab™ Osmolarity System could become subject to competition from the sale of generic products.

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

The testing, manufacturing, marketing and sale of therapeutic and diagnostic products entail significant inherent risks of allegations of product liability.  Our past use of the RHEOTM System and the components of the SOLX Glaucoma System in clinical trials and the commercial sale of those products may have exposed us to potential liability claims.  Our use of the TearLab™ Osmolarity System and its commercial sale could also expose us to liability claims.  All of such claims might be made directly by patients, health care providers or others selling the products.  We carry clinical trials and product liability insurance to cover certain claims that could arise, or that could have arisen, during our clinical trials or during the commercial use of our products.  We currently maintain clinical trials and product liability insurance with coverage limits of $2,000,000 in the aggregate annually.  Such coverage, and any coverage obtained in the future, may be inadequate to protect us in the event of successful product liability claims, and we may not be able to increase the amount of such insurance coverage or even renew it.  A successful product liability claim could materially harm our business.  In addition, substantial, complex or extended litigation could result in the incurrence of large expenditures and the diversion of significant resources.

See accompanying notes

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

See accompanying notes

We rely on a single supplier of each of the key components of the TearLab Osmolarity System and are vulnerable to fluctuations in the availability and price of our suppliers' products and services.

We purchase each of the key components of the TearLab™ Osmolarity System from a single third-party supplier.  Our suppliers may not provide the components or other products needed by us in the quantities requested, in a timely manner or at a price we are willing to pay.  In the event we were unable to renew our agreements with our suppliers or they were to become unable or unwilling to continue to provide important components in the required volumes and quality levels or in a timely manner, or if regulations affecting the components were to change, we would be required to identify and obtain acceptable replacement supply sources.  We may not be able to obtain alternative suppliers or vendors on a timely basis, or at all, which could disrupt or delay, or halt altogether, our ability to manufacture or deliver the TearLab™ Osmolarity System.  If any of these events should occur, our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

Our success depends, in large part, upon our ability to attract and retain highly qualified scientific, clinical, manufacturing and management personnel.  In addition, any difficulties retaining key personnel or managing this growth could disrupt our operations.  Future growth will require us to continue to implement and improve our managerial, operational and financial systems, and to continue to recruit, train and retain, additional qualified personnel, which may impose a strain on our administrative and operational infrastructure.  The competition for qualified personnel in the medical technology field is intense.  We are highly dependent on our continued ability to attract, motivate and retain highly qualified management, clinical and scientific personnel.

Due to our limited resources, we may not be able to effectively recruit, train and retain additional qualified personnel.  If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

See accompanying notes

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

We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner.  In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act of 2002 reveals material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require additional remedial measures which could be costly and time-consuming.  In addition, we may be unable to produce accurate financial statements on a timely basis.  Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

See accompanying notes

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

Warrant holders will not be entitled to any of the rights of common stockholders, but will be subject to all changes made with respect thereto.

If you hold warrants, you will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but you will be subject to all changes affecting our common stock.  You will have rights with respect to our common stock only if you receive our common stock upon exercise of the warrants and only as of the date when you become a record owner of the shares of our common stock upon such exercise.  For example, if an amendment is proposed to our charter or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the date you are deemed to be the owner of the shares of our common stock due upon exercise of your warrants, you will not be entitled to vote on the amendment, although you will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.

See accompanying notes

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

Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock.  For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price or our common stock.

ITEM 2.	Properties.

Our world-wide headquarters, occupying approximately 3,400 square feet and used for administrative, sales, marketing, research and development, and finance activities, is located in San Diego, California. The current arrangement ends on July 31, 2010 but we may continue on a month to month basis until December 2010. The total future minimum obligation under these leases is $64,788 for 2010.  We are in the process of looking for new space that is better suited to our operations in San Diego, and we expect to move into that space in the second half of 2010.

Our facility in Mississauga, Ontario consists of approximately 1,363 square feet of office space that, until recently, was utilized for finance personnel and storage of records.  Our current arrangement expires on July 31, 2010.  Our current monthly lease obligation for rent for this facility is approximately C$2,916.  The future minimum obligation under this lease is C$20,412 through lease termination.  This facility has been sublet for an amount equal to the monthly rental obligation and is no longer used for our business.

Our sales office in Alpharetta, Georgia consists of approximately 180 square feet and is used for sales and marketing activities.  Our current lease obligation ends on February 28, 2010.  We have indentified a new office space that is 468 square feet. The monthly rent will be $983 and will terminate on April 30, 2011. The future obligation for this lease will be $13,768

We believe that the San Diego, California and Alpharetta, Georgia facilities are suitable and adequate to support our current operations.  We believe that if our existing facilities are not adequate to meet our business requirements long-term, additional space will be available on commercially reasonable terms.

See accompanying notes

ITEM 3.	Legal Proceedings.

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

See accompanying notes

PART II

ITEM 4.                  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock trades on the NASDAQ Global Market ("NASDAQ") under the symbol "TEAR" and the Toronto Stock Exchange ("TSX") under the symbol "TLB".

The following table sets forth the range of high and low sales prices per share of our common stock on both the NASDAQ and the TSX for the fiscal periods indicated.

	Common Stock Prices
	Fiscal 2009				Fiscal 2008
	High		Low		High		Low
NASDAQ Capital Market
First Quarter		$3.24		$0.70		$3.50		$1.25
Second Quarter		3.60		1.58		14.00		1.50
Third Quarter		2.45		0.98		4.50		1.50
Fourth Quarter		1.47		1.01		6.43		1.18
TSX
First Quarter	C$	3.70	C$	1.50	C$	3.25	C$	1.50
Second Quarter		3.75		1.50		14.50		1.25
Third Quarter		2.50		1.23		5.00		1.75
Fourth Quarter		1.69		1.15		7.74		1.01

The closing share price for our common stock on March 15, 2010 as reported by NASDAQ, was $3.14.  The closing share price for our common stock on March 15, 2010, as reported by TSX was C$3.25.

As of March 15, 2010, there were approximately 136 stockholders of record of our common stock. [Get info from BNY Mellon]

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

Sales of Unregistered Securities
On January 8, 2010, we obtained commitments for the sale of 3,244,766 shares of our common stock for an aggregate of approximately $3,000,000 in a private placement.  1,886,291 of such shares were issued on January 8, 2010, with the remainder being issued on March 18, 2010, following stockholder approval for the sale of such additional.  The per share price of the shares sold in the private placement was $0.92456, which is equal to 80% of the volume weighted average price of our common stock for the 10 trading days ending on the day immediately preceding the January 8, 2010 closing date.

See accompanying notes

Pursuant to the terms of an amended and restated agency agreement (the “Canadian Placement Agency Agreement”), dated as of January 8, 2010, by and between the Company and Marchant Securities Inc. (“Marchant”), Marchant acted as the Canadian placement agent in connection with the private placement.  Under the Canadian Placement Agency Agreement, Marchant was issued a number of shares of our common stock as a placement fee equal to the quotient of : (A) 9% of the aggregate purchase price of shares sold at such closing to investors who are resident in Canada, and (B) the closing consolidated bid price per share on the NASDAQ Capital Market immediately prior to such closing.  We issued a total of 101,548 shares of our common stock to Marchant in connection with the private placement as consideration for its services in connection therewith.

The shares were offered in the United States to “accredited investors” pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), afforded by Regulation D promulgated thereunder, in Canada to “accredited investors” in reliance on National Instrument 45-106 – Prospectus and Registration Exemptions and in Canada and other jurisdictions outside of the United States in reliance on Regulation S promulgated under the Securities Act.

Repurchases of Equity Securities

None.

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2009.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock to the cumulative return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Medical Equipment Index for the period beginning December 9, 2004, and ending on December 31, 2009.  The graph assumes that $100 was invested on January 1, 2004, and assumes reinvestment of dividends.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

See accompanying notes

See accompanying notes

ITEM 5.	Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements, the related notes thereto and the information contained in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Year Ended December 31,
	2005	2006	2007	2008	2009

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue
Revenue from related parties	$81	$—	$—	$—	$—
Revenue from unrelated parties	1,759	174	92	458	869
Total revenue	1,840	174	92	458	869
Cost of goods sold
Cost of goods sold to related parties	43	—	—	—	—
Cost of goods sold to unrelated parties	3,251	3,429	2,298	128	537
Royalty costs	100	100	100	35	31
Gross margin (loss)	(1,554)	(3,355)	(2,306)	295	301
Operating expenses
Amortization of Intangible assets	1,717	1,824	2,577	1,207	1,215
General and administrative	6,953	6,651	5,528	4,232	3,245
Clinical, regulatory and research and development	5,168	4,922	8,675	2,965	1,121
Sales and marketing	2,165	1,625	1,413	820	646
Impairment of goodwill	147,452	65,946	—	—	—
Impairment of intangible asset	—	—	20,923	—	—
Restructuring charges	—	820	1,313	2,441	—
	163,455	81,788	40,429	11,665	6,227
Other income (expense)	1,536	1,547	2,769	1,664	(362)
Loss from continuing operations before income taxes	(163,473)	(83,595)	(39,967)	(9,706)	(6,288)
Recovery of income taxes	643	2,916	5,566	338	1,903
Loss from continuing operations	(162,830)	(80,680)	(34,401)	(9,368)	(4,385)
Loss from discontinued operations	—	(1,542)	(35,429)	—	—
Net loss for the year	$(162,830)	$(82,222)	$(69,830)	$(9,368)	$(4,385)
Per Share Data:
Loss from continuing operations per share — basic and diluted	$(97.10)	$(44.84)	$(15.19)	$(2.29)	$(0.44)
Loss from discontinued operations per share — basic and diluted	—	(0.86)	(15.64)	—	—
Net loss per share — basic and diluted	$(97.10)	$(45.70)	$(30.83)	$(2.29)	$(0.44)
Weighted average number of shares used in per share calculations — basic and diluted	1,677	1,799	2,265	4,084	9,855

See accompanying notes

	As at December 31,
	2005	2006(i)	2007	2008	2009

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents of continuing operations	$9,600	$5,705	$2,236	$2,565	$106
Cash and cash equivalents of discontinued operations	—	36	—	—	—
Short-term investments	31,663	9,785	—	—	—
Working capital (deficiency) of continuing operations	44,415	13,407	(997)	1,550	(2,132)
Working capital (deficiency) of discontinued operations	—	132	—	—	—
Total assets of continuing operations	137,806	54,367	15,313	13,405	9,733
Total assets of discontinued operations	—	44,158	—	—	—
Long-term debt (including current portion due to stockholders)	158	152	33	23	1,281
Other long-term obligations (including amount classified as current portion of other liability)	―	6,421	—	―	―
Total liabilities of continuing operations	11,765	19,673	6,358	3,446	2,976
Total liabilities of discontinued operations	—	11,574	—	—	—
Non-controlling interest	―	6,111	4,954	―	―
Contingently redeemable stock	―	―	―	250	―
Common stock	2		2	10	10
Additional paid-in capital	336,876	354,224	362,287	377,356	378,790
Accumulated deficit	(210,837)	(293,059)	(358,289)	(367,657)	(372,043)
Total stockholders' equity	126,041	61,167	4,000	9,709	6,757
___________________
(i)	The balance sheet as at December 31, 2006 has been reclassified to reflect the assets and liabilities of discontinued operations.

See accompanying notes

ITEM 6.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In October 2008, the TearLab Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark.  In connection with the CE mark clearance, we have entered into multi-year agreements with numerous distributors for distribution of the TearLab Osmolarity System.  Currently, we have signed distribution agreements in each of the following countries: Spain, Germany, Italy, France, Turkey, Ukraine, Bulgaria, Belgium, Netherlands, Switzerland, Korea, Australia, Russia, Hungary, Greece, Canada, Slovakia, Czech Republic, United Kingdom and the United States and a sales representation agreement in Japan.

On May 19, 2009, we announced that we received 510(k) clearance from the FDA.  The 510(k) clearance allows us to market the TearLab™ Osmolarity System to those reference and physician operated laboratories with CLIA certifications allowing them to perform moderate and high complexity tests.  Considering that most of our target customers are eye care practitioners without such certifications, we intend to seek a CLIA waiver from the FDA for the TearLab™ Osmolarity System.  We anticipate receiving the CLIA waiver during the second half of 2010.  A CLIA waiver would greatly reduce the regulatory compliance for our future customers and permit them to perform the TearLab™ Osmolarity test in their offices.  If we receive a CLIA waiver, we will be able to market our product to the approximately 50,000 eye care practitioners in the United States that are candidates to operate under a CLIA waiver certification.

On December 8, 2009 we announced that Health Canada issued a Medical Device License for the TearLab Osmolarity System. The Health Canada license allowed us to immediately begin marketing the system in Canada.  On August 20, 2009, we entered into an agreement with a distributor, Science with Vision, for exclusive distribution of the TearLab Osmolarity System in Canada.  We began selling products through the Canadian distributor in 2010.

Our success is highly dependent on our ability to increase sales of our testing platform in European and other countries recognizing the CE mark, in Canada where we have a Medical Device License and on our receipt of a CLIA waiver which will enable us to begin full commercialization efforts in the United States.  Meeting these objectives requires that we have sufficient capital to fund our operations.  Subsequent to the equity transactions in the first quarter of 2010 in which a gross aggregate of $8.0 miilion was raised, we have sufficient cash to fund our operations at current levels for at least the next 12 months.  In spite of having adequate funding at this time we continue to evaluate various financing possibilities.

See accompanying notes

Restructuring and Other

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

During 2008, we completed a number of restructuring transactions, collectively referred to as the Restructuring Transactions, including a private placement, or PIPE, the receipt and conversion of bridge loans, or the Bridge Loans, the acquisition of the non-controlling shareholdings of TearLab, Inc. (formerly known as OcuSense, Inc.) that we did not already own, and a reverse stock split of 25:1.  The successful completion of these Restructuring Transactions enabled us to focus our ongoing efforts on the commercialization and continued development of the TearLab testing platform.

There were no restructuring activities in 2009.

Recent Developments

On January 11, 2010, the Company announced the sale of 1,886,291 shares of its common stock for an aggregate of approximately $1,743,989.This is the maximum currently allowable by the rules of the NASDAQ Capital Market without stockholder approval. TearLab also received commitments to purchase an additional 1,358,475 shares for an aggregate of approximately $1,256,011 subject to obtaining stockholder approval in accordance with the rules of the NASDAQ Capital Market. The per share price of the shares, $0.92456, is equal to 80% of the volume weighted average price of TearLab common stock for the 10 trading days ending on the day immediately preceding the January 8, 2010 closing date. TearLab intends to use the net proceeds of the offering for working capital and general corporate purposes.

On March 3, 2010, at a special meeting of the shareholders of the Company, the issuance of 1,358,475 shares of stock was approved for issuance. As a result of this approval, on March 19, 2010, the Company completed the sale of an additional 1,358,475 shares for an aggregate of approximately $1,256,011. The per share price of the shares, $0.92456, is equal to 80% of the volume weighted average price of TearLab common stock for the 10 trading days ending on the day immediately preceding the January 8, 2010 closing date. TearLab intends to use the net proceeds of the offering for working capital and general corporate purposes.

On March 15, 2010, the Company announced that it has obtained commitments from several investors to purchase approximately 1,552,796 shares of its common stock and warrants to purchase approximately 621,118 shares of its common stock for gross proceeds of approximately $5,000,000.  The investors have agreed to purchase the shares and warrants for $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The exercise price of the warrants will be $4.00 per share. The warrants will be exercisable at any time on or after the sixth-month anniversary of the closing date through and until the 18-month anniversary of the closing of the offering.  The closing of the offering took place on March 18, 2010.

See accompanying notes

RESULTS OF OPERATIONS

Continuing Operations

Revenues, Cost of Goods Sold and Gross Margin

For the years ended December 31,
(in thousands)

	2009	Change	2008	Change	2007
Revenue
TearLab	$869	190%	$300	N/M *	$—
Retina	—	N/M *	158	72%	92
Total revenues	$869	90%	$458	398%	$92
Cost of goods sold		N/M *		N/M *
TearLab	$536	325%	$126	N/M *	$—
TearLab royalties	32	220%	10	N/M *	—
Retina	—	N/M *	2	(100)%	2,298
Retina royalties	—	N/M *	25	(75)%	100
Total cost of goods sold	$568	248%	$163	(93%)	$2,398
Gross margin	$301		$295		$(2,306)
Percentage of total revenues	35%		64%		(2,507)%
_____________________
*N/M – Not meaningful

Revenues

TearLab

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

We are working with our established distributors in Europe and Asia to increase sales. The ability for re-imbursement to be obtained in many of those countries where we have distributors will facilitate our ability to increase sales and stimulate the commercialization process. We intend to expand our distribution network to include additional European, Asian and Latin American countries in the future.  The Company is supporting these distributors in local clinical trials and in providing them with the required guidance to understand the relationship between DED and osmolarity and how to manage their patients with objective diagnostic data.

Having received 510(k) approval from the FDA in the United States, we have begun selling to customers in the United States who hold CLIA moderate and high complexity certificates and to customers who are carrying on clinical trials. We are seeking to obtain a CLIA waiver certificate which will allow us to sell our product to the approximately 50,000 eye care practitioners in the United States that are candidates to operate under a CLIA waiver certification.

See accompanying notes

Having received a Medical device License from Health Canada in December 2009, we were not able to sell product into Canada in 2009 but expect to start selling to our Canadian distributor in 2010.

In 2009, we believed that it was important that eye care professionals in the United States develop a clinical understanding of the TearLab Osmolarity System. In December 2009, we put in place a program to facilitate this education process in which we provide customers with a free test card(s) for every card purchased to allow them to utilize these free cards to better understand its effectiveness and how it can improve their business practices. As a result, of this program, the average selling price per card decreased to reflect the free cards being provided.

During the years ended December 31, 2009 and 2008 the Company recognized revenue from the sale of TearLab equipment of $869,000 and $300,000 respectively.

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

On November 1, 2007, we announced an indefinite suspension of the RHEO System clinical development program for Dry AMD and are in the process of winding down all remaining RHEO related clinical studies.  As a result, we did not generate any retina revenue for the year ended December 31, 2009 and do not expect to generate revenue from RHEO related products in the future.

Cost of Sales

TearLab

TearLab cost of sales includes costs of goods sold and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.  Also included in TearLab costs of sales for the year ended December 31, 2009 were inventory reserve costs for excess inventory of $56,340.

See accompanying notes

Retina

Cost of sales includes costs of goods sold and royalty costs.  Our cost of goods sold typically consisted primarily of costs for the manufacture of the RHEO System, including the costs we incurred for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing, logistics inventory management and recurring regulatory costs associated with conducting business and ISO certification.

Cost of sales for the year ended December 31, 2008 consisted of $1,500 of shipping in handling costs, $25,000 of royalty fees payable and did not contain any inventory charges since the inventory had already been fully written off in 2007.  Cost of sales for the year ended December 31, 2007 includes $100,000 of royalty fees payable to Dr. Brunner and Mr. Stock and a charge of $2,190,666 which reflects the write-down of the value of our commercial inventory of pumps to $ 0 as of December 31, 2007.

Gross Margin

During fiscal 2009 as compared with fiscal 2008, our combined gross margin decreased 29%, largely impacted by the provision recorded for excess TearLab inventory of $56,340 in 2009 and the sale of Retina product in 2008 that had been previously written down to nil-value.

During fiscal 2008 as compared with fiscal 2007, our combined gross margin as a percentage of revenues increased 2,571% due to the introduction of TearLab in 2008 and inventory write-downs in the Retina product in 2007 that did not recur in 2008.

Operating Expenses

For the years ended December 31,
(in thousands)

	2009	Change	2008	Change	2007
Amortization of intangible assets	$1,214	1%	$1,207	(53)%	$2,577
General and administrative	3,245	(23)%	$4,232	(23)%	$5,527
Clinical, regulatory and research and development	1,121	(62)%	2,965	(66)%	8,676
Sales and marketing	646	(21)%	820	(42)%	1,413
Impairment of intangible assets	—	N/M *	—	N/M *	20,923
Restructuring charges	—	N/M *	2,441	86%	1,313
Total operating expenses	$6,226	(47)%	$11,665	(71)%	$40,429
_____________________
*N/M – Not meaningful

Amortization of Intangible Assets

Amortization of intangible assets remained relatively unchanged at $1,214,523 during the year ended December 31, 2009 as compared with the corresponding period in fiscal 2008. This reflects the fact that there were no transactions or activities which impacted intangible assets in fiscal 2009.

See accompanying notes

Amortization of intangible assets decreased by $1,370,008 or 53% during the year ended December 31, 2008 as compared with the corresponding period in fiscal 2007. This reflects the impact of impairment charges taken on Retina related intangible assets at the end of 2007 resulting in a substantial decrease in intangible asset values in 2008 and future.

General and Administrative Expenses

General and administrative expenses decreased by $987,729 or 23% during the year ended December 31, 2009, as compared with the corresponding period in fiscal 2008,

Finance, tax, and compliance costs were reduced by $604,956 as part of the consolidation of operations and reductions in spending.  This was offset by a $382,450 increase in operations and costs which related to commercialization efforts.  Additionally legal, executive, and administration costs were reduced by $447,422, $259,425, and $55,996 respective due to reductions in departmental headcount and consolidation of operations.  We are continuing to focus our efforts on achieving an orderly refocus on ongoing activities by reviewing and improving upon our existing business processes and cost structure.

General and administrative expenses decreased by $1,294,574 or 23% during the year ended December 31, 2008, as compared with the corresponding period in fiscal 2007, primarily due to the indefinite suspension of our RHEO System clinical development program.  Employee salary, benefits, travel and related costs (including stock-based compensation) decreased by $1,149,477 reflecting the impact of the restructuring activities in the latter part of 2007 which in turn reduced employee costs in 2008  We are continuing to focus our efforts on achieving an orderly refocus on ongoing activities by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development

Clinical, regulatory and research and development expenses decreased by $1,844,293 or 62% during the year ended December 31, 2009, as compared with the corresponding prior year period.  Research and development expenditures specific to the TearLab product for the years ended December 31, 2009 and 2008 were $348,821 and $2,187,539, respectively. The decrease of $1,838,718 reflects the maturing stage of TearLab technological development in that the development of the TearLab Osmolarity System ended at the end of September 2008 and moved to a production or commercial focus.  This decrease was offset by a $143,923 increase in labor and development expenses in the current year for on-going engineering support.

An additional decrease of $108,000 relates to the indefinite suspension of our RHEO™ System clinical development program.  This is offset by a $11,000 increase in TearLab clinical trial expenses related to FDA 510K and CLIA certification. These achievements allowed the Company to move forward with clinical trials to attain the CE Mark in Europe and 510(k) approval from the FDA in the US, in advance of commercialization but resulted in a reduced need for development activities.

Lastly, clinical and regulatory overhead cost decreased by approximately $56,015 due to reduced departmental headcount and expenses.

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

See accompanying notes

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

In May 2009, the Company received 510(k) clearance from the FDA which allows us to market our TearLab Osmolarity System to those reference and physician operated laboratories with certifications under the regulations of CLIA, allowing them to perform moderate and high complexity tests. The Company completed the required updating of its labeling to reflect the 510(k) approval and began selling in the United States in the third quarter of 2009.  We are in the process of completing and submitting the results of additional clinical trials in order to seek a CLIA waiver from the FDA for the TearLab test which would allow us to sell to all eye care professionals who hold a CLIA waiver license in the United States.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $173,675 or 21% during the year ended December 31, 2009, as compared with the prior period in fiscal 2008. The decrease in TearLab marketing costs primarily reflects a reduction in advertising and trade show costs.  These costs reductions have been achieved as the Company has used fewer financial resources following the launch of the TearLab product in Europe, Asia and the U.S.A.

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

The cornerstone of our sales and marketing strategy to date has been to increase awareness of our products among eye care professionals and, in particular, the key opinion leaders in the eye care professions. We assist key opinion leaders in performing clinical trials to generate increased data to provide an increased understanding in the use of the TearLab Osmolarity System for diagnostic, treatment and monitoring of patients.  Presently we are expanding our commercialization efforts  in Europe and developing plans to do the same in North America when we receive the CLIA waiver. We will continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab™ Osmolarity System among eye care professionals.

See accompanying notes

Impairment of Intangible Assets

Prior to the termination of the Distribution Agreement on February 25, 2008, our intangible assets consisted of the value of the distribution agreement with Asahi Medical and the distribution agreement we had with Diamed and MeSys, the designer and the manufacturer, respectively, of the OctoNova pumps.  The Rheofilter filter, the Plasmaflo filter and the OctoNova pump are components of the RHEO System.  On November 1, 2007, we announced the indefinite suspension of the RHEO System clinical development program for Dry AMD, and we are in the process of winding down the RHEO-AMD and related RHEO related clinical studies.  There is no reasonable prospect that the RHEO System clinical development program will be relaunched in the foreseeable future.  In accordance with The Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC, Topic 350 Intangibles-Goodwill and Other, we concluded that the indefinite suspension of the RHEO System clinical development program for Dry AMD was a significant event which may have affected the carrying value of our distribution agreements.  Accordingly, management was required to re-assess whether the carrying value of our distribution agreements was recoverable as of December 31, 2007.  Based on management's estimates of undiscounted cash flows associated with the distribution agreements, we concluded that the carrying value of the distribution agreements was not recoverable as of December 31, 2007.  Accordingly, we recorded an impairment charge of $20,923,028 during the year ended December 31, 2007 to record the distribution agreements at their fair value as of December 31, 2007.  There was no comparable expense during the years ended December 31, 2009 and 2008.

Restructuring Charges

In accordance with ASC Topic 420 Exit or Disposal Cost Obligations, we recognized a total of $2,440,820 and $1,312,721 in restructuring charges during the years ended December 31, 2008 and 2007 respectively.  With the suspension of our RHEO System clinical development program, and the consequent winding-down of the RHEO-AMD study, and our disposition of SOLX during the year ended December 31, 2007, we reduced our workforce considerably.  The restructuring charge of $1,312,721 recorded in the year ended December 31, 2007 consists solely of severance and benefit costs related to the termination of certain of our employees at our Palm Harbor and Mississauga offices.  The total restructuring charges of $2,440,820 recorded in the year ended December 31, 2008 consists solely of severance and benefit costs related to the termination of a total of 13 employees at our Mississauga office.  There were no new restructuring charges during the year ended December 31, 2009.  As of December 31, 2009, all amounts have been paid under the  restructuring plans.

See accompanying notes

The table below details the activity affecting our restructuring liability during the three years ended December 31, 2009, 2008 and 2007.

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Accrued restructuring liability – beginning of period	$13	$1,313	$—
Restructuring charges during the period	—	2,441	1,313
Restructuring charges settled by issuance of stock options	—	(2,278)	—
Foreign exchange adjustment	—	(78)	—
Restructuring charges settled in cash	(13)	(1,385)	—
Accrued restructuring liability – end of period	$—	$13	$1,313

Other Income, Net

For the years ended December 31,
(in thousands)

	2009	Change	2008	Change	2007
Interest income	$3	(96)%	$76	(88)%	$610
Changes in fair value of warrant obligation	54	(193)%	(58)	(103)%	1,882
Gain on sale/(impairment) of investments	—	N/M *	1,036	(200)%	(1,036)
Interest expense	(93)	(71)%	(318)	N/M *	(17)
Amortization of financing costs	(303)	68%	(180)	N/M *	—
Other income	(23)	106%	369	N/M *	18
Discount on shares issued	—	N/M *	(1,239)	N/M *	—
Non-controlling interest	—	N/M *	1,978	51%	1,312
	$(362)	(122)%	$1,664	(40)%	$2,769
_____________________
*N/M – Not meaningful

Interest Income

Interest income consists of interest income earned on our cash, cash equivalent and investment positions.  The continued decrease in interest income during years ended December 31, 2009 and 2008, when compared to the corresponding period in fiscal 2007, is due to lower average cash and investment balances and declining average interest rates.

See accompanying notes

Changes in Fair Value of Warrant Obligation

On February 6, 2007, pursuant to the Securities Purchase Agreement, or the SPA, between us and certain institutional investors, we issued warrants to these investors, which are referred to as the Warrants.  The Warrants are five-year warrants exercisable into an aggregate of 106,838 shares of our common stock at a price of $46.25 per share.  On February 6, 2007, we also issued warrants to Cowen and Company, LLC, or the Cowen Warrant, in partial payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the private placement of the shares under the SPA and the Warrants.  The Cowen Warrant is a five-year warrant convertible into 3,740 shares of our common stock.  The per share exercise price of the Warrants is $46.25, and the Warrants became exercisable on August 6, 2007.  We account for the Warrants and the Cowen Warrant in accordance with the provisions of ASC Topic 815 Derivatives and Hedging.  Based on this accounting guidance, we determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity.  Accordingly, we have classified the Warrants and the Cowen Warrant as a current liability as at December 31, 2007.  The estimated fair value was determined using the Black-Scholes option-pricing model.  In addition, ASC Topic 815 requires us to record the outstanding derivatives at fair value at the end of each reporting period resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period.  We therefore estimated the fair value of the Warrants and the Cowen Warrant as at December 31, 2007 and determined the aggregate fair value to be a nominal amount, a decrease of approximately $2,052,578 ($1,882,497 net of costs associated with the issuance of the warrants of $170,081) over the initial measurement of the aggregate fair value of the Warrants and the Cowen Warrant on the date of issuance.  We estimated the fair value of the warrants at December 31, 2008 and determined the aggregate fair value to be $57,666, an increase of $57,666 from the nominal value calculated at December 31, 2007.  We estimated the fair value of the warrants at December 31, 2009 and determined the aggregate fair value to be $3,195, an decrease of $54,470 from the nominal value calculated at December 31, 2008. The change in estimated fair values was reported in other income (expense) and reported as an income of $54,470 in the year ended December 31, 2009 and an expense of $57,666 in the year ended December 31, 2008.

Gain on Sale/(Impairment) of Investments

As at December 31, 2007, we had investments in the aggregate principal amount of $1,900,000 which consisted of investments in four separate asset-backed auction rate securities, or ARS, yielding an average return of 5.865% per annum.  However, as a result of market conditions, all of these investments have failed to settle on their respective settlement dates and have been reset to be settled at a future date with an average maturity of 46 days.  Based on discussions with our advisors and the lack of liquidity for ARS of this type, we concluded that the carrying value of these investments was higher than its fair value as of December 31, 2007.  Accordingly, these ARS were recorded at their estimated fair value of $863,750.  We considered this to be an other-than-temporary reduction in the value of these ARS.  Accordingly, the impairment associated with these ARS of $1,036,250 has been included as an impairment of investments in our consolidated statement of operations for the year ended December 31, 2007.  In the fourth quarter of 2008, Credit Suisse purchased our outstanding ARS for an aggregate amount of $1,900,000.  As a result of the realization of the original principal amount of the ARS, we have reversed the 2007 impairment charge of $1,036,250 in our 2008 consolidated statement of operations. There were no similar activity in the year ended December 31, 2009.

Interest Expense

On July 15, 2009, the Company announced that it had entered into and closed an agreement with certain investors whereby the investors agreed to provide financing (the “Financing”) to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.55 million.  On August 31, 2009, an additional $200,000 of financing was received by the Company to bring the total funding received to $1.75 million. The convertible secured notes (the “Notes”) evidencing the Financing, mature on the second anniversary of their issuance (“the Maturity Date”), bear interest at a rate of 12% per annum and are convertible into shares of the Company’s common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to the Maturity Date.  Accrued interest for the year ended December 31, 2009 is $93,248 and is included in short-term liabilities.

Interest expense for the year ended December 31, 2008 consists of accrued interest on Bridge Loans that were converted into our common stock in October 2008.

See accompanying notes

Amortization of Finance Costs

As a result of the Financing that the Company entered into and which resulted in the purchase of $1.75 million in convertible secured notes by the investors, investors were in a position to convert the notes at a conversion price of $1.3186 per share at a time when the common shares of the Company were trading at $1.75 (July 15th) and $1.70 (August 31st) providing them with a beneficial conversion feature. The Company has valued this feature as $727,528 and the accretion of this amount as an expense over the two year life of the convertible secured notes for the year ended December 31, 2009 is $236,657. No similar expense was reported for the years ended December 31, 2008 and 2007.

Investors in the Financing will receive warrants at an exercise price of $1.60 upon conversion of the convertible secured notes. The Company has valued these warrants using the Black-Scholes value model at a value of $162,621. The accretion of this amount as an expense over the two year life of the convertible secured notes for the year ended December 31, 2009 is $52,617. No similar expense was reported for the years ended December 31, 2008 and 2007.

Issuance costs of the Financing totaled $87,199 and have been allocated to cost of equity and to deferred finance charges. The amortization of the deferred finance charges as an expense over the two year life of the convertible secured notes for the year ended December 31, 2009 is $13,707.

Amortization of finance costs for the year ended December 31, 2008 consists of $180,000 paid to Marchant Securities Inc., or Marchant, a related party, for introducing us to the bridge loan lenders who participated in the February 19, 2008 bridge financing.  The finance costs had been fully expensed at the time of the conversion of the Bridge Loans in October 2008.

Other Income (Expense)

Other income for the year ended December 31, 2009 consists primarily of a one-time charge of $25,651 for the write-off of retainer fees.

Other income for the years ended December 31, 2008, and 2007 consists primarily of foreign exchange gain of $325,483 and $22,889 respectively, due to exchange rate fluctuations on our foreign currency transactions.

Discount on Shares Issued - Beneficial Conversion Feature on Sale of Common Stock

In 2008, under the terms of certain Bridge Loans, the conversion price was set at $2.125 per share, a 15% discount to the $2.50 per share paid by PIPE investors.  Accordingly, following FASB guidance, we recorded a beneficial conversion on the sale of common stock of $1,239,163 in October 2008, which is equal to the number of shares of common stock issued upon conversion of the Bridge Loans multiplied by the difference between the estimated fair value of the common stock and the bridge loan conversion price per share.  The beneficial conversion resulted in a charge to the statement of operations and a credit to additional paid-in capital in the same amount.

Non-controlling Interest

On October 6, 2008 we acquired the remaining ownership interest of TearLab, Inc. in exchange for the issuance of 3,169,938 shares of common stock.  Subsequent to October 6, 2008, no further amounts were reported as non-controlling interest.

See accompanying notes

The amount of losses allocated to non-controlling interest increased by $665,544 to $1,977,722 in the year ended December 31, 2008 from $1,312,721 in the year ended December 31, 2007.

The increase in the year ended December 31, 2008 was primarily related to:

•
a substantial reduction in the non-controlling interest share of tax losses benefited in the year of $1,152,061 resulting from the application of Section 382 of the Internal Revenue Code, or Section 382, restrictions upon the change of control in the Company with the successful completion of the PIPE, conversion of the Bridge Loans and acquisition of the non-controlling interest of TearLab, Inc.

This increase was partially offset by the following decreases in the share of losses allocated to non-controlling interest:

•
a decrease in the share of operating losses in the year of $314,819 as a result of only 9 months of losses being reported in 2008 prior to the acquisition of the non-controlling interest of TearLab, Inc.;

•
a decrease in the share of non-operating losses from the net amortization of intangibles and deferred tax liabilities of $98,170 as a result of only 9 months of amortization in 2008 prior to the acquisition of the non-controlling interest of TearLab, Inc.; and

•
an increase in the share of profit in the year of $73,528 arising from the excess of the milestone payment due in 2008 over the estimate recorded in 2006 when we acquired our interest in TearLab, Inc. being greater than the excess of the milestone payment due in 2007 over the recorded estimate.

The non-controlling interest share of losses in the year ended December 31, 2007 increased by $1,150,999 from the share of losses reported in the year ended December 31, 2006 which is consistent with the fact that our 2006 results reflect only one month's share of losses subsequent to our November 30, 2006 acquisition of a majority interest in TearLab, Inc.

Recovery of Income Taxes

For the years ended December 31,
(in thousands)

	2009	Change	2008	Change	2007
Recovery of income taxes for continuing operations	$1,903	463%	$338	(94%)	$5,566

Pursuant to Internal Revenue Code Section 382 and 383, the annual use of the net operating loss carryforwards could be limited by any greater than 50% ownership change during any three-year testing period. As a result of any such ownership change, portions of the Company’s net operating loss carryforwards are subject to annual limitations. The Company believes an ownership change occurred in 2008 and the annual limitations on net operating loss carryforwards will materially impact the future utilization of such carryforwards and will expire unused.  Accordingly, the Company has removed the net operating loss carryforwards generated prior to the ownership change from their deferred tax assets accompanied by a corresponding reduction of the valuation allowance.

See accompanying notes

The recovery of income taxes increased by $1,564,691 in the year ended December 31, 2009 to $1,902,537 from $337,846 in the year ended December 31, 2008.

This increase in the year ended December 31, 2009 arose because:

•
In the year ended December 31, 2008, issuance of shares in association with the PIPE, conversion of Bridge Loans and acquisition of the non-controlling shareholding of TearLab, Inc., resulted in a change of control for tax purposes and a Section 382 restriction on the amount of tax losses prior to these transactions that can be recovered.  As a result of the Section 382 restrictions, a net reversal of benefits (i.e. a tax expense) of $2,304,938 occurred in the year ended December 31, 2008.  There was no reversal of benefits reported in the year ended December 31, 2009

•
In the year ended December 31, 2009 tax losses benefitted decreased by $837,906 to $1,322,065 in the year ended December 31, 2009 from $2,159,971 in the year ended December 31, 2008. Tax losses were no longer benefitted during the year ended December 31, 2009 once tax losses benefitted had fully offset deferred tax liabilities in the year.

•	In the year ended December 31, 2009, amortization of deferred tax liabilities increased by $97,659 as compared to the year ended December 31, 2008.

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

•
In the year ended December 31, 2008, issuance of shares in association with the PIPE, conversion of Bridge Loans and acquisition of the non-controlling shareholding of TearLab, Inc., resulted in a change of control for tax purposes and a Section 382 restriction on the amount of tax losses prior to these transactions that can be recovered.  As a result of the Section 382 restrictions, a net reversal of benefits (i.e. a tax expense) of $2,304,938 occurred in the year ended December 31, 2008.  This reversal was offset by an increase of $1,402,018 in losses benefited in the year ended December 31, 2008 over losses benefited in the year ended December 31, 2007.

•	In the year ended December 31, 2008, amortization of deferred tax liabilities increased by $33,003 as compared to the year ended December 31, 2007.

To date, we have recognized income tax benefits in the aggregate amount of $3.5 million net of any reversals associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States which may be utilized to reduce taxes in future years.  The benefits associated with the balance of the net operating losses are subject to a full valuation allowance since it is not more likely than not that these losses can be utilized in future years.

See accompanying notes

Recovery of income taxes for the years ended December 31, 2009 and 2008 also includes the amortization of the deferred tax liability of $580,472 and $482,813, respectively, which was recorded based on the difference between the fair value of intangible asset acquired upon the acquisition of a majority interest in TearLab, Inc. on November 30, 2006 and its tax base.  The deferred tax liability has been increased by the recording of timing differences arising from Beneficial conversion features related to our short-term liabilities resulting in an increase in the amortization year over year of $97,659.  The deferred tax liability totaling $4,868,822 arising from intangible assets is being amortized over a period of approximately 10 years, the estimated useful life of the intangible asset. An additional deferred tax liability totaling $291,033 related to the beneficial conversion feature reported with the short-term liabilities are being amortized over the two year life of the short-term liabilities.

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

Liquidity and Capital Resources

	As at December 31, ($ in thousands)

	2009	2008
Cash and cash equivalents	$106	$2,565
Percentage of total assets	1%	19%
Working capital (deficiency)	$(2,132)	$1,550
____________________

Financial Condition

Management believes that our cash and cash equivalents after the gross funding of $8.0 million raised in two equity transactions subsequent to December 31, 2009 will be sufficient to meet our operating activities and other demands for at least the next 12 months.

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

See accompanying notes

•	the costs and timing of building the infrastructure to market and sell the TearLab Osmolarity System;

•	the cost and results of continuing development of TearLab, Inc.'s TearLab Osmolarity System;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

At the present time, our only product is the TearLab Osmolarity System, and although we have received 510(k) approval from the FDA it only allows limited commercialization of our product in the United States until we receive a CLIA waiver approval from the FDA.  At this time, we do not know when we can expect to begin to generate significant revenues from the TearLab Osmolarity System in the United States.

We believe that we have sufficient funding to meet operational needs until the Company becomes cash positive but if we are not able to achieve a cash positive operating position in 2011 we may need to raise additional funds, and our prospects for obtaining that capital are uncertain.  Additional capital may not be available on terms favorable to us, or at all.  In addition, future financings could result in significant dilution of existing stockholders.  However, we believe that including the $8.0 million that the Company raised subsequent to December 31, 2009 will be sufficient to allow the Company to operate for a minimum of 12 months.

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

In July and August 2009, we raised $1,750,000 in convertible debt funding transactions.  The Convertible Debt accrue interest at 12% per annum through the date of their conversion.  On December 31, 2009 $93,248 of accrued interest was earned.  Under the terms of the Convertible Debt Funding , the conversion price has been set at $1.32 per share, a 20% discount to the $1.65 per share market price at July 15, 2009 and upon conversion 1,327,212 shares of our common stock will be issued. Upon conversion of the convertible debt, 109,389 warrants with an exercise price of $1.60 each will be issued to investors in the Convertible debt Funding.

On January 8, 2010, we raised $1,743,989 in the first tranche of a private placement transaction in which 1,886,291 shares of common stock were issued at a share price of $0.92456. On March 19, 2010, we raised an additional $1,256,011 in the second tranche of the private placement transaction in which 1,358,475 shares of common stock were issued at a share price of $0.92456 as these funds were in escrow prior to the first closing on January 8, 2010.

See accompanying notes

Additionally on March 18, 2010, we closed a registered direct financing in which 1,552,795 shares of common stock and warrants to purchase 621,118 shares of common stock for gross proceeds of approximately $5,000,000 were purchased.  The investors purchased the shares and warrants for $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The exercise price of the warrants is $4.00 per share. The warrants are exercisable at any time on or after the sixth-month anniversary of the closing date through and until the 18-month anniversary of the closing of the offering.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents will be sufficient to sustain our operations until the Company for at least a period of 12 months.  We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable and, to a lesser degree, interest income on our cash and investment balances.  Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue, any bad debts we experience and our overall collection rates on the related accounts receivable.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks.  In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

Years ended December 31,
(in thousands)

	2009	Change	2008	Change	2007
Cash used in operating activities	$(4,098)	$5,337	$(9,435)	$7,782	$(17,217)
Cash used in investing activities	(24)	(1,638)	1,614	(2,896)	4,510
Cash provided by financing activities	1,663	(6,487)	8,150	(1,052)	9,202
Net (decrease) increase in cash and cash equivalents during the year	$(2,459)	$(2,788)	$329	$3,834	$(3,505)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the year ended December 31, 2009 was $4,098,112 which approximates our loss from continuing operations of $4,385,218.  The non-cash charges which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, accrued interest on the convertible debt funding, amortization of deferred financing charges, warrants & beneficial conversion values and stock-based compensation expense in the aggregate total of $2,249,465.  The non-cash income items which comprise a portion of the net loss during that period include the provision for obligation under warrants of $54,471, deferred tax charges of $1,902,535 and gain of $3,519 realized on the disposal of fixed assets .

See accompanying notes

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

The net change in working capital and non-current assets balances related to operations for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007
Accounts receivable	184,017	41,759	(58,782)
Inventory	(48,260)	(148,201)	2,756,759
Prepaid expenses	(21,544)	165,063	37,951
Other current assets	(9,231)	(11,239)	7,000
Other non-current assets	(170,121)	—	—
Accounts payable	132,847	(878,127)	797,415
Accrued liabilities	1,611	(1,671,658)	911,987
Deferred revenue	(86,423)	237,400	—
Due to stockholders	15,270	(9,662)	(109,842)
	$(1,834)	$(2,274,665)	$4,342,488

Explanations of the more significant net changes in working capital and non-current assets balances are as follows:

•	Accounts receivable decreased due to improved collections of outstanding receivables related to sales of TearLab product.

•
Inventory increased due to the increase in commercialization of the TearLab product arising from receiving health Canada approval allowing commercialization in Canada and receipt of the 510(k) approval from the FDA in the US in May 2009 allowing limited commercialization in the US.

•	The increase in the prepaid expenses in the year relates to capital expenditures incurred for transactions closing subsequent to December 31, 2009.

•	Non-current assets increased reflecting expenditures related to equity transactions.

•	Accounts payable increased primarily due to the timing of payment cycles and the increase in commercial activities.

•	Accrued liabilities are relatively unchanged but have been impacted by the timing of payment insurance liabilities offset by the reduction of public costs related to 2009 regulatory requirements.

•
Decrease in deferred revenue reflects the shipment of products 2009 for payment s received in 2008 and for sub-licensing fees that were amortized over the acquisition of 300 TearLab units from the sub-licensee.

See accompanying notes

Cash Provided by Investing Activities

Net cash used by investing activities for the year ended December 31, 2009 is $23,843 used to acquire fixed assets.

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

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2009 was $1,662,878 and is made up of $1,750,077 raised during 2009 from the issuance of Convertible Debt Securities, offset by $87,199 in financing fees to the convertible Debt Financing.

Net cash provided by financing activities for the year ended December 31, 2008 was $8,149,921 and is made up of $6,703,500 raised during 2008 from the issuance of Bridge Loans (converted to common stock in October 2008) and $2,173,000 from the sale of common stock in a PIPE transaction, offset by $268,800 in financing fees and fees for services related to the Bridge Loans and $457,777 in share issuance costs related to the PIPE, Bridge Loans and acquisition of the non-controlling shareholding of TearLab, Inc. transactions.

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

Borrowings

As of December 31, 2009, we have no outstanding long-term debt or balances available under credit agreements.

See accompanying notes

Contractual Obligations and Contingencies

The following table summarizes our contractual commitments as of December 31, 2009 and the effect those commitments are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Operating leases	$103	$99	$4	$—
Royalty payments	350	35	105	210
Total	$453	$134	$109	$210

Off-Balance-Sheet Arrangements

As of December 31, 2009, we did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our intangible assets, uncollectible receivables, inventories, debt and equity instruments and stock-based compensation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Because this can vary in each situation, actual results may differ from these estimates under different assumptions or conditions.

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

Subsequent to its launch in the fourth quarter of 2008, all of our revenues have been derived from sales of the TearLab Osmolarity System which consists of hardware and related disposables.  Our sales are currently primarily to countries in Europe and are generally transacted through distributors.  We record revenue when all of our obligations are completed.

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

See accompanying notes

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

As of December 31, 2009 and 2008, we had bad debt reserves of $7,532 and $0, respectively.  We wrote off uncollectible accounts receivable of $1,725 during the year ended December 31, 2009. We did not write-off any uncollectible accounts receivable during the years ended December 31,2008, and 2007.  We set up provisions of $9,257, $0, and $172,992 during the years ended December 31, 2009, 2008, and 2007, respectively.

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

As of December 31, 2009 and 2008, we had inventory reserves of $124,402 and $68,062, respectively.  During the years ended December 31, 2009, 2008 and 2007, we recognized a provision for excess and obsolete inventory of $56,340, $68,062, and $2,790,209, respectively, and wrote-off $0, $7,295,545, $596,058, respectively.

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

See accompanying notes

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

At December 31, 2009, the net book value of identifiable intangible assets that are subject to amortization totaled $8,353,501 and the net book value of fixed assets totaled $139,589.

We determined that, as of December 31, 2009 and 2008, there have been no significant events which may have affected the carrying value of TearLab technology.  However, our prior history of losses and losses incurred during the current fiscal year reflects a potential indication of impairment, thus requiring management to assess whether TearLab, Inc.'s technology was impaired as of December 31, 2009 and 2008.  Based on management's estimates of forecasted undiscounted cash flows as of December 31, 2009 and 2008, we concluded that there was no indication of an impairment of the TearLab technology in either fiscal period.  In addition, in conjunction with the acquisition of the remaining non-controlling interest in TearLab, Inc. in 2008, management, in consultation with an outside valuation firm, prepared an analysis of the fair value of the TearLab technology.  The conclusion of management’s analysis was that the related intangible assets were not impaired as of the date of the acquisition or as of December 31, 2009 or 2008; therefore no impairment charge was recorded with regard to the TearLab technology.

Stock-based Compensation

On January 1, 2006, we adopted the provisions of ASC Topic 718 Compensation-Stock Compensation, requiring the recognition of expense related to the fair value of our stock-based compensation awards.  We elected to use the modified prospective transition method as permitted by ASC Topic 718 and therefore have not restated our financial results for prior periods.  Under this transition method, stock-based compensation expense for each of the years ended December 31, 2009, 2008 and 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718.  Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718.  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Options granted may be time-based or performance-based options.  The vesting of performance-based options is contingent upon meeting company-wide goals, including obtaining FDA approval of the RHEO System and the achievement of a minimum amount of sales over a specified period.  Generally, options expire 10 years after the date of grant.

Our computation of expected volatility for the years ended December 31, 2009, 2008 and 2007 is based on a comparable company's historical stock prices as we did not have sufficient historical data.  Our computation of expected life has been estimated using the "short-cut approach" as provided in SAB No. 110 as options granted by us meet the criteria of "plain vanilla" options as defined in SAB No. 110.  Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period.  The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

See accompanying notes

As of December 31, 2009, $2.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.58 years.

Income Taxes

On January 1, 2007, we adopted the provisions of ASC Topic 740 Income Taxes.  Under Topic 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Topic 740 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosure.

The completion of the reorganization transactions on October 6, 2008 makes it more likely than not that we incurred a change of control for purposes of Section 382 for US Income Taxes.  (See Note 13 Income Taxes in the notes to the financial statements.)  Rules under Section 382 of the U.S. Internal Revenue Code substantially reduce our ability to utilize prior tax losses.  Accordingly, income tax benefits of $2,304,938, representing the excess of income tax benefits previously recognized and the income tax benefit applicable to the equivalent of one year's losses deductible in accordance with Section 382 and benefits related to unrestricted losses under Section 382(h) of the U.S. Income Tax Code, were reversed in 2008 and reported as an income tax expense.

In accordance with ASC Topic 740 Income Taxes, income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences.  We recognize the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date.  A valuation allowance is established when it is "more likely than not" the future realization of all or some of the deferred tax assets will not be achieved. For further explanation of our provision for income taxes, see Note 8, “Income Taxes”.

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Consolidated Financial Statements included in Item 7.

See accompanying notes

ITEM 6A.	Quantitative and Qualitative Disclosures about Market Risk.

Currency Fluctuations and Exchange Risk

All of our sales are in U.S. dollars, while a minor portion of our expenses are in Canadian dollars and Australian dollars.  We cannot predict any future trends in the exchange rate of the Canadian dollar or Australian dollar against the U.S. dollar.  Any strengthening of the Canadian dollar or Australian dollar in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in both Canadian dollars and Australian dollars to meet short term operational operating requirements.  Based on the balances in the Canadian dollar and Australian dollar denominated bank accounts at December 31, 2009, hypothetical increases of $0.01 in the value of the Canadian dollar and the Australian dollar in relation to the U.S. dollar would not have a material impact on the results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in investment grade securities or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the year ended 2009 would reduce interest income by under $5,000.

See accompanying notes

ITEM 7.	Financial Statements and Supplementary Data.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OccuLogix, Inc.

We have audited the accompanying consolidated balance sheets of OccuLogix, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2009 and 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2009 and 2008.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OccuLogix, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB ASC 810-10, Consolidation, and adjusted the presentation and classification of noncontrolling interests in consolidated entities for all periods presented.

/s/ Ernst & Young LLP

San Diego, California
March 26, 2010

See accompanying notes

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OccuLogix, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of OccuLogix, Inc. (the “Company”) for the year ended December 31, 2007.  Our audit also included the amounts related to the year ended December 31, 2007 in the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated result of the operations and the cash flows of OccuLogix, Inc. for the year ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the amounts related to the year ended December 31, 2007 in the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB ASC 810-10, Consolidation, and adjusted the presentation and classification of noncontrolling interests in consolidated entities for the period ended December 31, 2007.

Toronto, Canada,	/s/ Ernst & Young LLP
March 14, 2008,	Chartered Accountants
except for note 2, as to which the date is March 26, 2010	Licensed Public Accountants

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$106,200	$2,565,277
Accounts receivable, net of bad debt reserves of $7,532 in 2009 and $0 in 2008	149,039	333,056
Inventory, net of provision for inventory obsolescence of $124,402 in 2009 and $68,062 in 2008	196,461	148,201
Prepaid expenses	337,602	316,058
Other current assets	54,590	21,680
Total current assets	843,892	3,384,272
Fixed assets, net	139,589	183,384
Patents and trademarks, net	220,583	269,398
Other non-current assets	175,578	—
Intangible assets, net	8,353,501	9,568,023
Total assets	$9,733,143	$13,405,077
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$447,527	$314,680
Accrued liabilities	1,093,404	1,201,793
Due to stockholders	38,422	23,152
Deferred revenue	150,977	237,400
Obligations under warrants	3,195	57,666
Notes payable and accrued interest	1,242,403	—
Total current liabilities	2,975,928	1,834,691
Deferred tax liability, net	—	1,611,502
Commitments and contingencies
Contingently redeemable common stock, zero outstanding at December 31, 2009 and 119,629 shares outstanding at December 31, 2008	—	250,000
Stockholders' equity
Capital stock
Preferred Stock, par value $0.001, authorized 10,000,000, zero issued and outstanding at both December 31, 2009 & 2008	—	—
Common stock	9,866	9,708
Par value of $0.001 per share;
Authorized: 40,000,000;
Issued and outstanding: December 31, 2009 – 9,866,685; December 31, 2008 – 9,708,780
Additional paid-in capital	378,789,938	377,356,547
Accumulated deficit	(372,042,589)	(367,657,371)
Total stockholders' equity	6,757,215	9,708,884
Total liabilities and stockholders’ equity	$9,733,143	$13,405,077

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)

	Years ended December 31,
	2009	2008	2007
Revenue
TearLab – to unrelated parties	$868,763	$299,902	$—
Retina – to related parties	—	136,800	—
Retina – to unrelated parties	—	21,500	91,500
Total revenue	868,763	458,202	91,500
Cost of goods sold
TearLab - product cost	567,878	136,848	—
Retina - product cost	—	26,500	2,398,103
Total cost of goods sold (excluding amortization of intangibles)	567,878	163,348	2,398,103
Gross profit	300,885	294,854	(2,306,603)
Operating expenses
Amortization of intangible assets	1,214,523	1,207,031	2,577,039
General and administrative	3,245,063	4,232,792	5,527,366
Clinical, regulatory and research & development	1,120,716	2,965,009	8,675,552
Sales and marketing	646,047	819,722	1,413,459
Impairment of intangible asset	—	—	20,923,028
Restructuring charges	—	2,440,820	1,312,721
Total operating expenses	6,226,349	11,665,374	40,429,165
Loss from continuing operations	(5,925,464)	(11,370,520)	(42,735,768)
Other income (expenses)
Interest income	2,775	76,533	609,933
Changes in fair value of warrant obligation	54,470	(57,666)	1,882,497
Gain (impairment) of investments	—	1,036,250	(1,036,250)
Interest expense	(93,248)	(318,478)	(17,228)
Amortization of deferred financing charges, warrants & beneficial conversion values	(302,981)	(180,000)	—
Other, net	(23,305)	369,085	18,011
Beneficial conversion on bridge loan shares issued	—	(1,239,163)	—
Total other income (expense)	(362,289)	(313,439)	1,456,963
Net loss from continuing operations before income taxes	(6,287,753)	(11,683,959)	(41,278,805)
Recovery of income taxes	1,902,535	337,846	5,565,542
Net loss from continuing operations	(4,385,218)	(11,346,113)	(35,713,263)
Loss from discontinued operations	—	—	(35,428,898)
Net loss for the year	(4,385,218)	(11,346,113)	(71,142,161)
Net loss attributable to non-controlling interest, net of tax	—	1,977,722	1,312,178
Net loss attributable to OccuLogix, Inc.	(4,385,218)	(9,368,391)	(69,829,983)
Excess of purchase price over the carrying value of the non-controlling interest in OcuSense, Inc.	—	(4,813,042)	—
Net loss available to common stockholders	$(4,385,218)	$(14,181,433)	$(69,829,983)
Weighted average number of shares outstanding – basic and diluted	9,855,045	4,083,655	2,265,127
Loss from continuing operations per common share – basic and diluted	$(0.44)	$(2.29)	$(15.19)
Loss from discontinued operations per common share – basic and diluted	—	—	(15.64)
Net loss per common share – basic and diluted	$(0.44)	$(2.29)	$(30.83)
Net loss available to common stockholders per common share – basic and diluted	$(0.44)	$(3.47)	$(30.83)

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in U.S. dollars)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non – controlling Interest	Stockholders' equity
	Shares	Amount
Balance, December 31, 2006	2,025,096	2,025	354,224,106	(293,058,997)	—	6,110,834	67,277,968
Cumulative effect of adoption of FIN 48	—	—	—	4,600,000	—	—	4,600,000
Stock-based compensation	—	—	325,666	—	—	155,304	480,970
Stock issued on exercise of options	90	—	2,228	—	—	—	2,228
Contribution of inventory from related party	—	—	384,660	—	—	—	384,660
Contribution of inventory from unrelated party	—	—	33,643	—	—	—	33,643
Shares issued on private placement of common stock	267,094	267	8,060,377	—	—	—	8,060,644
Shares issue costs	—	—	(743,635)	—	—	—	(743,635)
Comprehensive Loss:
Net loss for the year attributable to non-controlling interest.	—	—	—	—	—	(1,312,178)	(1,312,178)
Net loss for the year attributable to OccuLogix, Inc.	—	—	—	(69,829,983)	—	—	(69,829,983)
Unrealized loss on investments	—	—	—	—	(1,036,250)	—	(1,036,250)
Impairment of investments	—	—	—	—	1,036,250	—	1,036,250
Total Comprehensive loss.							(71,142,161)
Balance, December 31, 2007	2,292,280	2,292	362,287,045	(358,288,980)	—	4,953,960	8,954,317
Stock-based compensation	—	—	190,380	—	—	135,538	325,918
Stock-based compensation, related to severances	—	—	2,137,198	—	—	—	2,137,198
Shares issued on private placement of common stock	869,200	869	2,302,803	—	—	—	2,303,672
Shares issued on conversion of bridge loans principle and accrued interest	3,304,511	3,305	8,608,366	—	—	—	8,611,671
Shares issued to Marchant Securities for services provided in the PIPE and bridge loan transactions	192,480	192	(481,392)	—	—	—	(481,200)
Costs paid to Marchant Securities for services provided in the PIPE and bridge loan transactions	—	—	(88,800)	—	—	—	(88,800)
Shares issued on acquisition of non-controlling shareholdings of Ocusense	3,050,309	3,050	7,671,768	—	—	—	7,674,818
Excess of fair value of common shares over fair value of non-controlling interest acquired	—	—	(4,813,042)	—	—	—	(4,813,042)
Investment by OccuLogix, Inc. to acquire non-controlling interest	—	—	—	—	—	(3,111,776)	(3,111,776)
Net loss for the year attributable to non-controlling interest.	—	—	—	—	—	(1,977,722)	(1,977,722)
Share issue costs	—	—	(457,779)	—	—	—	(457,779)
Net loss and comprehensive loss attributable to OccuLogix, Inc.	—	—	—	(9,368,391)	—	—	(9,368,391)
Balance, December 31, 2008	9,708,780	9,708	377,356,547	(367,657,371)	—	—	9,708,884
Stock-based compensation	—	—	518,734	—	—	—	518,734
Shares issued in negotiated settlement	38,276	38	109,962	—	—	—	110,000
Warrant value associated with convertible debt financing	—	—	162,620	—	—	—	162,620
Beneficial conversion feature value associated with convertible debt financing	—	—	436,549	—	—	—	436,549
Issue costs of the warrants and benerficial conversion feature	—	—	(44,354)	—	—	—	(44,354)
Reclassification of previously contingently redeemable common stock	119,629	120	249,880	—	—	—	250,000
Net loss and comprehensive loss	—	—	—	(4,385,218)	—	—	(4,385,218)
Balance, December 31, 2009	9,866,685	$9,866	$378,789,938	$(372,042,589)	$—	$—	$6,757,215

See accompanying notes

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)

	Years ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net loss for the year	$(4,385,218)	$(9,368,391)	$(69,829,983)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	518,734	2,463,116	480,971
Depreciation of fixed assets	71,157	63,082	844,948
Amortization of patents and trademarks	48,816	23,101	195,494
Amortization of intangible assets	1,214,523	1,207,031	5,308,706
Impairment of goodwill	—	—	14,446,977
Impairment of intangible assets	—	—	43,209,411
Amortization of deferred financing charges, warrants & beneficial conversion values	302,981	180,000	—

Beneficial conversion on bridge loan	—	1,239,163	—
Non-cash interest accrued on convertible debt funding	93,254	—	—
Non-cash interest on bridge loans converted to equity	—	318,478	—
Accretion expense	—	—	857,400
(Gain) Loss on disposal of fixed assets	(3,519)	8,927	—
Change in fair value of warrant obligation	(54,471)	57,666	(1,882,497)
(Gain) Impairment on short term investments	—	(1,036,250)	1,036,250
Deferred income taxes	(1,902,535)	(337,846)	(14,915,425)
Non-controlling interest	—	(1,977,722)	(1,312,178)
Net change in working capital and non-current asset balances related to operations	(1,834)	(2,274,665)	4,342,488
Cash used in operating activities	(4,098,112)	(9,434,310)	(17,217,438)
INVESTING ACTIVITIES
Proceeds from the sale of investments	—	1,900,000	7,885,000
Additions to fixed assets, net of proceeds	(23,843)	(133,104)	(267,934)
Additions to patents and trademarks	—	(153,062)	(106,228)
Payments for acquisitions, net of cash acquired	—	—	(3,000,000)
Cash provided by (used in) investing activities	(23,843)	1,613,834	4,510,838
FINANCING ACTIVITIES
Proceeds from exercise of common stock options	—	—	2,228
Proceeds from issuance of convertible debt funding	1,750,077	6,703,500	—
Cash paid for financing fees	(87,199)	(268,800)	—
Share issuance costs	—	(457,779)	(816,493)
Proceeds from issuance of common stock	—	2,173,000	10,016,000
Cash provided by financing activities	1,662,878	8,149,921	9,201,735
Net increase (decrease) in cash and cash equivalents during the year	(2,459,077)	329,445	(3,504,865)
Cash and cash equivalents, beginning of year	2,565,277	2,235,832	5,740,697
Cash and cash equivalents, end of year	$106,200	$2,565,277	$2,235,832

See accompanying notes

OCCULOGIX, INC.

Notes to Consolidated Financial Statements
(expressed in U.S. dollars except as otherwise noted)

1.  Basis of Presentation

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

On November 30, 2006, the Company acquired 50.1% of the capital stock, on a fully diluted basis, 57.62% on an issued and outstanding basis, of TearLab, Inc. (formerly OcuSense, Inc.), or TearLab, a San Diego-based company that is in the process of developing technologies that will enable eye care practitioners to test, at the point-of-care, for highly sensitive and specific biomarkers using nanoliters of tear film.  On October 6, 2008, the Company acquired the remaining non-controlling interest in TearLab.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation.

Going concern uncertainty

The Company's working capital deficit at December 31, 2009 is $2,132,036.  In the period subsequent to December 31, 2009, the Company raised gross proceeds of $8.0 million in private placement and registered direct financings (see Note 17).  Although current levels of cash flows are negative, management believes the Company’s existing cash as well as the proceeds from the funding received subsequent to December 31, 2009  will be sufficient to cover its operating and other cash demands for at least the next 12 months.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund its planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  The Company has been seeking additional debt or equity financing to support its operations until it becomes cash flow positive and believes with the current funding received in a private equity and registered direct financing transactions that it will have sufficient funds to support operations until it becomes cash flow positive.  If the Company is unable to generate sufficient revenue or operate within planned expenditures to allow it to reach a cash flow positive position, it will need to obtain additional financing. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all.  If the Company is unable to obtain additional financing, the Company would need to significantly curtail or reorient its operations during 2011, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

2.  SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in conformity with U.S. GAAP.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  Some of the Company's more significant estimates include those related to uncollectible receivables, inventory reserves, stock-based compensation, equity instruments, investments and its intangible assets.  Actual results could differ from those estimates.

Revenue recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.  The Company follows the provisions of the FASB guidance which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance.  Amounts received in excess of revenue recognizable under SAB No. 104 are deferred.

Subsequent to its launch in the fourth quarter of 2008, the Company’s revenues have been derived from sales of the TearLab™ Osmolarity System for DED which consists of hardware and related disposables.  The Company’s sales are currently to countries in Europe, Asia and North America, and are generally transacted through distributors.  The Company records revenue when all of its obligations are completed which is generally upon shipment of the Company’s products..

The Company has a no return policy for its products.

Product Warranties

We generally provide a 12 month warranty on our TearLab™ Osmolarity System and related disposables.  We accrue the estimated cost of this warranty at the time revenue is recorded and charge warranty expense to cost of goods sold. Warranty reserves are established based on historical experience with failure rates and the number of systems covered by warranty. Warranty reserves are depleted as systems and disposables are replaced.  We review warranty reserves quarterly and, if necessary, make adjustments. The activities in our warranty reserve are as follows:

	Years ended December 31,
	2009	2008	2007
Balance at beginning of year	$—	$—	$—
Charges to cost of goods sold	15,345	—	—
Costs applied to liability	(6,121)	—	—
Total	$9,224	$—	$—

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

Cash and cash equivalents

The cash and cash equivalents include all investments with a maturity of three months or less when acquired to be cash equivalents.  Cash equivalents primarily represent funds invested in operating accounts whose carrying value equal to fair market value.

Bad debt reserves

The Company evaluates the collectability of its amounts receivable based on a combination of factors.  In cases where management is aware of circumstances that may impair a specific customer's ability to meet its financial obligations, a specific allowance against amounts due is recorded, which reduces the net recognized receivable to the amount management reasonably believes will be collected.  For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment, and historical experience.  The provision for doubtful accounts is charged to sales and marketing expense and accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. To date, charges for bad debt expense have not been material.

Inventory

Inventory is recorded at the lower of cost (based on first in, first out basis) or net realizable value and consists of finished goods. Inventory is periodically reviewed for evidence of slow-moving or obsolete parts, and the estimated reserve is based on management's reviews of inventories on hand, compared to estimated future usage and sales, reviewing product shelf-life, and assumptions about the likelihood of obsolescence.

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

During 2009, the Company 12% of this revenue was from a single distributor and two distributors represented an additional 10% and 9% of the revenue. Currently, there is only one supplier for each of the reader and pen components of the TearLab Osmolarity System and the test cards.

Fair value of financial instruments

The Company accounts for financial instruments at fair value based on various accounting literatures, including ASC Topic 320 Investments-Debt and Equity Securities, ASC Topic 815 Derivatives and Hedging, and ASC Topic 820 Fair Value Measurements and Disclosures.  In determining fair value, we consider both the credit risk of our counterparties and our own creditworthiness.  ASC Topic 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008.  The framework requires the valuation of investments using a three tiered approach in the valuation of investments.  For details on the assets and liabilities subject to fair value measurements and the related valuation techniques used, refer to Footnote 17 - Fair Value Measurements of the accompanying financial statements.

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

Foreign currency translation

The Company's functional and reporting currency is the U.S. dollar.  The assets and liabilities of the Company's Canadian operations are maintained in U.S. dollars.  Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet dates, and non-monetary assets and liabilities are translated at exchange rates in effect on the date of the transaction.  Revenue and expenses are translated into U.S. dollars at average exchange rates prevailing during the year.  Resulting exchange gains (losses) of ($1,721), 325,483 and 22,889 are included in net loss in the years ended December 31, 2009, 2008 and 2007, respectively.

Clinical, regulatory and research & development costs

Clinical and regulatory costs attributable to the performance of contract services are recognized as an expense as the services are performed.  Non-refundable, up-front fees paid in connection with these contracted services are deferred and recognized as an expense on a straight-line basis over the estimated term of the related contract.

Income taxes
Income taxes are recorded in accordance with authoritative guidance for accounting for income taxes, which requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets the probability of being able to realize the future benefits indicated by such assets is required. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. In the event the Company were to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase the income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued additional guidance which requires the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the provisions under this guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions under this guidance on January 1, 2007. The adoption of these provisions had no impact on the Company’s consolidated financial position or results of operations. At December 31, 2009 and 2008, the Company’s unrecognized income tax benefits and uncertain tax provisions were not material and would not, if recognized, affect the effective tax rate.

Stock-based compensation

The Company accounts for stock-based compensation expense for its employees in accordance with the provisions of ASC Topic 718 Compensation-Stock Compensation.  Under the fair value recognition provision of ASC Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award.  The Company has selected the Black-Scholes option-pricing model as its method of determining the fair value for all its awards and will recognize compensation cost on a straight-line basis over the awards' vesting periods.

Net loss per share

The Company follows ASC Topic 260 Earnings Per Share.  In accordance with ASC Topic 260, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the statement of income.  Basic EPS excludes dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the year.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. All EPS calculations reflect the impact of the reverse stock split which occurred on October 6, 2008.

The following are potentially dilutive securities which have not been used in the calculation of diluted loss per share as they are anti-dilutive:

	Years ended December 31,
	2009	2008	2007
Stock options	3,356,507	2,278,483	191,501
Shares reserved for issuance on convertible debt obligations	1,327,212	-	-
Warrants	219,967	110,578	110,578
Total	4,903,686	2,389,061	302,079

Comprehensive income

The Company follows ASC Topic 220 Comprehensive Income.  ASC Topic 220 establishes standards for reporting and the presentation of comprehensive income and its components in a full set of financial statements.  ASC Topic 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Recent accounting pronouncements

On June 3, 2009, the FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification was effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. The Codification does not change or alter existing GAAP and there was no impact on our consolidated financial position or results of operations.

The FASB issued authoritative guidance on subsequent events on May 28, 2009, which we adopted on a prospective basis beginning April 1, 2009. The guidance is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application did not have an impact on our consolidated financial position, results of operations or cash flows. We evaluated all events or transactions that occurred through, the date we issued these financial statements. The material recognizable subsequent events are disclosed in Note 17.

Effective January 1, 2009 the FASB issued ASC Topic 805, Business Combinations. This authoritative guidance has changed the required measurement of assets and liabilities in a business combination in favor of a fair value method consistent with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures (see below). Additionally, the Topic requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. The Topic requires prospective application for all acquisitions beginning with the date of adoption. Additionally, the Topic changes the accounting for acquisition costs, restructuring costs, in-process research and development and the resolution of certain acquired tax items.

Effective June 2008 the FASB issued ASC Topic 815, Derivatives and Hedging.  This authoritative guidance as ratified changed the determination of whether an instrument or embedded feature is indexed to an entity’s own stock to address whether certain instruments must be accounted for as derivatives under the Topic and provided specific guidance for an entity to consider if an embedded features is indexed to the entity’s own stock. The Company currently has outstanding convertible debt with embedded features which are considered indexed to the entity’s own stock and as a stand alone instrument would have been included in stockholders’ equity, and therefore subject to a scope exception. The Company adopted this guidance in the current year beginning January 1, 2009, without material impact to the financial statements as the embedded features continue to be considered indexed to the Company’s own stock under the guidance.

Effective January 1, 2008 the FASB issued ASC Topic 820, Fair Value Measurements and Disclosures.  This authoritative guidance has redefined fair value and required the Company to establish a framework for measuring fair value and expand disclosures about fair value measurements. The Company adopted this requirement for financial assets and liabilities measured at fair value on a recurring basis in the year beginning January 1, 2008, and non-financial assets and liabilities measured at fair value on a nonrecurring basis in the year beginning January 1, 2009 without material impacts.

Effective December 2007, the FASB issued ASC Topic 810, Consolidations.  This authoritative guidance, which changes the accounting and reporting of ownership interests in subsidiaries held by parties other than the parent, and the allocation of net income attributable to the parent and the non-controlling interest.  The new guidance also establishes disclosure requirements to separately identify the interests of the parent and the interests of the non-controlling owners.  This new guidance became effective for all fiscal years beginning after December 15, 2008. The Company adopted the provisions of the new guidance in the first quarter of 2009. The adoption of the guidance changed the presentation format of the Company’s consolidated statements of earnings, consolidated statements of stockholders’ equity and consolidated balance sheets for each of the periods presented, but did not have an impact on net earnings or equity attributable to the Company’s shareholders.

3.	ACQUISITION

OcuSense, Inc.

On October 6, 2008, the Company acquired the 42.38% non-controlling shareholdings of Ocusense, Inc. that it did not already own.  As the Company has fully consolidated the financial operations of Ocusense, Inc. since it was acquired on November 30, 2006, the impact of this acquisition was to eliminate the non-controlling interest and the Company recorded a charge to additional paid-in capital for the excess of the purchase price over the carrying value of the non-controlling interest of Ocusense, Inc.  There were no acquisitions made during fiscal 2007 or 2009.

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

OcuSense was considered to be a variable interest entity or a VIE and OccuLogix was considered to be the primary beneficiary of OcuSense's activities.  Accordingly, under ASC Topic 810, the assets, liabilities and non-controlling interest were measured initially at their fair value.

Assets acquired and liabilities assumed consisted primarily of working capital and of a technology intangible asset relating to patents owned by OcuSense.  Before consideration of deferred taxes, the fair value of the assets acquired was greater than the fair value of the liabilities assumed and the non-controlling interest.  Because OcuSense did not comprise a business, the Company applied the simultaneous equation method under the authoritative guidance related to accounting for temporary differences in certain purchase transactions that are not accounted for as business combinations as required by VIE subsections of ASC Topic 810, and adjusted the assigned value of the non-monetary assets acquired (consisting solely of the technology intangible asset) to include the deferred tax liability.

The fair values of OcuSense's assets, liabilities and non-controlling interest, at the date of acquisition, were as follows:

November 30, 2006
Net tangible assets	$2,690,316
Intangible assets	12,895,388
Deferred taxes	(5,158,155)
Non-controlling interest	(6,256,451)
$4,171,098

In estimating the fair value of the intangible assets acquired, the Company considered a number of factors, including the preparation of a valuation that used the income approach to value OcuSense's TearLab™ technology .

October 2008 transaction

On October 6, 2008, the Company acquired the remaining 42.38% interest in Ocusense, Inc. that it did not previously own by issuance of shares with a fair value of $7,924,818, which resulted in the elimination of the non-controlling interest of $3,111,776.  Since the Company had consolidated OcuSense, Inc. as a VIE, the excess of the purchase price over the value of the non-controlling interest acquired was treated as a capital item and was reported as a reduction to Additional Paid In Capital and included in the net loss available to shareholders in the consolidated statement of operations for 2008.

4.  BALANCE SHEET DETAILS

Inventory

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for.  In addition, the Company assesses the impact of changing technology and market conditions.  The net balance of $196,461 at December 31, 2009 represents production materials held for the TearLabTM activities.  At December 31, 2009 and 2008, the Company had set up provisions for excess inventory of $124,402 and $68,062 respectively.

As a result of the Company's financial position at November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for AMD.  Accordingly, the Company wrote down the value of its treatment sets and Octo Nova pumps, the components of the RHEO™ System, to zero as at December 31, 2007 since the Company did not expect to be able to sell or utilize these treatment sets and Octo Nova pumps prior to their expiration dates, in the case of the treatment sets, or before the technologies become outdated.  In 2008, the Company sold 115 Octo Nova pumps.  The sale of these pumps generated revenues of $139,800.  All remaining RHEO™ System inventory was disposed of during 2008.

Fixed Assets

	2009	2008
Furniture and office equipment	$24,812	$24,539
Computer equipment and software	145,134	254,846
Leasehold improvements	-	—
Medical equipment	330,219	315,779
	500,165	595,164
Less accumulated depreciation	360,576	411,780
	$139,589	$183,384

Depreciation expense was $71,157, $63,082, and $844,948, during the years ended December 31, 2009, 2008, amd 2007, respectively, of which $0, $0, and $231,542 is included in discontinued operations for the years ended December 31, 2009, 2008, and 2007, respectively

Patents and trademarks

	2009	2008
Patents	$194,394	$373,361
Trademarks	79,413	136,767
	273,807	510,128
Less accumulated amortization	53,224	240,730
	$220,583	$269,398

Amortization expense was $48,816, $23,101, and $195,494 during the years ended December 31, 2009, 2008, and 2007, respectively.

The Company recorded patents and trademarks as of December 31, 2009 relate to the cost of pending applications for patents and trademarks for the TearLab™ technology.  These patents and trademarks will be amortized, using the straight-line method, over an estimated useful life of 10 years from the date of approval of the patents and trademarks.

Estimated aggregate amortization expense for patents and trademarks at December 31, 2009 is as follows:

2010	$28,009
2011	28,009
2012	28,009
2013	28,009
2014	28,009
Thereafter	80,538
Total	$220,583

Accrued liabilities

	December 31,
	2009	2008
Due to professionals	$302,451	$274,206
Clinical trial accruals	194,800	224,380
Product development costs	13,746	96,359
Due to employees and directors	134,000	—
Amounts due re capital transaction advisory services	100,000	—
Corporate compliance	81,039	102,907
Obligation to repay advances received	66,695	127,301
Restructuring severances	—	12,935
Legal settlement payable	—	125,000
Miscellaneous	200,673	238,705
	$1,093,404	$1,201,793

5.  INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab™ Technology acquired in the acquisition of Ocusense, Inc.  The TearLab™ Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab™ Technology is being amortized using the straight-line method over an estimated useful life of 10 years.  Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $1,214,523, $1,207,031 and $5,308,706, respectively, of which $0, $0 and $2,731,667 is included as amortization expense within discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company has no indefinite-lived intangible assets.

Intangible assets subject to amortization consist of the following:

	December 31, 2009
	Cost	Accumulated Amortization
TearLab™ technology	$12,172,054	$3,818,553

	December 31, 2008
	Cost	Accumulated Amortization
TearLab™ technology	$12,172,054	$2,604,031

Estimated future amortization expense related to intangible assets with finite lives at December 31, 2009 is as follows:

Amortization of intangible assets
2010	$1,214,523
2011	1,214,523
2012	1,214,523
2013	1,214,523
2014	1,214,523
Thereafter	2,280,886
Total	$8,353,501

The Company determined that, as of December 31, 2009, there have been no significant events which may affect the carrying value of its TearLab™ technology.  However, the Company's prior history of losses and losses incurred during the current fiscal year reflect a potential indication of impairment, thus requiring management to assess whether the Company's TearLab™ technology was impaired as of December 31, 2009.  Based on management's estimates of forecasted undiscounted cash flows as of December 31, 2009, the Company concluded that there is no indication of an impairment of the Company's TearLab™ technology.  Therefore, no impairment charge was recorded during the year ended December 31, 2009.

In the year ended December 31, 2007, the Company’s intangible assets included the value of the exclusive distribution agreements the Company had with Asahi Medical, the manufacturer of the Rheofilter filters and the Plasmaflo filters, and Diamed and MeSys, the designer and the manufacturer, respectively, of the OctoNova pumps all relating to the RHEO System.  On November 1, 2007, the Company announced an indefinite suspension of the RHEO™ System clinical development program for Dry AMD and is in the process of winding down the RHEO-AMD study as there is no reasonable prospect that the RHEO™ System clinical development program will be relaunched in the foreseeable future.  In accordance with the guidance related to impairment of intangible assets subject to amortization, the Company concluded that its indefinite suspension of the RHEO™ System clinical development program for Dry AMD was a significant event which may affect the carrying value of its distribution agreements.  Accordingly, management was required to re-assess whether the carrying value of the Company’s distribution agreements was recoverable as of December 31, 2007.  Based on management’s estimates of undiscounted cash flows associated with the distribution agreements, the Company concluded that the carrying value of the distribution agreements was not recoverable as of December 31, 2007.  Accordingly, the Company recorded an impairment charge of $20,923,028 during the year ended December 31, 2007 to record the distribution agreements at their fair value as of December 31, 2007.

6.  DISCONTINUED OPERATIONS

On December 19, 2007, the Company sold to Solx Acquisition, all of the issued and outstanding shares of the capital stock of SOLX, which had been the Glaucoma Division of the Company prior to the completion of this transaction.  The consideration for the purchase and sale of all of the issued and outstanding shares of the capital stock of SOLX consisted of: (i) on the closing date of the sale, the assumption by Solx Acquisition of all of the liabilities of the Company related to SOLX's business, incurred on or after December 1, 2007, and the Company's obligation to make a $5,000,000 payment to the former stockholders of SOLX due on September 1, 2008 in satisfaction of the outstanding balance of the purchase price of SOLX; (ii) on or prior to February 15, 2008, the payment by Solx Acquisition of all of the expenses that the Company had paid to the closing date, as they related to SOLX's business during the period commencing on December 1, 2007; (iii) during the period commencing on the December 19, 2007 and ending on the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 3% of the worldwide net sales of the SOLX 790 Laser and the SOLX Gold Shunt, including next-generation or future models or versions of these products; and (iv) following the date on which SOLX achieves a positive cash flow, the payment by Solx Acquisition of a royalty equal to 5% of the worldwide net sales of these products.  In order to secure the obligation of Solx Acquisition to make these royalty payments, SOLX granted to the Company a subordinated security interest in certain of its intellectual property.  No value was assigned to the royalty payments as the determination of worldwide net sales of SOLX's products is subject to significant uncertainty. Through December 31, 2009, the Company has received no royalties.

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

The Company's results of operations related to discontinued operations for the year ended December 31, 2007 is as follows:

December 31, 2007
Revenue	$244,150
Cost of goods sold
Cost of goods sold	119,147
Royalty costs	26,277
Total cost of goods sold	145,424
98,726
Operating expenses
General and administrative	3,630,943
Clinical and regulatory	2,828,686
Sales and marketing	818,301
Impairment of goodwill	14,446,977
Impairment of intangible assets	22,286,383
44,011,290
(43,912,564)
Other income (expenses)
Interest income	486
Interest and accretion expense	(857,400)
Other	(9,302)
(866,216)
Loss from discontinued operations before income taxes	(44,778,780)
Recovery of income taxes	9,349,882
Loss from discontinued operations	$(35,428,898)

The Company did not have any discontinued operations in the years ended December 31, 2009 and 2008 respectively.  Also the Company did not have any assets and liabilities related to discontinued operations at December 31, 2009 or 2008.

7.  RELATED PARTY TRANSACTIONS

The following are the Company's related party transactions:

TLC Vision

TLC Vision Corporation held a 7.6%, 7.6% and 32.8% ownership interest in the Company, on an issued and outstanding basis, as of December 31, 2009, 2008 and 2007 respectively

TLC provided computer and administrative support to the Company in the years ended December 31, 2009, 2008 and 2007 for which the Company recorded expense of $21,270, $80,091 and $251,927, respectively. The balances due to TLC Vision Corporation were $38,422 and $23,152 at December 31, 2009 and 2008, respectively.

Diamed

Diamed Medizintechnik GmBH or Diamed held a 7.56% ownership interest in the Company, on an issued and outstanding basis, on December 31, 2007.  As at December 31, 2008, this interest had decreased to under 5%.

In the third quarter of 2008, the Company consummated an agreement with Diamed in which the Company agreed to sell to Diamed 117 Octo Nova pumps for $136,800.  These pumps had previously been fully provided for in the fourth quarter of 2007 when the Company scaled back its RHEO™ related activities.  Diamed paid the Company $86,800 for the pumps purchased and applied the remaining $50,000 against minimum royalty payments due to Mr. Hans Stock and Dr. Brunner.

Mr. Hans Stock

Mr. Hans Stock was a significant shareholder of Diamed.  The Company entered into various patent license and royalty agreements with Mr. Stock.  The Company was required to make royalty payments totaling 1.5% of product sales to Mr. Stock, subject to minimum advance royalty payments of $12,500 per quarter.  The advance payments were to be credited against future royalty payments to be made in accordance with the agreement.  On May 19, 2008, the patent license and royalty agreement with Mr. Stock was terminated by Mr. Stock as a result of  non-payment of minimum license fees due at March 31, 2008 and December 31, 2007 of $25,000 and $12,500, respectively.  As such, no amounts were accrued for license fees for Mr. Stock during fiscal year 2008.  Included in due to stockholders at December 31, 2009 and  December 31, 2008 are zero and zero, respectively, as amounts due to Mr. Stock for royalties were applied by Diamed against amounts due to the Company for Octo Nova pumps purchased by Diamed from the Company.

Other

On November 30, 2006, the Company announced that Mr. Elias Vamvakas, the Chairman, Chief Executive Officer and Secretary of the Company, had agreed to provide the Company with a standby commitment to purchase convertible debentures of the Company in an aggregate maximum amount of $8,000,000 (the "Total Commitment Amount").  No portion of the standby commitment was ever drawn down by the Company, and the Company paid Mr. Vamvakas a total of $29,808 in commitment fees in February 2007.

Marchant Securities Inc. (“Marchant”), a firm beneficially owned as to approximately 32% by Mr. Vamvakas and members of his family, introduced the Company to the lenders of the (i) $3,000,000 aggregate principal amount Original Bridge Loan that the Company secured and announced on February 19, 2008; (ii) the $300,000 aggregate principal amount Additional Bridge Loan I secured and announced on May 5, 2008; and (iii) the $3,403,500 aggregate principal amount Additional Bridge Loan II secured and announced on July 28, 2008.  The Company also has retained Marchant in connection with the proposed private placement of $2,173,000 of OccuLogix's common stock, announced by the Company on July 28, 2008, for which Marchant was paid $750,000 representing approximately 17% of the gross aggregate proceeds of such private placement and bridge loans by Canadian investors.  Marchant has been paid $268,800 in cash and $481,200 in the form of equity securities of the Company.  As $570,000 of this balance was payable only upon the successful completion of the private placement, this amount was recorded as an offset to proceeds received.  The remaining $180,000 was paid in conjunction with the bridge loans and was recorded as finance costs in the statement of operations in the year ended December 31, 2008.

On August 20, 2009, we entered into a distribution agreement with Science with Vision, pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  We began selling products through the Canadian distributor in 2010. Elias Vamvakas, the Company’s chairman of the Board and chief executive officer, has a material financial interest in Science with Vision.

On November 25, 2009, OccuLogix, Inc., entered into an agency agreement with Marchant.  The agreement has an effective date of November 20, 2009.  Pursuant to the terms of the agreement, Marchant will act as the Canadian placement agent in connection with a proposed private placement of up to $5,000,000 of the Company’s common stock.  Under the agreement, Marchant will act as the Company’s sole and exclusive agent in Canada for the offer for sale, on a best efforts basis, of the Company’s common stock in connection with the proposed offering and will be entitled to receive, at each closing of the sale of such shares, a number of shares of the Company’s common stock equal to 9% of the number of shares sold in such closing to persons resident in Canada.  As a result of the closing of a private placement financing which the Company closed in two transches on January 11, 2010 and March 19, 2010, under the Agency agreement, the Company issued an aggregate of 101,548 shares to Marchant at the first and second closings.

The Company has also agreed to indemnify Marchant, its affiliates and their respective directors, officers, employees, shareholders and agents against all expenses, losses, claims, actions, damages or liabilities, and the reasonable fees and expenses of their counsel, arising out of the provision of the services pursuant to the agreement.

On November 2, 2009, OccuLogix, Inc., or the Company, entered into a capital advisory agreement for a minimum of two years with Greybrook Capital Inc., or Greybrook.  On January 8, 2010, the Company and Greybrook entered into an amendment to the capital advisory agreement.  Pursuant to the terms of the agreement, as amended, Greybrook is entitled to receive in consideration of its provision of capital advisory services to the Company, within 90 days of the agreement and again on or before the first anniversary of the date of the agreement, compensation consisting of (i) $100,000 in cash or (ii) shares of the Company’s common stock equal to the quotient of (A) $100,000 and (B) $1.22, the closing consolidated bid price on the date of the original execution of the agreement.  All other terms and conditions of the agreement remain in full force and effect.  Elias Vamvakas, chairman of the Company’s board of directors and acting chief executive officer, is a principal with, and holds a material financial interest in Greybrook.

On January 25, 2007, the Company entered into a consulting agreement with Dr. Michael Lemp, a former member of the board of OcuSense, Inc., for the purpose of procuring consulting services as OcuSense's Chief Medical Officer.  Dr. Lemp is entitled to $100,000 per annum to be paid at the end of each month and a $99 monthly expense reimbursement stipend. The consulting agreement may be terminated by either party with 14 days notice.  Dr. Lemp will be available to OcuSense on an average of 20 hours a week or 1,000 hours per year for which the Company recorded an expense of $88,861, $117,952 and $67,062 for the years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009 there was  $6,094 due to Dr. Lemp, there were no outstanding balances due at either December 31, 2008 or 2007.

8.  INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets
Intangible assets	$222,150	$66,548
Fixed assets	24,434	(34,248)
Stock options	5,748,858	5,852,241
Accruals and other	289,610	237,882
Net operating loss carry forwards	3,771,760	2,215,707
	10,056,812	8,338,130
Valuation allowance	(6,519,042)	(6,122,423)
Deferred tax asset	3,537,770	2,215,707
Deferred tax liability
Beneficial Conversion Feature	(196,370)	—
Intangible assets (other than goodwill)	(3,341,400)	(3,827,209)
Deferred tax liability	(3,537,770)	(3,827,209)
Deferred tax liability, net	$—	$(1,611,502)

The following is a reconciliation of the recovery of income taxes between those that are expected, based on enacted tax rates and laws, to those currently reported:

	December 31,
	2009	2008	2007
Loss for the year before income taxes	$(6,287,753)	$(9,706,237)	$(39,966,628)
Expected recovery of income taxes	(2,515,101)	(3,646,187)	(14,568,150)
Non-controlling interest	—	(791,089)	(524,871)
Stock-based compensation	144,061	—	(677,699)
Section 382 limitation of deferred assets	—	42,376,546	—
Deferred state tax rate adjustment	(666,896)	—	—
Return to provision	673,178	1,446,380	(35,270)
Non-deductible expenses & other	65,604	11,071	252,519
Change in valuation allowance	396,619	(39,734,567)	9,987,929
Recovery of income taxes from continued operations	(1,902,535)	(337,846)	(5,565,542)
Recovery of income taxes from discontinued operations	—	—	(9,349,882)
Total recovery of income taxes	$(1,902,535)	$(337,846)	$14,915,425

The October 6, 2008 closing of the private investment by certain investors, the acquisition of the remaining ownership interest in TearLab, Inc. and the conversion of the bridge loans combined to result in a change of control for tax purposes causing Section 382 and 383 restrictions on the use of tax losses to apply.  Utilization of the net operating loss and capital loss carryforwards will be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred. These ownership changes will limit the amount of net operating loss and capital loss carryforwards that can be utilized to offset future taxable income. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. Such limitations will result in approximately $42.3 million of tax benefits related to net operating loss and capital loss carryforwards that will expire unused. Accordingly, the related net operating loss and capital loss carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to our operations in the U.S. will not impact our effective tax rate.

At December 31, 2009, we had federal net operating loss carryforwards of approximately $83.6 million, of which $65.1 million will expire due to the 382 limitation, and California net operating loss carryforwards of approximately $18.9 million, of which $14.7 million will expire due to 382 limitation. The federal net operating loss carryforwards begin to expire in 2012, and the California net operating loss carryforwards begin to expire in 2013.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits balance at January 1, 2007	$24.8
Change related to prior year tax positions	-
Unrecognized tax benefits balance at December 31, 2007	$24.8
Decrease related to change of control and Sec.382 restrictions	(24.8)
Unrecognized tax benefits balance at December 31, 2008	-
Change related to prior year tax positions	-
Unrecognized tax benefits balance at December 31, 2009	$-

The Company’s policy is to recognize interest and penalties related to income tax matters in other expense. Because the Company has generated net operating losses since inception for both state and federal purposes, no additional tax liability, penalties or interest has been recognized for balance sheet or income statement purposes as of  and for the period ended December, 31, 2009.

When applicable, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as other expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.  As of December 31, 2009, the Company did not have any liability for the payment of interest and penalties.

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

9.	NOTES PAYABLE AND ACCRUED INTEREST

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

 In connection with the Financing, the Company will issue warrants with a life of five years to purchase shares of common stock equal in value to ten percent of the aggregate principal amount of the notes (the “Warrants”).  The exercise price of the Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The warrants will not be issued until the Notes are converted to common shares of the Company. The Company has recorded $162,621 representing the fair value of the warrants in additional paid-in capital which has been calculated using the Black-Scholes value model. The value of the warrant is being accreted over the two year term of the Notes and in the year ended December 31, 2009, an amortization charge of $52,617 is included in other income (expense).

As the conversion price of the Notes, reflects a price discounted from the fair market value of the Company’s common stock, there is a deemed beneficial conversion feature associated with the Financing. The Company has recorded $727,582 representing the value of the beneficial conversion feature in additional paid-in capital. The value of the beneficial conversion is being amortized over the two year term of the Notes and for the year ended December 31, 2009, a charge of $236,657 is included in other income (expense).

The Company incurred $87,199 in legal and consulting expenses related to the Financing which was allocated to deferred finance charges  for $42,844 and cost of equity for $44,355 in proportion to the allocation of the Financing amount between equity and liabilities.  The value of the deferred financing is being accreted over the two year term of the Notes and for the year ended December 31, 2009, an expense of $13,707 was included in other income (expense).

Richard Lindstrom, M.D. and Tom Davidson, both of whom are directors of the Company, invested $100,000 each in the Financing.  Greybrook Corporation, an entity controlled by Elias Vamvakas, Chairman and Interim CEO of the Company, or members of his family, invested $310,000 in the Financing.

Accrued interest of $93,248 at December 31, 2009 for the periods from the July 15, 2009 and August 31, 2009 through December 31, 2009 is included in the Notes Payable and accrued interest balance on our balance sheet.

10.  RESTRUCTURING CHARGES

In December 2007, the Board of Directors, approved a restructuring plan which included the termination of employment of certain members of its executive team in light of the Company's financial situation and in connection with the indefinite suspension of its RHEO™ System clinical development program and the sale of SOLX.  In accordance with ASC Topic 420 Exit or Disposal Cost Obligations the Company recognized a total of $1,312,721 in restructuring charges during the year ended December 31, 2007.  The total restructuring charges recorded in the year ended December 31, 2007 consist solely of severance and benefit costs related to the termination of employees at both the Company's Mississauga, Ontario and Palm Harbor, Florida offices.  All severance and benefit costs were fully paid as at December 31, 2009.

During 2008, the Company completed its restructuring plan including obtaining the agreement of certain former executives and the shareholder approval for portions of the severance or retention liabilities to be replaced with fully vested options exercisable into common shares of the Company.  In accordance with ASC Topic 420 Exit or Disposal Cost Obligations the Company recognized a total of $2,440,820 in restructuring charges during the year ended December 31, 2008 related to severance and benefit costs to  terminated employees at the Company's Mississauga, Ontario office.  The Company granted to 11 former executives and one current executive options with an equivalent fair value to $2,212,855 in lieu of cash severance payments.  In addition, the Company modified the existing options held by the employees to allow for continued vesting under the original terms of the options and to remove the provision requiring the options to expire 90 days after they were terminated.  In accordance with ASC Topic 718 Compensation-Equity Compensation the Company treated the modification as the grant of a new award.  As these individuals are no longer employees or rending further service to the Company after termination, the fair value of the reissued options on the modification date was then expensed immediately as no further service is expected from the terminated employees. All severance and benefit costs have been paid as of December 31, 2009.

11.  NON-CONTROLLING INTEREST

OcuSense was determined to be a VIE and OccuLogix was the primary beneficiary.  On acquisition of OcuSense, ASC Topic 810 required that assets, liabilities and non-controlling interest were measured at fair value.

After initial measurement, the non-controlling interest reflected the initial fair value of the non-controlling's interest less the non-controlling's proportionate interest in losses incurred, plus the fair value of all vested options and warrants issued to parties other than OccuLogix as of the date of acquisition, as well as the value of options and warrants vested and issued after the acquisition date.

In addition, the Company has accounted for the milestone payments, made subsequent to the acquisition date. The Company determined the fair value of the milestone payments on the date of acquisition by incorporating the probability that the milestone payments will be made, as well as the time value associated with the planned settlement date of the payments. Upon payment of the milestone payments, the Company recorded the non-controlling interest portion of the change in fair value of the milestone payment (i.e., the non-controlling interest portion of the ultimate value of the milestone payment less the initial fair value determination) as an expense, with a corresponding increase to non-controlling interest, to reflect the additional value provided to the non-controlling interest in excess of that contemplated on the acquisition date.

The following table summarizes the change in non-controlling interest during each of the following periods:

	Years Ended December 31
	2009	2008
Non-controlling interest at the beginning of period	$—	$4,953,960
Non-controlling share of loss from operations in the period	—	(1,977,722)
Fair value of stock-based compensation	—	135,538
Investment to acquire non-controlling interest	—	(3,111,776)
Non-controlling interest at the end of period	$—	$—

Non-controlling stockholders' share of net losses from operations for the year ended December 31, 2008 of $2,181,541 was offset by $203,819 to reflect a non-controlling increment for the second of two milestone payments required under the original purchase agreement.  The increment represents the non-controlling stockholders' ownership percentage of the variance between the actual milestone payments made and the original fair value of the milestone payments reported when the Company acquired its ownership interest in OcuSense.  No future milestone payments remain to be paid. As a result of the Company’s acquisition of the remaining ownership in TearLab, Inc. (formerly Ocusense, Inc.) on October 6, 2008, no non-controlling stockholders’ share of net losses from operations was reported in the year ended December 31, 2009.

12.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments relating to operating leases recognized on a straight line basis over the term of the lease for rental of office space and equipment from unrelated parties which expire in 2010.  The total future minimum obligation under the various leases is $87,990 for 2010.  The Company has entered into a sub-lease of its Skymark offices to partially offset these obligations in the amount of $18,876 for 2010.  Rent expensed under these leases was $173,625, $130,830, and $267,193 for the years ended December 31, 2009, 2008 and 2007, respectively.

On March 12, 2003, TearLab entered into a patent license and royalty agreement with University of California San Diego to obtain an exclusive license to make, use, sell, offer for sale, and import existing TearLab™ technology.  The Company is required to make royalty payments of $35,000 or 5.5% of gross sales per year, whichever is higher.  During the year ended December 31, 2009, the Company incurred fees of $47,232 under this agreement.  Additionally, the Company is required to pay a royalty of 30% of any sublicense fees it receives prior to receiving FDA approval and 25% of any sub-license fees it receives after FDA approval. Future minimum royalty payments under this agreement as of December 31, 2009 are approximately as follows:

2010	$35,000
2011	35,000
2012	35,000
2013	35,000
2014	35,000
Thereafter	175,000
Total	$350,000

On February 4, 2006, TearLab entered into a patent license and royalty agreement with University of California San Diego to obtain an exclusive license to make, use, sell, offer for sale, and import existing Pulsar technology.  The Company was required to make royalty payments of $50,000 or 4.5% of net sales per year, whichever was higher, during the first two years of the agreement.  The Company was required to make royalty payments of $75,000 or 4.5% of net sales, whichever was higher, during year three of the agreement.  Additionally, beginning in calendar year 2009, the Company was required to make minimum license maintenance fee payments in the amount of $10,000 per year.  During the year ended December 31, 2009, the Company incurred fees of $10,000 under this agreement.  This agreement was terminated effective February 15, 2010 and final payment of the annual license maintenance fee will be paid during fiscal 2010.

On February 23, 2009, the Company entered into an agreement for the manufacturing of its TearLab reader and pens. Upon termination or cancellation of the agreement, the Company is liable for inventory and materials remaining at 110% of the manufacturers cost. At December 31, 2009, the manufacturer maintained inventory and materials with a value of approximately $275,000 all of which had been purchased to meet manufacturing requirements of purchase orders issued by the Company.

On November 2, 2009, OccuLogix, Inc., or the Company, entered into a capital advisory agreement for a minimum of two years with Greybrook Capital Inc., or Greybrook to pay an advisory fee in cash or shares.  At the March 19, 2010, no payment had yet been made and as a result a minimum obligation of $200,000 remains outstanding.

Contingencies

During the ordinary course of business activities, the Company may be contingently liable for litigation and a party to claims. Currently the Company is not party to any litigation. Management believes that adequate provisions have been made in the accounts where required.  Although it is not possible to estimate the extent of potential costs and losses, if any, management believes that the ultimate resolution of any such contingencies will not have a material adverse effect on the financial position and results of operations of the Company.

13.  FAIR VALUE MEASUREMENTS

The Company accounts for the methods of measuring fair value in accordance with the provisions of the FASB Topic 820 Fair Value Measurements and Disclosures. As defined in the guidance, fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

At December 31, 2009, the Company has a liability for warrants to purchase 110,578 shares of common stock at an exercise price of $46.25 that are valued at $3,195 under the level 3 hierarchy.

The following table provides a reconciliation for all liabilities measured at fair value using significant unobservable inputs (level 3) for the year ended December 31, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2009	$57,666
Change in fair value of warrant liability included in other (income) / expense	(54,471)
Balance of warrant liability at December 31, 2009	$3,195

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

(b)  Common stock

On February 1, 2007, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement 2007") with certain institutional investors, pursuant to which the Company agreed to issue to those investors an aggregate of 267,094 shares of the Company's common stock (the "Shares 2007") and five-year warrants exercisable into an aggregate of 106,838 shares of the Company's common stock (the "Warrants").  The per share purchase price of the Shares 2007 was $37.50, and the per share exercise price of the Warrants is $46.25, subject to adjustment.  The Warrants became exercisable on August 6, 2007.  Pursuant to the Securities Purchase Agreement 2007.  The gross proceeds of the sale of the Shares 2007 and the Warrants totaled $10,016,000 (less transaction costs of $871,215).  The Company also issued to Cowen and Company, LLC a five-year warrant exercisable into an aggregate of 3,740 shares of the Company's common stock (the "Cowen Warrant") in partial payment of the placement fee payable to Cowen and Company, LLC for the services it had rendered as the placement agent in connection with the sale of the Shares 2007 and the Warrants.  The estimated grant date fair value of the Cowen Warrant of $97,222 is included in the transaction costs of $871,215.

On October 6, 2008, the Company issued 7,536,129 common shares resulting from the successful closing of a number of related transactions.  These transactions included a private placement resulting in the issuance of 869,200 common shares of the Company, the conversion of outstanding bridge loans into 3,304,511 common shares of the Company, the issuance of 3,169,938 common shares of the Company to acquire the remaining ownership interest in Ocusense, Inc. and the issuance of 192,480 common shares of the Company to Marchant Securities Inc. ("Marchant Securities") as payment for services rendered, (the "Restructuring Transactions") and are described in greater detail below.

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

On September 30, 2008, the stockholders of the Company approved the pre-payment by the Company of the aggregate outstanding bridge loans in the amount $6,703,500 and accrued interest of $318,478, transacted under the loan agreement, entered into on February 19, 2008, by the Company, the lenders and Marchant Securities Inc. (the "Loan Agreement") pursuant to which the Company agreed to issue to those lendors an aggregate of 3,304,511 shares of the Company's common stock (the "Loan Shares").  The Company received funding under the Loan Agreement of $3,000,000 on February 19, 2008 ,$300,000 on May 5, 2008 and $3,403,500 on July 28, 2008 .  The date of the pre-payment of the outstanding bridge loans was October 6, 2008.  The per share conversion price of the Loan Shares were $2.125 representing a 15% discount to the purchase price paid by the investors of the Securities Purchase Agreement 2008.  As a result of the discount the Company recorded beneficial conversion on bridge loan shares issued of $1,239,163 in accordance with accounting guidance.

On September 30, 2008, the shareholders of the Company approved and adopted the Agreement and Plan of Merger and Reorganization, dated April 22, 2008, by the Company, OcuSense Acquireco, Inc. and OcuSense, Inc., and as amended by the Amending Agreement, dated as of July 28, 2008, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of OcuSense, Inc. that the Company did not already own in exchange for the issuance of an aggregate of 3,169,938 shares of its common stock (the "Merger Shares") to the non-controlling stockholders of OcuSense, Inc..  The per share purchase price of the Merger Shares was $2.50.  The common shares were issued on October 6, 2008 subsequent to receiving the approval of shareholders.

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

On April 21, 2009, having received the approval of the board of directors, the Company issued 38,276 shares valued at $110,000 under the terms and conditions of a settlement agreement.

On January 11, 2010, the Company announced the sale of 1,886,291 shares of its common stock for an aggregate of approximately $1,743,989. The Company also received commitments to purchase an additional 1,358,475 shares for an aggregate of approximately $1,256,011 subject to obtaining stockholder approval in accordance with the rules of the NASDAQ Capital Market. The per share price of the shares, $0.92456, is equal to 80% of the volume weighted average price of the Company’s common stock for the 10 trading days ending on the day immediately preceding the January 8, 2010 closing date. On March 3, 2010, at a special meeting of the shareholders of the Company, the issuance of 1,358,475 shares of stock was approved for issuance. The shares were issued on March 19, 2010.  TearLab intends to use the net proceeds of the offering for working capital and general corporate purposes.

Related to the 3,244,766 shares issued per the January 11, 2010 announcement, the Company issued 101,548 shares to Marchant.

On March 18, 2010, the Company closed a registered direct financing in which it sold approximately 1,552,796 shares of its common stock and warrants to purchase approximately 621,118 shares of its common stock for gross proceeds of approximately $5,000,000.  The investors agreed to purchase the shares and warrants for $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The exercise price of the warrants will be $4.00 per share. The warrants will be exercisable at any time on or after the sixth-month anniversary of the closing date through and until the 18-month anniversary of the closing of the offering.

(c)  Stock Option Plan

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

The Company has also issued options outside of the Stock Option Plan.  These options were issued before the establishment of the Stock Option Plan, when the authorized limit of the Stock Option Plan was exceeded or as permitted under stock exchange rules when the Company was recruiting executives.  In addition, options issued to companies for the purpose of settling amounts owed were issued outside of the Stock Option Plan, as the Stock Option Plan prohibited the granting of options to companies.  The issuance of such options was approved by the Board and granted on terms and conditions similar to those options issued under the Stock Option Plan.

The Company accounts for stock-based compensation under the provisions of ASC Topic 718 Compensation-Equity Compensation.  ASC Topic 718 requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  The amount of expense recognized during the period is affected by many complex and subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's consolidated statements of operations:

	December 31,
	2009	2008	2007
General and administrative	$298,644	$152,524	$65,660
Clinical and regulatory	159,984	108,674	216,246
Sales and marketing	60,106	(76,203)	199,065
Stock-based compensation expense before income taxes (i)	$518,734	$184,995	$480,971
_______________________
(i)
Stock-based compensation expense relating to discontinued operations included in the Company's consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, were, zero, zero, and $72,800, respectively.

Net cash proceeds from the exercise of common stock options were $0, $0 and $2,228 for the years ended December 31, 2009, 2008 and 2007, respectively.  No income tax benefit was realized from stock option exercises during the years ended December 31, 2009, 2008 and 2007.  In accordance with ASC Topic 718, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The weighted-average fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $1.04, $2.17, and $0.90, respectively.

The estimated fair value of stock options for the periods presented was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2009	2008	2007
Volatility	102%	115%	76.5%
Expected life of options	5.54 years	4.22 years	5.85 years
Risk-free interest rate	2.06%	1.82%	4.87%
Dividend yield	0%	0%	0%

The Company's computation of expected volatility for the years ended December 31, 2009, 2008 and 2007 is based on the Company's historical stock prices after its initial public offering in December 2004 and for prior periods a comparable company's historical stock prices were used as the Company did not have sufficient historical data.  The Company's computation of expected life was estimated using the "short-cut approach" as provided in SAB No. 110 as options granted by the Company meet the criteria of "plain vanilla" options as defined in SAB No. 110.  Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period.  The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

A summary of the options issued during the year ended December 31, 2009 and the total number of options outstanding as of that date and changes since December 31, 2006 are set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006 (i)	169,493	$43.75	7.61	$—
Granted	43,100	32.75
Exercised	(90)	24.75
Forfeited	(21,003)	45.75
Outstanding, December 31, 2007	191,500	41.04	7.41	—
Assumption of OcuSense stock options outstanding	673,034	1.35
Granted	1,452,166	2.79
Exercised	—	—
Forfeited	(38,217)	40.30
Outstanding, December 31, 2008	2,278,483	$4.95	8.41	522,547
Granted	1,200,864	1.39
Exercised	—	—
Forfeited	(122,840)	7.21
Outstanding, December 31, 2009	3,356,507	$3.59	8.01	304,471
Vested or expected to vest, December 31, 2009	2,326,186	$4.38	7.82	$304,471
Exercisable, December 31, 2009	2,205,690	$4.27	7.53	$304,471

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, calculated as the difference between the Company's closing stock price on the last trading day of fiscal 2009 of $1.25 and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options had been exercised on December 31, 2009.

The total fair value of stock options vested during the years ended December 31, 2009, 2008, and 2007 was $394,483, $441,433, and $1,063,507, respectively.

As of December 31, 2009, $2,070,519 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.58 years.

As of December 31, 2009, the Company had zero options remaining in the Stock Option Plan available for grant.

As of December 31, 2009, the Company had granted 325,000 options to certain executives which require shareholder approval to increase the option pool by at least 325,000 options before the options granted to these certain executives become exerciseable. If shareholder approval is not obtained by December 2, 2010 to increase the option pool, then these options shall expire and will be returned to the Plan. 100,000 of these options were fully vested as at December 31, 2009, 200,000 of the options vest monthly and are fully vested at the end of 2010 and 25,000 of the options vest one-third annually on the anniversary of its grant date of September 30, 2009.

(d)  Warrants

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

The Company accounts for the Warrants and the Cowen Warrant in accordance with the provisions of FASB ASC Topic 815 Derivatives and Hedging.  The FASB guidance requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  Also, based on applicable guidance from the FASB, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity.  Accordingly, the Company classified the Warrants and the Cowen Warrant as current liabilities at December 31, 2008 and 2009, respectively.

The estimated fair value of the Warrants and the Cowen Warrant at December 31, 2009 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	106%
Expected life of Warrants	2.08 years
Risk-free interest rate	1.19%
Dividend yield	0%

In addition, the Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the Warrants and the Cowen Warrant as of December 31, 2009 and determined the aggregate fair value to be $3,195, a decrease of approximately $54,470 over the measurement of the aggregate fair value of the Warrants and the Cowen Warrant on December 31, 2008. This decrease is recorded as a gain during 2009.

A summary of the Warrants issued and outstanding during the three years ended December 31, 2009 are set forth below:

	Number of warrants outstanding	Weighted average exercise price (i)
Outstanding, December 31, 2007	110,578	$55.00
Granted	—	—
Forfeited	—	—
Outstanding, December 31, 2008	110,578	46.25
Granted	—	—
Forfeited	—	—
Outstanding, December 31, 2009	110,578	$46.25

(i)           The bridge loan funding in 2008 resulted in a change in exercise price for the warrants from $55.00 to $46.25.

In connection with the Financing which the Company was engaged in July and August 2009, the Company will issue 109,389 warrants (“Financing Warrants”) with a life of five years to purchase shares of common stock equal in value to ten percent of the aggregate principal amount of the notes issued in the Financing.  The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The warrants will not be issued until the convertible secured notes are converted to common shares of the Company and will be exerciseable upon issuance. The Company has recorded $162,621 representing the fair value of the Financing Warrants at the issuance date which has been calculated using the Black-Scholes value model. The value of the Financing Warrants is being amortized over the two year term of the convertible secured debt and a charge of $52,617 is included in other income (expense).

15.  CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital and non-current asset balances related to operations consists of the following:

	Years ended December 31,
	2009	2008	2007
Accounts receivable	184,017	41,759	(58,782)
Inventory	(48,260)	(148,201)	2,756,759
Prepaid expenses	(21,544)	165,063	37,951
Other current assets	(9,231)	(11,238)	7,000
Other non-current assets	(170,121)	—	—
Accounts payable	132,847	(878,128)	797,415
Accrued liabilities	1,611	(1,671,658)	911,987
Deferred revenue	(86,423)	237,400	—
Due to stockholders	15,270	(9,662)	(109,842)
	$(1,834)	$(2,274,665)	$4,342,488

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Years ended December 31,
	2009	2008	2007
Free inventory	$—	$—	$418,303
Warrant issued in partial payment of placement fee	—	—	97,222
Warrant value arising from issuance of convertible debt funding	162,621	—	—
Beneficial conversion feature value arising from issuance of convertible debt funding	727,582	—	—
Common stock issued in a settlement agreement	110,000	—	—
Common stock issued on merger	—	7,924,818	—
Non-controlling Interest Acquired	—	3,111,776	—
Conversion of bridge loans and accrued interest to common stock	—	8,261,143	—
Common stock issued to Marchant Securities for services provided in the PIPE and bridge loan transaction.	—	481,200	—

Additional cash flow information
Interest paid	—	—	11,180
Income taxes recovered (paid), net	$—	$—	$—

16.  SEGMENT INFORMATION

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

The Company’s business units are as follows:

	Year ended December 31, 2009
	Retina	Point-of-care	Total
Revenue	$—	$868,763	$868,763
Expenses:
Cost of goods sold	—	567,878	567,878
Operating	130	4,891,723	4,891,853
Depreciation and amortization	—	1,334,496	1,334,496
Loss from continuing operations	(130)	(5,925,334)	(5,925,464)
Interest income	—	2,775	2,775
Interest expense	—	(93,248)	(93,248)
Changes in fair value of warrant obligation	—	54,470	54,470
Amortization of deferred financing charges	—	(302,981)	(302,981)
Other income (expense), net	—	(23,305)	(23,305)
Recovery of income taxes	—	1,902,535	1,902,535
Loss from continuing operations	$(130)	$(4,385,088)	$(4,385,218)
Total assets	$9,875	$9,723,268	$9,733,143

	Year ended December 31, 2008
	Retina	Point-of-care	Total
Revenue	$158,300	$299,902	$458,202
Expenses:
Cost of goods sold	26,500	136,848	163,348
Operating	3,215,541	4,715,397	7,930,938
Depreciation and amortization	26,554	1,267,062	1,293,616
Restructuring charges	2,440,820	—	2,440,820
Loss from continuing operations	(5,551,115)	(5,819,405)	(11,370,520)
Interest income	70,566	5,967	76,533
Interest expense and finance fees	(498,478)	—	(498,478)
Changes in fair value of warrant obligation	(57,666)	—	(57,666)
Gain on short-term investment	1,036,250	—	1,036,250
Beneficial conversion on bridge loan shares issued	—	(1,239,163)	(1,239,163)
Other income (expense), net	288,496	80,589	369,085
Non-controlling interest	—	1,977,722	1,977,722
Recovery of income taxes	—	337,846	337,846
Loss from continuing operations	$(4,711,947)	$(4,656,444)	$(9,368,391)
Total assets	$2,391,196	$11,013,881	$13,405,077

	Year ended December 31, 2007
	Retina	Point-of-care	Total
Revenue	$91,500	$—	$91,500
Expenses:
Cost of goods sold	2,398,103	—	2,398,103
Operating	10,230,299	4,577,178	14,807,477
Depreciation and amortization	2,065,088	1,320,851	3,385,939
Impairment of intangible asset	20,923,028	—	20,923,028
Restructuring charges	1,312,721	—	1,312,721
Loss from continuing operations	(36,837,739)	(5,898,029)	(42,735,768)
Interest income	551,948	57,985	609,933
Interest expense	(16,444)	(784)	(17,228)
Changes in fair value of warrant obligation	1,882,497	—	1,882,497
Loss on short-term investment	(1,036,250)	—	(1,036,250)
Other income (expense), net	(6,546)	24,557	18,011
Non-controlling interest	—	1,312,178	1,312,178
Recovery of income taxes	3,186,334	2,379,208	5,565,542
Loss from continuing operations	(32,276,200)	(2,124,885)	(34,401,085)
Total assets	$3,672,542	$11,640,195	$15,312,737

The following table provides geographic information related to the Company's fixed assets and revenues:

	United States	Canada	Rest of World	Total
December 31, 2009
Fixed assets	$138,865	$724	$-	$139,589
Revenues	$184,201	$90,246	$594,316	$868,763
December 31, 2008
Fixed assets	$179,259	$4,125	$-	$183,384
Revenue	$-	$-	$458,202	$458,202
December 31, 2007
Fixed assets	$61,984	$60,302	$-	$122,286
Revenue	$-	$-	$91,500	$91,500

17.  SUBSEQUENT EVENTS

On January 11, 2010, the Company sold 1,886,291 shares of its common stock for an aggregate of approximately $1,743,989. The Company also received commitments to purchase an additional 1,358,475 shares for an aggregate of approximately $1,256,011 subject to obtaining stockholder approval. The per share price of the shares, $0.92456, was equal to 80% of the volume weighted average price of the Company’s common stock for the 10 trading days ending on the day immediately preceding the January 8, 2010 closing date.

On March 3, 2010, at a special meeting of the shareholders of the Company, the issuance of an additional 1,358,475 shares of stock was approved for issuance. As a result of this approval, on March 19, 2010, the Company completed the sale of an additional 1,358,475 shares for an aggregate amount of $1,255,992. TearLab intends to use the net proceeds of the offering for working capital and general corporate purposes.

On March 15, 2010, the Company obtained commitments from several investors to purchase approximately 1,552,796 shares of its common stock and warrants to purchase approximately 621,118 shares of its common stock for gross proceeds of approximately $5,000,000.  The investors agreed to purchase the shares and warrants for $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The closing of the offering took place on March 18, 2010. The exercise price of the warrants is $4.00 per share. The warrants are exercisable at any time on or after the sixth-month anniversary of the closing date through and until the 18-month anniversary of the closing of the offering.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited consolidated statement of operations data for each quarter of fiscal 2009 and 2008:

	Fiscal 2009 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$243,258	$96,849	$263,221	$265,436
Gross profit (loss)	124,059	(33,769)	124,389	86,205
(Loss) from continuing operations	(1,709,160)	(1,722,927)	(1,091,854)	(1,401,523)
Net (loss)	$(1,002,591)	$(1,021,008)	$(654,653)	$(1,706,966)
Net (loss) available to common shareholders	(1,002,591)	(1,021,008)	(654,653)	(1,706,966)
Weighted average number of shares outstanding basic and diluted	9,828,409	9,858,179	9,866,685	9,866,685
Net (loss) per common share basic and diluted (ii)	$(0.10)	$(0.10)	$(0.07)	$(0.17)
Net (loss) available to common shareholders per common share basic and diluted (iv)	$(0.10)	$(0.10)	$(0.07)	$(0.17)

	Fiscal 2008 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$7,200	$127,200	$23,900	$299,902
Gross profit (loss)	(17,356)	127,200	21,955	163,055
(Loss) from continuing operations(i)	(2,277,075)	(2,536,977)	(2,282,952)	(2,271,387)
Net (loss)	$(2,277,075)	$(2,536,977)	$(2,282,952)	$(2,271,387)
Excess of purchase price over non-consolidating interest in OcuSense, Inc.	—	—	—	(4,813,042)
Net (loss) available to common shareholders.	(2,277,075)	(2,536,977)	(2,282,952)	(7,084,429)
Weighted average number of shares outstanding basic and diluted	2,292,280	2,292,280	2,292,280	9,336,922
Net (loss) per common share basic and diluted (ii)	$(0.99)	$(1.11)	$(1.00)	$(0.24)
Net (loss) available to common shareholders per common share basic and diluted (ii)	$(0.99)	$(1.11)	$(1.00)	$(0.76)
______________________
(i)
Loss from continuing operations for the three months ended December 31, 2008 includes a reversal of a prior year charge for the loss on short-term investments of $1,036,250.  Income of $1,036,250 was recognized as a result of the purchase by Credit Suisse of all of the Company's short-term investments.

(ii)
Net loss per share basic and diluted are computed independently for the quarters presented.  Therefore, the sum of the quarterly per share information may not be equal to the annual per share information.

ITEM 8.                  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 8A.	Controls and Procedures.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at December 31, 2009 our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  The Company’s intenal controls over financial reporting was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	Other Information.

None.

PART III

ITEM 9.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 10.	Executive Compensation.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 11.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 12.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 13.	Principal Accounting Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 14.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of the report:

(1)	Financial Statements included in PART II of this report:

(2)	Financial Statement Schedules:

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
	$	$	$	$	$
Fiscal 2007
Bad debt reserves	—	172,992	—	—	172,992
Inventory reserves	5,101,394	2,790,209	—	(596,058)	7,295,545
Fiscal 2008
Bad debt reserves	172,992	—	—	(172,992)	—
Inventory reserves	7,295,545	68,062	—	(7,295,545)	68,062
Fiscal 2009
Bad debt reserves	—	9,257	—	(1,725)	7,532
Inventory reserves	68,062	56,340	—	—	124,402

1.	During fiscal 2007, the Company utilized inventory that had previously been provided for.
2.
During 2008, the Company disposed of or sold all RHEO related inventory.  Product acquired for TearLab clinical trial purposes and not utilizable due to changes in clinical trial requirements were utilized for testing and development purposes.

3.
During 2009, the Company provided for excess inventory not forecasted to be consumed within one year or less, as well as certain outstanding accounts receivable per the Company’s bad debt reserve policy.

(3)	List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits: The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description	Incorporated by Reference

2.1	Form of Plan of Reorganization.	Exhibit 2.1 to the Registrant's Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333-118024)

3.1	Restated Certificate of Incorporation of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.2	Amended and Restated By-Laws of the Registrant as currently in effect.	Exhibit 10.4 to the Registrant's Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)

3.3	Certificate of Amendment of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.4	Restated Certificate of Incorporation of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Restated Certificate of Incorporation of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.

4.1	Form of Common Stock Purchase Warrant Agreement	Exhibit A to the Registrant's free writing prospectus filed with the Commission on March 17, 2010 (file no. 333-157269)

4.2	Form of Common Stock Purchase Warrant Agreement	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.1	Series A Stock Purchase Agreement by and among TearLab, Inc. and the Registrant dated as of November 30, 2006.
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

Exhibit Number	Exhibit Description	Incorporated by Reference

10.7	Amendment No. 3, dated July 7, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.51 to the Registrant's Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.8	Amendment No. 4, dated October 9, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.52 to the Registrant's Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.9	Terms of Business, dated February 5, 2007, between Invetech Pty Ltd. and TearLab, Inc.	Exhibit 10.30 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

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
Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 12, 2008 (file no. 000-51030)

10.40	Securities Purchase Agreement, dated as of May 19, 2008, by and among OccuLogix, Inc., Marchant Securities Inc. and the investors listed on the Schedule of Investors attached thereto as Exhibit A.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on May 21, 2008 (file no. 000-51030)

10.41	Amending Agreement by and among OccuLogix, Inc., Marchant Securities Inc. and the investor party thereto.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 28, 2008 (file no. 000-51030)

10.42	Amending Agreement, dated as of July 28, 2008, by and among OccuLogix, Inc., OcuSense Acquireco, Inc. and TearLab, Inc. (formerly known as OcuSense, Inc.)	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on July 28, 2008 (file no. 000-51030)

Exhibit Number	Exhibit Description	Incorporated by Reference

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
Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.58	Loan Agreement, dated as of August 13, 2008, by and among OccuLogix, Inc. and TearLab, Inc. (formerly known as OcuSense, Inc.)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 15, 2008 (file no. 000-51030)

10.59	Second Amending Agreement, dated as of October 6, 2008, by and among OccuLogix, Inc., OcuSense Acquireco, Inc. and TearLab, Inc. (formerly known as OcuSense, Inc.)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

10.60	Second Amending Agreement, dated as of October 1, 2008, by and among OccuLogix, Inc., Marchant Securities Inc. and the investors listed on the Schedule of Investors attached thereto as Exhibit A.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

10.61	Letter Agreement, dated January 8, 2010, amending the Capital Advisory Agreement with Greybrook Capital Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 11, 2010 (file no. 000-51030)

10.62	Placement Agency Agreement, dated as of March 14, 2010, by and between the Company and Rodman & Renshaw, LLC.	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 15, 2010 (file no. 000-51030)

10.63	Securities Purchase Agreement, dated as of March 14, 2010, by and between the Company and certain investors.	Exhibit A to the Registrant's free writing prospectus filed with the Commission on March 17, 2010 (file no. 333-157269)

10.64	Distribution Agreement, dated as of August 20, 2009, by and between the Company and Science with Vision, a Canadian corporation.	Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed with the Commission on March 15, 2010 (file no. 000-51030)

10.65	Capital Advisory Agreement with Greybrook Capital Inc., dated November 3, 2009	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 3, 2009 (file no. 000-51030)

Exhibit Number	Exhibit Description	Incorporated by Reference

10.66	Securities Purchase Agreement, dated as of July 15, 2009, by and between the Company and certain investors.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.67	Form of 12% Convertible Secured Note.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.68	Security Agreement, dated July 15, 2009, by and between the Company and certain investors.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.69	Form of Director and Affiliate Letter Agreement.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

14.1	Code of Conduct of the Registrant

14.2	Complaint and Reporting Procedures of the Registrant.	Exhibit 14.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2005 (file no. 000-51030)

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, San Diego, California, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Toronto, Canada, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

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

Dated: March 26, 2010	OCCULOGIX, INC
	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2010	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer and
Chairman of Board of Directors

Dated: March 26, 2010	By:	/s/ William G. Dumencu
William G. Dumencu
Chief Financial Officer and Treasurer

Dated: March 26, 2010	By:	/s/ Anthony Altig
Anthony Altig
Director

Dated: March 26, 2010	By:	/s/ Thomas N. Davidson
Thomas N. Davidson
Director

Dated: March 26, 2010	By:	/s/ Adrienne L. Graves
Adrienne L. Graves
Director

Dated: March 26, 2010	By:	/s/ Richard L. Lindstrom, M.D.
Richard L. Lindstrom, M.D.
Director

Dated: March 26, 2010	By:	/s/ Donald Rindell
Donald Rindell
Director