Form 10-K/A
period 2009-12-31
OccuLogix, Inc.
filed 2010-04-30
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Registrant’s telephone number, including area code: (858) 455-6006

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

As of March 22, 2010, there were 14,765,794 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 26, 2010 (the “Original 10-K”).  This Amendment is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 and to revise the exhibit index.  The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2009 and accordingly, is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original 10-K.  In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Amendment certain currently dated certifications.

Except for the information described above and the lists of exhibits (and corresponding exhibit index) contained in Part IV, the Company has not modified or updated disclosures provided in the Original 10-K in this Amendment.  Accordingly, with the exception of the list of exhibits, this Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.  Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original 10-K was filed.

OCCULOGIX, INC.

Form 10-K/A – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2009

i

PART III

ITEM 10.             Directors, Executive Officers and Corporate Governance.

Information Regarding Directors

The information set forth below as to the nominees for director has been furnished to us by the nominees:

Nominees for Election to the Board of Directors

Name	Age	Position
Elias Vamvakas	51	Chairman of the Board and Chief Executive Officer
Anthony E. Altig	54	Director
Thomas N. Davidson	69	Director
Adrienne L. Graves	55	Director
Paul M. Karpecki	43	Director
Richard L. Lindstrom	61	Director
Donald Rindell	57	Director

Elias Vamvakas co-founded TLC Vision, an eye care services company, where he was the Chairman from 1994 to June 2006 and was the Chief Executive Officer from 1994 to July 2004.  He has been the Chairman of the Board of OccuLogix, or the Board, since June 2003 and was the Chief Executive Officer and Secretary of OccuLogix from July 2004 until October 2008 and since June 2009.  Since November 30, 2006, Mr. Vamvakas has been a member of the board of directors of TearLab, Inc., formerly known as OcuSense, Inc.  Mr. Vamvakas has been the chairman of the board of Greybrook Capital, a Toronto-based private equity firm.  Mr. Vamvakas also serves on the boards of several of Greybrook’s portfolio companies, Jameson Bank and the National Golf Club, and as chairman of Brandimensions Inc. and Nulogx Inc.  Mr. Vamvakas was named to “Canada’s Top Forty Under Forty” in 1996.  In 1999, he was named Ernst & Young’s Entrepreneur of the Year for Ontario in the Emerging Category and Canadian Entrepreneur of the Year for Innovative Partnering.  In 2000, Mr. Vamvakas was recognized by Profit Magazine for managing one of Canada’s fastest growing companies.  Mr. Vamvakas received a B.Sc. degree from the University of Toronto in 1981.  As our CEO, Mr. Vamvakas is specially qualified to serve on our board because of his detailed knowledge of our operations and market.

Anthony E. Altig is the Chief Financial Officer at Biotix Holdings, Inc., a company that manufactures microbiological and molecularbiological consumables.  He has also served as a director of Optimer Pharmaceuticals since November 2007.  From December 2004 to June 2007, Mr. Altig served as the Chief Financial Officer of Diversa Corporation (subsequently Verenium Corporation), a public company focused on enzyme technology.  Prior to joining Diversa, Mr. Altig served as the Chief Financial Officer of Maxim Pharmaceuticals, Inc., a public biopharmaceutical company, from 2002 to 2004.  From 2000 to 2001, Mr. Altig served as the Chief Financial Officer of NBC Internet, Inc., an internet portal company, which was acquired by General Electric.  Mr. Altig’s additional experience includes his role as the Chief Accounting Officer at USWeb Corporation, as well as his experience serving biotechnology and other technology companies during his tenure at both PricewaterhouseCoopers and KPMG.  In addition, Mr. Altig serves as a director and chair of the Audit Committee for MultiCell Technologies, Inc., a public biopharmaceutical company.  Mr. Altig received a B.A. degree from the University of Hawaii.  Mr. Altig’s experience as Chief Financial Officer of several public companies brings to the Board perspective regarding financial and accounting issues.

Thomas N. Davidson has been a member of the Board since September 2004.  Mr. Davidson was on the board of directors of TLC Vision since 2002 until he resigned in December 2007.  Mr. Davidson has been Chairman of NuTech Precision Metals Inc. since 1984 and Chairman of Quarry Hill Group, a private investment holding company, since 1989.  NuTech Precision Metals Inc. is a manufacturer of high performance metal fabrications for the health care, aerospace, high technology, nuclear power and chemical industries.  Mr. Davidson is past Chairman of Hanson Chemical Inc., a supplier of specialty chemical products, and General Trust and PCL Packaging Inc.  Mr. Davidson was formerly the non-executive Chairman of Azure Dynamics Corporation, a developer of hybrid electrical vehicle systems for commercial vehicles.  He also sits on the board of MDC Partners Inc. and was recognized by the Financial Post as the Canadian Entrepreneur of the Year in 1979. Mr. Davidson’s background in the medical device field, as well as his service as Chairman and on other boards, brings to the Board a broad perspective in corporate governance and high level management.

Adrienne L. Graves, Ph.D. has been a member of the Board since April 2005 and, from 2002 to 2010 was President and Chief Executive Officer of Santen Inc., the U.S. subsidiary of Santen Pharmaceutical Co., Ltd.  Dr. Graves is currently a strategic advisor for Santen.  Dr. Graves joined Santen Inc. in 1995 as Vice President of Clinical Affairs to initiate the company’s clinical development in the U.S.  Prior to joining Santen Inc., Dr. Graves spent nine years with Alcon Laboratories, Inc. (“Alcon”) beginning in 1986 as a Senior Scientist.  She was named Associate Director of Alcon’s Clinical Science Division in 1992 and then Alcon’s Director of International Ophthalmology in 1993.  Dr. Graves is the author of over 30 research papers and is a member of a number of professional associations, including the Association for Research in Vision and Ophthalmology, the American Academy of Ophthalmology, the American Glaucoma Society and Women in Ophthalmology.  She also serves on the boards of the American Academy of Ophthalmology Foundation, the Pan-American Association of Ophthalmology, the American Association for Cataract and Refractive Surgery, the Glaucoma Research Foundation and the Corporation Committee for the Brown University Medical School.  Dr. Graves also co-founded Ophthalmic Women Leaders.  She received her B.A. in psychology with honors from Brown University, her Ph.D. in psychobiology from the University of Michigan and completed a postdoctoral fellowship in visual neuroscience at the University of Paris.  Dr. Graves brings to the Board a long history of experience in the field of ophthalmology and business strategy.

Paul M. Karpecki O.D., FAAO  has been the Director of Ocular Disease Research at Koffler Vision Group in Lexington, Kentucky since March of 2009, where he also works in corneal services.  In 2007 Dr. Karpecki accepted a position with the Cincinnati Eye Institute in Corneal Services after five years as Director of Research for the Moyes Eye Clinic in Kansas City.  Dr. Karpecki serves on or chairs numerous optometric association committees including Chair of the Refractive Surgery Advisory Committee to the AOA (American Ophthalmology Association) and on the AOA Meetings Executive Committee.  He has lectured in more than 300 symposia covering four continents and was the first optometrist to be invited to both the Delphi International Society at Wilmer-John's Hopkins, which includes the top 25 dry eye experts in the world, and the National Eye Institute's dry eye committee. This was a task force established by the U.S. Department of Health and Human Services to better understand and treat dry eye disease in women. A noted educator and author, Dr. Karpecki lectures on new technology, surgical advancements and therapeutics with an emphasis on cornea and external disease. He presently serves on eight professional journal editorial boards. Dr. Karpecki received his doctorate of optometry from Indiana University and completed a Fellowship in Cornea and Refractive Surgery at Hunkeler Eye Centers in affiliation with the Pennsylvania College of Optometry in 1994.    Dr. Karpecki’s experience in the field of optometry, and in particular his specialty regarding dry eye disease, make him a valuable addition to the Board

Richard L. Lindstrom, M.D. has been a member of the Board since September 2004 and has served as a director of TLC Vision since May 2002 and, prior to that, was a director of LaserVision Centers, Inc. since November 1995.  Since 1979, Dr. Lindstrom has been engaged in the private practice of ophthalmology and is Founder and Attending Surgeon of Minnesota Eye Consultants P.A., a provider of eye care services.  Dr. Lindstrom has served as Associate Director of the Minnesota Lions Eye Bank since 1987.  He is also a medical advisor for several medical device and pharmaceutical manufacturers.  Dr. Lindstrom is past President of the International Society of Refractive Surgery, the International Intraocular Implant Society, the International Refractive Surgery Club and the American Society of Cataract and Refractive Surgery.  From 1980 to 1989, he served as a Professor of Ophthalmology at the University of Minnesota and is currently Adjunct Professor Emeritus in the Department of Ophthalmology at the University of Minnesota.  Dr. Lindstrom received his Doctor of Medicine, Bachelor of Arts and Bachelor of Sciences degrees from the University of Minnesota.  Dr. Lindstrom’s background in ophthalmology gives him a perspective that is helpful to the Board for understanding the Company’s product market.

Donald Rindell has been a member of the Board since September 2008 and has been a member of the board of directors of TearLab, Inc. since March 2006.  He currently serves as Executive Director of Business Development for Amylin Pharmaceuticals, Inc., a position he has held since 2005.  Prior to joining Amylin Pharmaceuticals, Inc., Mr. Rindell had a successful consulting practice, during which time he served as Acting President of Medical Device Group, Inc., an acute care and respiratory company, Vice President of Business Development of CardioNet, Inc., a “real-time” 24/7 cardiovascular monitoring company, and Vice President of Business Development of HandyLab, Inc., a molecular diagnostics and pharmacogenomics system company.  His responsibilities included corporate marketing, mergers and acquisitions activities, product planning and new strategic initiatives.  Prior to his consulting practice, he served as Vice President of Corporate Development & Strategic Planning of Advanced Tissues Sciences, Inc. (“ATS”), a La Jolla, California-based biotechnology company.  Prior to his tenure at ATS, Mr. Rindell was the Vice President for Global Business Management of Braun/Thermoscan, a division of The Gillette Company.  At Braun/Thermoscan, he played a major role in building its medical diagnostics business to achieve sales exceeding $170 million.  Mr. Rindell was also employed by Hybritech, a division of Eli Lilly and Company as Executive Director of Sales and Marketing.  Mr. Rindell received his B.S. degree in Economics from the College of Wooster and an M.B.A. from Pepperdine University Graduate School of Business.  Mr. Rindell’s years of experience in the medical device field is very valuable to the Company as it works through regulatory requirements and marketing.Board Meetings

Our Board held nine regularly scheduled meetings during 2009.  No director who served as a director during the past year attended fewer than 75% of the aggregate of the total number of meetings of our Board and of the total number of meetings of committees of our Board on which he or she served.

Committees of the Board

Our Board currently has, and appoints members to, three of our standing committees: our Compensation Committee, our Corporate Governance and Nominating and our Audit Committee.  The current members of our committees are identified below:

Director	Compensation	Corporate Governance and Nominating	Audit
Anthony E. Altig (1)	✓	✓	✓
Thomas N. Davidson (2)	✓	✓	✓
Adrienne L. Graves	✓	✓	✓
Paul M. Karpecki	✓	✓	✓
Richard L. Lindstrom	✓	✓	✓
Donald Rindell (3)	✓	✓	✓
_____________________
(1)	Audit Committee Chair.

(2)	Compensation Committee Chair.
(3)	Corporate Governance and Nominating Committee Chair.

Compensation Committee.  The Compensation Committee currently consists of Messrs. Davidson and Rindell, and Drs. Lindstrom, Karpecki and Graves, with Mr. Davidson serving as its chairman.  The Compensation Committee held three meetings during 2009.  All members of the Compensation Committee are independent as determined under the various NASDAQ Stock Market, Securities and Exchange Commission and Internal Revenue Service qualification requirements.  The Compensation Committee is governed by a written charter approved by our Board.  The functions of this committee include, among other things:

•
to provide oversight of the development and implementation of the compensation policies, strategies, plans and programs for the Company’s key employees and directors, including policies, strategies, plans and programs relating to long-term compensation for the Company’s senior management, and the disclosure relating to these matters;

•	to make recommendations regarding the operation of and/or implementation of employee bonus plans and incentive compensation plans;

•	to review and approve the compensation of the Chief Executive Officer and the other executive officers of the Company and the remuneration of the Company’s directors; and

•	to provide oversight of the selection of officers, management, succession planning, the performance of individual executives and related matters.

Audit Committee.  The Audit Committee consists of Messrs. Altig, Davidson and Rindell and Drs. Lindstrom, Karpecki and Graves, with Mr. Altig serving as chairman.  The Audit Committee held five meetings during 2009.  All members of the Audit Committee are independent directors (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards).  Mr. Altig qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the Securities and Exchange Commission.  The Audit Committee is governed by a written charter approved by our Board.  The functions of this committee include, among other things:

•	to monitor the Company’s financial reporting process and internal control system;

•	to appoint and replace the Company’s independent outside auditors from time to time, to determine their compensation and other terms of engagement and to oversee their work;

•	to oversee the performance of the Company’s internal audit function; and

•	to oversee the Company’s compliance with legal, ethical and regulatory matters.

Both our independent auditors and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to this committee.  The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties.  It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee members are Messrs. Davidson and Rindell, and Drs. Lindstrom, Karpecki and Graves, with Mr. Rindell serving as chairman.  The Corporate Governance and Nominating Committee held two meetings during 2009.  All members of the Corporate Governance and Nominating Committee are independent directors, as defined in the NASDAQ Stock Market qualification standards.  The Corporate Governance and Nominating Committee is governed by a written charter approved by our Board.  The functions of this committee include, among other things:

•	to establish criteria for Board and committee membership and to recommend to the Board proposed nominees for election to the Board and for membership on committees of the Board;

•
to ensure that appropriate processes are established by the Board to fulfill its responsibility for (i) the oversight of strategic direction and development and the review of ongoing results of operations of the Company by the appropriate committee of the Board and (ii) the oversight of the Company’s investor relations and public relations activities and ensuring that procedures are in place for the effective monitoring of the stockholder base, receipt of stockholder feedback and responses to stockholder concerns;

•	to monitor the quality of the relationship between management and the Board and to recommend improvements for ensuring an effective and appropriate relationship; and

•	to make recommendations to the Board regarding corporate governance matters and practices.

Director Nomination Process

Director Qualifications

In evaluating director nominees, the Corporate Governance Committee considers, among others, the following factors:

•	experience, skills and other qualifications in view of the specific needs of the Board and the Company;

•	diversity of background; and

•	demonstration of high ethical standards, integrity and sound business judgment.

The Corporate Governance Committee’s goal is to assemble a Board that brings to the Company a variety of perspectives and skills derived from high quality business and professional experience which are well suited to further the Company’s objectives.  In doing so, the Corporate Governance Committee also considers candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Corporate Governance Committee may also consider such other facts as it may deem are in the best interests of the Company and our stockholders.  The Corporate Governance Committee does, however, believe it appropriate for at least one, and, preferably, several, members of our Board to meet the criteria for an “audit committee financial expert” as defined by Securities and Exchange Commission rules, and that a majority of the members of our Board meet the definition of an “independent director” under the NASDAQ Stock Market qualification standards.  At this time, the Corporate Governance Committee also believes it appropriate for our Chief Executive Officer to serve as the Chairman of our Board.

Identification and Evaluation of Nominees for Directors

The Corporate Governance Committee identifies nominees for director by first evaluating the current members of our Board willing to continue in service.  Current members with qualifications and skills that are consistent with the Corporate Governance Committee’s criteria for Board service and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of our Board with that of obtaining a new perspective.  If any member of our Board does not wish to continue in service or if our Board decides not to re-nominate a member for re-election, the Corporate Governance Committee identifies the desired skills and experience of a new nominee in light of the criteria above.  The Corporate Governance Committee generally polls our Board and members of management for their recommendations.  The Corporate Governance Committee may also review the composition and qualification of the boards of directors of our competitors, and may seek input from industry experts or analysts.  The Corporate Governance Committee reviews the qualifications, experience and background of the candidates.  Final candidates are interviewed by our independent directors and Chief Executive Officer.  In making its determinations, the Corporate Governance Committee evaluates each individual in the context of our Board as a whole, with the objective of assembling a group that can best attain success for the Company and represent stockholder interests through the exercise of sound judgment.  After review and deliberation of all feedback and data, the Corporate Governance Committee makes its recommendation to our Board.  Historically, the Corporate Governance Committee has not relied on third-party search firms to identify Board candidates.  The Corporate Governance Committee may in the future choose to do so in those situations where particular qualifications are required or where existing contacts are not sufficient to identify and acquire an appropriate candidate.

The Corporate Governance Committee has not received director candidate recommendations from our stockholders and does not have a formal policy regarding consideration of such recommendations since it believes that the process currently in place for the identification and evaluation of prospective members of the Board is adequate.  Any recommendations received from stockholders will be evaluated in the same manner as potential nominees suggested by members of our Board or management.  Stockholders wishing to suggest a candidate for director should write to the Company’s Chief Financial Officer and Treasurer.

Communications with our Board of Directors

Our stockholders may send written correspondence to non-management members of the Board to the Chief Financial Officer or Chief Executive Officer at 11025 Roselle Street, Suite 100, San Diego, California 92121.  Our Chief Financial Officer or Chief Executive Officer will review the communication, and if the communication is determined to be relevant to our operations, policies, or procedures (and not vulgar, threatening, or of an inappropriate nature not relating to our business), the communication will be forwarded to the Chairman of our Board.  If the communication requires a response, our Chief Financial Officer will assist our Chairman (or other directors) in preparing the response.

Code of Business Conduct and Ethics

We have established a Code of Business Conduct and Ethics that applies to our officers, directors and employees.  The Code of Business Conduct and Ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K.  The Code of Business Conduct and Ethics is available on our website at www.tearlab.com.  If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Corporate Governance Documents

Our corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Corporate Governance Committee Charter and Code of Business Conduct and Ethics are available free of charge on our website at www.tearlab.com.  Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Annual Report.  We will also provide copies of these documents free of charge to any stockholder upon written request to Investor Relations, OccuLogix, Inc., 11025 Roselle Street, Suite 100, San Diego, California 92121.

Report of the Audit Committee

The following is the report of the Audit Committee with respect to OccuLogix’s audited financial statements for the year ended December 31, 2009.

The purpose of the Audit Committee is to assist the Board in its general oversight of OccuLogix’s financial reporting, internal controls and audit functions.  The Audit Committee Charter describes in greater detail the full responsibilities of the Committee and is available on our website at www.tearlab.com.  The Audit Committee is comprised solely of independent directors as defined by Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards.

The Audit Committee has reviewed and discussed the consolidated financial statements with management and Ernst & Young, LLP, OccuLogix’s independent auditors.  Management is responsible for the preparation, presentation and integrity of our financial statements, accounting and financial reporting principles; establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)); establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rule 13A-15(f)); evaluating the effectiveness of disclosure controls and procedures; evaluating the effectiveness of internal control over financial reporting; and evaluating any change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.  Ernst & Young LLP (United States) is responsible for performing an independent audit of the consolidated financial statements and expressing an opinion on the conformity of those financial statements with generally accepted accounting principles in the United States of America.

Beginning in fiscal 2004 and continuing through fiscal 2009 (the fifth year of certification), management has implemented a process of documenting, testing and evaluating the Company’s internal control over financial reporting in accordance with the requirements of the Sarbanes-Oxley Act of 2002.  The Audit Committee is kept apprised of the progress of the evaluation and provides oversight and advice to management regarding such compliance.  In connection with this oversight, the Audit Committee receives periodic updates provided by management at each regularly scheduled Audit Committee meeting.  At a minimum, these updates occur quarterly.  The Audit Committee also holds regular private sessions with Ernst & Young LLP to discuss their audit plan for the year, and the results of their quarterly reviews and the annual integrated audit.  At the conclusion of the process, management provides the Audit Committee with a report on the effectiveness of the Company’s internal control over financial reporting which is reviewed and commented upon by the Audit Committee.  The Audit Committee also reviewed Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-K related to our consolidated financial statements and financial statement schedules and management’s report on the effectiveness of internal control over financial reporting contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 26, 2010.  The Audit Committee continues to oversee the Company’s efforts related to its internal control over financial reporting and management’s preparations for the evaluation.

The Committee met on five occasions in 2009.  The Committee met privately in executive session with Ernst & Young LLP as part of each regular meeting.  The Committee Chair held private meetings with the Chief Financial Officer.

The Audit Committee has discussed with Ernst & Young LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees.” In addition, Ernst & Young LLP has provided the Audit Committee with the written disclosures and the letter required by the Independence Standards Board Standard No. 1, as amended, “Independence Discussions with Audit Committees.” In connection with the foregoing, the Audit Committee has discussed with Ernst & Young LLP their firm’s independence.

Based on their review of the consolidated financial statements and discussions with, and representations from, management and Ernst & Young LLP referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in OccuLogix’s Annual Report on Form 10-K for the year ended December 31, 2009, for filing with the Securities and Exchange Commission.

In accordance with Audit Committee policy and the requirements of law, the Audit Committee pre-approves all services to be provided by our independent auditors, Ernst & Young LLP.  Pre-approval is required for audit services, audit-related services, tax services and other services.  In some cases, the full Audit Committee provides pre-approval of services for up to a year, which may be related to a particular defined task or scope of work and subject to a specific budget.  In other cases, a designated member of the Audit Committee may have delegated authority from the Audit Committee to pre-approve additional services, and such pre-approval is later reported to the full Audit Committee.  See “Fees for Professional Services” for more information regarding fees paid to Ernst & Young LLP for services in fiscal years 2009 and 2008.

April 30, 2010	AUDIT COMMITTEE

Anthony Altig
Thomas N. Davidson
Adrienne L. Graves
Paul Karpecki
Richard L. Lindstrom
Donald Rindell

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock, or the Reporting Persons, are required to report to the Securities and Exchange Commission on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock, except as noted below.

•	On September 10, 2009, Eric Donsky sold shares of Common Stock. The Form 4 was filed late on March 25, 2010.
•	On November 2, 2009, Eric Donsky sold shares of Common Stock. The Form 4 was filed late on December 17, 2010.
•	On October 14, 2009, Eric Donsky sold shares of Common Stock. The Form 4 was filed late on October 26, 2010.
•	On September 29, 2009, Eric Donsky sold shares of Common Stock. The Form 4 was filed late on October 9, 2010.
•
On September 30, 2009, the compensation committee of the Board granted options to Robert Walder, William Dumencu, Tom Davidson, Donald Rindell, Anthony Altig, Richard Lindstrom, Adrienne Graves and Elias Vamvakas.  The Forms 4 were filed late on October 2, 2010.

•	On September 24, 2009, Eric Donsky sold shares of Common Stock. The Form 4 was filed late on September 29, 2009.
•	On September 17, 2009, Eric Donsky sold shares of Common Stock. The Form 4 was filed late on September 23, 2009.
•	On September 3 and 4, 2009, Eric Donsky sold shares of Common Stock. The Form 4 was filed late on September 9, 2009.
•
On July 15, 2009, convertible promissory notes were issued to an entity with beneficial ownership by Tom Davidson, an entity with beneficial ownership by Richard Lindstrom and an entity with beneficial ownership by Elias Vamvakas.  The Forms 4 were filed late on September 3, 2009.

•	On August 27, 2009, Eric Donsky sold shares of Common Stock. The Form 4 was filed late on August 31, 2009.

ITEM 11.             Executive Compensation.

Our Executive Officers

The following table sets forth the name and position of each of the persons who were serving as our named executive officers as of April 15, 2010.

Name	Age	Position
Elias Vamvakas	51	Chairman of the Board and Chief Executive Officer
Tracy Puckett	46	Vice President, Marketing
Robert Walder	57	Vice President, Operations

Robert Walder has been our Vice President of Operations since August 2008.  He is also a principal in The Samaritan Group, a consulting group specializing in medical services. From January 2001 to September 2006 Mr. Walder was the Vice President of Clinical Operations of Digirad Corporation, a leading developer of solid state gamma cameras and a provider of in-office cardiology imaging services.  From May 1994 to December 2000, Mr. Walder was the Business Manager of the Hospital Products Division for Abbott Laboratories.  Abbott Laboratories is a global organization that develops, manufactures and distributes healthcare products and pharmaceuticals. Mr. Walder holds a Bachelors in Electrical Engineering from California State College, a Baccalaureate in Medicine form the University of Southern California and degrees in Business Administration and Management from the University of Phoenix.

Tracy Puckett has been our Vice President of Marketing since March 2007.  Prior From November 2003 to December 2006 Ms. Puckett was the Executive Director of Branding at Alimera Sciences Inc.,  a life science company specializing in eye care.  From August 2000 to November 2003 Ms. Puckett worked and was promoted to Executive Director, US Marketing at Novartis Ophthalmics, a division of Novartis Pharmaceuticals Corporation, where she managed a team of product managers.  Ms. Puckett holds a Bachelor of Science Psychology from Georgia Southern University.

A biography for Elias Vamvakas can be found in the section entitled Information Regarding Directors above.

Executive Compensation

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2009 by each of the two individuals that served as our Chief Executive Officer during 2009 and our other two most highly compensated executive officers who were employed by us as of December 31, 2009.  We refer to our Chief Executive Officer and these other executive officers as our “named executive officers” elsewhere in this document.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (2)		All Other Compensation ($)	Total ($)
Elias Vamvakas (1)	2009	—	466,488		25,904	492,392
Chairman and Chief Executive Officer	2008	171,374	1,257,776	(3)	20,801	1,449,951
Tracy Puckett	2009	150,000	73,764		9,147	232,911
Vice President, Marketing
Robert Walder	2009	132,500	90,498		21,857	244,855
Vice President, Operations
Eric Donsky (4)	2009	130,000	7,426		100,295	237,721
Former President, Chief Executive Officer & Director	2008	222,495	569,500		—	791,995

(1)
Mr. Vamvakas resigned as Chief Executive Officer on October 6, 2008 and resumed service as Chief Executive Officer in June 2009.  $11,549 of Mr. Vamvakas’ compensation in 2008 was earned pursuant to director’s fees and included in the column headed “All Other Compensation” and was paid in U.S. dollars.

(2)
For the years ended December 31, 2009 and December 31, 2008, the values set forth in this column are based on the full grant date fair value of stock option awards, computed in accordance with the provisions of FASB ASC Topic 718, using the Black-Scholes pricing model, utilizing certain assumptions as outlined in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  These stock options include time-based stock options granted during the years ended December 31, 2009 and December 31, 2008.

(3)
Mr. Vamvakas was granted option awards with a fair value of $1,257,776 in 2008 pursuant to the Separation Agreement and Release entered into with the Company upon his termination of employment.  These severance benefits are further described in detail below in the section entitled “Employment Arrangements and Change of Control Arrangements.”

(4)
Mr. Donsky received severance benefits of $81,156 pursuant to the Separation Agreement and Release entered into with the Company upon his termination of employment.  These severance benefits are further described in detail below in the section entitled “Employment Arrangements and Change of Control Arrangements.”

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2009, including the value of the stock awards.

	Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
	(#) Exercisable	(#) Unexercisable	($)
Eric Donsky (1)	100,000	—	3.43	12/29/2011
Eric Donsky (2)	7,500	—	2.20	12/29/2011
Elias Vamvakas (3)	184	—	32.50	8/1/2012
Elias Vamvakas (4)	20,000	—	24.75	7/1/2013
Elias Vamvakas (5)	—	4,500	51.25	3/30/2015
Elias Vamvakas (6)	12,000	—	47.50	8/3/2016
Elias Vamvakas (7)	2,666	1,334	27.75	7/3/2017
Elias Vamvakas (8)	626,164	—	2.63	10/6/2018
Elias Vamvakas (9)	7,500	7,500	2.00	6/18/2019
Elias Vamvakas (10)	14,899		1.22	9/30/2019

	Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Elias Vamvakas (11)	—	135,000	1.22	9/30/2019
Elias Vamvakas (12)	100,000	—	1.22	9/30/2019
Elias Vamvakas (13)	—	200,000	1.22	9/30/2019
Tracy Puckett (14)	—	45,140	1.22	9/30/2019
Tracy Puckett (15)	—	25,000	1.99	3/3/2019
Tracy Puckett (16)	18,663	11,197	2.25	6/1/2017
Robert Walder (17)	4,594	9,188	3.12	12/8/2018
Robert Walder (18)	—	30,000	1.99	3/3/2019
Robert Walder (19)	—	56,218	1.22	9/30/2019

(1)  200,000 options were granted on December 12, 2008, under our  2002 Stock Option Plan, as amended (the “Plan”).  These time-based options were to vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.  Pursuant to the terms of a Separation Agreement between the Optionee and the Company, effective as of June 29, 2009 (the “Termination Date”), 50% of the unvested stock options became fully vested and remain exercisable for 30 months from the Termination Date.
(2)  15,000 options were granted on June 18, 2009, under the Plan.  These time-based options were to vest annually in 12 equal monthly installments, starting on the one month anniversary of the date of grant.  Pursuant to the terms of a Separation Agreement between the Optionee and the Company, effective as of June 29, 2009 (the “Termination Date”), 50% of the unvested stock options became fully vested and remain exercisable for 30 months from the Termination Date.
(3)  184 post-split options were granted on August 1, 2002, under the Plan.  These time-based options have fully vested.
(4)  20,000 post-split options were granted on July 1, 2003, under the Plan.  These time-based options have fully vested.
(5)  4,500 post-split options were granted on March 30, 2005, under the Plan.  These performance-based options were to vest as follows: (a) as to 100% when and if the Company.receives the approval that it is seeking from the U.S. Food and Drug Administration for the RHEO System for use in the Rheopheresis treatment of non-exudative age-related macular degeneration (the "FDA Approval"), if the FDA Approval is received on or before November 30, 2006; (b) as to 80% when and if the Company receives the FDA Approval, if the FDA Approval is received after November 30, 2006 but on or before January 31, 2007;(c) as to 60% when and if the Company receives the FDA Approval, if the FDA Approval is received after January 31, 2007.
(6)  12,000 post-split options were granted on August 3, 2006, under the Plan.  These options vested fully upon the date of grant.
(7)  4,000 post-split options were granted on July 3, 2007, under the Plan.  These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.
(8)  626,164 post-split options were granted on October 6, 2008, under the Plan.  These options vested fully upon the date of grant.
(9)  15,000 options were granted on June 18, 2009, under the Plan.  These time-based options vest annually in 12 equal monthly installments, starting on the one month anniversary of the date of grant.
(10)  14,899 options were granted on September 30, 2009, under the Plan.  These options vested fully upon the date of grant.
(11)  135,000 options were granted on September 30, 2009, under the Plan.  These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.
(12)  100,000 options were granted on September 30, 2009, under the Plan.  These time-based options vest monthly in 1/6 installments, starting on June 30, 2009.  Vesting commencement is subject to stockholder approval of an increase in authorized shares reserved for issuance under the Plan.
(13)  200,000 options were granted on September 30, 2009, under the Plan.  These time-based options vest monthly in 1/12 installments, starting on January 1, 2010.  Vesting commencement is subject to stockholder approval of an increase in authorized shares reserved for issuance under the Plan.
(14)  45,140 options were granted on September 30, 2009, under the Plan.  These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.
(15)  25,000 options were granted on March 3, 2009, under the Plan.  These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.
(16)  29,860 post-split options were granted on June 1, 2007, under the Plan.  25% of these time-based options on June 1, 2008, and the remainder of the options vest in1/36 installments each month thereafter.
(17)  13,782 options were granted on December 8, 2008, under the Plan.  25% of these time-based options on August 11, 2009, and the remainder of the options vest in1/36 installments each month thereafter.
(18)  30,000 options were granted on March 3, 2009, under the Plan.  These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.
(19)  56,218 options were granted on September 30, 2009, under the Plan.  These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.

Employment Arrangements and Change of Control Arrangements

Elias Vamvakas

On October 6, 2008, the Company and Mr. Vamvakas entered a Separation Agreement and Release.  Pursuant to that agreement, the Company granted options to purchase 626,164 shares of the Company’s common stock at a price of $2.63 per share to Mr. Vamvakas.  The options are immediately exercisable and will expire on October 6, 2018.  In addition, the terms of options to purchase 36,184 shares of the Company’s common stock previously issued to Mr. Vamvakas were extended to ten years from the date of grant, resulting in expiration dates between 2012 and 2017.  The Company has no further obligation to Mr. Vamvakas related to the termination of his employment.

Eric Donsky

On July 13, 2009, the Company and Mr. Donsky entered a Separation Agreement and Release.  Pursuant to that agreement, the Company 50% of the unvested options to purchase shares of the Company’s common stock held by Mr. Donsky as of July 21, 2009 became fully vested on that date and such stock options shall remain exercisable for a period of 30 months from June 29, 2009.  Mr. Donsky also received severance payments totaling $84,190, $81,156 of which was paid in 2009.  The Company has no further obligation to Mr. Donsky related to the termination of his employment.

We have no written employment or severance agreements with any other named executive officer.

Option Exercises and Stock Vested at Fiscal Year End

There were no options exercised by our named executive officers during the fiscal year ended December 31, 2009.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Non-Employee Director Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our Board for the fiscal year ended December 31, 2009.

Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony E. Altig	—	—	32,069	—	—	—	32,069
Thomas N. Davidson	—	—	30,722	—	—	—	30,722

Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Adrienne L. Graves	—	—	26,000	—	—	—	26,000
Paul M. Karpecki	—	—	—	—	—	—	—
Richard Lindstrom	—	—	28,000	—	—	—	28,000
Donald Rindell	—	—	33,500	—	—	—	33,500
______________________
(1)
For the years ended December 31, 2009 and December 31, 2008, the values set forth in this column are based on the full grant date fair value of stock option awards, computed in accordance with the provisions of FASB ASC Topic 718, using the Black-Scholes pricing model, utilizing certain assumptions as outlined in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  These stock options include time-based stock options granted during the years ended December 31, 2009 and December 31, 2008.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee has ever been an officer or employee of OccuLogix.  None of the Company’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or the board of directors of any other entity that has one or more executive officers serving as a member of the Board or the Compensation Committee of OccuLogix.

DIRECTORS’ AND OFFICERS’ LIABILITY INSURANCE

OccuLogix maintains directors’ and officers’ liability insurance.  Under this insurance coverage, the insurer pays, on OccuLogix’s behalf, for losses for which the Company indemnifies its directors and officers and, on behalf of individual directors and officers, losses arising during the performance of their duties for which OccuLogix does not indemnify them.  The total limit for the policy is $10,000,000 per policy term, subject to a deductible of $500,000 per claim with respect to corporate indemnity provisions and $500,000 if the claim relates to securities law claims.  The total premiums in respect of the directors’ and officers’ liability insurance for the financial year ended December 31, 2009 were approximately $120,000.  The directors’ and officers’ liability insurance policy is effective from December 7, 2009 to December 7, 2010.  The insurance policy does not distinguish between directors and officers as separate groups.

Compensation of Directors

Directors who are not employees are entitled to receive annual grants of an option to purchase 15,000 shares of the Company’s common stock and annual compensation of $15,000.  Committee chairmen receive additional annual compensation of $5,000.  Directors also receive $1,500, $1,000 and $500 for attendance at each Board, committee and telephonic meeting, respectively.  A cap of $2,500 has been set on payments for meeting attendance on any one day.

Director Attendance at Annual Meetings

Although the Company does not have a formal policy regarding attendance by members of our Board at our Annual Meeting, we encourage all of our directors to attend.  All of the Company’s directors attended our 2009 Annual Meeting, our most recent Annual Meeting, in person.

Board Leadership Structure

The Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. The offices of Chief Executive Officer and Chairman of the Board have been at times combined and at times separated, and the Board considers such combination or separation in conjunction with, among other things, its succession planning processes. Our Board believes that it should be free to make a choice regarding the leadership structure from time to time in any manner that is in our and our stockholders’ best interests.

We currently have combined the roles Chairman of the Board and Chief Executive Officer. The Board does not have a lead independent director.  We believe this is appropriate because the Board includes a number of seasoned independent directors.  In concluding that having Mr. Vamvakas serve as Chief Executive Officer and Chairman of the Board represents the appropriate structure for us at this time, our board considered the benefits of having the Chief Executive Officer serve as a bridge between management and our board, ensuring that both groups act with a common purpose. Our board also considered Mr. Vamvakas’ knowledge regarding our operations and the industry in which we compete and his ability to promote communication, to synchronize activities between our board and our senior management and to provide consistent leadership to both the Board and the Company in coordinating our strategic objectives. Our board further concluded that the combined role of Chairman of the Board and Chief Executive Officer ensures there is clear accountability.

Board Role in Risk Oversight

While each of the committees of the Board evaluate risk in their respective areas of responsibility, our Corporate Governance Committee is primarily responsible for overseeing the company’s risk management processes on behalf of the full Board.  We believe that employing a committee specifically focused on our Company’s risk profile is beneficial, given the increased importance of monitoring risks in the current economic and business climate.  The Corporate Governance Committee discusses the Company’s risk profile, and the Corporate Governance Committee reports to the full Board on the most significant risk issues.

While the Board and the Corporate Governance Committee oversee the Company’s risk management, Company management is ultimately responsible for day-to-day risk management activities.  We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

ITEM 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 15, 2010 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors and (iv) all of our current executive officers and directors as a group.  Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be.

Percentage of beneficial ownership is calculated based on 14,765,794 shares of common stock outstanding as of April 15, 2010.  Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of April 15, 2010.  Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shared Beneficially Owned
TLC Vision Corporation (1)	750,813	5.08%
Eric Donsky (2)	1,681,261	11.30%
Elias Vamvakas (3)	1,250,021	7.98%
Anthony Altig (4)	43,697	*
Thomas N. Davidson (5)	266,913	1.80%
Adrienne L. Graves (6)	39,580	*
Richard L. Lindstrom (7)	142,206	*
Donald Rindell (8)	75,675	*
Tracy Puckett (9)	56,037	*
Robert Walder (10)	16,317	*
Paul Karpecki (11)	10,548	*
All directors and executive officers as a group (13 persons) (12)	2,383,958	14.51%
____________________
*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1)
Based on information of beneficial ownership as of December 31, 2008, included in a Schedule 13G/A filed with the SEC on February 12, 2009.  Of such shares, 39,278 are owned directly by TLC Vision and 711,535 are owned by TLC Vision (USA) Corporation, a wholly-owned subsidiary of TLC Vision.  TLC Vision's address is 5280 Solar Drive, Suite 100, Mississauga, Ontario, L4W 5M8.

(2)	Includes (a) 107,500 shares subject to options exercisable within 60 days of April 15, 2010; and (b) 1,573,761 shares held by Mr. Donsky.
(3)
Includes (a) 890,997 shares subject to options exercisable within 60 days of April 15, 2010; (b) 88,591 shares held beneficially by Mr. Vamvakas through his relationship with Greybrook Corporation; (c) 269,633 shares held beneficially by Mr. Vamvakas through his relationship with Marchant Securities, Inc.; and (d) 800 shares held by Mr. Vamvakas.

(4)	Includes 43,697 shares subject to options exercisable within 60 days of April 15, 2010.
(5)
Includes (a) 44,793 shares subject to options exercisable within 60 days of April 15, 2010; (b)  2,120 shares held by Mr. Davidson; (c) 140,000 shares held by the Sally A. Davidson Trust, dated August 27, 1990; and (d) 80,000 shares held by the Thomas N. Davidson Revocable Trust.

(6)	Includes (a) 39,451 shares subject to options exercisable within 60 days of April 15, 2010; and (b) 129 shares held by Dr. Graves.

(7)	Includes (a) 55,968 shares subject to options exercisable within 60 days of April 15, 2010; and (b) 86,238 shares held by Dr. Lindstrom.
(8)	Includes 75,675 shares subject to options exercisable within 60 days of April 15, 2010.
(9)	Includes (a) 30,728 shares subject to options exercisable within 60 days of April 15, 2010; and (b) 25,309 shares held by Ms. Puckett.
(10)	Includes 16,317 shares subject to options exercisable within 60 days of April 15, 2010.
(11)	Includes 10,548 shares subject to options exercisable within 60 days of April 15, 2010.
(12)	See footnotes 3 through 11 inclusive.

Equity Compensation Plan Information

The following table provides information regarding the equity compensation plans as of December 31, 2009.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by security holders (1)	3,356,507	3.59	0	(4)
Plans not approved by security holders
The Warrants (2)	106,838	46.25	––
The Cowen Warrants (3)	3,740	46.25	––
Total	110,578	46.25

(1)
For discussion of the 2002 Stock Incentive Plan (“2002 Plan”), which was approved by the security holders, please refer to footnote 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(2)
On February 6, 2007, pursuant to a securities purchase agreement (the “2007 Securities Purchase Agreement”), the Company issued warrants to certain investors (the “Warrants”).  The Warrants are five-year warrants exercisable into an aggregate of 106,838 shares of the Company's common stock at $46.25 per common share.

(3)
On February 6, 2007, the Company issued a warrant to Cowen and Company, LLC (the “Cowen Warrant”) in partial payment of the placement fee payable for the services it had rendered as the placement agent in connection with the 2007 Securities Purchase Agreement.  The Cowen Warrant is a five-year warrant exercisable into an aggregate of 3,740 shares of the Company's common stock.  The per share exercise price of the Cowen Warrants is $46.25, and the Cowen Warrants became exercisable on August 6, 2007.

(4)
As of December 31, 2009, the Company had granted 325,000 options to certain executives which require shareholder approval to increase the option pool by at least 325,000 options before the options granted to these certain executives become exerciseable. If shareholder approval is not obtained by December 2, 2010 to increase the option pool, then these options will expire and be returned to the Plan. 100,000 of these options were fully vested as at December 31, 2009, 200,000 of the options vest monthly and are fully vested at the end of 2010 and 25,000 of the options vest one-third annually on the anniversary of its grant date of September 30, 2009.

ITEM 13.             Certain Relationships and Related Transactions, and Director Independence.

Except for the transactions described below, since January 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.  All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee.  In accordance with its charter, the Audit Committee is responsible for reviewing and approving all related party transactions for potential conflicts of interest on an ongoing basis.

Interests of Insiders in Prior and Proposed Transactions

TLC Vision

TLC Vision beneficially owns approximately 7.6% of the Company’s issued and outstanding common stock.  Mr. Vamvakas, formerly a director of TLC Vision and its past Chairman and CEO, became our Chairman in 2003 and was also our CEO until October 2008 and again since June 2009.  In addition, one of our other directors, Dr. Lindstrom, is also a director of TLC Vision.  One of our other directors, Mr. Davidson, was also a director of TLC Vision until December 2007, and one of our former directors, Jay T. Holmes, was elected to the board of directors of TLC Vision on June 10, 2008.

TLC Vision provides to OccuLogix certain information technology and administrative support.  During the financial year ended December 31, 2009, the Company paid to TLC Vision an aggregate of approximately $21,270 in respect of these services.

Marchant Securities Inc.

Marchant Securities Inc., or Marchant, is a firm indirectly beneficially owned as to approximately 32% by Mr. Vamvakas and members of his family.

On January 8, 2010 and March 19, 2010, we closed a private placement of our common stock totaling approximately $3 million.  The shares were sold pursuant to a securities purchase agreement, dated as of January 8, 2010, by and among the Company and the several purchasers, including Elias Vamvakas, our Chairman of the Board and Chief Executive Officer, Thomas N. Davidson, a member of the Board, and David C. Eldridge, a consultant and the Company’s Vice President, Professional Development.  The participation by such insiders was approved by our stockholders on March 3, 2010.

Pursuant to the terms of an amended and restated agency agreement (the “Canadian Placement Agency Agreement”), dated as of January 8, 2010, by and between the Company and Marchant Securities Inc. (“Marchant”), Marchant acted as the Canadian placement agent in connection with the private placement.  Under the Canadian Placement Agency Agreement, Marchant was the Company’s sole and exclusive agent in Canada for the offer for sale, on a best efforts basis, of the Company’s common stock in connection with the private placement and received a total of 95,221 shares of our common stock as consideration for its services in connection with the private placement.  The Company has also agreed to indemnify Marchant, its affiliates and their respective directors, officers, employees, shareholders and agents against all expenses, losses, claims, actions, damages or liabilities, and the reasonable fees and expenses of their counsel, arising out of the provision of the services pursuant to the agreement.

Greybrook Capital Inc.

On November 2, 2009, we entered into a capital advisory agreement with Greybrook Capital Inc., or Greybrook.  Pursuant to the terms of the agreement, as amended on January 8, 2010, Greybrook is entitled to receive in consideration of its provision of capital advisory services to the Company, within 90 days of the date of the agreement and again on or before the first anniversary of the date of the agreement, compensation consisting of (i) $100,000 in cash or (ii) shares of the Company’s common stock equal to the quotient of (A) $100,000 and (B) $1.22, the per share closing consolidated bid price on the date of the original execution of the agreement.  All other terms and conditions of the agreement remain in full force and effect.  Elias Vamvakas, Chairman of the Company’s board of directors and acting Chief Executive Officer, is a principal with, and holds a material financial interest in, Greybrook.

No Other Interests of Insiders

None of the principal stockholders, senior officers or directors of the Company or the proposed nominees for election as directors of the Company, or any of their associates or subsidiaries, has any other interest in any other transaction since January 1, 2009 or any other proposed transaction that has materially affected or would materially affect the Company or its subsidiaries.

We believe that all of the transactions described above were on terms at least as favorable to us as they would have been had we entered into those transactions with unaffiliated third parties.

ITEM 14.             Principal Accounting Fees and Services.

In connection with the audit of the 2009 financial statements, the Company entered into an engagement agreement with the San Diego, California, United States office of Ernst & Young LLP (United States), or Ernst & Young (U.S.),  which set forth the terms by which Ernst & Young (U.S.) has performed audit services for the Company.  That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.  The Toronto, Canada office of Ernst & Young LLP (Canada), or Ernst & Young (Canada), previously performed audit services for the Company.

The following table sets forth the aggregate fees agreed to by the Company for the annual and statutory audits for the fiscal years ended December 31, 2009 and 2008, and all other fees paid by the Company to Ernst & Young (U.S.) during 2009 and 2008:

	For the years ended December 31,
	2009 ($)	2008 ($)
	(in thousands)
Audit Fees	$209.4	$234.1	(1)
Audit-Related Fees	30.2	0.0
Tax Fees	0.0	0.0
All Other Fees	0.0	0.0
Totals	$239.6	$234.1
___________________
(1)	Includes fees of C$83,625 for the review of the Company’s 2008 quarterly consolidated financial statements by Ernst & Young (Canada), converted at the year end exchange rate of $0.8178.

Audit Fees.  Audit fees for the financial years ended December 31, 2009 and 2008 were for professional services provided in connection with the audit of the Company’s annual consolidated financial statements, review of the Company’s quarterly consolidated financial statements, accounting matters directly related to the annual audits, the assessment and testing of internal controls for purposes of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees.  In the fiscal year ended December 31, 2009, the Company incurred audit related fees of $31,191. These fees were related to services associated with SEC registration statements, periodic reports (including Form 8-Ks for acquisitions)and other documents filed with the SEC or other documents issued in connection with security offerings (e.g., comfort letters, consents), and assistance in responding to SEC comment letters. Additionally these fees included consultations by the Company’s management as to the accounting or disclosure treatment of transactions or evetns and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, FASB, or other regulatory standard setting bodies. There were no audit related fees for the fiscal year ended December 31, 2008.

Tax Fees.  Services for compliance and tax fees were incurred for services related to federal and various state tax compliance and planning, including commodity tax advisory services.

All Other Fees.  Ernst & Young LLP did not provide any services in the last two fiscal years, other than those described above.

The Audit Committee has concluded that the above-described non-audit services did not adversely impact the independence of Ernst & Young LLP.  All audit fees relating to the audit for the financial year ended December 31, 2009, were approved in advance, or were ratified, by the Audit Committee.  Generally, all audit and non-audit services to be provided by Ernst & Young LLP were, and will continue to be, pre-approved by the Audit Committee.

PART IV

ITEM 15.             Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit Description	Incorporated by Reference
2.1	Form of Plan of Reorganization.	Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333-118024)

3.1	Restated Certificate of Incorporation of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.2	Amended and Restated By-Laws of the Registrant as currently in effect.	Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)

3.3	Certificate of Amendment of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.4	Restated Certificate of Incorporation of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Restated Certificate of Incorporation of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.

4.1	Form of Common Stock Purchase Warrant Agreement	Exhibit A to the Registrant’s free writing prospectus filed with the Commission on March 17, 2010 (file no. 333-157269)

4.2	Form of Common Stock Purchase Warrant Agreement	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.1	Series A Stock Purchase Agreement by and among TearLab, Inc. and the Registrant dated as of November 30, 2006.
Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)  (Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.)

10.2	Securities Purchase Agreement, dated as of February 1, 2007, by and among the Registrant and the investors listed on the Schedule of Investors attached thereto as Exhibit A.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 6, 2007 (file no. 000-51030)

10.3	Employment Agreement between the Registrant and Suh Kim dated as of March 12, 2007.^	Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.4	License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.
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

10.7	Amendment No. 3, dated July 7, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.8	Amendment No. 4, dated October 9, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.9	Terms of Business, dated February 5, 2007, between Invetech Pty Ltd. and TearLab, Inc.	Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.10
Amendment No. 5, dated June 29, 2007, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.11	Lease, dated October 17, 2005, between Penyork Properties III Inc. and the Registrant.	Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.12
Lease Amending Agreement, dated as of March 9, 2007, between the Registrant and 2600 Skymark Investments Inc., amending the Lease between Penyork Properties III Inc. and the Registrant dated October 17, 2005.
Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.13	2002 Stock Option Plan, as amended and restated on June 29, 2007.^	Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.14
Manufacturing and Development Agreement, dated October 25, 2007, between MiniFAB (Aust) Pty Ltd and TearLab, Inc.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.15	First Amendment to Series A Preferred Stock Purchase Agreement, dated October 29, 2007, between TearLab, Inc. and the Registrant	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2007 (file no. 000-51030)

10.16	Research Agreement, dated as of December 13, 2007, between * and TearLab, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)	Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

Exhibit Number	Exhibit Description	Incorporated by Reference

10.17
Stock Purchase Agreement, dated as of December 19, 2007, between the Registrant and Solx Acquisition, Inc.  (Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Commission upon request.)
Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

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
Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.19
Termination Agreement, dated as of December 19, 2007, between Doug P. Adams and the Registrant, terminating the Employment Agreement between the Registrant and Doug P. Adams dated as of September 1, 2006.^
Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.20	Limited Guaranty, dated as of December 19, 2007, by Doug P. Adams for the benefit of the Registrant.	Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.21	Security Agreement, dated as of December 19, 2007, by Solx, Inc. in favor of the Registrant.	Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.22	Letter Agreement, dated December 20, 2007, between the Registrant and Solx Acquisition, Inc.	Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.23
Termination Agreement, dated as of January 4, 2008, between John Cornish and the Registrant, terminating the Employment Agreement between the Registrant and John Cornish dated as of April 1, 2005, as amended.^
Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.24
Termination Agreement, dated as of January 4, 2008, between Julie Fotheringham and the Registrant, terminating the Employment Agreement between the Registrant and Julie Fotheringham dated September 1, 2004.^
Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.25
Termination Agreement, dated as of January 4, 2008, between Stephen Parks and the Registrant, terminating the Employment Agreement between Stephen Parks and the Registrant dated as of October 4, 2005.^
Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.26
Termination Agreement, dated as of January 8, 2008, between David C. Eldridge and the Registrant, terminating the Employment Agreement between the Registrant and Dr. David Eldridge dated November 9, 2004.^
Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

Exhibit Number	Exhibit Description	Incorporated by Reference

10.27	Termination Agreement, dated as of January 31, 2008, between Nozhat Choudry and the Registrant, terminating the Employment Agreement between Nozhat Choudry and the Registrant, as amended.^	Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.28	Termination Agreement, dated as of January 31, 2008, between Stephen Kilmer and the Registrant, terminating the Employment Agreement between the Registrant and Stephen Kilmer dated July 30, 2004.^	Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.29	Loan Agreement, dated as of February 19, 2008, by and among the Registrant, the Lenders named therein and Marchant Securities Inc.	Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.30	Share Pledge Agreement, dated as of February 19, 2008, by the Registrant in favor of Marchant Securities Inc., as collateral agent.	Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.31	Employment Agreement, dated as of February 25, 2008, between the Registrant and William G. Dumencu.^	Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.32	Termination Agreement, dated as of February 25, 2008, between Asahi Kasei Kuraray Medical Co., Ltd. and the registrant.^	Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.33	Amending Agreement, dated as of March 3, 2008, between Nozhat Choudry and the Registrant, amending the Termination Agreement between Nozhat Choudry and the Registrant dated as of January 31, 2008.^	Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.34	Amending Agreement, dated as of March 3, 2008, between John Cornish and the Registrant, amending the Termination Agreement between John Cornish and the Registrant dated as of January 4, 2008.^	Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.35
Amending Agreement, dated as of March 3, 2008, between David C. Eldridge and the Registrant, amending the Termination Agreement between David C. Eldridge and the Registrant dated as of January 8, 2008.^
Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.36
Amending Agreement, dated as of March 3, 2008, between Julie Fotheringham and the Registrant, amending the Termination Agreement between Julie Fotheringham and the Registrant dated as of January 4, 2008.^
Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.37	Amending Agreement, dated as of March 3, 2008, between Stephen Parks and the Registrant, amending the Termination Agreement between Stephen Parks and the Registrant dated as of January 4, 2008.^	Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 17, 2008 (file no. 000-51030)

Exhibit Number	Exhibit Description	Incorporated by Reference

10.38
Agreement and Plan of Merger and Reorganization, dated April 22, 2008, by and among the Registrant, OcuSense Acquireco, Inc. and TearLab, Inc. (formerly known as OcuSense, Inc.) (Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.)
Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 12, 2008 (file no. 000-51030)

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
Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 12, 2008 (file no. 000-51030)

10.40	Securities Purchase Agreement, dated as of May 19, 2008, by and among OccuLogix, Inc., Marchant Securities Inc. and the investors listed on the Schedule of Investors attached thereto as Exhibit A.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 21, 2008 (file no. 000-51030)

10.41	Amending Agreement by and among OccuLogix, Inc., Marchant Securities Inc. and the investor party thereto.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 28, 2008 (file no. 000-51030)

10.42	Amending Agreement, dated as of July 28, 2008, by and among OccuLogix, Inc., OcuSense Acquireco, Inc. and TearLab, Inc. (formerly known as OcuSense, Inc.)	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 28, 2008 (file no. 000-51030)

10.43
Second Amending Agreement, dated as of June 16, 2008, between John Cornish and the Registrant, amending the Termination Agreement between the Registrant and John Cornish dated as of January 4, 2008, as amended.^
Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.44
Second Amending Agreement, dated as of June 16, 2008, between Julie Fotheringham and the Registrant, amending the Termination Agreement between the Registrant and Julie Fotheringham dated as of January 4, 2008, as amended.^
Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.45	Amending Agreement, dated as of June 16, 2008, between Stephen Kilmer and the Registrant, amending the Termination Agreement between the Registrant and Stephen Kilmer dated as of January 31, 2008.^	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.46
Second Amending Agreement, dated as of June 16, 2008, between David C. Eldridge and the Registrant, amending the Termination Agreement between the Registrant and David C. Eldridge dated as of January 8, 2008, as amended.^
Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

Exhibit Number	Exhibit Description	Incorporated by Reference

10.47
Second Amending Agreement, dated as of June 16, 2008, between Stephen Parks and the Registrant, amending the Termination Agreement between the Registrant and Stephen Parks dated as of January 4, 2008, as amended.^
Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.48
Second Amending Agreement, dated as of June 19, 2008, between Nozhat Choudry and the Registrant, amending the Termination Agreement between the Registrant and Nozhat Choudry dated as of January 31, 2008, as amended.^
Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.49
Termination Agreement, dated as of June 30, 2008, between Thomas P. Reeves and the Registrant, terminating the Employment Agreement between the Registrant and Thomas P. Reeves dated as of August 1, 2004, as amended.^
Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.50
Third Amending Agreement, dated as of July 25, 2008, between John Cornish and the Registrant, amending the Termination Agreement between the Registrant and John Cornish dated as of January 4, 2008, as amended.^
Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.51
Third Amending Agreement, dated as of July 25, 2008, between Julie Fotheringham and the Registrant, amending the Termination Agreement between the Registrant and Julie Fotheringham dated as of January 4, 2008, as amended.^
Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.52
Second Amending Agreement, dated as of July 25, 2008, between Stephen Kilmer and the Registrant, amending the Termination Agreement between the Registrant and Stephen Kilmer dated as of January 31, 2008, as amended.^
Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.53
Third Amending Agreement, dated as of July 25, 2008, between David C. Eldridge and the Registrant, amending the Termination Agreement between the Registrant and David C. Eldridge dated as of January 8, 2008, as amended.^
Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.54
Third Amending Agreement, dated as of July 25, 2008, between Stephen Parks and the Registrant, amending the Termination Agreement between the Registrant and Stephen Parks dated as of January 4, 2008, as amended.^
Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.55
Third Amending Agreement, dated as of July 25, 2008, between Nozhat Choudry and the Registrant, amending the Termination Agreement between the Registrant and Nozhat Choudry dated as of January 31, 2008, as amended.^
Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.56	Amending Agreement, dated as of July 25, 2008, between Thomas P. Reeves and the Registrant, amending the Termination Agreement between the Registrant and Thomas P. Reeves dated as of June 30, 2008.^	Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

Exhibit Number	Exhibit Description	Incorporated by Reference

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
Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.58	Loan Agreement, dated as of August 13, 2008, by and among OccuLogix, Inc. and TearLab, Inc. (formerly known as OcuSense, Inc.).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2008 (file no. 000-51030)

10.59	Second Amending Agreement, dated as of October 6, 2008, by and among OccuLogix, Inc., OcuSense Acquireco, Inc. and TearLab, Inc. (formerly known as OcuSense, Inc.).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

10.60	Second Amending Agreement, dated as of October 1, 2008, by and among OccuLogix, Inc., Marchant Securities Inc. and the investors listed on the Schedule of Investors attached thereto as Exhibit A.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

10.61	Letter Agreement, dated January 8, 2010, amending the Capital Advisory Agreement with Greybrook Capital Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 11, 2010 (file no. 000-51030)

10.62	Placement Agency Agreement, dated as of March 14, 2010, by and between the Company and Rodman & Renshaw, LLC.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2010 (file no. 000-51030)

10.63	Securities Purchase Agreement, dated as of March 14, 2010, by and between the Company and certain investors.	Exhibit A to the Registrant’s free writing prospectus filed with the Commission on March 17, 2010 (file no. 333-157269)

10.64	Distribution Agreement, dated as of August 20, 2009, by and between the Company and Science with Vision, a Canadian corporation.	Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2010 (file no. 000-51030)

10.65	Capital Advisory Agreement with Greybrook Capital Inc., dated November 3, 2009.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2009 (file no. 000-51030)

10.66	Securities Purchase Agreement, dated as of July 15, 2009, by and between the Company and certain investors.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

Exhibit Number	Exhibit Description	Incorporated by Reference

10.67	Form of 12% Convertible Secured Note.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.68	Security Agreement, dated July 15, 2009, by and between the Company and certain investors.	Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.69	Form of Director and Affiliate Letter Agreement.^	Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

14.1	Code of Conduct of the Registrant	Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed on March 26, 2010)

14.2	Complaint and Reporting Procedures of the Registrant.	Exhibit 14.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 2005 (file no. 000-51030)

21.1	Subsidiaries of Registrant.	Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed on March 26, 2010)

23.1	Consent of Ernst & Young LLP, San Diego, California, Independent Registered Public Accounting Firm.	Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed on March 26, 2010)

23.2	Consent of Ernst & Young LLP, Toronto, Canada, Independent Registered Public Accounting Firm.	Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed on March 26, 2010)

24.1	Power of Attorney (included on signature page).	Included on signature page to original filing on March 26, 2010

31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.	Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed on March 26, 2010)

32.2	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.	Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (filed on March 26, 2010)
_________________________
^	Compensatory contract, plan or arrangement.

*               *               *

Copies of the exhibits filed with this Amendment No. 1 to the Annual Report on Form 10-K/A or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Registrant.  The Registrant will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2010	OCCULOGIX, INC

	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Dated: April 30, 2010	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer and
Chairman of Board of Directors

	Dated: April 30, 2010	By:	/s/ William G. Dumencu
William G. Dumencu
Chief Financial Officer and Treasurer

	Dated: April 30, 2010	By:	/s/ *
Anthony Altig
Director

	Dated: April 30, 2010	By:	/s/ *
Thomas N. Davidson
Director

	Dated: April 30, 2010	By:	/s/ *
Adrienne L. Graves
Director

	Dated: April 30, 2010	By:	/s/ *
Richard L. Lindstrom, M.D.
Director

	Dated: April 30, 2010	By:	/s/ *
Donald Rindell
Director

*By:	/s/ Elias Vamvakas
Elias Vamvakas
Attorney-in-Fact