Form 10-Q
period 2010-03-31
OccuLogix, Inc.
filed 2010-05-13
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,765,794 as of May 10, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

OccuLogix, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

OccuLogix, Inc.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,865,726	$106,200
Accounts receivable, net	184,994	149,039
Inventory, net	244,302	196,461
Prepaid expenses	262,888	337,602
Deferred finance charges	16,563	23,679
Other current assets	29,854	30,911
Total current assets	7,604,327	843,892
Fixed assets, net	124,895	139,589
Patents and trademarks, net	213,561	220,583
Other non-current assets	63,791	175,578
Intangible assets, net	8,049,870	8,353,501
Total assets	$16,056,444	$9,733,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$686,944	$447,527
Accrued liabilities	1,758,766	1,093,404
Due to stockholders	28,422	38,422
Deferred revenue	147,192	150,977
Obligations under warrants	668,988	3,195
Notes payable and accrued interest	1,441,826	1,242,403
Total current liabilities	4,732,138	2,975,928

Stockholders’ equity
Capital stock
Preferred Stock, par value $0.001, authorized 10,000,000, zero issued and outstanding at both March 31, 2010 and December 31, 2009	—	—
Common stock, par value $0.001 per share, authorized 40,000,000, issued and outstanding: March 31, 2010 – 14,765,794; December 31, 2009 – 9,866,685	14,766	9,866
Additional paid-in capital	385,432,151	378,789,938
Accumulated deficit	(374,122,611)	(372,042,589)
Total stockholders’ equity	11,324,306	6,757,215
Total liabilities and stockholders’ equity	$16,056,444	$9,733,143

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Three months ended
	March 31,
	2010	2009

Revenue
TearLab	$274,995	$243,258
Total revenue	274,995	243,258
Cost of goods sold
TearLab – product cost	189,422	119,199
Total cost of goods sold (excluding amortization of intangible assets)	189,422	119,199
Gross profit	85,573	124,059
Operating expenses
Amortization of intangible assets	303,631	303,631
General and administrative	965,471	982,978
Clinical , regulatory and research & development	468,066	332,306
Sales and marketing	274,456	214,304
Total operating expenses	2,011,624	1,833,219
Loss from operations	(1,926,051)	(1,709,160)
Other income (expense)
Interest income	1,441	1,830
Changes in fair value of warrant obligations	70,978	21,695
Interest expense	(52,502)	—
Amortization of deferred financing charges, warrants & beneficial conversion values	(154,037)	—
Other income (loss)	(19,851)	14,163
Total other income (expense)	(153,971)	37,688
Loss from continuing operations before income taxes	(2,080,022)	(1,671,472)
Income tax recovery	—	668,881
Net loss	$(2,080,022)	$(1,002,591)
Weighted average number of shares outstanding attributable to OccuLogix, Inc. - basic and diluted	12,053,262	9,828,409
Loss per share attributable to OccuLogix, Inc. – basic and diluted	$(0.17)	$(0.10)

See accompanying notes to interim consolidated financial statements

OccuLogix, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Three months ended March 31,
	2010	2009

OPERATING ACTIVITIES
Net loss for the period	$(2,080,022)	$(1,002,591)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation and stock-based restructuring charges	207,017	130,292
Depreciation of fixed assets	16,478	19,700
Amortization and write-down of patents and trademarks	7,022	7,419
Amortization of intangible asset	303,631	303,630
Amortization of deferred financing charges, warrants and beneficial conversion values	154,037	—
Changes in fair value of warrant obligations	(70,978)	(21,695)
Deferred tax liability, net	—	(668,881)
Non-cash interest accrued on convertible debt funding	52,502	—
Gain on disposal of fixed assets	—	(3,119)
Net change in non-cash working capital balances related to operations	217,450	(64,221)
Cash used in operating activities	(1,192,863)	(1,299,466)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(1,784)	(2,765)
Additions to patents and trademarks	—	(6,553)
Cash used in investing activities	(1,784)	(9,318)

FINANCING ACTIVITIES
Proceeds from issuance of shares in a private placement financing	2,999,981	—
Proceeds from issuance of shares and warrants in a registered direct financing	5,000,000	—
Costs of issuance of shares in private placement and registered direct financings	(45,808)	—
Cash provided by financing activities	7,954,173	—

Net increase (decrease) in cash and cash equivalents during the period	6,759,526	(1,308,784)
Cash and cash equivalents, beginning of period	106,200	2,565,277
Cash and cash equivalents, end of period	$6,865,726	$1,256,493

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation. The Company currently operates in one segment.

2.	SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2009. We evaluated the subsequent events through May 13, 2010, the date on which this Quarterly report on Form 10-Q was filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010, but may be adopted earlier as of the beginning of an annual period. The Company is currently evaluating the effect, if any, that this guidance will have on its financial position and results of operations.

OccuLogix, Inc.

3.	BALANCE SHEET DETAILS

Inventory

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.

	March 31, 2010	December 31, 2009
Finished goods	$368,704	$320,863
	368,704	320,863
Less reserves for excess and obsolescence	(124,402)	(124,402)
	$244,302	$196,461

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for.  In addition, the Company assesses the impact of changing technology and market conditions.

Prepaid Expenses

	March 31, 2010	December 31, 2009
Prepaid insurance	$105,835	$146,504
Prepaid financing costs	—	81,571
Prepaid regulatory fees	30,764	2,821
Deferred royalty costs	40,500	40,500
Other fees and services	85,789	66,206
	$262,888	$337,602

Fixed Assets

	March 31, 2010	December 31, 2009
Furniture and office equipment	$25,312	$24,812
Computer equipment and software	146,418	145,134
Medical equipment	330,219	330,219
	501,949	500,165
Less accumulated depreciation	377,054	360,576
	$124,895	$139,589

Depreciation expense was $16,478 and $19,700 during the three months ended March 31, 2010 and 2009, respectively.

Patents and trademarks

	March 31, 2010	December 31, 2009
Patents	$236,314	$194,394
Trademarks	32,154	79,413
	268,468	273,807
Less accumulated amortization	54,907	53,224
	$213,561	$220,583

Amortization expense and write down of patents and trademarks was $7,022 and $7,419 during the three months ended March 31, 2010 and 2009, respectively

OccuLogix, Inc.

The Company recorded patents and trademarks as of March 31, 2010 relate to the cost of pending applications for patents and trademarks for the TearLab™ technology.  These patents and trademarks are amortized, using the straight-line method, over an estimated useful life of 10 years from the date of approval of the patents and trademarks.

Accrued liabilities

	March 31,	December 31,
	2010	2009
Due to professionals	$603,787	$302,451
Due to employees and directors	534,619	134,000
Clinical trial accruals	174,013	194,800
Amounts due for provision of capital transaction advisory services	100,000	100,000
Corporate compliance	97,696	81,039
Obligation to repay advances received	65,523	66,695
Product development costs	5,106	13,746
Other	178,022	200,673
	$1,758,766	$1,093,404

4.	INTANGIBLE ASSETS

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

Intangible assets subject to amortization consist of the following:

	As at March 31, 2010
	Cost	Accumulated Amortization
TearLab™ technology	$12,172,054	$4,122,184

	As at December 31, 2009
	Cost	Accumulated Amortization
TearLab™ technology	$12,172,054	$3,818,553

Estimated amortization expense for the intangible assets for the balance of 2010 and each of the next four years and thereafter is as follows:

Amortization of intangible assets
Remainder of 2010	$910,892
2011	1,214,523
2012	1,214,523
2013	1,214,523
2014	1,214,523
Thereafter	2,280,886
$8,049,870

Amortization expense of $303,631 for each of the three months ended March 31, 2010 and 2009, are attributable to the TearLab™ technology.

OccuLogix, Inc.

5.	RELATED PARTY TRANSACTIONS

The following are the Company's related party transactions:

TLC Vision

TLC Vision Corporation held a 5.1%, and 7.6% ownership interest in the Company, on an issued and outstanding basis, as of March 31, 2010 and December 31, 2009 respectively.

TLC provided computer and administrative support to the Company in the three months ended March 31, 2010 and 2009 respectively, for which the Company recorded expense of $3,000, and $7,635, respectively. The balances due to TLC Vision Corporation were $28,422 and $38,422 at March 31, 2010 and December 31, 2009, respectively.

Other

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

Effective November 20, 2009, OccuLogix, Inc., entered into an agency agreement with Marchant.  Pursuant to the terms of the agreement, Marchant will acted as the Canadian placement agent in connection with our private placement of up $3,000,000 of the Company’s common stock. As a result of the closing of the private placement financings in January 2010 and March 2010, under the Agency agreement, the Company issued an aggregate of 101,548 shares to Marchant.

The Company has also agreed to indemnify Marchant, its affiliates and their respective directors, officers, employees, shareholders and agents against all expenses, losses, claims, actions, damages or liabilities, and the reasonable fees and expenses of their counsel, arising out of the provision of the services pursuant to the agreement.

On November 2, 2009, the Company, entered into a capital advisory agreement for a minimum of two years with Greybrook Capital Inc., or Greybrook.  On January 8, 2010, the Company and Greybrook entered into an amendment to the capital advisory agreement.  Pursuant to the terms of the agreement, as amended, Greybrook is entitled to receive in consideration of its provision of capital advisory services to the Company, within 90 days of the agreement and again on or before the first anniversary of the date of the agreement, compensation consisting of (i) $100,000 in cash or (ii) shares of the Company’s common stock equal to the quotient of (A) $100,000 and (B) $1.22, the closing consolidated bid price on the date of the original execution of the agreement.  All other terms and conditions of the agreement remain in full force and effect.  No shares were issued under this agreement at March 31, 2010. Elias Vamvakas, chairman of the Company’s board of directors and acting chief executive officer, is a principal with, and holds a material financial interest in Greybrook.

6.	INCOME TAXES

The Company records tax benefits related to tax losses as deferred income tax assets to offset deferred income tax liabilities arising from its intangible assets.

The Company reported a recovery of income taxes of zero for the three months ended March 31, 2010 of which $169,466 represented amortization of deferred tax liabilities in the three months ended March 31, 2010 offset by an increase to the valuation allowance against deferred tax assets of $169,466 reported for losses incurred in prior periods. The current deferred tax liability balance of $3,368,305 is offset by a deferred tax asset balance of the same amount. As the Company is uncertain of when it will utilize its tax losses, as the deferred tax liability is amortized, there will be a corresponding increase to the valuation allowance against  the deferred tax asset , this will maintain a net zero dollar balance for the deferred tax accounts.

The Company reported a recovery of income taxes of $668,881 for the three months ended March 31, 2009 of which $547,529 represented deferred tax assets reported for losses incurred in the three months ended March 31, 2009, and $121,352 which represented amortization of deferred tax liabilities in the three months ended March 31, 2009.

OccuLogix, Inc.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in other expense. Because the Company has generated net operating losses since inception for both state and federal purposes, no additional tax liability, penalties or interest has been recognized for balance sheet or income statement purposes as of  and for the period ended March, 31, 2010.

When applicable, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as other expense in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods.  As of March 31, 2010 and December 31, 2009, the Company did not have any liability for the payment of interest and penalties.

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

7.	NOTES PAYABLE AND ACCRUED INTEREST

In the third quarter of 2009, the Company closed an agreement with certain investors whereby the investors agreed to provide financing (the “Financing”) to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.75 million.  The convertible secured notes (the “Notes”) evidencing the Financing, mature on the second anniversary of their issuance (“the Maturity Date”), bear interest at a rate of 12% per annum and are convertible into shares of the Company’s common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to the Maturity Date.  The conversion price of the Notes (the “Discount Price”) is $1.3186 determined on August 31, 2009 and represents 80% of the volume weighted average price on the NASDAQ stock market for the ten trading days prior to August 31, 2009.  The Notes are secured by substantially all of the assets of the Company and the financing is subject to customary conditions to closing.

In connection with the Financing, the Company will issue warrants with a life of five years to purchase shares of common stock equal in value to ten percent of the aggregate principal amount of the notes (the “Warrants”).  The exercise price of the Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The warrants will not be issued until the convertible secured notes are converted to common shares of the Company. The Company has recorded $162,621 representing the fair value of the warrants in additional paid-in capital which has been calculated using the Black-Scholes value model. The value of the warrants are being accreted over the two year term of the Notes and in the three months ended March 31, 2010, an amortization charge of $26,886 is included in other income (expense).

OccuLogix, Inc.

As the conversion price of the convertible secured debt reflects a price discounted from the fair market value of the Company’s common stock, there is a deemed beneficial conversion feature associated with the Financing. The Company has recorded $727,582 representing the value of the beneficial conversion feature in additional paid-in capital which has been determined by calculating the fair value of shares that could be acquired as the difference between the discounted conversion price and the fair value on the date of funding. The value of the beneficial conversion is being accreted over the two year term of the convertible secured debt and in the three months ended March 31, 2010, an amortization charge of $120,035 is included in other income (expense).

The Company incurred $87,199 in expenses related to the Financing which was allocated to deferred finance charges for $42,844 and cost of equity for $44,355 in proportion to the allocation of the Financing amount between equity and liabilities.  The value of the deferred financing is being accreted over the two year term of the Notes and in the three months ended March 31, 2010, an amortization charge of $7,116 is included in other income (expense).

Richard Lindstrom, M.D. and Tom Davidson, both of whom are directors of the Company, invested $100,000 each in the Financing.  Greybrook Corporation, an entity controlled by Elias Vamvakas, Chairman and Interim CEO of the Company, or members of his family, invested $310,000 in the Financing.

Accrued interest of $52,502 has been recorded in the three months ended March 31, 2010 and is included in notes payable and accrued interest on our balance sheet.

8.	FAIR VALUE MEASUREMENTS

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

At March 31, 2010, the Company has a liability for warrants to purchase 110,578 shares of common stock at an exercise price of $46.25 that are valued at $14,143, as well as a liability for warrants to purchase 621,118 shares of common stock at an exercise price of $4.00 that are valued at $654,845.  Both liabilities are classified under the level 3 hierarchy.

The following table provides activity for obligations under warrants measured at fair value using significant unobservable inputs (level 3) for the year ended March 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2010	$3,195
Purchases, issuances, and settlements	736,771
Change in fair value of warrant liability included in other (income) / expense	(70,978)
Balance of warrant liability at March 31, 2010	$668,988

OccuLogix, Inc.

9.	CAPITAL STOCK

(a)  Authorized share capital

The total number of authorized shares of common stock of the Company is 40,000,000.  Each share of common stock has a par value of $0.001 per share.  The total number of authorized shares of preferred stock of the Company is 10,000,000.  Each share of preferred stock has a par value of $0.001 per share.

(b)  Common stock

On February 11, 2009, the Company filed with the Securities and Exchange Commission, or the SEC, a prospectus as part of a registration statement on Form S-3 using a "shelf" registration process.  Under the shelf process, if the registration statement is declared effective by the SEC, we may from time to time offer or sell any combination of common stock, preferred stock, debt securities, depository shares or warrants in one or more offering up to a total dollar value of $30,000,000.  The registration statement was declared effective by the SEC on July 20, 2009. The Company utilized $5,000,000 of the “shelf” in the registered direct financing which closed on March 18, 2010.

On April 21, 2009, having received the approval of the board of directors, the Company issued 38,276 shares valued at $110,000 under the terms and conditions of a settlement agreement.

On January 11, 2010, the Company sold 1,886,291 shares of its common stock for an aggregate of approximately $1,743,989. The Company also received commitments to purchase an additional 1,358,475 shares for an aggregate of approximately $1,256,011 subject to obtaining stockholder approval which it received March 3, 2010. The shares were issued on March 19, 2010. The per share price of the shares, $0.92456, is equal to 80% of the volume weighted average price of the Company’s common stock for the 10 trading days ending on the day immediately preceding the January 8, 2010 closing date.

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

(c)  Stock Option Plan

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's consolidated statements of operations:

	Three months ended March 31,
	2010	2009
General and administrative	$141,568	$72,645
Clinical and regulatory	47,557	40,389
Sales and marketing	17,892	17,258
Stock-based compensation expense before income taxes	$207,017	$130,292

OccuLogix, Inc.

As of March 31, 2010, the Company had granted 357,100 options to certain executives which require stockholder approval to increase the option pool by at least 357,100 options before the options granted to these certain executives become exerciseable. If stockholder approval is not obtained by December 2, 2010 to increase the option pool, then these options shall expire and will be returned to the Plan. 167,100 of these options were fully vested as at March 31, 2010, 150,000 of the options vest monthly and are fully vested at the end of 2010, 15,000 of the options vest over three months and are fully vested on June 18, 2010 and 25,000 of the options vest one-third annually on the anniversary of its grant date of September 30, 2009.

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

The Company accounts for the Warrants and the Cowen Warrant in accordance with the provisions of FASB ASC Topic 815 Derivatives and Hedging.  The FASB guidance requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  Based on applicable guidance from the FASB, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity.  Accordingly, the Company classified the Warrants and the Cowen Warrant as current liabilities at March 31, 2010 and December 31, 2009, respectively.

The estimated fair value of the Warrants and the Cowen Warrant at March 31, 2010 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	109%
Expected life of Warrants	1.83 years
Risk-free interest rate	0.92%
Dividend yield	0%

The Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the Warrants and the Cowen Warrant as of March 31, 2010 and determined the aggregate fair value to be $14,143, an increase of approximately $10,947 over the measurement of the aggregate fair value of the Warrants and the Cowen Warrant on December 31, 2009. This increase was recorded in other income (expense) as changes in fair value of warrant obligations in the consolidated statement of operations during the three months ended March 31, 2010.

On March 18, 2010, the Company closed a registered direct financing in which it sold approximately 1,552,796 shares of its common stock and warrants (the “Warrants”) to purchase approximately 621,118 shares of its common stock for gross proceeds of approximately $5,000,000.  The investors agreed to purchase the shares and warrants for $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The exercise price of the warrants is $4.00 per share. The warrants are exercisable at any time on or after the sixth-month anniversary of the closing date through and until the 18-month anniversary of the closing of the offering.

The Company accounts for the Warrants in accordance with the provisions of ASC Topic 815. Based on applicable U.S. GAAP guidance, the Company determined that the Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the Warrants as current liabilities at March 31, 2010.

The estimated fair value of the Warrants at March 18, 2010 was determined to be $736,770, using the Black-Scholes option-pricing model with the following weighted average assumptions:

OccuLogix, Inc.

Volatility	113%
Expected life of Warrants	1.50 years
Risk-free interest rate	0.70%
Dividend yield	0%

In addition, the Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the Warrants as of March 31, 2010 and determined the aggregate fair value to be $654,845, a decrease of approximately $81,925 over the measurement of the aggregate fair value of the Warrants on March 18, 2010. This decrease was recorded in other income (expense) as changes in fair value of warrant obligations in the consolidated statement of operations during the three months ended March 31, 2010.

A summary of Warrants outstanding as of March 31, 2010 is set forth below:

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2009	110,578	$46.25
Granted	621,118	4.00
Forfeited	—	—
Outstanding, March 31, 2010	731,696	$10.39

In connection with the Financing which the Company was engaged in July and August 2009, the Company will issue 109,389 warrants (“Financing Warrants”) with a life of five years to purchase shares of common stock equal in value to ten percent of the aggregate principal amount of the notes issued in the Financing.  The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The warrants will not be issued until the convertible secured notes are converted to common shares of the Company and will be exerciseable upon issuance. The Company has recorded $162,621 representing the fair value of the Financing Warrants at the issuance date which has been calculated using the Black-Scholes value model. The value of the Financing Warrants is being amortized over the two year term of the convertible secured debt and a charge of $26,886 is included in other income (expense).

10.	COMPREHENSIVE INCOME (LOSS)

For the three ended March 31, 2010 and 2009, comprehensive loss was equal to net loss for the period.

11.	NET LOSS PER SHARE

Loss per share, basic and diluted, is computed using the treasury method. Potentially dilutive shares have not been used in the calculation of loss per share as their inclusion would be anti-dilutive.

The following table summarizes the potentially dilutive securities which have not been used in the calculation of diluted loss per share as the effect is anti-dilutive:

	Three months ended March 31,
	2010	2009
Stock options	3,394,883	2,430,086
Shares reserved for issuance on convertible debt obligations	1,327,212	—
Warrants	731,696	110,578
Total	5,453,791	2,540,664

OccuLogix, Inc.

11.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Three months ended March 31,
	2009	2009
Accounts receivable, net	$(35,955)	$75,936
Inventory	(47,841)	27,246
Prepaid expenses	74,714	37,693
Other current assets	1,057	(4,738)
Other non-current assets	41,665	—
Accounts payable	239,417	21,699
Accrued liabilities	(41,822)	(211,644)
Deferred revenue	(3,785)	(15,048)
Due to stockholders	(10,000)	4,635
	$217,450	$(64,221)

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Three months ended March 31,
	2010	2009
Non-cash investing activities
Warrant issued in Registered Direct financing	$736,771	$—
Common stock issued to Marchant Securities Inc. for services provided in the equity issuance transaction.	154,797	—
Equity issuance costs accrued at March 31, 2010	707,184	—

12.  SUBSEQUENT EVENTS

There were no subsequent events to report at the date of filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our success is highly dependent on our ability to increase sales of our testing platform in European and other countries recognizing the CE mark, in Canada where we have a Medical Device License and on our receipt of a CLIA waiver which will enable us to begin full commercialization efforts in the United States.  Meeting these objectives requires that we have sufficient capital to fund our operations.  Subsequent to the equity transactions in the first quarter of 2010 in which a gross aggregate of $8.0 million was raised, we have sufficient cash to fund our operations at current levels for at least the next 12 months.  In spite of having adequate funding at this time we continue to evaluate various financing possibilities.

Recent Developments

On January 11, 2010, the Company announced the sale of 1,886,291 shares of its common stock for an aggregate of approximately $1,743,989 and had received additional commitments to purchase an additional 1,358,475 shares for an aggregate of $1,255,992. These equity transactions totaling $2,999,981 closed prior to March 31, 2010. The Company intends to use the net proceeds of the offering for working capital and general corporate purposes.

On March 3, 2010, at a special meeting of the stockholders of the Company, the issuance of 1,358,475 shares of stock was approved for issuance. As a result of this approval, on March 19, 2010, the Company completed the sale of an additional 1,358,475 shares for an aggregate of approximately $1,256,011. The per share price of the shares, $0.92456, is equal to 80% of the volume weighted average price of the Company’s common stock for the 10 trading days ending on the day immediately preceding the January 8, 2010 closing date. The Company intends to use the net proceeds of the offering for working capital and general corporate purposes.

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

OccuLogix, Inc.

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended March 31, (in thousands)
	2010	2009	Change
	$	$	$

TearLab revenue	275	243	32

TearLab – cost of sales	189	119	70

TearLab gross margin (loss)	86	124	(38)
Percentage of TearLab revenue	31%	51%	(20%)

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

TearLab revenue increased by $32,000 or 13% for the three months ended March 31, 2010 as compared to the prior year period, reflecting an increase in sales activity following the launch of the TearLab Osmolarity system in North America during the fourth quarter of fiscal 2009.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended March 31, 2010 increased by $70,000 or 59% over the prior year fiscal period as a result of approximately $50,000 of promotions to promote research and clinical use of our test cards and $20,000 of additional shipping and warranty costs in the current period.

TearLab Gross Margin

TearLab gross margin for the three months ended March 31, 2010 decreased by $38,000 or 31% compared to the prior fiscal period, as a result of the marketing promotion activity and additional shipping and warranty costs previously mentioned.

OccuLogix, Inc.

Operating Expenses

	Three months ended March 31 (in thousands)
	2010	2009	Change
Amortization of intangible assets	$304	$304	$—
General and administrative	965	983	(18)
Clinical and regulatory	468	332	136
Sales and marketing	274	214	60
Operating expenses	$2,011	$1,833	$178

Amortization of Intangible Assets

Amortization expense of intangible assets was unchanged for the three months ended March 31, 2010 and 2009, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

General and Administrative Expenses

General and administrative expenses decreased by $18,000 or 7% during the three months ended March 31, 2010, as compared with the corresponding period in 2009, primarily due to approximately $55,000 in reduced administrative and public company costs offset by increased non-cash option expenses.  We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical and regulatory expenses increased by $136,000 or 41% during the three months ended March 31, 2010, as compared with the corresponding prior year period.  Regulatory costs in support of the Company’s goal of obtaining CLIA waiver certification increased by $60,000 over the prior year comparable period.  Additionally the Company’s costs related to patents expense increased by $40,000 over the prior period.  The Company also realized an increase in employee compensation  costs in the current period of approximately $30,000 as a result of executive bonuses granted in the current year.

Sales and Marketing Expense

Sales and marketing expenses decreased by $60,000 or 28% during the three months ended March 31, 2010, as compared with the comparable period in fiscal 2009. The increase is due to $90,000 in sales and business development costs that were not present in the prior year.  These expenses were offset by corresponding decreases in marketing and advertising expenses of approximately $30,000, reflecting a shift in focus to sales oriented activities following the launch of the TearLab product in Europe, Asia, and North America.

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

OccuLogix, Inc.

Other Income (Expense)

	Three Months Ended March 30, (in thousands)
	2010	2009	Change
	$	$	$

Interest income	1	2	(1)
Changes in fair value of warrant obligation	71	22	49
Interest expense	(52)	―	(52)
Amortization of deferred financing charges, warrants and beneficial conversion values	(154)	―	(154)
Other income (loss)	(20)	14	(34)
	(154)	38	(192)

Interest Income

Interest income consists of interest income earned in as a result of the Company’s cash and short-term investment position following the raising of capital and debt.  The decrease in interest income in the three months ended March 31, 2010 is indicative of the Company earning lowers rates of interest on its cash accounts as a result of the current economic environment.

Changes in Fair Value of Warrants Obligations

The Company has a total of 731,696 warrants subject to fair value re-measurement of which 621,118 warrants were issued during the three months ended march 31, 2010. The value of the warrants vary primarily due to the market price of our common stock.

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued five-year warrants exercisable into an aggregate of 110,578 shares of the Company’s common stock. The Company estimated the fair value of the warrants as of March 31, 2010 and determined the aggregate fair value to be $14,143, an increase of $10,947 from the nominal value calculated as at December 31, 2009.

On March 18, 2010, the Company closed a registered direct financing in which it sold approximately 1,552,796 shares of its common stock and warrants (the “Warrants”) to purchase approximately 621,118 shares of its common stock for gross proceeds of approximately $5,000,000.  Based on applicable guidance from the FASB, the Company determined that the Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the Warrants as current liabilities at March 31, 2010. The estimated fair value of the Warrants at March 18, 2010 was determined to be $736,770  The Company, estimated the fair value of the Warrants as of March 31, 2010 to be $654,845, a decrease of approximately $81,925 over the measurement of the aggregate fair value of the Warrants on March 18, 2010.

This net combined decrease of  $70,978 in the fair value of warrant obligations is recorded as a gain in other income during the three months ended March 31, 2010. In the three months ended March 31, 2009, a gain of $21,695 was reported.

Interest Expense

Accrued interest of $52,502 has been recorded in the three months ended March 31, 2010 arising from the Notes payable issued in Q3 of 2009 and is included in notes payable and accrued interest on our balance sheet. There was no similar charge in the three months ended March 31, 2009.

Amortization of Deferred Financing Charges, Warrants and Beneficial Conversion values

As a result of the Financing that the Company entered into and which resulted in the purchase of $1.75 million in convertible secured notes by the investors, investors were in a position to convert the notes at a conversion price of $1.3186 per share at a time when the common shares of the Company were trading at $1.75 (July 15th) and $1.70 (August 31st) providing them with a beneficial conversion feature. The Company has valued this feature as $727,528 and the amortization of this amount as an expense over the two year life of the Notes for  the three months ended March 31, 2010 was $120,035. No similar expense was reported in the three months ended March 31, 2009.

OccuLogix, Inc.

Investors in the Financing will receive warrants at an exercise price of $1.60 upon conversion of the convertible secured notes. The Company has valued these warrants using the Black-Scholes value model at a value of $162,621. The amortization of this amount as an expense over the two year life of the convertible secured notes in the three months ended March 31, 2010 was $26, 886. No similar expense was reported in the three months ended March 31, 2009.

Issuance costs of the Financing totaled $87,199 and have been allocated to cost of equity and to deferred finance charges. The amortization of the deferred finance charges as an expense over the two year life of the Notes in the three months ended March 31, 2010 was $7,116.  No similar expense was reported in the three months ended March 31, 2009.

Other

Other income for the three months ended March 31, 2010 and 2009 consists of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Recovery of Income Taxes

Recovery of income taxes decreased by $668,881 to zero during the three months ended March 31, 2010, as compared with a recovery of income taxes of $668,881 in the three months ended March 31, 2009. At December 31, 2009, deferred tax liabilities equaled deferred tax assets and therefore in the three months ended March 31, 2010, it was necessary to offset the amortization of deferred tax liabilities of $169,466 with an increase to the valuation allowance associated for the deferred tax assets to an equal amount to maintain a net deferred tax balance of zero. As the Company does not know when it will be able to use tax losses to offset taxable income it can not allow deferred taxes to reflect an asset position.  In the three months ended March 31, 2009, there was sufficient deferred tax liabilities to allow the Company to report $668,881 in deferred tax assets representing tax losses benefited in the three months ended March 31, 2009.

To date, the Company has recognized income tax benefits in the aggregate amount of $3.4 million associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States which may be utilized to reduce taxes in future years. The benefits associated with the balance of the net operating losses are subject to a full valuation allowance since it is not more likely than not that these losses can not be utilized in future years. A portion of the Company’s net operating losses may, however, be subject to annual limitations as a result of the Company’s initial public offering and prior changes of control. Accordingly, until a formal analysis of the effect of the changes of control is performed, a portion of the income tax benefits recognized to date may be affected.

Recovery of income taxes for the three ended March 31, 2010 and 2009, respectively also includes the amortization of the deferred tax liability which was recorded based on the difference between the fair value of intangible assets acquired and their tax bases. The amounts recorded for the three months ended March 31, 2010 and March 31, 2009 were $169,466 and 169,466, respectively.

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

Review of Intangible Assets for Impairment
The Company determined that, as of March 31, 2010, there have been no significant events which may affect the carrying value of TearLab, Inc.’s (“TearLab”) TearLab™ technology. However, the Company’s prior history of losses and losses incurred during the current fiscal year reflect a potential indication of impairment, thus requiring management to assess whether the TearLab™ technology was impaired as at March 31, 2010. Based on management’s estimates of forecasted undiscounted cash flows as at March 31, 2010, the Company concluded that there is no indication of an impairment of TearLab's TearLab™ technology. Therefore, no impairment charge was recorded during the three months ended March 31, 2010.

OccuLogix, Inc.

Liquidity and Capital Resources
(in thousands)

	March 31,	December 31,
	2010	2009	Change

Cash and cash equivalents	$6,866	$106	$6,760
Percentage of total assets	43%	1%

Working capital	$2,872	$(2,132)	$5,004

Financial Condition

Management believes that our cash, cash equivalents and short-term will be sufficient to meet our operating activities and other demands for at least the next 12 months.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties.  Actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements will depend on many factors, including but not limited to:

•	the cost and results of continuing development of TearLab, Corp's TearLab Osmolarity System;

•
the cost and results, and the rate of progress, of the clinical trials of the TearLab Osmolarity System that will be required to support TearLab, Corp's application to obtain a CLIA waiver approval from the FDA;

•	TearLab, Corp's ability to obtain a CLIA waiver approval from the FDA for the TearLab Osmolarity System and the timing of such approval, if any;

•	whether government and third-party payors agree to reimburse the TearLab Osmolarity System;

•	the costs and timing of building the infrastructure to market and sell the TearLab Osmolarity System;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

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

We believe that we have sufficient funding to meet operational needs until the Company becomes cash flow positive from operations but if we are not able to achieve a cash positive operating position in 2011 we may need to raise additional funds, and our prospects for obtaining that capital are uncertain.  Additional capital may not be available on terms favorable to us, or at all.  In addition, future financings could result in significant dilution of existing stockholders.  However, we believe that cash and cash equivalents at March 31, 2010 will be sufficient to allow the Company to operate for a minimum of 12 months.

OccuLogix, Inc.

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

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents will be sufficient to sustain our operations of the Company for at least a period of 12 months.  We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable and, to a lesser degree, interest income on our cash and investment balances.  Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue, any bad debts we experience and our overall collection rates on the related accounts receivable.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks.  In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

	Three months ended March 31, (in thousands)
	2010	2009	Change

Cash used in operating activities	$(1,192)	$(1,300)	$108
Cash used in investing activities	(2)	(9)	7
Cash provided by financing activities	7,954	―	7,954
Net increase in cash and cash equivalents during the period	$6,760	$(1,309)	$8,069

Cash Used in Operating Activities

Net cash used to fund our operating activities during the three months ended March 31, 2010 was $1,192,000.  Net loss during the three month period was $2,080,000. The non-cash sources which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, stock-based compensation, amortization of prepaid or deferred finance charges, accretion of warrant and beneficial conversion values and accrued interest from the convertible secured note financing in the aggregate total of $740,000. Offsetting additional non-cash amounts which comprise a portion of the net loss during that period include changes in the fair value of warrant obligations $71,000.

OccuLogix, Inc.

The net change in non-cash working capital balances related to operations for the three months ended March 31, 2010 and 2009 consists of the following:

Cash provided (used)	Three months ended March 31, (in thousands)
	2010	2009
	$	$
Amounts receivable, net	(36)	76
Inventory	(48)	27
Prepaid expenses	74	38
Other current assets	1	(5)
Other non-current assets	42	―
Accounts payable	240	22
Accrued liabilities	(42)	(212)
Deferred revenue	(4)	(15)
Due to stockholders	(10)	5
	217	(64)

·	Accounts receivable increased due to slower collection of receivables.
·	Inventory increased, reflecting sales of the TearLabTM Osmolarity System at a slower rate than production inventory acquired.
·	Prepaid expenses decreased primarily due to the amortization of prepaid insurance and allocation of capital costs to costs of equity transactions.
·	Other current assets decreased due to the amortization of deferred finance charges associated with the Financing.
·	Other non-current assets decreased as advisory fee costs were amortized over period.
Accounts payable increased due primarily to the timing of payment cycles in the monthly accounting process and incurring costs regarding equity financings.
·	Accrued liabilities (other than accruals for equity transactions) decreased primarily due to reduction in 2009 public company costs.
·	Deferred revenue decreased, reflecting the shipment of TearLab products for which customers had paid in advance.
·	Amounts due to stockholders decreased, reflecting payments related to administrative services provided by TLC Vision Corporation.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was $2,000. Cash used in investing activities during the period consists of $2,000 used to acquire fixed assets.

Net cash used in investing activities for the three months ended March 31, 2009 was $9,000. Cash used in investing activities during the period consisted of cash in the amount of $6,000 used to acquire fixed assets net of proceeds of $3,000 on sale of fixed assets and cash in the amount of $6,000 used for capitalizable patents and trademark costs.

Cash Provided by Financing Activities

During the three months ended March 31, 2010, the Company issued common stock in a private placement funding for $3,000,000 and in a registered direct funding for $5,000,000, offset by costs paid in the three months ended March 31, 2010 of $46,000. There were no similar transactions in the three months ended March 31, 2009.

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

There were no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

OccuLogix, Inc.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the three months ended March 31, 2010 included in Item 1.

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

Interest Rate Risk
The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in investment grade securities or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the three months ended March 31, 2010 would reduce interest income by under $10,000 annually.

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

As of the end of the three-month period ended March 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of that fiscal period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the desired control objectives.

(b)	Changes in Internal Control over Financial Reporting.
During the three-month period ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the years ended December 31, 2006, 2007 and 2008, we had prepared our consolidated financial statements on the basis that we will continue as a going concern.  The Company's working capital deficit at December 31, 2009 is $2,132,036.  In the period subsequent to December 31, 2009, the Company raised gross proceeds of $8.0 million in private placement and registered direct financings.  Our net working capital at March 31, 2010 was $2,872,189, which represents a $5,004,225 increase from our working capital at December 31, 2009. Although current levels of cash flows are negative, management believes the Company’s existing cash as well as the proceeds from the funding received in the three months ended March 31, 2010 will be sufficient to cover its operating and other cash demands for at least the next 12 months.

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

We have incurred losses in each year since our inception.  As of December 31, 2009, we had an accumulated deficit of $372.0 million and have incurred an additional $2.1 million in losses in the three months ended March 31, 2010.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from our discontinued businesses.  We do not know when or if we will receive CLIA waiver approval from the FDA for the TearLab Osmolarity System or successfully commercialize it in the United States.  As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product candidate to obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of March 31, 2010, our total indebtedness was approximately $4.7 million.  Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of debt presents the following risks:

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

Since inception, we have funded our operations through debt and equity financings, including 2008 common stock and debt bridge financings, 2009 convertible secured debt financings and the 2010 private placement and registered direct common stock financings.  As of the date of this Quarterly report on Form 10-Q, we estimate that we have sufficient resources to fund operations for at least the next 12 months; however, our prospects for obtaining additional financing are uncertain.  Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

OccuLogix, Inc.

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

·	We may not receive the CLIA waiver for the TearLab™ Osmolarity System from the FDA, in which case our ability to market the TearLab™ Osmolarity System in the United States will be hindered severely.

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

OccuLogix, Inc.

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

We purchase each of the key components of the TearLab™ Osmolarity System from single third-party suppliers.  Our supplier may not provide the components or other products needed by us in the quantities requested, in a timely manner or at a price we are willing to pay.  In the event we were unable to renew our agreements with our supplier or they were to become unable or unwilling to continue to provide important components in the required volumes and quality levels or in a timely manner, or if regulations affecting the components were to change, we would be required to identify and obtain acceptable replacement supply sources.  We may not be able to obtain alternative suppliers or vendors on a timely basis, or at all, which could disrupt or delay, or halt altogether, our ability to manufacture or deliver the TearLab™ Osmolarity System.  If any of these events should occur, our business, financial condition, cash flows and results of operations could be materially adversely affected.

OccuLogix, Inc.

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

ITEM 4.      Removed and Reserved.

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

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	CEO’s Certification of periodic financial reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO’s Certification of periodic financial reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

OccuLogix, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OccuLogix, Inc.
(Registrant)

Date:	May 13, 2010	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer