Form 10-Q
period 2010-06-30
TearLab Corp
filed 2010-08-12
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                            June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-51030

TearLab Corporation (formerly OccuLogix, Inc.)
(Exact name of registrant as
specified in its charter)

Delaware	59 343 4771

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7360 Carroll Road, Suite 200, San Diego, CA 92121
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
Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,765,794 as of Aug. 10, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•	Our anticipated expansion of United Stated and international sales and operations;
•	Our ability to obtain and protect our intellectual property and proprietary rights;
•	Our efforts to obtain certain FDA approvals;
•	The results of our clinical trials;
•	Our anticipated sales to additional customers in the United States if a CLIA waiver categorization is obtained;
•	The adequacy of our funding ;
•	Use of cash, cash needs and ability to raise capital, and:
•	Our ability to obtain reimbursement for patient testing with the TearLab™ System.

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

Unless the context indicates or requires otherwise, in this Quarterly Report on Form 10-Q, references to the “Company” shall mean TearLab Corporation (“TearLab Corp.”). and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated.

TearLab Corp. (formerly OccuLogix, Inc.).

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TearLab Corp. (formerly OccuLogix, Inc.).

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,753,943	$106,200
Accounts receivable, net	210,665	149,039
Due from related party	51,266	—
Inventory, net	340,335	196,461
Prepaid expenses	185,684	337,602
Deferred finance charges	15,600	23,679
Other current assets	35,628	30,911
Total current assets	5,593,121	843,892
Fixed assets, net	133,017	139,589
Patents and trademarks, net	206,529	220,583
Other non-current assets	33,333	175,578
Intangible assets, net	7,746,239	8,353,501
Total assets	$13,712,239	$9,733,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$298,358	$447,527
Accrued liabilities	1,033,453	1,093,404
Due to stockholders	31,422	38,422
Deferred revenue	134,153	150,977
Obligations under warrants	266,564	3,195
Notes payable and accrued interest	1,626,850	1,242,403
Total current liabilities	3,390,800	2,975,928

Stockholders’ equity
Capital stock
Preferred Stock, par value $0.001, authorized 10,000,000, zero issued and outstanding at both June 30, 2010 and December 31, 2009	—	—
Common stock, par value $0.001 per share, authorized 40,000,000, issued and outstanding: June 30, 2010 – 14,765,794; December 31, 2009 – 9,866,685	14,766	9,866
Additional paid-in capital	385,969,414	378,789,938
Accumulated deficit	(375,662,741)	(372,042,589
Total stockholders’ equity	10,321,439	6,757,215
Total liabilities and stockholders’ equity	$13,712,239	$9,733,143

See accompanying notes to interim consolidated financial statements

TearLab Corp. (formerly OccuLogix, Inc.).

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Three months ended
	June 30,
	2010	2009

Revenue
TearLab	$418,134	$96,849
Total revenue	418,134	96,849
Cost of goods sold
TearLab – product cost	198,170	130,618
Total cost of goods sold (excluding amortization of intangible assets)	198,170	130,618
Gross profit (loss)	219,964	(33,769)
Operating expenses
Amortization of intangible assets	303,631	303,631
General and administrative	1,025,033	910,352
Clinical , regulatory and research & development	297,049	306,625
Sales and marketing	346,155	168,550
Total operating expenses	1,971,868	1,689,158
Loss from operations	(1,751,904)	(1,722,927)
Other income (expense)
Interest income	8,093	438
Changes in fair value of warrant obligations	402,424	9,742
Interest expense	(52,503)	—
Amortization of deferred financing charges, warrants & beneficial conversion values	(138,942)	—
Other income (loss)	(7,298)	11,408
Total other income (expense)	211,774	21,588
Loss from continuing operations before income taxes	(1,540,130)	(1,701,339)
Income tax recovery	—	680,331
Net loss	$(1,540,130)	$(1,021,008)
Weighted average shares outstanding - basic and diluted	14,765,794	9,858,179
Loss per share – basic and diluted	$(0.10)	$(0.10)

See accompanying notes to interim consolidated financial statements

TearLab Corp. (formerly OccuLogix, Inc.).

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)

	Six months ended
	June 30,
	2010	2009

Revenue
TearLab	$693,129	$340,107
Total revenue	693,129	340,107
Cost of goods sold
TearLab – product cost	387,592	249,817
Total cost of goods sold (excluding amortization of intangible assets)	387,592	249,817
Gross profit	305,537	90,290
Operating expenses
Amortization of intangible assets	607,261	607,261
General and administrative	1,990,505	1,893,331
Clinical , regulatory and research & development	765,115	638,931
Sales and marketing	620,611	382,854
Total operating expenses	3,983,492	3,522,377
Loss from operations	(3,677,955)	(3,432,087)
Other income (expense)
Interest income	9,534	2,268
Changes in fair value of warrant obligations	473,402	31,437
Interest expense	(105,005)	—
Amortization of deferred financing charges, warrants & beneficial conversion values	(292,979)	—
Other income (loss)	(27,148)	25,571
Total other income (expense)	57,804	59,276
Loss from continuing operations before income taxes	(3,620,151)	(3,372,811)
Income tax recovery	—	1,349,212
Net loss	$(3,620,151)	$(2,023,599)
Weighted average shares outstanding - basic and diluted	13,417,021	9,845,155
Loss per share – basic and diluted	$(0.27)	$(0.21)

See accompanying notes to interim consolidated financial statements

TearLab Corp. (formerly OccuLogix, Inc.).

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Six months ended
	June 30,
	2010	2009

OPERATING ACTIVITIES
Net loss for the period	$(3,620,151)	$(2,023,599)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation and stock-based restructuring charges	797,993	248,017
Depreciation of fixed assets	34,266	36,678
Amortization and write-down of patents and trademarks	14,054	15,125
Amortization of intangible assets	607,261	607,261
Amortization of deferred financing charges, warrants and beneficial conversion values	292,979	—
Changes in fair value of warrant obligations	(473,402)	(31,437)
Deferred tax liability, net	—	(1,349,212)
Non-cash interest accrued on convertible debt funding	105,005	—
Gain on disposal of fixed assets	(2,767)	(3,519)
Net change in non-cash working capital balances related to operations	(275,843)	255,866
Cash used in operating activities	(2,520,605)	(2,244,820)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(24,928)	(6,807)
Cash used in investing activities	(24,928)	(6,807)

FINANCING ACTIVITIES
Proceeds from issuance of shares in a private placement financing	2,999,981	—
Proceeds from issuance of shares and warrants in a registered direct financing	5,000,000	—
Costs of issuance of shares in private placement and registered direct financings	(806,705)	—
Cash provided by financing activities	7,193,276	—

Net increase (decrease) in cash and cash equivalents during the period	4,647,743	(2,251,627)
Cash and cash equivalents, beginning of period	106,200	2,565,277
Cash and cash equivalents, end of period	$4,753,943	$313,650

See accompanying notes to interim consolidated financial statements

TearLab Corp. (formerly OccuLogix, Inc.).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars except as otherwise stated)
(Unaudited)

1.  BASIS OF PRESENTATION

Nature of Operations

TearLab Corp. (formerly OccuLogix, Inc.) ("TearLab" or the "Company"), a Delaware corporation, is an ophthalmic device company that is commercializing a proprietary in vitro diagnostic tear testing platform, the TearLab™ test for dry eye disease, or DED, which enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation. The Company currently operates in one segment.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2009. We evaluated subsequent events through August 12, 2010, the date on which this Quarterly report on Form 10-Q was filed with the Securities and Exchange Commission.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to the impairment of long-lived and intangible assets and the value of stock options and warrants.

Recent Accounting Pronouncements

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010, but may be adopted earlier as of the beginning of an annual period. The Company did not elect early adoption and is currently evaluating the effect, if any, that this guidance will have on its consolidated financial position and results of operations.

3.  BALANCE SHEET DETAILS

Inventory

TearLab Corp. (formerly OccuLogix, Inc.).

Inventory is recorded at the lower of cost or net realizable value and consists of finished goods. Cost is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue as they have not yet met the revenue recognition criteria.

	June 30, 2010	December 31, 2009
Finished goods	$464,737	$320,863
Less reserves for excess and obsolescence	(124,402)	(124,402)
	$340,335	$196,461

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand.  In addition, the Company assesses the impact of changing technology and market conditions.

Prepaid Expenses
	June 30, 2010	December 31, 2009
Prepaid insurance	$66,194	$146,504
Prepaid financing costs	—	81,571
Prepaid regulatory fees	—	2,821
Deferred royalty costs	39,000	40,500
Other fees and services	80,490	66,206
	$185,684	$337,602

Fixed Assets
	June 30, 2010	December 31, 2009
Furniture and office equipment	$43,860	$24,812
Computer equipment and software	155,497	145,134
Medical equipment	325,737	330,219
	525,094	500,165
Less accumulated depreciation	392,077	360,576
	$133,017	$139,589

Depreciation expense was $34,266 and $36,678 during the six months ended June 30, 2010 and 2009, respectively, and $17,788 and $16,978 for the three months ended June 30, 2010 and 2009, respectively.

Patents and trademarks
	June 30, 2010	December 31, 2009
Patents	$236,314	$194,394
Trademarks	32,154	79,413
	268,468	273,807
Less accumulated amortization	61,939	53,224
	$206,529	$220,583

Amortization expense for patents and trademarks was $14,054 and $15,125 for the six months ended June 30, 2010 and 2009, respectively, and $7,032 and $7,706 for the three months ended June 30, 2010 and 2009, respectively.

The Company recorded patents and trademarks as of June 30, 2010 relate to the cost of pending applications for patents and trademarks for the TearLab™ technology.  These patents and trademarks are amortized, using the straight-line method, over an estimated useful life of 10 years from the date of approval of the patents and trademarks.

TearLab Corp. (formerly OccuLogix, Inc.).

Accrued liabilities
	June 30, 2010	December 31, 2009
Due to professionals	$282,009	$302,451
Due to employees and directors	197,402	134,000
Clinical trial accruals	174,014	194,800
Amounts due for provision of capital transaction advisory services	100,000	100,000
Corporate compliance	72,562	81,039
Obligation to repay advances received	61,932	66,695
Product development costs	5,106	13,746
Other	140,428	200,673
	$1,033,453	$1,093,404

4.   INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab™ Technology acquired in the acquisition of TearLab Research.  The TearLab™ Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab™ Technology is being amortized using the straight-line method over an estimated useful life of 10 years. The Company has no indefinite-lived intangible assets.

Intangible assets subject to amortization consist of the following:

	As at June 30, 2010
	Cost	Accumulated Amortization
TearLab™ technology	$12,172,054	$4,425,815

	As at December 31, 2009
	Cost	Accumulated Amortization
TearLab™ technology	$12,172,054	$3,818,553

Estimated amortization expense for the intangible assets for the balance of 2010 and each of the next four years and thereafter is as follows:

Amortization of intangible assets
Remainder of 2010	$607,261
2011	1,214,523
2012	1,214,523
2013	1,214,523
2014	1,214,523
Thereafter	2,280,886
$7,746,239

Amortization expense of $607,261 for each of the six months ended June 30, 2010 and 2009, respectively, and $303,630 for each of the three months ended June 30, 2010 and 2009, respectively.

5.  RELATED PARTY TRANSACTIONS

The following are the Company's related party transactions:

TLC Vision

TLC Vision Corporation (“TLC”)  held a 5.1%, and 7.6% ownership interest in the Company, on an issued and outstanding basis, as of June 30, 2010 and December 31, 2009 respectively.

TLC provided computer and administrative support to the Company in the six months ended June 30, 2010 and 2009 respectively, for which the Company recorded expense of $6,000, and $15,270, respectively. The balances due to TLC were $31,422 and $38,422 at June 30, 2010 and December 31, 2009, respectively.

TearLab Corp. (formerly OccuLogix, Inc.).

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

Effective November 20, 2009, OccuLogix, Inc., entered into an agency agreement with Marchant Securities Inc. (“Marchant”).  Pursuant to the terms of the agreement, Marchant acted as the Canadian placement agent in connection with our private placement of up $3,000,000 of the Company’s common stock. As a result of the closing of the private placement financings in January 2010 and March 2010, under the Agency agreement, the Company issued an aggregate of 101,548 shares to Marchant. The Company’s chairman of the Board and chief executive officer, has a material financial interest in Marchant.  The Company has also agreed to indemnify Marchant, its affiliates and their respective directors, officers, employees, shareholders and agents against all expenses, losses, claims, actions, damages or liabilities, and the reasonable fees and expenses of their counsel, arising out of the provision of the services pursuant to the agreement.

On November 2, 2009, the Company, entered into a capital advisory agreement for a minimum of two years with Greybrook Capital Inc., or Greybrook.  On January 8, 2010, the Company and Greybrook entered into an amendment to the capital advisory agreement.  Pursuant to the terms of the agreement, as amended, Greybrook is entitled to receive in consideration of its provision of capital advisory services to the Company, within 90 days of the agreement and again on or before the first anniversary of the date of the agreement, compensation consisting of (i) $100,000 in cash or (ii) shares of the Company’s common stock equal to the quotient of (A) $100,000 and (B) $1.22, the closing consolidated bid price on the date of the original execution of the agreement.  All other terms and conditions of the agreement remain in full force and effect.  No shares were issued under this agreement at June 30, 2010. The Company’s chairman of the board of directors and chief executive officer, is a principal with, and holds a material financial interest in Greybrook.

The company has accounts receivable due from a related party in the amount of $51,266 at June 30, 2010 for product shipped.

6.  INCOME TAXES

The Company records tax benefits related to tax losses as deferred income tax assets to offset deferred income tax liabilities arising from its intangible assets.

The Company reported a recovery of income taxes of zero for both the six and three months ended June 30, 2010 of which $334,226 and $164,760 represent the amortization of deferred tax liabilities in the six and three months ended June 30, 2010, respectively, offset by an increase to the valuation allowance against deferred tax assets of $334,226 and $164,760 in the six and three months ended June 30, 2010, respectively, resulting from the reversal of deferred tax assets reported in prior years.

The Company reported a recovery of income taxes of $1,349,212 and $680,331 for the six and three months ended June 30, 2009, respectively of which $242,905 and $121,553 represent the amortization of deferred tax liabilities in the six and three months ended June 30, 2009, respectively, and $1,106,307 and $558,778 represent deferred tax assets reported for losses incurred in the six and three months ended June 30, 2009, respectively.

We evaluated all significant available positive and negative evidence, including the existence of losses in recent years and, as a result, determined it was more likely than not that our federal and certain state deferred tax assets, including benefits related to net operating loss carry forwards, would not be realized based on the measurement standards required under FASB Accounting Standards Codification section 740. As such, we maintain a valuation allowance for these deferred tax assets which increased $334,226 to $6,853,268 in the six months ended June 30, 2010. The increase in the valuation allowance in the six months ended June 30, 2010 is primarily attributable to increases in net deferred tax assets, driven by the decrease in deferred tax liabilities of the same amount.

TearLab Corp. (formerly OccuLogix, Inc.).

7.  NOTES PAYABLE AND ACCRUED INTEREST

In the third quarter of 2009, the Company closed an agreement with certain investors whereby the investors agreed to provide financing (the “Financing”) to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.75 million.  The convertible secured notes (the “Notes”), mature on the second anniversary of their issuance (“the Maturity Date”), bear interest at a rate of 12% per annum and are convertible into shares of the Company’s common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to the Maturity Date.  The conversion price of the Notes (the “Discount Price”) is $1.3186 determined on August 31, 2009 and represented 80% of the volume weighted average price on the NASDAQ stock market for the ten trading days prior to August 31, 2009.  The Notes are secured by substantially all of the assets of the Company and the financing is subject to customary conditions to closing.

In connection with the Financing, the Company will issue up to 109,389 warrants with a life of five years to purchase shares of common stock equal in value to ten percent of the aggregate principal amount of the notes (the “Warrants”).  The exercise price of the Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The warrants will not be issued until the convertible secured notes are converted to common shares of the Company. The Company has recorded $162,621 representing the fair value of the warrants in additional paid-in capital which has been calculated using the Black-Scholes value model. The value of the warrants is being accreted over the two year term of the Notes and for the six months ended June 30, 2010, an amortization charge of $51,139 is included in other income (expense).

As the conversion price of the convertible secured debt reflects a price discounted from the fair market value of the Company’s common stock, there is a deemed beneficial conversion feature associated with the Financing. The Company has recorded $727,582 representing the value of the beneficial conversion feature in additional paid-in capital which has been determined by calculating the fair value of shares that could be acquired as the difference between the discounted conversion price and the fair value on the date of funding. The value of the beneficial conversion is being accreted over the two year term of the convertible secured debt and for the six months ended June 30, 2010, an amortization charge of $228,304 is included in other income (expense).

The Company incurred $87,199 in expenses related to the Financing which was allocated to deferred finance charges for $42,844 and cost of equity for $44,355 in proportion to the allocation of the Financing amount between equity and liabilities.  The value of the deferred financing is being accreted over the two year term of the Notes and for the six months ended June 30, 2010, an amortization charge of $13,536 is included in other income (expense).

Two directors of the Company, invested $100,000 each in the Financing.  Greybrook Corporation, an entity controlled by the Company’s Chairman and CEO of the Company, or members of his family, invested $310,000 in the Financing.

Accrued interest of $198,259 and $93,254 was recorded at June 30, 2010 and December 31, 2009, respectively,  and is included in notes payable and accrued interest on our balance sheet.

8.  FAIR VALUE MEASUREMENTS

The Company accounts for the measurements of fair value in accordance with the provisions of the FASB Topic 820 Fair Value Measurements and Disclosures. As defined in the guidance, fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

TearLab Corp. (formerly OccuLogix, Inc.).

•	Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

At June 30, 2010, the Company has a liability for warrants to purchase 110,578 shares of common stock at an exercise price of $46.25 that are valued at $1,471, as well as a liability for warrants to purchase 621,118 shares of common stock at an exercise price of $4.00 that are valued at $265,093 (Note 9).  Both liabilities are classified under the level 3 hierarchy.

The following table provides activity for obligations under warrants measured at fair value using significant unobservable inputs (level 3) for the six months ended June 30, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of obligations under warrants at January 1, 2010	$3,195
Issuances	736,771
Change in fair value of obligations under warrants liability included in other (income) / expense	(473,402)
Balance of obligations under warrants at June 30, 2010	$266,564

9.  CAPITAL STOCK

(a)  Authorized share capital

The total number of authorized shares of common stock of the Company is 40,000,000.  Each share of common stock has a par value of $0.001 per share.  The total number of authorized shares of preferred stock of the Company is 10,000,000.  Each share of preferred stock has a par value of $0.001 per share.

(b)  Common stock

On February 11, 2009, the Company filed with the Securities and Exchange Commission (“SEC”), a prospectus as part of a registration statement on Form S-3 using a "shelf" registration process.  Under the shelf process, we may from time to time offer or sell any combination of common stock, preferred stock, debt securities, depository shares or warrants in one or more offering up to a total dollar value of $30,000,000.  The Company utilized $5,000,000 of the “shelf” in the registered direct financing which closed on March 18, 2010.

On April 21, 2009, having received the approval of the board of directors, the Company issued 38,276 shares valued at $110,000 under the terms and conditions of a settlement agreement.

On January 11, 2010, the Company sold 1,886,291 shares of its common stock for an aggregate of approximately $1,743,989. The Company also received commitments to purchase an additional 1,358,475 shares for an aggregate of approximately $1,255,992 subject to obtaining stockholder approval which was received on March 3, 2010. The additional shares were issued on March 19, 2010. The per share price of the shares, $0.92456, is equal to 80% of the volume weighted average price of the Company’s common stock for the 10 trading days ending on the day immediately preceding the January 8, 2010 closing date. Related to this equity issuance  transaction, the Company issued 101,548 shares to Marchant, a related party, for its placement services (Note 5).

On March 18, 2010, the Company closed a registered direct financing in which it sold 1,552,796 shares of its common stock and warrants to purchase 621,118 shares of its common stock for gross proceeds of approximately $5,000,000.  The investors agreed to purchase the shares and warrants for $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The exercise price of the warrants is $4.00 per share. The warrants are exercisable at any time on or after the sixth-month anniversary of the closing date through and until the 18-month anniversary of the closing of the offering.

TearLab Corp. (formerly OccuLogix, Inc.).

(c)  Stock Option Plan

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
General and administrative	$514,302	$73,639	$655,870	$146,284
Clinical, regulatory and research and development	45,930	37,826	93,487	78,215
Sales and marketing	30,744	6,260	48,636	23,518
Stock-based compensation expense before income taxes	$590,976	$117,725	$797,993	$248,017

(d)  Warrants

On February 6, 2007, pursuant to the Securities Purchase Agreement 2007 between the Company and certain institutional investors, the Company issued warrants to these investors (the “2007 Warrants”).  The 2007 Warrants are five-year warrants exercisable immediately into an aggregate of 106,838 shares of the Company's common stock at $46.25 per common share.  On February 6, 2007, the Company also issued the “Cowen Warrant” to Cowen and Company, LLC in partial payment of the placement fee payable for the services it had rendered as the placement agent in connection with the private placement of the Shares and the 2007 Warrants pursuant to the Securities Purchase Agreement 2007.  The Cowen Warrant is a five-year warrant exercisable into an aggregate of 3,740 shares of the Company's common stock.  The per share exercise price of the Cowen Warrants is $46.25, and the Cowen Warrants became exercisable on August 6, 2007.

The Company accounts for the 2007 Warrants and the Cowen Warrant in accordance with the provisions of FASB ASC Topic 815 Derivatives and Hedging.  The FASB guidance requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  Based on applicable U.S. GAAP guidance, the Company determined that the 2007 Warrants and the Cowen Warrant do not meet the criteria for classification as equity.  Accordingly, the Company classified the Warrants and the Cowen Warrant as current liabilities at June 30, 2010 and December 31, 2009, respectively.

The estimated fair value of the 2007 Warrants and the Cowen Warrant at June 30, 2010 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	99%
Expected life	1.58 years
Risk-free interest rate	0.49%
Dividend yield	0%

The Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the Warrants and the Cowen Warrant as of June 30, 2010 and determined the aggregate fair value to be $1,471, a decrease of approximately $1,725 over the measurement of the aggregate fair value of the Warrants and the Cowen Warrant on December 31, 2009. This decrease was recorded in other income (expense) as changes in fair value of warrant obligations in the consolidated statement of operations during the six months ended June 30, 2010.

On March 18, 2010, the Company closed a registered direct financing in which it sold approximately 1,552,796 shares of its common stock and warrants (the “2010 Warrants”) to purchase approximately 621,118 shares of its common stock for gross proceeds of approximately $5,000,000.  The investors agreed to purchase the shares and 2010 Warrants for $3.22 per unit (each unit consisting of one share and a 2010 Warrant to purchase 0.4 shares of common stock).  The exercise price of the 2010 Warrants is $4.00 per share. The 2010 Warrants are exercisable at any time on or after the sixth-month anniversary of the closing date through and until the 18-month anniversary of the closing of the offering.

TearLab Corp. (formerly OccuLogix, Inc.).

The Company accounts for the 2010 Warrants in accordance with the provisions of ASC Topic 815, derivatives and Hedging. Based on applicable U.S. GAAP guidance, the Company determined that the 2010 Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2010 Warrants as current liabilities at June 30, 2010.

The estimated fair value of the 2010 Warrants at March 18, 2010 was determined to be $736,771, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	113%
Expected life	1.50 years
Risk-free interest rate	0.70%
Dividend yield	0%

The estimated fair value of the 2010 Warrants at June 30, 2010 was determined to be $265,093, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	107%
Expected life	1.25 years
Risk-free interest rate	0.39%
Dividend yield	0%

The Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the Warrants as of June 30, 2010 and determined the aggregate fair value to be $265,093, a decrease of approximately $471,677 over the measurement of the aggregate fair value of the Warrants on March 18, 2010. This decrease was recorded in other income (expense) as changes in fair value of warrant obligations in the consolidated statement of operations during the six months ended June 30, 2010.

A summary of Warrants outstanding as of June 30, 2010 is set forth below:

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2009	110,578	$46.25
Granted	621,118	4.00
Forfeited	—	—
Outstanding, June 30, 2010	731,696	$10.39

In connection with the Financing which the Company was engaged in July and August 2009, the Company will issue 109,389 warrants (“Financing Warrants”) with a life of five years to purchase shares of common stock equal in value to ten percent of the aggregate principal amount of the notes issued in the Financing.  The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The warrants will not be issued until the convertible secured notes are converted to common shares of the Company and will be exercisable upon issuance. The Company has recorded $162,621 representing the fair value of the Financing Warrants at the issuance date which has been calculated using the Black-Scholes value model. The value of the Financing Warrants is being amortized over the two year term of the convertible secured debt and a charge of $51,139 is included in other income (expense).

10.  COMPREHENSIVE INCOME (LOSS)

For the six months ended June 30, 2010 and 2009, comprehensive loss was equal to net loss for the period.

TearLab Corp. (formerly OccuLogix, Inc.).

11.  NET LOSS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive.

The following table summarizes the potentially dilutive securities which have not been used in the calculation of diluted loss per share as the effect is anti-dilutive:

	Six months ended June 30,
	2010	2009
Stock options	3,527,448	2,416,598
Shares reserved for issuance on convertible debt obligations	1,327,212	—
Warrants	731,696	110,578
Warrants to be issued on conversion of debt obligations	109,389	—
Total	5,695,745	2,527,176

12.  CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Six months ended June 30,
	2010	2009
Accounts receivable, net	$(61,626)	$198,443
Due from related party	(51,266)	—
Inventory	(143,874)	(40,661)
Prepaid expenses	151,918	31,472
Other current assets	(4,717)	(15,537)
Other non-current assets	66,666	—
Accounts payable	(149,169)	155,583
Accrued liabilities	(59,951)	(44,163)
Deferred revenue	(16,824)	(41,541)
Due to stockholders	(7,000)	12,270
	$(275,843)	$255,866

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Six months ended
	June 30,
	2010	2009
Non-cash investing activities
Warrant issued in Registered Direct financing	$736,771	$—
Common stock issued to Marchant Securities Inc. for services provided in the equity issuance transaction.	154,797	—
Accrued costs of fixed asset additions	(1,925)	(18,547)

TearLab Corp. (formerly OccuLogix, Inc.).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On January 11, 2010, the Company sold 1,886,291 shares of its common stock for an aggregate of approximately $1,743,989 and had received additional commitments to purchase an additional 1,358,475 shares for an aggregate of $1,255,992. These equity transactions totaling $2,999,981 closed prior to March 31, 2010. The Company intends to use the net proceeds of the offering for working capital and general corporate purposes.

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

TearLab Corp. (formerly OccuLogix, Inc.).

On March 15, 2010, the Company sold 1,552,796 shares of its common stock and warrants to purchase approximately 621,118 shares of its common stock for gross proceeds of approximately $5,000,000.  The investors purchased the shares and warrants for $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The exercise price of the warrants is $4.00 per share. The warrants are exercisable at any time on or after the sixth-month anniversary of the closing date through and until the 18-month anniversary of the closing of the offering.  The closing of the offering took place on March 18, 2010.

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands)			(in thousands)
	2010	2009	Change	2010	2009	Change
	$	$	$	$	$	$

TearLab revenue	418	97	321	693	340	353

TearLab – cost of sales	198	131	67	387	250	137

TearLab gross margin (loss)	220	(34)	254	306	90	216

Percentage of TearLab revenue	53%	(35%)	79%	44%	26%	61%

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

TearLab revenue increased by $321,000 or 331% for the three months ended June 30, 2010 as compared to the prior year period, reflecting continued expansion of our business into North America and other global territories, along with various sales promotion activities.  TearLab revenue increased by $353,000 or 104% for the six months ended June 30, 2010 as compared to the prior year period for similar reasons.

TearLab Corp. (formerly OccuLogix, Inc.).

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended June 30, 2010 increased by $67,000 or 51% over the prior year fiscal period, reflecting global expansion and sales promotion activities.   TearLab costs of sales for the six months ended June 30, 2010 increased by $137,000 or 55% over the prior year for similar reasons.

TearLab Gross Margin

TearLab gross margin for the three months ended June 30, 2010 increased by $254,000 compared to the prior fiscal period, primarily as a result of the current year increase in sales activity as previously mentioned, and partly due to a prior year charge for excess inventory that was not repeated in the current year.   TearLab gross margin for the six months ended June 30, 2010 increased by $216,000 or 240%, compared to the prior fiscal period for similar reasons.

Operating Expenses

	Three months ended June 30			Six months ended June 30
	(in thousands)			(in thousands)
	2010	2009	Change	2010	2009	Change
	$	$	$	$	$	$
Amortization of intangible assets	304	304	―	607	607	―
General and administrative	1,025	909	116	1,991	1,893	98
Clinical, regulatory and research and development	297	307	(10)	765	639	126
Sales and marketing	346	169	177	621	383	238

Operating expenses	1,972	1,689	283	3,984	3,522	462

Amortization of Intangible Assets

Amortization expense of intangible assets was unchanged for the three and six months ended June 30, 2010 and 2009, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

General and Administrative Expenses

General and administrative expenses increased by $116,000 or 13% during the three months ended June 30, 2010, as compared with the corresponding period in 2009, primarily due to a $284,000 increase in non-cash option and director fee expenses booked upon shareholder approval to increase the option pool, a $43,000 increase in public company costs, offset by a $163,000 decrease in expenses related to executive compensation and $34,000 in decreased legal and professional expenses.

General and administrative expenses increased by $98,000 or 5% during the six months ended June 30, 2010, as compared with the corresponding period in 2009, due to increases of $325,000 in non-cash option and director fees recorded upon shareholder approval, $103,000 in executive bonuses and $45,000 in administrative expenses arising from un-needed accruals from prior years that were reversed in 2009.  This was offset by reductions of $231,000 in executive compensation, $33,000 in public company costs, $29,000 in travel and $65,000 in legal expenses and other professional fees for the period.

TearLab Corp. (formerly OccuLogix, Inc.).

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses decreased by $10,000 or 3% during the three months ended June 30, 2010, as compared with the corresponding prior year period.  Regulatory costs in support of the Company’s goal of obtaining CLIA waiver certification increased by $41,000 over the prior period, but were offset by reductions in clinical overhead and engineering expenses.

Clinical, regulatory and research and development expenses increased by $126,000 or 20% during the six months ended June 30, 2010, versus the prior year period.  Regulatory costs in support of the Company’s goal of obtaining CLIA waiver certification increased by $90,000 over the prior period.  Additionally the Company’s costs related to patents expense increased by $36,000 over the prior period.

Sales and Marketing Expense

Sales and marketing expenses increased by $177,000 or 105% during the three months ended June 30, 2010, as compared with the comparable period in fiscal 2009. The increase is due to $103,000 in sales and business development costs that were not present in the prior year.  Additionally there were increases in marketing advertising and travel expense of $46,000 and $25,000, respectively, reflecting additional marketing production and trade show activity over the prior year period.

Sales and marketing expenses increased by $238,000 or 62% during the six months ended June 30, 2010, as compared with the comparable period in fiscal 2009. The increase is due to $194,000 in sales and business development costs that were not present in the prior year.  Additionally there was a net $28,000 increase in marketing advertising and travel expense, reflecting additional marketing production and trade show activity over the prior year period.

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

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands)			(in thousands)
	2010	2009	Change	2010	2009	Change
	$	$	$	$	$	$

Interest income	8	―	8	9	2	7
Changes in fair value of warrant obligations	402	9	393	473	31	442
Interest expense	(53)	―	(53)	(105)	―	(105)
Amortization of deferred financing charges, warrants and beneficial conversion values	(139)	―	(139)	(293)	―	(293)
Other	(6)	12	(18)	(26)	26	(52)

	212	21	191	58	59	(1)

TearLab Corp. (formerly OccuLogix, Inc.).

Interest Income

Interest income consists of interest earned as a result of the Company’s cash and short-term investment position following the raising of capital.  The increase in interest income in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009 is indicative of the Company earning interest from higher cash balances than in the prior year.

Changes in Fair Value of Warrants Obligations

The Company has a total of 731,696 warrants subject to fair value re-measurement of which 621,118 warrants were issued during the three months ended March 31, 2010. The value of these 2010 Warrants vary primarily due to the market price of our common stock.

On February 6, 2007, pursuant to the Securities Purchase Agreement between the Company and certain institutional investors, the Company issued five-year warrants exercisable into an aggregate of 110,578 shares of the Company’s common stock. The Company estimated the fair value of these 2007 Warrants as of June 30, 2010 and determined the aggregate fair value to be $1,471, a decrease of $1,725 from the nominal value calculated as at December 31, 2009.

On March 18, 2010, the Company closed a registered direct financing in which it sold approximately 1,552,796 shares of its common stock and warrants (the “2010 Warrants”) to purchase approximately 621,118 shares of its common stock for gross proceeds of approximately $5,000,000.  Based on applicable guidance from the FASB, the Company determined that the Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the Warrants as current liabilities at June 30, 2010. The estimated fair value of the Warrants at March 18, 2010 was determined to be $736,771.  The Company estimated the fair value of the Warrants as of June 30, 2010 to be $265,093, a decrease of approximately $471,677 over the measurement of the aggregate fair value of the Warrants on March 18, 2010.

This net combined decrease of $473,402 in the fair value of warrant obligations is recorded as a gain in other income for the six months ended June 30, 2010. In the six months ended June 30, 2009, a gain of $31,437 was reported.

In the three months ended June 30, 2010, a gain of $402,424 was reported and in the three months ended June 30, 2009, a gain of $9,742 was reported.

Interest Expense

Accrued interest of $52,503 and $105,005 has been recorded in the three and six months ended June 30, 2010, arising from the notes payable issued in the third quarter of 2009 and is included in notes payable and accrued interest on our balance sheet. There were no similar charges in the three and six months ended June 30, 2009.

Amortization of Deferred Financing Charges, Warrants and Beneficial Conversion values

As a result of the financing that the Company completed in July and August 2009 (“Financing”) and which resulted in the purchase of $1.75 million in convertible secured notes by the investors, investors were in a position to convert the notes at a conversion price of $1.3186 per share at a time when the common shares of the Company were trading at $1.75 (July 15th) and $1.70 (August 31st) providing them with a beneficial conversion feature. The Company has valued this feature as $727,528 and the amortization of this amount as an expense over the two year life of the Notes for the three and six months ended June 30, 2010 was $108,269 and $228,304 respectively. No similar expense was reported in the three and six months ended June 30, 2009.

Investors in the Financing will receive warrants at an exercise price of $1.60 upon conversion of the convertible secured notes. The Company has valued these warrants using the Black-Scholes value model at a value of $162,621. The amortization of this amount as an expense over the two year life of the convertible secured notes for the three and six months ended June 30, 2010 was $24,253 and $51,139 respectively. No similar expense was reported for the three and six months ended June 30, 2009.

TearLab Corp. (formerly OccuLogix, Inc.).

Issuance costs of the Financing totaled $87,199 and have been allocated to cost of equity and to deferred finance charges. The amortization of the deferred finance charges as an expense over the two year life of the Notes for the three and six months ended June 30, 2010 was $6,420 and $13,536 respectively.  No similar expense was reported for the three and six months ended June 30, 2009.

Other

Other income for the three and six months ended June 30, 2010 and 2009 consists of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Recovery of Income Taxes

Recovery of income taxes decreased by $1,349,212 to zero during the six months ended June 30, 2010, as compared with a recovery of income taxes of $1,349,212 in the six months ended June 30, 2009. The recovery of income taxes decreased by $680,331 to zero during the three months ended June 30, 2010, as compared with a recovery of income taxes of $680,331 in the three months ended June 30, 2009. At December 31, 2009, deferred tax liabilities equaled deferred tax assets and therefore in the six and three months ended June 30, 2010, it was necessary to offset the amortization of deferred tax liabilities of $334,226 and $164,760, respectively, with an increase to the valuation allowance associated for the deferred tax assets to an equal amount to maintain a net deferred tax balance of zero. As the Company does not know when it will be able to use tax losses to offset taxable income it cannot allow deferred taxes to reflect an asset position.  In the six and  three months ended June 30, 2009, there was sufficient deferred tax liabilities to allow the Company to report $1,106,307 and $558,878  in deferred tax assets representing tax losses benefited in the six and three months ended June 30, 2009, respectively. In addition, in the six and three months ended of June 30, 2009, the Company recorded amortization of deferred tax liabilities of $242,905 and $121,453, respectively

To date, the Company has recognized income tax benefits in the aggregate amount of $3.2 million associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States which may be utilized to reduce taxes in future years. The benefits associated with the balance of the net operating losses are subject to a full valuation allowance since it is not more likely than not that these losses cannot be utilized in future years. A portion of the Company’s net operating losses may, however, be subject to annual limitations as a result of the Company’s initial public offering and prior changes of control. Accordingly, until a formal analysis of the effect of the changes of control is performed, a portion of the income tax benefits recognized to date may be affected.

Review of Intangible Assets for Impairment
The Company determined that, as of June 30, 2010, there have been no significant events which may affect the carrying value of TearLab, Inc.’s (“TearLab”) TearLab™ technology. However, the Company’s prior history of losses and losses incurred during the current fiscal year reflect a potential indication of impairment, thus requiring management to assess whether the TearLab™ technology was impaired as at June 30, 2010. Based on management’s estimates of forecasted undiscounted cash flows as of June 30, 2010, the Company concluded that there is no indication of an impairment of TearLab's TearLab™ technology. Therefore, no impairment charge was recorded during the six or three months ended June 30, 2010.

Liquidity and Capital Resources
(in thousands)

	June 30,	December 31,
	2010	2009	Change

Cash and cash equivalents	$4,754	$106	$4,648
Percentage of total assets	35%	1%

Working capital	$2,202	$(2,132)	$4,334

TearLab Corp. (formerly OccuLogix, Inc.).

Financial Condition

Management believes that our cash and cash equivalents will be sufficient to meet our operating activities and other demands for at least the next 12 months.

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

-	the cost and results of continuing development of TearLab, Corp's TearLab Osmolarity System;

-
the cost and results, and the rate of progress, of the clinical trials of the TearLab Osmolarity System that will be required to support TearLab, Corp's application to obtain a CLIA waiver approval from the FDA;

-	TearLab, Corp's ability to obtain a CLIA waiver approval from the FDA for the TearLab Osmolarity System and the timing of such approval, if any;

-	whether government and third-party payers agree to reimburse the TearLab Osmolarity System;

-	the costs and timing of building the infrastructure to market and sell the TearLab Osmolarity System;

-	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

-	the effect of competing technological and market developments.

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

We believe that we have sufficient funding to meet operational needs until the Company becomes cash flow positive from operations but if we are not able to achieve a cash positive operating position in 2011 we may need to raise additional funds, and our prospects for obtaining that capital are uncertain.  Additional capital may not be available on terms favorable to us, or at all.  In addition, future financings could result in significant dilution of existing stockholders.  However, we believe that cash and cash equivalents at June 30, 2010 will be sufficient to allow the Company to operate for a minimum of 12 months.

On January 8, 2010, we raised $1,743,989 in the first tranche of a private placement transaction in which 1,886,291 shares of common stock were issued at a share price of $0.92456. On March 19, 2010, we raised an additional $1,255,992 in the second tranche of the private placement transaction in which 1,358,475 shares of common stock were issued at a share price of $0.92456 as these funds were in escrow prior to the first closing on January 8, 2010.

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

TearLab Corp. (formerly OccuLogix, Inc.).

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks.  In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

	Six months ended June 30,
	(in thousands)
	2010	2009	Change

Cash used in operating activities	$(2,520)	$(2,245)	$(275)
Cash used in investing activities	(25)	(7)	(18)
Cash provided by financing activities	7,193	―	7,193
Net increase in cash and cash equivalents during the period	$4,648	$(2,252)	$6,900

Cash Used in Operating Activities

Net cash used to fund our operating activities during the six months ended June 30, 2010 was $2,520,000.  Net loss during the six month period was $3,620,000. The non-cash sources which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, stock-based compensation, amortization of prepaid or deferred finance charges, accretion of warrant and beneficial conversion values and accrued interest from the convertible secured note financing in the aggregate total of $1,852,000. Offsetting additional non-cash amounts which comprise a portion of the net loss during that period include changes in the fair value of warrant obligations $473,000 and the gain on the sale of fixed assets of $3,000.

The net change in non-cash working capital balances related to operations for the six months ended June 30, 2010 and 2009 consists of the following:

	Six months ended June 30,
Cash provided (used)	(in thousands)
	2010	2009

Amounts receivable, net	$(62)	$198
Due from related party	(51)	(62)
Inventory	(144)	(41)
Prepaid expenses	152	31
Other current assets	(5)	(15)
Other non-current assets	67	―
Accounts payable	(149)	156
Accrued liabilities	(60)	(44)
Deferred revenue	(17)	(41)
Due to stockholders	(7)	12
	$(276)	$256

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $25,000. Cash used in investing activities during the period consists of cash in the amount of $39,000 used to acquire fixed assets net of proceeds of $14,000 on sale of fixed assets.

TearLab Corp. (formerly OccuLogix, Inc.).

Net cash used in investing activities for the six months ended June 30, 2009 was $7,000. Cash used in investing activities during the period consisted of cash in the amount of $11,000 used to acquire fixed assets net of proceeds of $4,000 on sale of fixed assets.

Cash Provided by Financing Activities

During the six months ended June 30, 2010, the Company issued common stock in a private placement funding for $3,000,000 and in a registered direct funding for $5,000,000, offset by costs paid in the six months ended June 30, 2010 of $807,000. There were no similar transactions in the six months ended June 30, 2009.

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

There were no significant changes during the six months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the six months ended June 30, 2010 included in Item 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Fluctuations and Exchange Risk
All of our sales are in U.S. dollars, while a portion of our expenses are in Canadian dollars and Australian dollars.  We cannot predict any future trends in the exchange rate of the Canadian dollar or Australian dollar against the U.S. dollar.  Any strengthening of the Canadian dollar or Australian dollar in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in both Canadian dollars and Australian dollars to meet short term operating requirements.  Based on the balances in the Canadian dollar and Australian dollar denominated bank accounts at June 30, 2010, hypothetical increases of $0.01 in the value of the Canadian dollar and the Australian dollar in relation to the U.S. dollar would not have a material impact on the results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk
The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in investment grade securities or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the six months ended June 30, 2010 would reduce interest income by under $37,000 annually.

TearLab Corp. (formerly OccuLogix, Inc.).

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

As required by the SEC, and defined in Rule 13a- 15(e) of the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of that fiscal period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the desired control objectives.

(b)	Changes in Internal Control over Financial Reporting.
During the second quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

TearLab Corp. (formerly OccuLogix, Inc.).

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

In the years ended December 31, 2006, 2007, 2008 and 2009, we had prepared our consolidated financial statements on the basis that we will continue as a going concern.  The Company's working capital deficit at December 31, 2009 was $2,132,036.  In the period subsequent to December 31, 2009, the Company raised gross proceeds of $8.0 million in private placement and registered direct financings.  Our net working capital at June 30, 2010 was $2,228,284, which represents a $4,360,320 increase from our working capital at December 31, 2009. Although current levels of cash flows are negative, management believes the Company’s existing cash as well as the proceeds from the funding received in the six months ended June 30, 2010 will be sufficient to cover its operating and other cash demands for at least the next 12 months.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

TearLab Corp. (formerly OccuLogix, Inc.).

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception.  As of December 31, 2009, we had an accumulated deficit of $372.0 million and have incurred an additional $3.6 million in losses in the six months ended June 30, 2010.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from our discontinued businesses.  We do not know when or if we will receive CLIA waiver approval from the FDA for the TearLab Osmolarity System or successfully commercialize it in the United States.  As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product candidate to obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of June 30, 2010, our total indebtedness was approximately $3.4 million.  Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of debt presents the following risks:

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

TearLab Corp. (formerly OccuLogix, Inc.).

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

TearLab Corp. (formerly OccuLogix, Inc.).

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

TearLab Corp. (formerly OccuLogix, Inc.).

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

TearLab Corp. (formerly OccuLogix, Inc.).

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

TearLab Corp. (formerly OccuLogix, Inc.).

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

TearLab Corp. (formerly OccuLogix, Inc.).

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

Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock.  For example, an issuance of shares of preferred stock could:

·	adversely affect the voting power of the holders of our common stock;

·	make it more difficult for a third party to gain control of us;

·	discourage bids for our common stock at a premium;

·	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

·	otherwise adversely affect the market price or our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There has not been any default upon our senior securities.

ITEM 4.	(Removed and Reserved.)

ITEM 5.	OTHER INFORMATION

None.

TearLab Corp. (formerly OccuLogix, Inc.).

ITEM 6.	EXHIBITS

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

TearLab Corp. (formerly OccuLogix, Inc.).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TearLab Corp.
(Registrant)

Date: August 12, 2010	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer