Form 10-Q
period 2010-09-30
TearLab Corp
filed 2010-11-12
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,765,794 as of November 10, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," “hope,” "expects," "plans," "intends," "anticipates," "believes," "estimates," "projects," "predicts," “pursue,” "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our future strategy, structure, and business prospects;
●	The planned commercialization of our current product;
●	The size and growth of the potential markets for our product and technology;
●
The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in North American, European, Asian and Latin American countries;

●	Our anticipated expansion of United Stated and international sales and operations;
●	Our ability to obtain and protect our intellectual property and proprietary rights;
●	Our efforts to obtain certain FDA approvals;
●	The results of our clinical trials;
●	Our anticipated sales to additional customers in the United States if a CLIA waiver categorization is obtained;
●	The adequacy of our funding ;
●	Use of cash, cash needs and ability to raise capital; and
●	Our ability to obtain reimbursement for patient testing with the TearLab™ System.

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

Unless the context indicates or requires otherwise, in this Quarterly Report on Form 10-Q, references to the “Company” shall mean TearLab Corporation or TearLab Corp.. and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated.

TearLab Corp.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TearLab Corp.
CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
( $ 000’s)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,713	$106
Accounts receivable, net	175	149
Inventory, net	411	196
Prepaid expenses	203	338
Other current assets	40	55
Total current assets	4,542	844
Fixed assets, net	130	140
Patents and trademarks, net	200	220
Other non-current assets	8	176
Intangible assets, net	7,443	8,353
Total assets	$12,323	$9,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$252	$448
Accrued liabilities	1,103	1,093
Due to stockholders	31	38
Deferred revenue	143	151
Obligations under warrants	531	3
Notes payable and accrued interest	1,794	1,243
Total current liabilities	3,854	2,976

Stockholders’ equity
Capital stock
Preferred Stock, par value $0.001, authorized 10,000,000, zero issued and outstanding at both September 30, 2010 and December 31, 2009	—	—
Common stock, par value $0.001 per share, authorized 40,000,000, issued and outstanding: September 30, 2010 – 14,765,794; December 31, 2009 – 9,866,685	15	10
Additional paid-in capital	386,273	378,790
Accumulated deficit	(377,819)	(372,043)
Total stockholders’ equity	8,469	6,757
Total liabilities and stockholders’ equity	$12,323	$9,733

See accompanying notes to interim consolidated financial statements

TearLab Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)
($ 000’s)

	Three months ended September 30,
	2010	2009

Revenue
TearLab	$210	$263
Cost of goods sold
TearLab (excluding amortization of intangible assets)	105	139
Gross profit	105	124
Operating expenses
General and administrative	886	566
Clinical, regulatory and research & development	270	229
Sales and marketing	371	117
Amortization of intangible assets	304	304
Total operating expenses	1,831	1,216
Loss from operations	(1,726)	(1,092)
Other income (expense)
Interest income	6	—
Changes in fair value of warrant obligations	(264)	13
Interest expense	(52)	(41)
Amortization of deferred financing charges, warrants & beneficial conversion values	(121)	(135)
Other income (loss)	1	(18)
Total other income (expense)	(430)	(181)
Loss from continuing operations before income taxes	(2,156)	(1,273)
Income tax recovery	—	618
Net loss	$(2,156)	$(655)
Weighted average shares outstanding - basic and diluted	14,765,794	9,866,685
Loss per share – basic and diluted	$(0.15)	$(0.07)

See accompanying notes to interim consolidated financial statements

TearLab Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)
($ 000’s)

	Nine months ended September 30,
	2010	2009

Revenue
TearLab	903	$603
Cost of goods sold
TearLab (excluding amortization of intangible assets)	492	388
Gross profit	411	215
Operating expenses
General and administrative	2,876	2,460
Clinical, regulatory and research & development	1,036	868
Sales and marketing	992	500
Amortization of intangible assets	911	911
Total operating expenses	5,815	4,739
Loss from operations	(5,404)	(4,524)
Other income (expense)
Interest income	16	2
Changes in fair value of warrant obligations	209	44
Interest expense	(157)	(41)
Amortization of deferred financing charges, warrants & beneficial conversion values	(414)	(135)
Other income (loss)	(26)	8
Total other income (expense)	(372)	(122)
Loss from continuing operations before income taxes	(5,776)	(4,646)
Income tax recovery	—	1,968
Net loss	$(5,776)	$(2,678)
Weighted average shares outstanding - basic and diluted	13,871,553	9,845,155
Loss per share – basic and diluted	$(0.42)	$(0.27)

See accompanying notes to interim consolidated financial statements

TearLab Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)
($ 000’s)

	Nine months ended September 30,
	2010	2009

OPERATING ACTIVITIES
Net loss for the period	$(5,776)	$(2,678)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation and stock-based restructuring charges	1,101	394
Depreciation of fixed assets	54	55
Amortization of patents and trademarks	21	22
Amortization of intangible assets	911	911
Amortization of deferred financing charges, warrants and beneficial conversion values	414	135
Changes in fair value of warrant obligations	(209)	(44)
Deferred tax liability, net	—	(1,968)
Non-cash interest accrued on convertible debt funding	157	—
Gain on disposal of fixed assets	(3)	(3)
Net change in non-cash working capital balances related to operations	(214)	(81)
Cash used in operating activities	(3,544)	(3,257)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(42)	(24)
Cash used in investing activities	(42)	(24)

FINANCING ACTIVITIES
Proceeds from issuance of shares in a private placement financing	3,000	1,750
Proceeds from issuance of shares and warrants in a registered direct financing	5,000	—
Costs of issuance of shares in private placement and registered direct financings	(807)	(67)
Cash provided by financing activities	7,193	1,683

Net increase (decrease) in cash and cash equivalents during the period	3,607	(1,598)
Cash and cash equivalents, beginning of period	106	2,565
Cash and cash equivalents, end of period	$3,713	$967

See accompanying notes to interim consolidated financial statements

TearLab Corp.
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

These unaudited interim consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2009. We evaluated subsequent events through November 12, 2010, the date on which this Quarterly report on Form 10-Q was filed with the Securities and Exchange Commission.

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

TearLab Corp.

3.	BALANCE SHEET DETAILS :

Inventory

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Inventory is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.

(in thousands)	September 30, 2010	December 31, 2009
Finished goods	$535	$320
Less reserves for excess and obsolescence	(124)	(124)
	$411	$196

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for.  In addition, the Company assesses the impact of changing technology and market conditions.

Prepaid Expenses

(in thousands)
	September 30, 2010	December 31, 2009
Prepaid insurance	$78	$147
Prepaid financing costs	—	82
Prepaid regulatory fees	—	3
Deferred royalty costs	39	40
Other fees and services	86	66
	$203	$338

Fixed Assets

(in thousands)	September 30, 2010	December 31, 2009
Furniture and office equipment	$47	$25
Computer equipment and software	150	145
Demo equipment	22	—
Medical equipment	317	330
	536	500
Less accumulated depreciation	406	360
	$130	$140

Depreciation expense was $54,000, $55,000, $21,000 and $18,000 during the nine and three months ended September 30, 2010 and 2009, respectively..

Patents and trademarks

(in thousands)	September 30, 2010	December 31, 2009
Patents	$237	$194
Trademarks	32	79
	269	273
Less accumulated amortization	69	53
	$200	$220

TearLab Corp.

Amortization expense of patents and trademarks was $21,000, $22,000, $7,000 and $7,000 during the nine and three months ended September 30, 2010 and 2009, respectively

The Company recorded patents and trademarks as of September 30, 2010 relate to the cost of pending applications for patents and trademarks for the TearLab™ technology.  These patents and trademarks are amortized, using the straight-line method, over an estimated useful life of 10 years from the date of approval of the patents and trademarks.

Accrued liabilities
(in thousands)
	September 30, 2010	December 31, 2009
Due to professionals	$285	$302
Due to employees and directors	202	134
Clinical trial accruals	174	195
Amounts due for provision of capital transaction advisory services	100	100
Corporate compliance	64	81
Obligation to repay advances received	62	67
Product development costs	16	14
Other	200	200
	$1,103	$1,093

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

Intangible assets subject to amortization consist of the following:

	As at September 30, 2010
	($ 000’s)
	Cost	Accumulated Amortization
TearLab™ technology	$12,172	$4,729

	As at December 31, 2009
	($ 000’s)
	Cost	Accumulated Amortization
TearLab™ technology	$12,172	$3,819

Estimated amortization expense for the intangible assets for the balance of 2010 and each of the next four years and thereafter is as follows:

Amortization of intangible assets ($ 000’s)
Remainder of 2010	$304
2011	1,215
2012	1,214
2013	1,215
2014	1,214
Thereafter	2,281
$7,443

Amortization expense was $911,000 for the nine months ended September 30, 2010 and 2009, respectively, and $304,000 for each of the three months ended September 30, 2010 and 2009, respectively.

TearLab Corp.

5.  RELATED PARTY TRANSACTIONS

TLC Vision

TLC Vision Corporation held a 5.1%, and 7.6% ownership interest in the Company, on an issued and outstanding basis, as of September 30, 2010 and December 31, 2009 respectively.

TLC provided computer and administrative support to the Company in the nine and three months ended September 30, 2010 and 2009 respectively, for which the Company recorded expense of $6,000, $18,000, $0 and $3,000 respectively. The balances due to TLC Vision Corporation were $31,000 and $38,000 at September 30, 2010 and December 31, 2009, respectively.

Other

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision, pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. The Company’s chairman of the board of directors and chief executive officer, has a material financial interest in Science with Vision.

Effective November 20, 2009, the Company entered into an agency agreement with Marchant Securities Inc. (“Marchant”).  Pursuant to the terms of the agreement, Marchant acted as the Canadian placement agent in connection with our private placement of up $3,000,000 of the Company’s common stock. As a result of the closing of the private placement financings in January 2010 and March 2010, under the Agency agreement, the Company issued an aggregate of 101,548 shares to Marchant. The Company’s chairman of the board of directors and chief executive officer, has a material financial interest in Marchant.  The Company has also agreed to indemnify Marchant, its affiliates and their respective directors, officers, employees, shareholders and agents against all expenses, losses, claims, actions, damages or liabilities, and the reasonable fees and expenses of their counsel, arising out of the provision of the services pursuant to the agreement.

On November 2, 2009, the Company, entered into a capital advisory agreement for a minimum of two years with Greybrook Capital Inc., or Greybrook amended on January 8, 2010.  Pursuant to the terms of the agreement, as amended, Greybrook is entitled to receive in consideration of its provision of capital advisory services to the Company, within 90 days of the agreement and again on or before the first anniversary of the date of the agreement, compensation consisting of (i) $100,000 in cash or (ii) shares of the Company’s common stock equal to the quotient of (A) $100,000 and (B) $1.22, the closing consolidated bid price on the date of the original execution of the agreement.  All other terms and conditions of the agreement remain in full force and effect.  No shares were issued under this agreement at September 30, 2010 and the Company has accrued $100,000 of a liability to Greybrook as at both September 30, 2010 and December 31, 2009. The Company’s chairman of the board of directors and chief executive officer, is a principal with, and holds a material financial interest in Greybrook.

The Company has accounts receivable due from a related party in the amount of $16,000 at September 30, 2010, for product shipped.

The Company currently has an employee who formerly served as a United States distributor of the Company’s products.  This employee is no longer in control of the distributor, however the employee continues to hold a material financial interest in the distributing company.  Sales to this distributor for the nine and three months ended September 30, 2010 was $83,000 and $39,000, respectively,  and the outstanding accounts receivable balances at September 30, 2010 and December 31, 2009 were $17,000 and $0, respectively.

6.	INCOME TAXES

The Company records tax benefits related to tax losses as deferred income tax assets to offset deferred income tax liabilities arising from its intangible assets.

The Company reported a recovery of income taxes of zero for both the nine and three months ended September 30, 2010 of which $493,000 and $159,000 represent the amortization of deferred tax liabilities in the nine and three months ended September 30, 2010, respectively, offset by an increase to the valuation allowance against deferred tax assets of $493,000 and $159,000 in the nine and three months ended September 30, 2010, respectively, resulting from the reversal of deferred tax assets reported in prior years.

TearLab Corp.

The Company reported a recovery of income taxes of $1,968,000 and $618,000 for the nine and three months ended September 30, 2009, respectively of which $417,000 and $174,000 represent the amortization of deferred tax liabilities in the nine and three months ended September 30, 2009, respectively, and $1,551,000 and $445,000 represent deferred tax assets reported for losses incurred in the nine and three months ended September 30, 2009, respectively.

We evaluated all significant available positive and negative evidence, including the existence of losses in recent years and, as a result, determined it was more likely than not that our federal and certain state deferred tax assets, including benefits related to net operating loss carry forwards, would not be realized based on the measurement standards required under FASB Topic 740. As such, we maintain a valuation allowance for these deferred tax assets which increased $493,000 to $7,012,000 in the nine months ended September 30, 2010. The increase in the valuation allowance in the nine months ended September 30, 2010 is primarily attributable to increases in net deferred tax assets, driven by the decrease in deferred tax liabilities of the same amount.

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

In connection with the Financing, the Company will issue warrants with a life of five years to purchase shares of common stock equal in value to ten percent of the aggregate principal amount of the notes (the “Warrants”).  The exercise price of the Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The warrants will not be issued until the convertible secured notes are converted to common shares of the Company. The Company has recorded $163,000 representing the fair value of the warrants in additional paid-in capital which has been calculated using the Black-Scholes value model. The value of the warrants are being accreted over the two year term of the Notes and in the nine months ended September 30, 2010 and 2009, an amortization charge of $72,000 and $24,000, respectively, was included in other income (expense). The amortization charge for the three months ended September 30, 2010 and 2009 was $21,000 and $24,000, respectively.

As the conversion price of the convertible secured debt reflects a price discounted from the fair market value of the Company’s common stock, there is a deemed beneficial conversion feature associated with the Financing. The Company has recorded $728,000 representing the value of the beneficial conversion feature in additional paid-in capital which has been determined by calculating the fair value of shares that could be acquired as the difference between the discounted conversion price and the fair value on the date of funding. The value of the beneficial conversion is being accreted over the two year term of the convertible secured debt and in the nine months ended September 30, 2010 and 2009, an amortization charge of $322,000 and $107,000, respectively, was included in other income (expense).  The amortization charge for the three months ended September 30, 2010 and 2009 was $94,000 and $107,000, respectively.

The Company incurred $87,000 in expenses related to the Financing which was allocated to deferred finance charges for $43,000 and cost of equity for $44,000 in proportion to the allocation of the Financing amount between equity and liabilities.  The value of the deferred financing is being accreted over the two year term of the Notes and in the nine months ended September 30, 2010 and 2009, an amortization charge of $19,000 and $5,000, respectively, was included in other income (expense).  The amortization charge for the three months ended September 30, 2010 and 2009 was $5,000 and $5,000, respectively.

TearLab Corp.

Two directors of the Company, invested $100,000 each in the Financing.  Greybrook Corporation, an entity controlled by the Company’s Chairman and CEO of the Company, or members of his family, invested $310,000 in the Financing.

Accrued interest of $251,000 and $93,000 was recorded at September 30, 2010 and December 31, 2009, respectively and is included in notes payable and accrued interest on the Company’s consolidated balance sheet.

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

At September 30, 2010, the Company has a liability for warrants to purchase 131,497 shares of common stock at an exercise price of $46.25 that are valued at $4,000, as well as a liability for warrants to purchase 621,118 shares of common stock at an exercise price of $4.00 that are valued at $527,000 (Note 9).  Both liabilities are classified as level 3 fair value measurements.

The following table provides activity for obligations under warrants measured at fair value using significant unobservable inputs (level 3) for the nine months ended September 30, 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2010	$3
Purchases, issuances, and settlements	737
Change in fair value of warrant liability included in other (income) / expense	(209)
Balance of warrant liability at September 30, 2010	$531

9.	CAPITAL STOCK

(a)  Authorized share capital
The total number of authorized shares of common stock of the Company is 40,000,000.  Each share of common stock has a par value of $0.001 per share.  The total number of authorized shares of preferred stock of the Company is 10,000,000.  Each share of preferred stock has a par value of $0.001 per share.

TearLab Corp.

(b)  Common stock

On February 11, 2009, the Company filed with the Securities and Exchange Commission (“SEC”), a prospectus as part of a registration statement on Form S-3 using a "shelf" registration process.  Under the shelf process, the Company may from time to time offer or sell any combination of common stock, preferred stock, debt securities, depository shares or warrants in one or more offering up to a total dollar value of $30,000,000.  The Company utilized $5,000,000 of the “shelf” in the registered direct financing which closed on March 18, 2010.

On April 21, 2009, having received the approval of the board of directors, the Company issued 38,276 shares of its common stock valued at $110,000 under the terms and conditions of a settlement agreement.

On January 11, 2010, the Company sold 1,886,291 shares of its common stock for an aggregate of approximately $1,744,000. The Company also received commitments to purchase an additional 1,358,475 shares of its common stock for an aggregate of approximately $1,256,000 subject to obtaining stockholder approval which was received on March 3, 2010. The additional shares were issued on March 19, 2010. The per share price of the shares, $0.92456, is equal to 80% of the volume weighted average price of the Company’s common stock for the 10 trading days ending on the day immediately preceding the January 8, 2010 closing date. Related to this equity issuance transaction, the Company issued 101,548 shares to Marchant, a related party, for its placement services (Note 5).

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

(c)  Stock Option Plan

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
General and administrative	$224	$96	$880	$242
Clinical, regulatory and research and development	42	36	135	114
Sales and marketing	37	14	86	38
Stock-based compensation expense before income taxes	$303	$146	$1,101	$394

(d)  Warrants
On February 6, 2007, pursuant to the Securities Purchase Agreement 2007 between the Company and certain institutional investors, the Company issued warrants to these investors (“Warrants”).  The Warrants are five-year warrants exercisable immediately into an aggregate of 127,050 shares of the Company's common stock at $46.25 per common share.  On February 6, 2007, the Company also issued the Cowen Warrant  to Cowen and Company, LLC in partial payment of the placement fee payable for the services it had rendered as the placement agent in connection with the private placement of the Shares and the Warrants pursuant to the Securities Purchase Agreement 2007 (“Cowen Warrant”).  The Cowen Warrant is a five-year warrant exercisable into an aggregate of 4,447 shares of the Company's common stock.  The per share exercise price of the Cowen Warrant is $46.25, and the Cowen Warrant became exercisable on August 6, 2007.

The Company accounts for the Warrants and the Cowen Warrant in accordance with the provisions of FASB ASC Topic 815 Derivatives and Hedging.  The FASB guidance requires every derivative instrument within its scope (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  Based on US GAAP guidance applicable to derivatives, the Company determined that the Warrants and the Cowen Warrant do not meet the criteria for classification as equity.  Accordingly, the Company classified the Warrants and the Cowen Warrant as current liabilities at September 30, 2010 and December 31, 2009.

TearLab Corp.

The estimated fair value of the Warrants and the Cowen Warrant at September 30, 2010 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	101%
Expected life of Warrants	1.33 years
Risk-free interest rate	0.32%
Dividend yield	0%

The Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the Warrants and the Cowen Warrant as of September 30, 2010 and determined the aggregate fair value to be $4,000, as compared to $3,000 on December 31, 2009. This increase was recorded in other income (expense) as changes in fair value of warrant obligations in the consolidated statement of operations during the nine months ended September 30, 2010.

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

The Company accounts for the 2010 Warrants in accordance with the provisions of ASC Topic 815. Based on applicable U.S. GAAP guidance applicable to derivatives, the Company determined that the 2010 Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2010 Warrants as current liabilities at September 30, 2010.

The estimated fair value of the Warrants at March 18, 2010 was determined to be $737,000, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	113%
Expected life of Warrants	1.50 years
Risk-free interest rate	0.70%
Dividend yield	0%

The estimated fair value of the Warrants at September 30, 2010 was determined to be $527,000, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	109%
Expected life of Warrants	1.00 years
Risk-free interest rate	0.27%
Dividend yield	0%

The Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the obligations under warranty or warrant liability, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the Warrants as of September 30, 2010 and determined the aggregate fair value to be $527,000, a decrease of approximately $210,000 over the measurement of the aggregate fair value of the Warrants on March 18, 2010. This decrease was recorded in other income (expense) in the consolidated statement of operations during the nine months ended September 30, 2010.

The following table provides activity for the Warrants outstanding through September 30, 2010 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2009	132	$46.25
Granted	621	4.00
Forfeited	—	—
Outstanding, September 30, 2010	753	$11.38

TearLab Corp.

In connection with the Financing which the Company was engaged in July and August 2009, the Company will issue 109,389 warrants (“Financing Warrants”) with a life of five years to purchase shares of common stock equal in value to ten percent of the aggregate principal amount of the notes issued in the Financing.  The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The warrants will not be issued until the convertible secured notes are converted to common shares of the Company and will be exercisable upon issuance. The Company has recorded $163,000 representing the fair value of the Financing Warrants at the issuance date which has been calculated using the Black-Scholes value model. The allocation of proceeds to the Financing Warrants resulted in a reduction in notes payable which is being amortized over the two year term of the convertible secured debt. For the three and nine months ended September 30, 2010 and 2009, the amortization expense amounted to $21,000, $72,000, $24,000 and $24,000, respectively which is included in other income (expense).

10.   COMPREHENSIVE INCOME (LOSS)

For the nine months ended September 30, 2010 and 2009, comprehensive loss was equal to net loss for the period.

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

The following table is a summary of the potentially dilutive securities that were excluded from the calculation of diluted loss per share as the effect is anti-dilutive (in thousands):

	as of September 30,
	2010	2009
Stock options	3,580	3,008
Shares reserved for issuance on convertible debt obligations	1,327	—
Warrants	753	111
Warrants to be issued on conversion of debt obligations	109	—
Total	5,769	3,119

12.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Nine months ended September 30, ($ 000’s)
	2010	2009
Accounts receivable, net	$(26)	$241
Inventory	(215)	(47)
Prepaid expenses	135	22
Other current assets	1	(16)
Other non-current assets	92	—
Accounts payable	(196)	(66)
Accrued liabilities	10	(203)
Deferred revenue	(8)	(68)
Due to stockholders	(7)	15
Accrued interest	-	41
	$(214)	$(81)

TearLab Corp.

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Nine months ended September 30, ($ 000’s)
	2010	2009
Non-cash investing activities
Warrant issued in Registered Direct financing	$737	$—
Common stock issued to Marchant Securities Inc. for services provided in the equity issuance transaction.	155	—
Accrued costs of fixed asset additions	—	(16)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, included in Item 1 of this Report.  Unless otherwise specified, all dollar amounts are U.S. dollars.

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

TearLab Corp.

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

On October 7, 2010, we announced that the Committee for Medicare and Medicaid Services (CMS) had published their recommended payment determination for new test codes, which includes a proposed reimbursement rate for the TearLab Osmolarity Test, effective January 2011.  The new Current Procedural Terminology (CPT) code that will apply to the TearLab Osmolarity test will be reimbursed by CMS at $24.01 per eye (National Limit).  That the test will be reimbursed by CMS in 2011 provides additional stimulus to our commercialization efforts in the United States by allowing patients who may not have been able to pay to have the test done to be tested. Reimbursement by CMS will only be available for offices that have a Moderate Complex CLIA certificate until such time that TearLab receives a CLIA Waiver categorization from the Food and Drug Administration or the FDA.  This waiver is currently under review by the FDA.

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

Recent Developments

On January 11, 2010, the Company sold 1,886,291 shares of its common stock for an aggregate of approximately $1,744,000 and had received additional commitments to purchase an additional 1,358,475 shares for an aggregate of $1,256,000. On March 3, 2010, at a special meeting of the stockholders of the Company, the issuance of 1,358,475 shares of stock was approved for issuance. As a result of this approval, on March 19, 2010, the Company completed the sale of an additional 1,358,475 shares for an aggregate of approximately $1,256,000. The per share price of the shares, $0.92456, is equal to 80% of the volume weighted average price of the Company’s common stock for the 10 trading days ending on the day immediately preceding the January 8, 2010 closing date.

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

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2010	2009	Change	2010	2009	Change

TearLab revenue	$210	$263	$(53)	$903	$603	$300

TearLab – cost of sales	105	139	(34)	492	388	104

TearLab gross profit	$105	$124	$(19)	$411	$215	$196

Gross profit percentage	50%	47%		46%	36%

TearLab Corp.

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

TearLab revenue decreased by $53,000 or 20% for the three months ended September 30, 2010 as compared to the prior year period due to lower sales in the European Union during the quarter.  TearLab revenue increased by $300,000 or 50% for the nine months ended September 30, 2010 over the prior year, reflecting continued expansion of our business into North America and other global territories.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended September 30, 2010 decreased by $34,000 or 24% over the prior year fiscal period due to lower sales in the European Union during the quarter.  TearLab costs of sales for the nine months ended September 30, 2010 increased by $104,000 or 27% over the prior year, reflecting continued expansion of our business into North America and other global territories.

TearLab Gross Margin

TearLab gross margin for the three months ended September 30, 2010 decreased by $19,000 compared to the prior year fiscal period due to lower sales in the European Union during the quarter.  TearLab gross margin for the nine months ended September 30, 2010 increased by $196,000 or 91%, compared to the prior year fiscal period, reflecting continued expansion of our business into North America and other global territories.

Operating Expenses

	Three months ended September 30, (in thousands)			Nine months ended September 30, (in thousands)
	2010	2009	Change	2010	2009	Change

General and administrative	$886	$566	$320	$2,876	$2,460	$416
Clinical, regulatory and research and development	270	229	41	1,036	868	168
Sales and marketing	371	117	254	992	500	492
A Amortization of intangible assets	304	304	―	911	911	―
Operating expenses	$1,831	$1,216	$615	$5,815	$4,739	$1,076

TearLab Corp.

General and Administrative Expenses

General and administrative expenses increased by $320,000 or 57% during the three months ended September 30, 2010, as compared with the corresponding period in 2009, primarily due to a $227,000 increase in non-cash option and director fee expenses, a $58,000 increase in financing related costs, and a $43,000 increase in operations costs, offset by an $11,000 decrease in legal expenses.

General and administrative expenses increased by $416,000 or 17% during the nine months ended September 30, 2010, as compared with the corresponding period in 2009, due to increases of $605,000 in non-cash option and director fees recorded upon shareholder approval, $103,000 in executive bonuses and $45,000 in administrative expenses arising from over accruals from prior years that were reversed in 2009, offset by a $336,000 reduction in accruals for executive compensation.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased by $41,000 or 18% during the three months ended September 30, 2010, as compared with the corresponding prior year period.  Product development and patent costs increased by $27,000 over the prior period, along with a $19,000 increase in employee related costs.

Clinical, regulatory and research and development expenses increased by $168,000 or 19% during the nine months ended September 30, 2010, as compared to the prior year period.  Regulatory costs in support of the Company’s goal of obtaining CLIA waiver certification increased by $85,000 over the prior period.  Additionally the Company’s costs related to product development and patent expense increased by $65,000 over the prior period.

Sales and Marketing Expense

Sales and marketing expenses increased by $254,000 or 217% during the three months ended September 30, 2010, as compared with the comparable period in fiscal 2009. The increase is due to $141,000 in sales and business development costs that were not present in the prior year.  Additionally there were increases in marketing advertising, travel expense, and employee related costs of $84,000, $13,000 and $15,000, respectively, reflecting additional marketing production and trade show activity over the prior year period.

Sales and marketing expenses increased by $492,000 or 98% during the nine months ended September 30, 2010, as compared with the comparable period in fiscal 2009. The increase is due to $233,000 in sales and business development costs that were not present in the prior year.  Additionally there was a net $107,000 increase in marketing advertising and travel expense, reflecting additional marketing production and trade show activity over the prior year period and an increase of $155,000 in employee related costs over the prior year.

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

Amortization of Intangible Assets

Amortization expense of intangible assets was unchanged for the three and nine months ended September 30, 2010 and 2009, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

TearLab Corp.
Other Income (Expense)

	Three Months Ended September 30, (in thousands)				Nine Months Ended September 30, (in thousands)
	2010	2009		Change	2010	2009	Change

Interest income	$6	$	―	$6	$16	$2	$14
Changes in fair value of warrant obligations	(264)		13	(277)	209	44	165
Interest expense	(52)		(41)	(11)	(157)	(41)	(116)
Amortization of deferred financing charges, warrants and beneficial conversion values	(121)		(135)	14	(414)	(135)	(279)
Other	1		(18)	19	(26)	8	(34)

Other income (expense)	$(430)		$(181)	$(249)	$(372)	$(122)	$(250)

Interest Income

Interest income consists of interest earned as a result of the Company’s cash position following the raising of capital.  The increase in interest income in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009 is indicative of the Company earning interest from higher cash balances than in the prior year.

Changes in Fair Value of Warrants Obligations

The Company has a total of 752,615 warrants subject to fair value re-measurement of which 621,118 warrants were issued during the three months ended March 31, 2010.

The combined decrease of $209,000 in the fair value of warrant obligations is recorded as a gain in other income for the nine months ended September 30, 2010. In the nine months ended September 30, 2009, a gain of $44,000 was reported. In the three months ended September 30, 2010, the increase in warrant value generated an expense of $264,000 was reported and in the three months ended September 30, 2009, a gain of $13,000 was reported.

Interest Expense

Interest expense of $52,000 and $157,000 has been recorded in the three and nine months ended September 30, 2010, arising from the notes payable issued in the third quarter of 2009 and is included in notes payable and accrued interest on our balance sheet. Similarly, interest expense of $41,000 was reported in the three and nine months ended September 30, 2009.

Amortization of Deferred Financing Charges, Warrants and Beneficial Conversion Values

As a result of the financing that the Company completed in July and August 2009, or the Financing and which resulted in the purchase of $1.75 million in convertible secured notes by the investors, or the Notes, investors were in a position to convert the Notes at a conversion price of $1.3186 per share at a time when the common shares of the Company were trading at $1.75 (July 15th) and $1.70 (August 31st) providing them with a beneficial conversion feature. The Company has valued this feature as $728,000 and the amortization of this amount is expensed over the two year life of the Notes. This amortization expense was $94,000 and $322,000 for the three and nine months ended September 30, 2010, respectively. Similarly, an amortization expense of $107,000 was recorded for the three and nine months ended September 30, 2009.

Investors in the Financing will receive warrants at an exercise price of $1.60 upon conversion of the Notes. The Company has valued these warrants using the Black-Scholes value model at a value of $163,000. The amortization of this amount is recorded over the two year life of the Notes and amounted to $21,000 and $72,000 for the three and nine months ended September 30, 2010, respectively. Similarly, an amortization expense of $24,000 was recorded for the three and nine months ended September 30, 2009.

TearLab Corp.

Issuance costs of the Financing totaled $87,000 and have been allocated to cost of equity and to deferred finance charges. The amortization of the deferred finance charges is recorded over the two year life of the Notes and amounted to $6,000 and $19,000 for the three and nine months ended September 30, 2010, respectively. Similarly, an amortization expense of $5,000 was recorded for the three and nine months ended September 30, 2009.

Other

Other income for the three and nine months ended September 30, 2010 and 2009 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Recovery of Income Taxes

Recovery of income taxes decreased by $1,968,000 to zero during the nine months ended September 30, 2010, as compared with a recovery of income taxes of $1,968,000 in the nine months ended September 30, 2009. The recovery of income taxes decreased by $618,000 to zero during the three months ended September 30, 2010, as compared with a recovery of income taxes of $618,000 in the three months ended September 30, 2009. At December 31, 2009, deferred tax liabilities equaled deferred tax assets and therefore in the nine and three months ended September 30, 2010, it was necessary to offset the amortization of deferred tax liabilities of $493,000 and $159,000, respectively, with an increase to the valuation allowance associated for the deferred tax assets to an equal amount to maintain a net deferred tax balance of zero. As the Company does not know when it will be able to use tax losses to offset taxable income it cannot allow deferred taxes to reflect an asset position.  In the nine and three months ended September 30, 2009, there was sufficient deferred tax liabilities to allow the Company to report $1,551,000 and $445,000 in deferred tax assets representing tax losses benefited in the nine and three months ended September 30, 2009, respectively. In addition, in the nine and three months ended of September 30, 2009, the Company recorded amortization of deferred tax liabilities of $417,000 and $174,000, respectively

To date, the Company has recognized income tax benefits in the aggregate amount of $3.0 million associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States which may be utilized to reduce taxes in future years. The benefits associated with the balance of the net operating losses are subject to a full valuation allowance since it is not more likely than not that these losses cannot be utilized in future years. A portion of the Company’s net operating losses may, however, be subject to annual limitations as a result of the Company’s initial public offering and prior changes of control. Accordingly, until a formal analysis of the effect of the changes of control is performed, a portion of the income tax benefits recognized to date may be affected.

Review of Intangible Assets for Impairment

The Company determined that, as of September 30, 2010, there have been no significant events which may affect the carrying value of TearLab, Inc.’s, or TearLab, TearLab® technology. However, the Company’s prior history of losses and losses incurred during the current fiscal year reflect a potential indication of impairment, thus requiring management to assess whether the TearLab® technology was impaired as at September 30, 2010. Based on management’s estimates of forecasted undiscounted cash flows as of September 30, 2010, the Company concluded that there is no indication of an impairment of TearLab's TearLab® technology. Therefore, no impairment charge was recorded during the nine or three months ended September 30, 2010.

Liquidity and Capital Resources
(in thousands)

	September 30,	December 31,
	2010	2009	Change

Cash and cash equivalents	$3,713	$106	$3,607
Percentage of total assets	30%	1%

Working capital	$688	$(2,132)	$2,820

TearLab Corp.

Financial Condition

Management believes that the Company’s cash and cash equivalents will be sufficient to meet our operating activities and other demands for at least the next 12 months.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties.  Actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements will depend on many factors, including but not limited to:

-	the cost and results of continuing development of TearLab Corp.'s TearLab® Osmolarity System;

-
the cost and results, and the rate of progress, of the clinical trials of the TearLab Osmolarity System that will be required to support TearLab Corp.'s application to obtain a CLIA waiver approval from the FDA;

-	TearLab Corp.'s ability to obtain a CLIA waiver approval from the FDA for the TearLab® Osmolarity System and the timing of such approval, if any;

-	whether third-party payers agree to reimburse the TearLab® Osmolarity System given the recent provision by CMS of a reimbursement code effective January 1, 2011;

-	the costs and timing of building the infrastructure to market and sell the TearLab Osmolarity System;

-	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

-	the effect of competing technological and market developments.

At the present time, our only product is the TearLab® Osmolarity System, and while we have received 510(k) approval from the FDA which allows us to commercialize our product in the United States, we are currently limited to selling to facilities that have moderate and high complexity CLIA certifications.  Obtaining a CLIA waiver approval from the FDA will enable us to market our product to the approximately 50,000 eye care practitioners that do not operate with moderate and high complexity CLIA certifications.  At this time, we do not know when we can expect to begin to generate significant revenues from the TearLab Osmolarity System in the United States.

We believe that we have sufficient funding to meet operational needs until the Company becomes cash flow positive from operations but if we are not able to achieve a cash positive operating position in 2011 we may need to raise additional funds, and our prospects for obtaining that capital are uncertain.  Additional capital may not be available on terms favorable to us, or at all.  In addition, future financings could result in significant dilution of existing stockholders.  However, we believe that cash and cash equivalents at September 30, 2010 will be sufficient to allow the Company to operate for at least a 12 month period.

On January 8, 2010, we raised $1,744,000 in the first tranche of a private placement transaction in which 1,886,291 shares of common stock were issued at a share price of $0.92456. On March 19, 2010, we raised an additional $1,256,000 in the second tranche of the private placement transaction in which 1,358,475 shares of common stock were issued at a share price of $0.92456 as these funds were in escrow prior to the first closing on January 8, 2010.

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

TearLab Corp.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents will be sufficient to sustain our operations of the Company for at least a period of 12 months.  We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable related to the sales of the TearLab® Systems.  Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue, any bad debts we experience and our overall collection rates on the related accounts receivable.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks.  In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

	Nine months ended September 30, (in thousands)
	2010	2009	Change

Cash used in operating activities	$(3,544)	$(3,257)	$(287)
Cash used in investing activities	(42)	(24)	(18)
Cash provided by financing activities	7,193	1,683	5,510
Net increase in cash and cash equivalents during the period	$3,607	$(1,598)	$5,205

Cash Used in Operating Activities

Net cash used to fund our operating activities during the nine months ended September 30, 2010 was $3,544,000.  Net loss during the nine month period was $5,776,000. The non-cash sources which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, stock-based compensation, amortization of prepaid or deferred finance charges, accretion of warrant and beneficial conversion values and accrued interest from the convertible secured note financing in the aggregate total of $2,658,000. Offsetting additional non-cash amounts which comprise a portion of the net loss during that period include changes in the fair value of warrant obligations $209,000 and the gain on the sale of fixed assets of $3,000.

The net change in non-cash working capital balances related to operations for the nine months ended September 30, 2010 and 2009 consists of the following:

Cash provided (used)	Nine months ended September 30, (in thousands)
	2010	2009
Amounts receivable, net	$(26)	$241
Inventory	(215)	(47)
Prepaid expenses	135	22
Other current assets	1	(16)
Other non-current assets	92	―

Accounts payable	(196)	(66)
Accrued liabilities	10	(203)
Deferred revenue	(8)	(68)
Due to stockholders	(7)	15
Accrued interest	―	41
	$(214)	$(81)

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $42,000. Cash used in investing activities during the period consists of cash in the amount of $56,000 used to acquire fixed assets net of proceeds of $14,000 on sale of fixed assets.

TearLab Corp.

Net cash used in investing activities for the nine months ended September 30, 2009 was $24,000. Cash used in investing activities during the period consisted of cash in the amount of $28,000 used to acquire fixed assets net of proceeds of $4,000 on sale of fixed assets.

Cash Provided by Financing Activities

During the nine months ended September 30, 2010, the Company issued common stock in a private placement funding for $3,000,000 and in a registered direct funding for $5,000,000, offset by costs paid in the nine months ended September 30, 2010 of $807,000. During the first nine months ended September 30, 2009, the Company issued convertible secured notes in a principal amount of $1,750,000, offset by costs of $67,000. The notes have a two year term.

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

There were no significant changes during the nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the nine months ended September 30, 2010 included in Item 1.

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

Interest Rate Risk
The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in investment grade securities or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  An interest rate reduction of 100 basis points would reduce interest income to $0, annually.

TearLab Corp.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time reports specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our principal executive officer, or the chief executive officer, and our principal financial officer, or the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by the SEC, and defined in Rule 13a- 15(e) of the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and proceduresas of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of that fiscal period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance of achieving the desired control objectives.

(b)	Changes in Internal Control over Financial Reporting.
During the third quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the years ended December 31, 2006, 2007, 2008 and 2009, we had prepared our consolidated financial statements on the basis that we would continue as a going concern.  The Company's working capital deficit at December 31, 2009 was $2,132,000.  In the period subsequent to December 31, 2009, the Company raised gross proceeds of $8.0 million in private placement and registered direct financings.  Our net working capital at September 30, 2010 was $688,000, which represents a $2,820,000 increase from our working capital at December 31, 2009. Although current levels of cash flows are negative, management believes the Company’s existing cash as well as the proceeds from the funding received in the nine months ended September 30, 2010 will be sufficient to cover its operating and other cash demands for at least the next 12 months.

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

We have incurred losses in each year since our inception.  As of December 31, 2009, we had an accumulated deficit of $372.0 million and have incurred an additional $5.8 million in losses in the nine months ended September 30, 2010.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from our discontinued businesses.  We do not know when or if we will receive CLIA waiver approval from the FDA for the TearLab Osmolarity System or successfully commercialize it in the United States.  As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product candidate to obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of September 30, 2010, our total indebtedness was approximately $3.9 million.  Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of debt presents the following risks:

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

TearLab Corp.

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

TearLab Corp.

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

TearLab Corp.

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

Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock.  For example, an issuance of shares of preferred stock could:

·	adversely affect the voting power of the holders of our common stock;

·	make it more difficult for a third party to gain control of us;

·	discourage bids for our common stock at a premium;

·	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

·	otherwise adversely affect the market price or our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There has not been any default upon our senior securities.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None.

TearLab Corp.

ITEM 6.	EXHIBITS

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

TearLab Corp.
(Registrant)

Date:	November 12, 2010	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer