Form 10-K/A
period 2010-12-31
TearLab Corp
filed 2011-04-28
CIK 1299139

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

Commission file number: 000-51030

TearLab Corporation
(Exact name of registrant as specified in its charter)

Delaware	59-3434771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7360 Carroll Road, Suite 200 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 455-6006

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.001 PAR VALUE	The Nasdaq Stock Market LLC
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

As of March 22, 2011, there were 14,775,366 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The Registrant makes available free of charge on or through its website (http://www.tearlab.com) its Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The material is made available through the Registrant’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission, or SEC.  All of the Registrant’s filings may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549.  Information on the hours of operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website (http://www.sec.gov) that contains reports and proxy and information statements of issuers that file electronically.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 29, 2011 (the “Original 10-K”).  This Amendment is filed solely for the purpose of including information that was to be incorporated by reference from the definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act, of TearLab Corporation, referred to herein as TearLab or the Company.  The Company will not file its definitive proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2010 and accordingly, is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original 10-K.  In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is including with this Amendment certain currently dated certifications.

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

TEARLAB CORPORATION

Form 10-K/A – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2010

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Information Regarding Directors

The information set forth below as to the nominees for director has been furnished to us by the nominees:

Nominees for Election to the Board of Directors

Name	Age	Position
Elias Vamvakas	52	Chairman of the Board and Chief Executive Officer
Anthony E. Altig	55	Director
Thomas N. Davidson, Jr.	51	Director
Adrienne L. Graves	56	Director
Paul M. Karpecki	44	Director
Richard L. Lindstrom	63	Director
Donald Rindell	58	Director
Brock Wright	51	Director

Elias Vamvakas co-founded TLC Vision, an eye care services company, where he was the Chairman from 1994 to June 2006 and was the Chief Executive Officer from 1994 to July 2004.  He has been the Chairman of the Board of TearLab Corporation, or the Board, since June 2003 and was the Chief Executive Officer and Secretary of the Company from July 2004 until October 2008 and again since June 2009.  Since November 30, 2006, Mr. Vamvakas has been a member of the board of directors of TearLab Research, Inc. formerly known as TearLab, Inc. and OcuSense, Inc.  Mr. Vamvakas has been the chairman of the board of Greybrook Capital, a Toronto-based private equity firm.  Mr. Vamvakas also serves on the boards of several of Greybrook’s portfolio companies, Jameson Bank and the National Golf Club, and as chairman of Brandimensions Inc. and Nulogx Inc.  Mr. Vamvakas was named to “Canada’s Top Forty Under Forty” in 1996.  In 1999, he was named Ernst & Young’s Entrepreneur of the Year for Ontario in the Emerging Category and Canadian Entrepreneur of the Year for Innovative Partnering.  In 2000, Mr. Vamvakas was recognized by Profit Magazine for managing one of Canada’s fastest growing companies.  Mr. Vamvakas received a B.Sc. degree from the University of Toronto in 1981.  As our Chief Executive Officer, Mr. Vamvakas is specially qualified to serve on the Board because of his detailed knowledge of our operations and market.

Anthony E. Altig has been a member of the Board since January 2009.  Mr. Altig is the Chief Financial Officer at Biotix Holdings, Inc., a company that manufactures microbiological and molecularbiological consumables.  He has also served as a director of Optimer Pharmaceuticals since November 2007.  From December 2004 to June 2007, Mr. Altig served as the Chief Financial Officer of Diversa Corporation (subsequently Verenium Corporation), a public company focused on enzyme technology.  Prior to joining Diversa, Mr. Altig served as the Chief Financial Officer of Maxim Pharmaceuticals, Inc., a public biopharmaceutical company, from 2002 to 2004.  From 2000 to 2001, Mr. Altig served as the Chief Financial Officer of NBC Internet, Inc., an internet portal company, which was acquired by General Electric.  Mr. Altig’s additional experience includes his role as the Chief Accounting Officer at USWeb Corporation, as well as his experience serving biotechnology and other technology companies during his tenure at both PricewaterhouseCoopers and KPMG.  In addition, Mr. Altig serves as a director and chair of the Audit Committee for MultiCell Technologies, Inc., a public biopharmaceutical company.  Mr. Altig received a B.A. degree from the University of Hawaii.  Mr. Altig’s experience as Chief Financial Officer of several public companies brings to the Board perspective regarding financial and accounting issues.

Thomas N. Davidson, Jr. has been a member of the Board since January 2011.  Since 1997, Mr. Davidson has been the Chief Executive Officer and majority shareholder of Nisim International, a manufacturer of hair and skin care products distributed on a worldwide basis.  Mr. Davidson has been managing partner of Quarry Hill Partners, a holding company for a diversified group of manufacturing companies, since June 2000.  Mr. Davidson has been the principal owner and operator of several other companies including Speedy Printing Centers, Quarry Hill Foundry Supplies, Optiplas Films and Eco II Plastics.  Mr. Davidson is currently on the boards of four private companies, Brandimensions Inc., Balmshell Inc., Clemmer Steelcraft Technologies Inc. and Nu-Tech Precision Metals.  Mr. Davidson is also on the boards of the YPO Ontario Chapter, Canadian Franchise Association, Canadian Association of Family Enterprise, Ducks Unlimited and Fishing Forever Foundation. From 1999 until 2010, Mr. Davidson served on the board of directors Synergex International Corporation, previously a Toronto Stock Exchange listed company, where he served as a member of the audit committee.  Mr. Davidson has a BSc from Michigan State University in Geological Engineering. Mr. Davidson’s extensive business background makes him a valuable addition to the Board.  Mr. Davidson is the son of Thomas N. Davidson, Sr., who retired from the Board in August 2010.

Adrienne L. Graves, Ph.D. has been a member of the Board since April 2005 and, from 2002 to 2010 was President and Chief Executive Officer of Santen Inc., or Santen, the U.S. subsidiary of Santen Pharmaceutical Co., Ltd.  Dr. Graves is currently a strategic advisor for Santen.  Dr. Graves joined Santen Inc. in 1995 as Vice President of Clinical Affairs to initiate the company’s clinical development in the U.S.  Prior to joining Santen Inc., Dr. Graves spent nine years with Alcon Laboratories, Inc., or Alcon, beginning in 1986 as a Senior Scientist.  She was named Associate Director of Alcon’s Clinical Science Division in 1992 and then Alcon’s Director of International Ophthalmology in 1993.  Dr. Graves is the author of over 30 research papers and is a member of a number of professional associations, including the Association for Research in Vision and Ophthalmology, the American Academy of Ophthalmology, the American Glaucoma Society and Women in Ophthalmology.  She also serves on the boards of the American Academy of Ophthalmology Foundation, the Pan-American Association of Ophthalmology, the American Association for Cataract and Refractive Surgery, the Glaucoma Research Foundation and the Corporation Committee for the Brown University Medical School.  Dr. Graves also co-founded Ophthalmic Women Leaders.  She received her B.A. in psychology with honors from Brown University, her Ph.D. in psychobiology from the University of Michigan and completed a postdoctoral fellowship in visual neuroscience at the University of Paris.  Dr. Graves brings to the Board a long history of experience in the field of ophthalmology and business strategy.

Paul M. Karpecki O.D., FAAO has been a member of the Board since March 2010 and has been the Director of Ocular Disease Research at Koffler Vision Group in Lexington, Kentucky since March of 2009, where he also works in corneal services.  In 2007 Dr. Karpecki accepted a position with the Cincinnati Eye Institute in Corneal Services after five years as Director of Research for the Moyes Eye Clinic in Kansas City.  Dr. Karpecki serves on or chairs numerous optometric association committees including Chair of the Refractive Surgery Advisory Committee to the AOA (American Ophthalmology Association) and on the AOA Meetings Executive Committee.  He has lectured in more than 300 symposia covering four continents and was the first optometrist to be invited to both the Delphi International Society at Wilmer-John’s Hopkins, which includes the top 25 dry eye experts in the world, and the National Eye Institute’s dry eye committee. This was a task force established by the U.S. Department of Health and Human Services to better understand and treat dry eye disease in women. A noted educator and author, Dr. Karpecki lectures on new technology, surgical advancements and therapeutics with an emphasis on cornea and external disease. He presently serves on eight professional journal editorial boards. Dr. Karpecki received his doctorate of optometry from Indiana University and completed a Fellowship in Cornea and Refractive Surgery at Hunkeler Eye Centers in affiliation with the Pennsylvania College of Optometry in 1994.    Dr. Karpecki’s experience in the field of optometry, and in particular his specialty regarding dry eye disease, make him a valuable addition to the Board.

Richard L. Lindstrom, M.D. has been a member of the Board since September 2004 and has served as a director of TLC Vision since May 2002 and, prior to that, was a director of LaserVision Centers, Inc. since November 1995.  Since 1979, Dr. Lindstrom has been engaged in the private practice of ophthalmology and is Founder, a director and Attending Surgeon of Minnesota Eye Consultants P.A., a provider of eye care services.  Dr. Lindstrom has served as Associate Director of the Minnesota Lions Eye Bank since 1987.  He is also a medical advisor for several medical device and pharmaceutical manufacturers.  Dr. Lindstrom has been a director on the board of Onpoint Medical Diagnostics, Inc. since 2010.  Dr. Lindstrom is also currently on the boards of Acufocus, Inc., Wavetec Vision, RevitalVision, LLC and Lindstrom Environmental, Inc., each of which is a private company.  Dr. Lindstrom is a past President of the International Society of Refractive Surgery, the International Intraocular Implant Society, the International Refractive Surgery Club and the American Society of Cataract and Refractive Surgery.  From 1980 to 1989, he served as a Professor of Ophthalmology at the University of Minnesota and is currently Adjunct Professor Emeritus in the Department of Ophthalmology at the University of Minnesota.  Dr. Lindstrom received his Doctor of Medicine, Bachelor of Arts and Bachelor of Sciences degrees from the University of Minnesota.  Dr. Lindstrom’s background in ophthalmology gives him a perspective that is helpful to the Board for understanding the Company’s product market.

Donald Rindell has been a member of the Board since September 2008 and was on the board of TearLab Research, Inc. between March 2006 and December 2010.  Mr. Rindell currently serves as Executive Director of Business Development for Amylin Pharmaceuticals, Inc., a position he has held since 2005.  Prior to joining Amylin Pharmaceuticals, Inc., Mr. Rindell had a successful consulting practice, during which time he served as Acting President of Medical Device Group, Inc., an acute care and respiratory company, Vice President of Business Development of CardioNet, Inc., a “real-time” 24/7 cardiovascular monitoring company, and Vice President of Business Development of HandyLab, Inc., a molecular diagnostics and pharmacogenomics system company.  His responsibilities included corporate marketing, mergers and acquisitions activities, product planning and new strategic initiatives.  Prior to his consulting practice, he served as Vice President of Corporate Development & Strategic Planning of Advanced Tissues Sciences, Inc., or ATS, a La Jolla, California-based biotechnology company.  Prior to his tenure at ATS, Mr. Rindell was the Vice President for Global Business Management of Braun/Thermoscan, a division of The Gillette Company.  At Braun/Thermoscan, he played a major role in building its medical diagnostics business to achieve sales exceeding $170 million.  Mr. Rindell was also employed by Hybritech, a division of Eli Lilly and Company as Executive Director of Sales and Marketing.  Mr. Rindell received his B.S. degree in Economics from the College of Wooster and an M.B.A. from Pepperdine University Graduate School of Business.  Mr. Rindell’s years of experience in the medical device field are very valuable to the Company as it works through regulatory requirements and marketing.

Brock Wright BSc, MD, FRCPC, MBA has been a member of the Board since August 2010 and has been the Senior Vice-President Clinical Services (since October 2008) and Chief Medical Officer (since January 2000) for the Winnipeg Regional Health Authority.  Since November 2008, Dr. Wright has been the Associate Dean, Clinical Affairs for the Faculty of Medicine, University of Manitoba and, since 1990, Dr. Wright has been an Assistant Professor in the Department of Community Health Sciences.   Dr. Wright is also a member of the board of directors of Diagnostic Services Manitoba, a publically funded organization responsible for laboratory services for the entire province of Manitoba.  Dr. Wright served as the Chief Operating Officer for the Health Sciences Centre in Winnipeg from 2004 until 2008.  He also served as the Vice-President and Chief Medical Officer of the Winnipeg Regional Health Authority from 2000 to 2008.  Dr. Wright served as Vice-President and Chief Medical Officer of the Health Sciences Centre in Winnipeg from 1997 until 2000.  He also served in the mid-nineties as Vice-President responsible for the Pathology and Laboratory Division of the Health Sciences Centre and led the development of a successful plan to integrate laboratory services across the Province to form Diagnostic Services Manitoba.  Dr. Wright received his Bachelor of Science from the University of Winnipeg in 1980.  He received his Medical Degree in 1984, Fellowship in Community Medicine in 1990 and MBA in 1992, from the University of Manitoba.  Dr. Wright’s extensive medical and public sector experience make him a valuable addition to the Board.

Board Meetings

The Board held six meetings during 2010.  No director who served as a director during the past year attended fewer than 75% of the aggregate of the total number of meetings of the Board and of the total number of meetings of committees of the Board on which he or she served.

Committees of the Board

The Board currently has, and appoints members to, three standing committees: our Compensation Committee, our Corporate Governance and Nominating and our Audit Committee.  Prior to December 2010, each non-employee director was a member of each the three standing committees.  The current members of our committees are identified below:

Director		Compensation		Corporate Governance and Nominating		Audit
Anthony E. Altig (1)	▪		▪		▪	✓
Thomas N. Davidson, Jr.	▪		▪		▪	✓
Adrienne L. Graves (2)	▪	✓	▪	✓	▪
Paul M. Karpecki	▪		▪	✓	▪
Richard L. Lindstrom	▪	✓	▪		▪
Donald Rindell (3)	▪		▪	✓	▪	✓
Brock Wright	▪	✓	▪		▪
_____________________
(1)	Audit Committee Chair.
(2)	Compensation Committee Chair.
(3)	Corporate Governance and Nominating Committee Chair.

Compensation Committee.  The Compensation Committee currently consists of Mr. Wright and Drs. Lindstrom and Graves, with Dr. Graves serving as its chairman.  The Compensation Committee held one meeting during 2010.  All members of the Compensation Committee are independent as determined under the various NASDAQ Stock Market, SEC and Internal Revenue Service qualification requirements. The Compensation Committee is governed by a written charter approved by the Board.  The functions of this committee include, among other things:

·           to provide oversight of the development and implementation of the compensation policies, strategies, plans and programs for the Company’s key employees and directors, including policies, strategies, plans and programs relating to long-term compensation for the Company’s senior management, and the disclosure relating to these matters;

·           to make recommendations regarding the operation of and/or implementation of employee bonus plans and incentive compensation plans;

·           to review and approve the compensation of the Chief Executive Officer and the other executive officers of the Company and the remuneration of the Company’s directors; and

·           to provide oversight of the selection of officers, management, succession planning, the performance of individual executives and related matters.

Role and Authority of Compensation Committee

The Compensation Committee is responsible for discharging the responsibilities of the Board with respect to the compensation of our executive officers.  The Compensation Committee approves all compensation of our executive officers without further Board action. The Compensation Committee reviews and approves each of the elements of our executive compensation program and continually assesses the effectiveness and competitiveness of our program. The Compensation Committee also periodically reviews director compensation.

The Role of our Executives in Setting Compensation

The Compensation Committee meets with our Chief Executive Officer, Mr. Vamvakas, and/or other executives at least once per year to obtain recommendations with respect to Company compensation programs, practices, and packages for executives, directors and other employees. Management makes recommendations to the Compensation Committee on the base salary, bonus targets, and equity compensation for the executive team and other employees. The Compensation Committee considers, but is not bound by and does not always accept, management’s recommendations with respect to executive compensation. The Compensation Committee has the ultimate authority to make decisions with respect to the compensation of our named executive officers, but may, if it chooses, delegate any of its responsibilities to subcommittees.

Mr. Vamvakas attends some of the Compensation Committee’s meetings, but the Compensation Committee also regularly holds executive sessions not attended by any members of management or non-independent directors. The Compensation Committee discusses Mr. Vamvakas’s compensation package with him, but makes decisions with respect to his compensation outside of his presence.

Audit Committee.  The Audit Committee consists of Messrs. Altig, Davidson and Rindell, with Mr. Altig serving as chairman.  The Audit Committee held four meetings during 2010.  All members of the Audit Committee are independent directors (as independence is currently defined in Rules 5605(a)(2) and 5605(c)(2) of the NASDAQ Listing Rules).  Mr. Altig qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.  The Audit Committee is governed by a written charter approved by the Board.  The functions of this committee include, among other things:

·           to monitor the Company’s financial reporting process and internal control system;

·           to appoint and replace the Company’s independent outside auditors from time to time, to determine their compensation and other terms of engagement and to oversee their work;

·           to oversee the performance of the Company’s internal audit function; and

·           to oversee the Company’s compliance with legal, ethical and regulatory matters.

 Both our independent auditors and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to this committee.  The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties.  It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee, or the Corporate Governance Committee, members are Mr. Rindell, and Drs. Karpecki and Graves, with Mr. Rindell serving as chairman.  The Corporate Governance Committee held two meetings during 2010.  All members of the Corporate Governance Committee are independent directors, as defined in the NASDAQ Stock Market qualification standards.  The Corporate Governance Committee is governed by a written charter approved by the Board.  The functions of this committee include, among other things:

·	to establish criteria for Board and committee membership and to recommend to the Board proposed nominees for election to the Board and for membership on committees of the Board;

·
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

·	to monitor the quality of the relationship between management and the Board and to recommend improvements for ensuring an effective and appropriate relationship; and

·	to make recommendations to the Board regarding corporate governance matters and practices.

Director Nomination Process

Director Qualifications

In evaluating director nominees, the Corporate Governance Committee considers, among others, the following factors:

·	experience, skills and other qualifications in view of the specific needs of the Board and the Company;

·	diversity of background; and

·	demonstration of high ethical standards, integrity and sound business judgment.

The Corporate Governance Committee’s goal is to assemble a Board that brings to the Company a variety of perspectives and skills derived from high quality business and professional experience which are well suited to further the Company’s objectives.  In doing so, the Corporate Governance Committee also considers candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Corporate Governance Committee may also consider such other facts as it may deem are in the best interests of the Company and its stockholders.  The Corporate Governance Committee does, however, believe it appropriate for at least one, and, preferably, several, members of the Board to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of the Board meet the definition of an “independent director” under the NASDAQ Stock Market qualification standards.  At this time, the Corporate Governance Committee also believes it appropriate for our Chief Executive Officer to serve as the Chairman of the Board.

Identification and Evaluation of Nominees for Directors

The Corporate Governance Committee identifies nominees for Board membership by first evaluating the current members of the Board willing to continue in service.  Current members with qualifications and skills that are consistent with the Corporate Governance Committee’s criteria for Board service and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective.  If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Corporate Governance Committee identifies the desired skills and experience of a new nominee in light of the criteria above.  The Corporate Governance Committee generally polls the Board and members of management for their recommendations.  The Corporate Governance Committee may also review the composition and qualification of the boards of directors of our competitors, and may seek input from industry experts or analysts.  The Corporate Governance Committee reviews the qualifications, experience and background of the candidates.  Final candidates are interviewed by our independent directors and Chief Executive Officer.  In making its determinations, the Corporate Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best attain success for the Company and represent stockholder interests through the exercise of sound judgment.  After review and deliberation of all feedback and data, the Corporate Governance Committee makes its recommendation to the Board.  Historically, the Corporate Governance Committee has not relied on third-party search firms to identify Board candidates.  The Corporate Governance Committee may in the future choose to do so in those situations where particular qualifications are required or where existing contacts are not sufficient to identify and acquire an appropriate candidate.

The Corporate Governance Committee has not received director candidate recommendations from our stockholders and does not have a formal policy regarding consideration of such recommendations since it believes that the process currently in place for the identification and evaluation of prospective members of the Board is adequate.  Any recommendations received from stockholders will be evaluated in the same manner as potential nominees suggested by members of the Board or management.  Stockholders wishing to suggest a candidate for director should write to the Company’s Chief Financial Officer.

Communications with the Board of Directors

Our stockholders may send written correspondence to non-management members of the Board to the Chief Financial Officer or Chief Executive Officer at 7360 Carroll Road, Suite 200, San Diego, California 92121.  Our Chief Financial Officer or Chief Executive Officer will review the communication, and if the communication is determined to be relevant to our operations, policies, or procedures (and not vulgar, threatening, or of an inappropriate nature not relating to our business), the communication will be forwarded to the Chairman of the Board.  If the communication requires a response, our Chief Financial Officer will assist the Chairman of the Board (or other directors) in preparing the response.

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

Corporate Governance Documents

Our corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Corporate Governance Committee Charter and Code of Business Conduct and Ethics are available free of charge on our website at www.tearlab.com.  Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Annual Report.  We will also provide copies of these documents free of charge to any stockholder upon written request to Investor Relations, TearLab Corporation, 7360 Carroll Road, Suite 200, San Diego, CA 92121.

Report of the Audit Committee

The following is the report of the Audit Committee with respect to the Company’s audited financial statements for the year ended December 31, 2010.

The purpose of the Audit Committee is to assist the Board in its general oversight of the Company’s financial reporting, internal controls and audit functions.  The Audit Committee Charter describes in greater detail the full responsibilities of the Audit Committee and is available on our website at www.tearlab.com.  The Audit Committee is comprised solely of independent directors as defined by Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards.

The Audit Committee has reviewed and discussed the consolidated financial statements with management and Ernst & Young, LLP, the Company’s independent auditors.  Management is responsible for the preparation, presentation and integrity of our financial statements, accounting and financial reporting principles; establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)); establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rule 13A-15(f)); evaluating the effectiveness of disclosure controls and procedures; evaluating the effectiveness of internal control over financial reporting; and evaluating any change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.  Ernst & Young LLP is responsible for performing an independent audit of the consolidated financial statements and expressing an opinion on the conformity of those financial statements with generally accepted accounting principles in the United States of America.

Beginning in fiscal 2004 and continuing through fiscal 2010 (the sixth year of certification), management has implemented a process of documenting, testing and evaluating the Company’s internal control over financial reporting in accordance with the requirements of the Sarbanes-Oxley Act of 2002.  The Audit Committee is kept apprised of the progress of the evaluation and provides oversight and advice to management regarding such compliance.  In connection with this oversight, the Audit Committee receives periodic updates provided by management at each regularly scheduled Audit Committee meeting.  At a minimum, these updates occur quarterly.  At the conclusion of the process, management provides the Audit Committee with a report on the effectiveness of the Company’s internal control over financial reporting which is reviewed and commented upon by the Audit Committee.  The Audit Committee also holds regular private sessions with Ernst & Young LLP to discuss their audit plan for the year, and the results of their quarterly reviews and the annual audit.  The Audit Committee also reviewed Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-K related to our consolidated financial statements and financial statement schedules.  The Audit Committee continues to oversee the Company’s efforts and reviewed management’s report on the effectiveness of its internal control over financial reporting and management’s preparations for the evaluation.

The Committee met on four occasions in 2010.  The Committee met privately in executive session with Ernst & Young LLP as part of each regular meeting.  The Committee Chair held private meetings with the Chief Financial Officer.

The Audit Committee has discussed with Ernst & Young LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees.”  In addition, Ernst & Young LLP has provided the Audit Committee with the written disclosures and the letter required by PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence.”  In connection with the foregoing, the Audit Committee has discussed with Ernst & Young LLP their firm’s independence.

Based on their review of the consolidated financial statements and discussions with, and representations from, management and Ernst & Young LLP referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for filing with the U.S. Securities and Exchange Commission.

In accordance with Audit Committee policy and the requirements of law, the Audit Committee pre-approves all services to be provided by our independent auditors, Ernst & Young LLP.  Pre-approval is required for audit services, audit-related services, tax services and other services.  In some cases, the full Audit Committee provides pre-approval of services for up to a year, which may be related to a particular defined task or scope of work and subject to a specific budget.  In other cases, a designated member of the Audit Committee may have delegated authority from the Audit Committee to pre-approve additional services, and such pre-approval is later reported to the full Audit Committee.  See “Fees for Professional Services” for more information regarding fees paid to Ernst & Young LLP for services in fiscal years 2010 and 2009.

April 28, 2011	AUDIT COMMITTEE

Anthony Altig
Thomas N. Davidson
Donald Rindell

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock, or the Reporting Persons, are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. The Company believes that, during 2010, the Reporting Persons complied with all Section 16(a) filing requirements, with the following exceptions:

·
On July 1, 2010, the compensation committee of the Board granted options to Tom Davidson, Sr., Donald Rindell, Anthony Altig, Paul Karpecki, Richard Lindstrom and Adrienne Graves.  The Forms 4 were filed late on July 30, 2010.

·
On March 19, 2010, Elias Vamvakas acquired beneficial ownership of 24,395 shares of the Company’s common stock through an issuance to Marchant Securities Inc., related to the Canadian Placement Agency Agreement, as defined below under the heading “Interests of Insiders in Prior and Proposed Transactions.”  The Form 4 was filed late on April 22, 2011.

·
On March 19, 2010, Elias Vamvakas acquired beneficial ownership of 474,820 shares of the Company’s common stock through the purchase of shares by Greybrook Capital, Inc. in the First Quarter Private Placement, as defined below under the heading “Interests of Insiders in Prior and Proposed Transactions.”  The Form 4 was filed late on April 22, 2011.

ITEM 11.                      Executive Compensation.

Our Executive Officers

The following table sets forth the name and position of each of the persons who were serving as our named executive officers as of April 15, 2011.

Name	Age	Position
Elias Vamvakas	52	Chairman of the Board and Chief Executive Officer
William G. Dumencu	56	Chief Financial Officer
Duane Morrison	50	Vice President, Sales

William G. Dumencu, CA, served as our Chief Financial Officer and Treasurer between September 2003 and June 2005 and has been serving again in that capacity since April 2006.  Prior to his re-appointment as our Chief Financial Officer and Treasurer in April 2006, Mr. Dumencu served as our Vice President, Finance.  From January 2003 to August 2003, Mr. Dumencu was a consultant for the Company and TLC Vision, and, from 1998 until 2002, Mr. Dumencu served in a variety of financial leadership positions at TLC Vision, including Controller.  Mr. Dumencu was employed in various financial management positions by Hawker Siddeley Canada, Inc., a manufacturing conglomerate, from 1978 to 1998.  Mr. Dumencu is a Chartered Accountant and a member of the Canadian Institute of Chartered Accountants.  He holds a Bachelor of Math degree from the University of Waterloo.

Duane Morrison has been our Vice President of Sales since June 2010.  In 2003, Mr. Morrison founded The Technology Source, Inc., a private, high-tech mobile equipment leasing company currently serving 500 eye care practitioners throughout 20 states by offering technology for the diagnosis and treatment of glaucoma and retinal disorders.  Mr. Morrison served as the President of The Technology Source, Inc. from 2003 until June 2010.  Between June 2007 and June 2010, Mr. Morrison represented and provided consulting services, through The Technology Source, Inc., to Focus Laboratories, Inc. related to a new pharmaceutical eye drop called FreshKote.  Between 1995 and 2002, Mr. Morrison held various senior positions with TLC Vision.  Between February 1995 and June 1997, Mr. Morrison was part of the four member development team at TLC Vision that implemented the highly successful optometric co-management business model and strategic plan to open laser centers in the United States. Once a large number of these laser centers had opened, starting in July 1997, Mr. Morrison managed the sites as TLC Vision’s Regional General Manager and from April 2000 until he left TLC Vision in October 2002, he served on the senior management team as National Director of Development responsible for all business development and smaller mergers, acquisitions and joint ventures for TLC Vision.

A biography for Elias Vamvakas can be found in the section entitled Information Regarding Directors above.

Executive Compensation

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2010 by our Chief Executive Officer during 2010 and our other two most highly compensated executive officers who were employed by us as of December 31, 2010.  We refer to our Chief Executive Officer and these other executive officers as our “named executive officers” elsewhere in this document.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Elias Vamvakas	2010	—	—	—	28,584	28,584
Chairman and Chief Executive Officer	2009	—	—	466,488	23,262	489,750
William G. Dumencu	2010	184,289	30,703	—	—	214,992
Chief Financial Officer	2009	146,329	—	62,626	—	208,955
Duane Morrison	2010	105,000	—	184,300	—	289,300
Vice President, Sales	2009	—	—	—	—	—
________________________
(1)
The values set forth in this column are based on the full grant date fair value of stock option awards, computed in accordance with the provisions of FASB ASC Topic 718, using the Black-Scholes pricing model, utilizing certain assumptions as outlined in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  These stock options include time-based stock options granted during the years ended December 31, 2010 and December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2010, including the value of the stock awards.

	Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
	(#) Exercisable	(#) Unexercisable	($)
Elias Vamvakas (1)	184	—	32.50	8/1/2012
Elias Vamvakas (2)	20,000	—	24.75	7/1/2013
Elias Vamvakas (3)	—	4,500	51.25	3/30/2015
Elias Vamvakas (4)	12,000	—	47.50	8/3/2016
Elias Vamvakas (5)	4,000	—	27.75	7/3/2017
Elias Vamvakas (6)	626,164	—	2.63	10/6/2018
Elias Vamvakas (7)	15,000	—	2.00	6/18/2019
Elias Vamvakas (8)	14,899		1.22	9/30/2019
Elias Vamvakas (9)	45,000	90,000	1.22	9/30/2019
Elias Vamvakas (10)	100,000	—	1.22	9/30/2019
Elias Vamvakas (11)	200,000	—	1.22	9/30/2019
William G. Dumencu (12)	4,000	—	24.75	8/1/2013
William G. Dumencu (13)	—	1,800	51.25	3/30/2015
William G. Dumencu (14)	1,200	—	27.75	7/3/2017
William G. Dumencu (15)	37,665	—	2.63	10/6/2018
William G. Dumencu (16)	3,334	6,666	1.99	3/3/2019
William G. Dumencu (17)	17,445	34,890	1.22	9/30/2019
Duane Morrison (18)	0	100,000	2.20	6/1/2020
___________________________
(1)	184 post-split options were granted on August 1, 2002, under the Plan. These time-based options have fully vested.
(2)	20,000 post-split options were granted on July 1, 2003, under the Plan. These time-based options have fully vested.
(3)
4,500 post-split options were granted on March 30, 2005, under the Plan.  These performance-based options were to vest as follows: (a) as to 100% when and if the Company receives the approval that it is seeking from the U.S. Food and Drug Administration for the RHEO System for use in the Rheopheresis treatment of non-exudative age-related macular degeneration (the “FDA Approval”), if the FDA Approval is received on or before November 30, 2006; (b) as to 80% when and if the Company receives the FDA Approval, if the FDA Approval is received after November 30, 2006 but on or before January 31, 2007;(c) as to 60% when and if the Company receives the FDA Approval, if the FDA Approval is received after January 31, 2007.

(4)	12,000 post-split options were granted on August 3, 2006, under the Plan. These options vested fully upon the date of grant.
(5)	4,000 post-split options were granted on July 3, 2007, under the Plan. These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.
(6)	626,164 post-split options were granted on October 6, 2008, under the Plan. These options vested fully upon the date of grant.
(7)	15,000 options were granted on June 18, 2009, under the Plan. These time-based options have fully vested.

(8)	14,899 options were granted on September 30, 2009, under the Plan. These options vested fully upon the date of grant.
(9)	135,000 options were granted on September 30, 2009, under the Plan. These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.
(10)	100,000 options were granted on September 30, 2009, under the Plan. These time-based options vest monthly in 1/6 installments, starting on June 30, 2009.
(11)	200,000 options were granted on September 30, 2009, under the Plan. These time-based options vest monthly in 1/12 installments, starting on January 1, 2010.
(12)	4,000 options were granted on August 1, 2003, under the Plan. These time-based options are fully vested.
(13)
1,400 post-split options were granted on March 30, 2005, under the Plan.  These performance-based options were to vest as follows: (a) as to 100% when and if the Company receives the approval that it is seeking from the U.S. Food and Drug Administration for the RHEO System for use in the Rheopheresis treatment of non-exudative age-related macular degeneration (the “FDA Approval”), if the FDA Approval is received on or before November 30, 2006; (b) as to 80% when and if the Company receives the FDA Approval, if the FDA Approval is received after November 30, 2006, but on or before January 31, 2007; (c) as to 60% when and if the Company receives the FDA Approval, if the FDA Approval is received after January 31, 2007.

(14) 1,200 post-split options were granted on July 3, 2007, under the Plan. These time-based options are fully vested.
(15)	37,665 post-split options were granted on October 6, 2008, under the Plan. These options vested fully upon the date of grant.
(16)	10,000 options were granted on March 3, 2009, under the Plan. These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.
(17)	52,335 options were granted on September 30, 2009, under the Plan. These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.
(18)	100,000 options were granted on June 1, 2010, under the Plan. These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.

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

William Dumencu

On August 1, 2003, the Company entered into an employment agreement with Mr. Dumencu, the Company’s Chief Financial Officer and Treasurer.  His annual base salary is CDN$184,271.  At the Board’s discretion based on measurable objectives, he is entitled to an annual bonus of 25% of his annual salary. Mr. Dumencu is entitled to receive, and has received, stock options pursuant to the 2002 Stock Option Plan at the discretion of the Board.  Mr. Dumencu’s employment may be terminated for cause, as defined in the agreement.

On October 6, 2008, the Company and Mr. Dumencu entered a Separation Agreement and Release.  Pursuant to that agreement, the Company granted options to purchase 37,665 shares of the Company’s common stock at a price of $2.63 per share to Mr. Dumencu.  The options are immediately exercisable and will expire on October 6, 2018.  In addition, Mr. Dumencu agreed to amend the August 1, 2003 employment agreement between the Company and Mr. Dumencu, such that his severance entitlement would be equal to three months salary plus 2.5% of such amount in respect of his entitlement to benefits.

We have no written employment or severance agreements with any other named executive officer.

On December 12, 2008, the Board approved cash bonuses to certain of the Company’s officers, referred to as the 2008 Bonus Plan.  Under the terms of the 2008 Bonus Plan, a bonus of $50,000 may be payable to each of Tracy Puckett, Vice President, Marketing, Steve Zmina, Vice President, Manufacturing & Engineering, Michael Berg, Vice President, Clinical and Regulatory Operations, Benjamin Sullivan, Chief Scientific Officer and Robert Walder, Vice President, Operations.  Subsequent to the initial approval of the 2008 Bonus Plan, the Board approved eligibility for bonuses of $50,000 under the 2008 Plan to each William Dumencu, the Chief Financial Officer and Duane Morrison, the Vice President, Sales.  In addition, Dr. Michael Lemp and Dr. David Eldridge, both of whom are consultants to the company, are eligible for bonuses of the same amounts under the 2008 Bonus Plan.  In each case, such bonuses will be payable in cash upon the satisfaction of both of the following conditions: (i) the closing of a financing approved by the Board; and (ii) upon receipt of a CLIA waiver related to the Company’s TearLab product.

Option Exercises and Stock Vested at Fiscal Year End

There were no options exercised by our named executive officers during the fiscal year ended December 31, 2010.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Non-Employee Director Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of the Board for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony E. Altig	—	—	29,398	—	—	—	29,398
Thomas N. Davidson, Sr.	—	—	17,122	—	—	—	17,122
Adrienne L. Graves	—	—	25,008	—	—	—	25,008
Paul M. Karpecki	—	—	44,172	—	—	—	44,172
Richard Lindstrom	—	—	22,655	—	—	—	22,655
Donald Rindell	—	—	28,472	—	—	—	28,472
Brock Wright	—	—	37,534	—	—	—	37,534
______________________
(1)
The values set forth in this column are based on the full grant date fair value of stock option awards, computed in accordance with the provisions of FASB ASC Topic 718, using the Black-Scholes pricing model, utilizing certain assumptions as outlined in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  These stock options include time-based stock options granted during the years ended December 31, 2010 and December 31, 2009.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of the Company.  None of the Company’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or the board of directors of any other entity that has one or more executive officers serving as a member of the Board or the Compensation Committee of the Company.  As discussed in further detail under the heading “Interests of Insiders in Prior and Proposed Transactions,” Brock Wright, who was not then a member of the Board, and his family members, purchased 564,592 shares in a private placement during the first quarter of 2010 for a purchase price of approximately $522,000.

DIRECTORS’ AND OFFICERS’ LIABILITY INSURANCE

The Company maintains directors’ and officers’ liability insurance.  Under this insurance coverage, the insurer pays, on the Company’s behalf, for losses for which the Company indemnifies its directors and officers and, on behalf of individual directors and officers, losses arising during the performance of their duties for which the Company does not indemnify them.  The total limit for the policy is $10,000,000 per policy term, subject to a deductible of $500,000 per claim with respect to corporate indemnity provisions and $500,000 if the claim relates to securities law claims.  In addition, the Company has implemented a Side A DIC policy which is additional protection for the directors and officers in the event the company is legally not permitted or financially unable to indemnify. The level of insurance is $2,500,000 in excess of the basic $10,000,000 insurance.  The total premiums in respect of the directors’ and officers’ liability insurance for the financial year ended December 31, 2010 were approximately $102,000.  The directors’ and officers’ liability insurance policy is effective from December 7, 2010 to December 7, 2011.  The insurance policy does not distinguish between directors and officers as separate groups.

Compensation of Directors

Directors who are not employees are entitled to receive annual grants of an option to purchase 15,000 shares of the Company’s common stock and annual compensation of $15,000.  Committee chairmen receive additional annual compensation of $5,000.  Directors also receive $1,500, $1,000 and $500 for attendance at each Board, committee and telephonic meeting, respectively.  A cap of $2,500 has been set on payments for meeting attendance on any one day. On June 18, 2009, the directors agreed to waive cash compensation for their director fees and on September 30, 2009, the directors agreed to receive options in lieu of the cash compensation under the terms of the 2002 Stock Option Plan. Accordingly, directors are compensated for meeting attendance in shares with a value equivalent to the amounts noted above, as determined using the Black-Scholes option pricing methodology.

Director Attendance at Annual Meetings

Although the Company does not have a formal policy regarding attendance by members of the Board at our Annual Meeting, we encourage all of our directors to attend.  All of the Company’s directors attended our 2010 Annual Meeting, our most recent Annual Meeting, in person.  The Company also held a Special Meeting of the Stockholders in March of 2010, which was attended by six of the then seven Company directors.

Board Leadership Structure

The Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. The offices of Chief Executive Officer and Chairman of the Board have been at times combined and at times separated, and the Board considers such combination or separation in conjunction with, among other things, its succession planning processes. The Board believes that it should be free to make a choice regarding the leadership structure from time to time in any manner that is in our and our stockholders’ best interests.

We currently have combined the roles Chairman of the Board and Chief Executive Officer. The Board does not have a lead independent director.  We believe this is appropriate because the Board includes a number of seasoned independent directors.  In concluding that having Mr. Vamvakas serve as Chief Executive Officer and Chairman of the Board represents the appropriate structure for us at this time, the Board considered the benefits of having the Chief Executive Officer serve as a bridge between management and the Board, ensuring that both groups act with a common purpose. The Board also considered Mr. Vamvakas’ knowledge regarding our operations and the industry in which we compete and his ability to promote communication, to synchronize activities between the Board and our senior management and to provide consistent leadership to both the Board and the Company in coordinating our strategic objectives. The Board further concluded that the combined role of Chairman of the Board and Chief Executive Officer ensures there is clear accountability.

Board Role in Risk Oversight

While each of the committees of the Board evaluate risk in their respective areas of responsibility, our Corporate Governance Committee is primarily responsible for overseeing the Company’s risk management processes on behalf of the full Board.  We believe that employing a committee specifically focused on our Company’s risk profile is beneficial, given the increased importance of monitoring risks in the current economic and business climate.  The Corporate Governance Committee discusses the Company’s risk profile, and the Corporate Governance Committee reports to the full Board on the most significant risk issues. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements.

While the Board and the Corporate Governance Committee oversee the Company’s risk management, Company management is ultimately responsible for day-to-day risk management activities.  We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that the Board leadership structure supports this approach.

ITEM 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 15, 2011 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors and (iv) all of our current executive officers and directors as a group.  Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be.

Percentage of beneficial ownership is calculated based on 14,775,366 shares of common stock outstanding as of March 15, 2011.  Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of March 15, 2011.  Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the address for each person set forth on the table below is c/o Tearlab Corporation, 7360 Carroll Road, Suite 200, San Diego, California 92121.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholder:
Eric Donsky (1)	1,609,880	10.8%
Executive Officers and Directors:
Elias Vamvakas (2)	1,895,486	12.0%
Duane Morrison	0	*
William G. Dumencu (3)	66,976	*
Paul Karpecki (4)	46,712	*
Richard Lindstrom (5)	154,307	1.0%
Adrienne Graves (6)	52,350	*
Donald Rindell (7)	89,981	*
Anthony Altig (8)	58,287	*
Brock Wright (9)	538,518	3.6%
Thomas N. Davidson, Jr. (10)	147,619	1.0%
All directors and executive officers as a group (15 people) (11)	3,691,574	22.0%
______________________
(*)	Represents beneficial ownership of less than 1%.
(1)	Includes 107,500 shares subject to options exercisable within 60 days of March 15, 2011.
(2)
Includes (a) 1,037,247 shares subject to options exercisable within 60 days of March 15, 2011; (b) 551,011 shares held beneficially by Mr. Vamvakas through his relationship with Greybrook Corporation; (c) 306,428 shares held beneficially by Mr. Vamvakas through his relationship with Marchant Securities, Inc.; and (d) 800 shares held by Mr. Vamvakas.  Greybrook Corporation’s address is 5090 Explorer Drive, Suite 203, Mississauga, Ontario L4W 4T9.  Marchant Securities, Inc.’s address is 10 Wanless Avenue, Toronto, Ontario M4N 3B7.

(3)	Includes 66,976 shares subject to options exercisable within 60 days of March 15, 2011.
(4)	Includes 46,712 shares subject to options exercisable within 60 days of March 15, 2011.
(5)	Includes 68,069 shares subject to options exercisable within 60 days of March 15, 2011.
(6)	Includes 52,221 shares subject to options exercisable within 60 days of March 15, 2011.
(7)	Includes 89,981 shares subject to options exercisable within 60 days of March 15, 2011.
(8)	Includes 58,287 shares subject to options exercisable within 60 days of March 15, 2011.
(9)	Includes 15,122 shares subject to options exercisable within 60 days of March 15, 2011.
(10)
Includes (a) 3,750 shares subject to options exercisable within 60 days of March 15, 2011; (b) 104,079 shares held beneficially by Mr. Davidson through his relationship with Cardinal Crest Partners, 7 Sunrise Cay, Key Largo, FL 33037.

(11)	See footnotes 2 through 10 inclusive.

Equity Compensation Plan Information
The following table provides information regarding the equity compensation plans as of December 31, 2010.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by security holders (1)	3,576,543	3.46	––
Plans not approved by security holders
The 2007 Warrants (2)	127,050	46.25	––
The Cowen Warrants (3)	4,447	46.25	––
The 2010 Warrants (4)	621,118	4.00	––
Total	752,615	11.38	––
_______________________
(1)
For discussion of the 2002 Stock Incentive Plan, which was approved by the security holders, please refer to footnote 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(2)
On February 6, 2007, pursuant to a securities purchase agreement (the “2007 Securities Purchase Agreement”), the Company issued warrants to certain investors (the “2007 Warrants”).  The Warrants are five-year warrants exercisable into an aggregate of 106,838 shares of the Company's common stock at $46.25 per common share.

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

(4)
On March 18, 2010, pursuant to a registered direct financing, the Company issued warrants to certain investors (the “2010 Warrants”).  The Warrants are eighteen month warrants exercisable into an aggregate of 621,118 shares of the Company's common stock at $4.00 per common share.

ITEM 13.                      Certain Relationships and Related Transactions, and Director Independence.

Except for the transactions described below, since January 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $106,340 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.  All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee.  In accordance with its charter, the Audit Committee is responsible for reviewing and approving all related party transactions for potential conflicts of interest on an ongoing basis.

Interests of Insiders in Prior and Proposed Transactions

Marchant Securities Inc.

Marchant Securities Inc., or Marchant, is a firm indirectly beneficially owned as to approximately 32% by Mr. Vamvakas and members of his family.

On January 8, 2010 and March 19, 2010, we closed a private placement of our common stock totaling approximately $3 million, referred to as the First Quarter Private Placement.  The shares were sold pursuant to a securities purchase agreement, dated as of January 8, 2010, by and among the Company and the several purchasers, including Elias Vamvakas, the Chairman of the Board and Chief Executive Officer, Thomas N. Davidson, Sr., a former member of the Board and father of Thomas N. Davidson, Jr. a current member of the Board, and David C. Eldridge, a consultant and the Company’s Vice President, Professional Development.  Messrs. Vamvakas (through Greybrook Capital, Inc.), Davidson, Sr. and Eldridge purchased 474,820, 162,239 and 135,199 shares, respectively, at purchase prices of approximately, $439,000, $150,000 and $125,000, respectively.  The participation by such insiders was approved by our stockholders on March 3, 2010.  Brock Wright, who was not then a member of the Board, and his family members, purchased 564,592 shares in the private placement for a purchase price of approximately $522,000.

Pursuant to the terms of an amended and restated agency agreement, or the Canadian Placement Agency Agreement, dated as of January 8, 2010, by and between the Company and Marchant Securities Inc., or Marchant, Marchant acted as the Canadian placement agent in connection with the private placement.  Under the Canadian Placement Agency Agreement, Marchant was the Company’s sole and exclusive agent in Canada for the offer for sale, on a best efforts basis, of the Company’s common stock in connection with the private placement and received a total of 101,548 shares of our common stock as consideration for its services in connection with the private placement.  The Company has also agreed to indemnify Marchant, its affiliates and their respective directors, officers, employees, shareholders and agents against all expenses, losses, claims, actions, damages or liabilities, and the reasonable fees and expenses of their counsel, arising out of the provision of the services pursuant to the agreement.

Greybrook Capital Inc.

On November 2, 2009, we entered into a capital advisory agreement with Greybrook Capital Inc., or Greybrook.  Pursuant to the terms of the agreement, as amended on January 8, 2010, Greybrook is entitled to receive in consideration of its provision of capital advisory services to the Company, within 90 days of the date of the agreement and again on or before the first anniversary of the date of the agreement, compensation consisting of (i) $100,000 in cash or (ii) shares of the Company’s common stock equal to the quotient of (A) $100,000 and (B) $1.22, the per share closing consolidated bid price on the date of the original execution of the agreement.  Pursuant to the capital advisory agreement, as amended, the Company issued 163,934 shares of common stock to Greybrook on April 14, 2011.  Elias Vamvakas, Chairman of the Company’s board of directors and acting Chief Executive Officer, is a principal with, and holds a material financial interest in, Greybrook.

As described above under the heading Marchant Securities Inc. Greybrook purchased 474,820 shares at a purchase price of $439,000 in the First Quarter Private Placement.

Science with Vision, Inc.

On August 30, 2010, we entered into a cooperative marketing agreement, or the Marketing Agreement, with AMO Canada Company, or AMO, and Science with Vision, Inc., or Science with Vision.  AMO is a subsidiary of Abbott Medical Optics, Inc.  Pursuant to the terms of the Marketing Agreement, Science with Vision will sell six TearLab modules to AMO to be used as demonstration units.  The Marketing Agreement also provides that Science with Vision will pay a commission on sales generated from the sale of the Company’s products to customers in Canada that were introduced to the Company or to Science with Vision by AMO.  The Company is jointly and severally liable for commissions earned by Science with Vision and payable by Science with Vision.  The Marketing Agreement may be terminated without cause by any party with 180 days prior written notice to the other parties.  Sales to Science with Vision for the years ended December 31, 2010 and 2009 were $96,000 and $4,500, respectively, and the outstanding accounts receivable balances due at December 31, 2010 and 2009 were $33,000 and $4,500, respectively.

Pursuant to a distribution agreement, dated August 20, 2009, between the Company and Science with Vision, Science with Vision holds exclusive Canadian distribution rights with respect to the Company’s products.  Elias Vamvakas, the Chairman of the Board and Chief Executive Officer, has a material financial interest in Science with Vision.  Mr. Vamvakas’ interest in Science with Vision was disclosed to, and the Marketing Agreement was approved by, the Company’s Vice President, Operations, and the Company’s Board of Directors.

Other

Prior to his employment with the Company, Duane Morrison held a controlling interest in a U.S. distributor of the Company’s products.  Mr. Morrison continues to hold a material financial interest in the distributing company.  Sales to this distributor for the years ended December 31, 2010 and 2009 were $192,000 and $0, respectively, and the outstanding accounts receivable balances at December 31, 2010 and 2009 were $98,000 and $0, respectively.

No Other Interests of Insiders

None of the principal stockholders, senior officers or directors of the Company or the proposed nominees for election as directors of the Company, or any of their associates or subsidiaries, has any other interest in any other transaction since January 1, 2010 or any other proposed transaction that has materially affected or would materially affect the Company or its subsidiaries.

We believe that all of the transactions described above were on terms at least as favorable to us as they would have been had we entered into those transactions with unaffiliated third parties.

Director Independence

The Board of Directors has determined that each of the director nominees standing for election, except Elias Vamvakas are independent directors under the NASDAQ Stock Market qualification standards.  In determining the independence of our directors, the Board considered all transactions in which the Company and any director had any interest, including those discussed above.

ITEM 14.                      Principal Accounting Fees and Services.

In connection with the audit of the 2010 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP, which set forth the terms by which Ernst & Young has performed audit services for the Company.

The following table sets forth the aggregate fees agreed to by the Company for the annual and statutory audits for the fiscal years ended December 31, 2010 and 2009, and all other fees paid by the Company to Ernst & Young during 2010 and 2009:

	For the years ended December 31,
	2010 ($)	2009 ($)
	(in thousands)
Audit Fees	$236.0	$209.4
Audit-Related Fees	0.0	30.2
Tax Fees	0.0	0.0
All Other Fees	0.0	0.0
Totals	$236.0	$239.6
___________________

Audit Fees.  Audit fees for the financial years ended December 31, 2010 and 2009 were for professional services provided in connection with the audit of the Company’s annual consolidated financial statements, review of the Company’s quarterly consolidated financial statements, accounting matters directly related to the annual audits, and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees.  In the fiscal year ended December 31, 2009, the Company incurred audit related fees of $31,191. These fees were related to services associated with SEC registration statements, periodic reports (including Form 8-Ks for acquisitions) and other documents filed with the SEC or other documents issued in connection with security offerings (e.g., comfort letters, consents), and assistance in responding to SEC comment letters. Additionally these fees included consultations by the Company’s management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, FASB, or other regulatory standard setting bodies. There were no audit related fees for the fiscal year ended December 31, 2010.

Tax Fees.   There were no tax fees incurred in the last two fiscal years.

All Other Fees.  Ernst & Young LLP did not provide any services in the last two fiscal years, other than those described above.

All audit fees relating to the audit for the financial year ended December 31, 2010, were approved in advance, or were ratified, by the Audit Committee.  All audit and non-audit services to be provided by Ernst & Young LLP were, and will continue to be, pre-approved by the Audit Committee.

PART IV

ITEM 15.                      Exhibits, Financial Statement Schedules.

Exhibit Number	—	Exhibit Description	Incorporated by Reference
2.1		Form of Plan of Reorganization.	Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333-118024)

3.1		Restated Certificate of Incorporation of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.2		Amended and Restated By-Laws of the Registrant as currently in effect.	Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)

3.3		Certificate of Amendment of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.4		Certificate of Amendment of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on May 18, 2010.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)

4.1		Form of Common Stock Purchase Warrant Agreement	Exhibit A to the Registrant’s free writing prospectus filed with the Commission on March 17, 2010 (file no. 333-157269)

4.2		Form of Common Stock Purchase Warrant Agreement	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.1		Series A Stock Purchase Agreement by and among TearLab, Inc. and the Registrant dated as of November 30, 2006.
Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)  (Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.)

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

10.7		Amendment No. 3, dated July 7, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.8		Amendment No. 4, dated October 9, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.9		Terms of Business, dated February 5, 2007, between Invetech Pty Ltd. and TearLab, Inc.	Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.10
Amendment No. 5, dated June 29, 2007, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.11		Lease, dated October 17, 2005, between Penyork Properties III Inc. and the Registrant.	Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

Exhibit Number	—	Exhibit Description	Incorporated by Reference

10.12
Lease Amending Agreement, dated as of March 9, 2007, between the Registrant and 2600 Skymark Investments Inc., amending the Lease between Penyork Properties III Inc. and the Registrant dated October 17, 2005.
Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.13		2002 Stock Option Plan, as amended and restated on June 24, 2010.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 23, 2010 (file no. 000-51030)

10.14
Manufacturing and Development Agreement, dated October 25, 2007, between MiniFAB (Aust) Pty Ltd and TearLab, Inc.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.15		First Amendment to Series A Preferred Stock Purchase Agreement, dated October 29, 2007, between TearLab, Inc. and the Registrant	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2007 (file no. 000-51030)

10.16		Research Agreement, dated as of December 13, 2007, between * and TearLab, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)	Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.17
Stock Purchase Agreement, dated as of December 19, 2007, between the Registrant and Solx Acquisition, Inc.  (Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Commission upon request.)
Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

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
Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.19	#
Termination Agreement, dated as of December 19, 2007, between Doug P. Adams and the Registrant, terminating the Employment Agreement between the Registrant and Doug P. Adams dated as of September 1, 2006.
Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

Exhibit Number	—	Exhibit Description	Incorporated by Reference

10.20		Limited Guaranty, dated as of December 19, 2007, by Doug P. Adams for the benefit of the Registrant.	Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.21		Security Agreement, dated as of December 19, 2007, by Solx, Inc. in favor of the Registrant.	Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.22		Letter Agreement, dated December 20, 2007, between the Registrant and Solx Acquisition, Inc.	Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.23	#
Termination Agreement, dated as of January 4, 2008, between John Cornish and the Registrant, terminating the Employment Agreement between the Registrant and John Cornish dated as of April 1, 2005, as amended.
Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.24	#
Termination Agreement, dated as of January 4, 2008, between Julie Fotheringham and the Registrant, terminating the Employment Agreement between the Registrant and Julie Fotheringham dated September 1, 2004.
Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.25	#	Termination Agreement, dated as of January 4, 2008, between Stephen Parks and the Registrant, terminating the Employment Agreement between Stephen Parks and the Registrant dated as of October 4, 2005.	Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.26	#
Termination Agreement, dated as of January 8, 2008, between David C. Eldridge and the Registrant, terminating the Employment Agreement between the Registrant and Dr. David Eldridge dated November 9, 2004.
Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.27	#	Termination Agreement, dated as of January 31, 2008, between Nozhat Choudry and the Registrant, terminating the Employment Agreement between Nozhat Choudry and the Registrant, as amended.	Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.28	#	Termination Agreement, dated as of January 31, 2008, between Stephen Kilmer and the Registrant, terminating the Employment Agreement between the Registrant and Stephen Kilmer dated July 30, 2004.	Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

Exhibit Number	—	Exhibit Description	Incorporated by Reference

10.29		Loan Agreement, dated as of February 19, 2008, by and among the Registrant, the Lenders named therein and Marchant Securities Inc.	Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.30		Share Pledge Agreement, dated as of February 19, 2008, by the Registrant in favor of Marchant Securities Inc., as collateral agent.	Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.31	#	Employment Agreement, dated as of February 25, 2008, between the Registrant and William G. Dumencu.	Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.32	#	Termination Agreement, dated as of February 25, 2008, between Asahi Kasei Kuraray Medical Co., Ltd. and the registrant.	Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.33	#	Amending Agreement, dated as of March 3, 2008, between Nozhat Choudry and the Registrant, amending the Termination Agreement between Nozhat Choudry and the Registrant dated as of January 31, 2008.	Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.34	#	Amending Agreement, dated as of March 3, 2008, between John Cornish and the Registrant, amending the Termination Agreement between John Cornish and the Registrant dated as of January 4, 2008.	Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.35	#
Amending Agreement, dated as of March 3, 2008, between David C. Eldridge and the Registrant, amending the Termination Agreement between David C. Eldridge and the Registrant dated as of January 8, 2008.
Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.36	#
Amending Agreement, dated as of March 3, 2008, between Julie Fotheringham and the Registrant, amending the Termination Agreement between Julie Fotheringham and the Registrant dated as of January 4, 2008.
Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.37	#	Amending Agreement, dated as of March 3, 2008, between Stephen Parks and the Registrant, amending the Termination Agreement between Stephen Parks and the Registrant dated as of January 4, 2008.	Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

Exhibit Number	—	Exhibit Description	Incorporated by Reference

10.38
Agreement and Plan of Merger and Reorganization, dated April 22, 2008, by and among the Registrant, OcuSense Acquireco, Inc. and TearLab, Inc. (formerly known as OcuSense, Inc.) (Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.)
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
Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2008 (file no. 000-51030)

10.58		Loan Agreement, dated as of August 13, 2008, by and among OccuLogix, Inc. and TearLab, Inc. (formerly known as OcuSense, Inc.)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 15, 2008 (file no. 000-51030)

10.59		Second Amending Agreement, dated as of October 6, 2008, by and among OccuLogix, Inc., OcuSense Acquireco, Inc. and TearLab, Inc. (formerly known as OcuSense, Inc.)	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

Exhibit Number	—	Exhibit Description	Incorporated by Reference

10.60		Second Amending Agreement, dated as of October 1, 2008, by and among OccuLogix, Inc., Marchant Securities Inc. and the investors listed on the Schedule of Investors attached thereto as Exhibit A.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

10.61		Letter Agreement, dated January 8, 2010, amending the Capital Advisory Agreement with Greybrook Capital Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 11, 2010 (file no. 000-51030)

10.62		Placement Agency Agreement, dated as of March 14, 2010, by and between the Company and Rodman & Renshaw, LLC.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2010 (file no. 000-51030)

10.63		Securities Purchase Agreement, dated as of March 14, 2010, by and between the Company and certain investors.	Exhibit A to the Registrant’s free writing prospectus filed with the Commission on March 17, 2010 (file no. 333-157269)

10.64		Distribution Agreement, dated as of August 20, 2009, by and between the Company and Science with Vision, a Canadian corporation.	Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2010 (file no. 000-51030)

10.65		Capital Advisory Agreement with Greybrook Capital Inc., dated November 3, 2009	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2009 (file no. 000-51030)

10.66		Securities Purchase Agreement, dated as of July 15, 2009, by and between the Company and certain investors.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.67		Form of 12% Convertible Secured Note.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.68		Security Agreement, dated July 15, 2009, by and between the Company and certain investors.	Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.69		Form of Director and Affiliate Letter Agreement.	Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

14.1		Code of Business Conduct and Ethics of the Registrant	Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2005 (file no. 000-51030)

Exhibit Number	—	Exhibit Description	Incorporated by Reference

14.2		Complaint and Reporting Procedures of the Registrant.	Exhibit 14.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2005 (file no. 000-51030)

21.1		Subsidiaries of Registrant.	Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (filed on March 29, 2011)

23.1		Consent of Independent Registered Public Accounting Firm.	Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (filed on March 29, 2011)

24.1		Power of Attorney (included on signature page).	Included on signature page to original filing on March 26, 2010

31.1		CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2		CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1		CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.	Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (filed on March 29, 2011)

32.2		CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.	Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (filed on March 29, 2011)

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

Dated: April 28, 2011	TEARLAB CORPORATION
	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Dated: April 28, 2011	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer and
Chairman of Board of Directors

	Dated: April 28, 2011	By:	/s/ William G. Dumencu
William G. Dumencu
Chief Financial Officer and Treasurer

	Dated: April 28, 2011	By:	/s/ *
Anthony Altig
Director

	Dated: April 28, 2011	By:	/s/ *
Thomas N. Davidson, Jr.
Director

	Dated: April 28, 2011	By:	/s/ *
Adrienne L. Graves
Director

	Dated: April 28, 2011	By:	/s/ *
Richard L. Lindstrom, M.D.
Director

	Dated: April 28, 2011	By:	/s/ *
Donald Rindell
Director

	Dated: April 28, 2011	By:	/s/ *
Paul Karpecki
Director

	Dated: April 28, 2011	By:	/s/ *
Brock Wright
Director

*By:	/s/ Elias Vamvakas
Elias Vamvakas
Attorney-in-Fact