Form 10-Q
period 2011-03-31
TearLab Corp
filed 2011-05-12
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                     March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,939,300 as of May 5, 2011.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “hope,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “pursue,” “potential” and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

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

●	Our anticipated expansion of United Stated and international sales and operations;
●	Our ability to obtain and protect our intellectual property and proprietary rights;
●	Our efforts to obtain certain FDA approvals;
●	The results of our clinical trials;
●	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab™ Osmolarity System among eye care professionals;
●	Our anticipated sales to additional customers in the United States if a CLIA waiver categorization is obtained;
●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;
●	Use of cash, cash needs and ability to raise capital; and
●	Our ability to obtain reimbursement for patient testing with the TearLab™ System. [NOTE TO CLIENT: Fix alignment of the last bullet. For some reason I am unable to.]

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

Unless the context indicates or requires otherwise, in this Quarterly Report on Form 10-Q, references to the “Company” shall mean TearLab Corporation or TearLab Corp. and its subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated.

TearLab Corp.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TearLab Corp.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
($ 000’s)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,642	$2,726
Accounts receivable, net	301	312
Due from related parties	71	130
Inventory, net	585	555
Prepaid expenses	271	322
Other current assets	25	33
Total current assets	2,895	4,078

Fixed assets, net	155	126
Patents and trademarks, net	185	192
Intangible assets, net	6,835	7,139
Total assets	$10,070	$11,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$420	$353
Accrued liabilities	1,369	1,441
Due to stockholders	28	28
Deferred revenue	—	128
Obligations under warrants	—	39
Notes payable and accrued interest	1,876	1,669
Total current liabilities	3,693	3,658

Stockholders’ equity
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 40,000,000 authorized, 14,775,366 issued and outstanding at March 31, 2011 and December 31, 2010	15	15
Additional paid-in capital	386,755	386,588
Accumulated deficit	(380,393)	(378,726)
Total stockholders’ equity	6,377	7,877
Total liabilities and stockholders’ equity	$10,070	$11,535

See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)
($ 000’s)

	Three months ended
	March 31,
	2011	2010

Revenue	$824	$275
Cost of goods sold (excluding amortization of intangible assets)	412	189
Gross profit	412	86
Operating expenses
General and administrative	908	966
Clinical, regulatory and research & development	247	468
Sales and marketing	441	274
Amortization of intangible assets	304	304
Total operating expenses	1,900	2,012
Loss from operations	(1,488)	(1,926)
Other income (expense)
Interest income	2	1
Changes in fair value of warrant obligations	39	71
Interest expense	(52)	(52)
Amortization of deferred financing charges	(162)	(154)
Other income (loss)	(6)	(20)
Total other expense	(179)	(154)
Net loss	$(1,667)	$(2,080)
Weighted average shares outstanding - basic and diluted	14,775,366	12,053,262
Loss per share – basic and diluted	$(0.11)	$(0.17)

See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)
($ 000’s)

	Three months ended March 31,
	2011	2010

OPERATING ACTIVITIES
Net loss for the period	$(1,667)	$(2,080)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation and stock-based restructuring charges	168	207
Depreciation of fixed assets	20	17
Amortization of patents and trademarks	7	7
Amortization of intangible assets	304	304
Amortization of deferred financing charges, warrants and beneficial conversion values	162	154
Changes in fair value of warrant obligations	(39)	(71)
Non-cash interest accrued on convertible debt funding	52	52
Net change in non-cash working capital balances related to operations	(42)	218
Cash used in operating activities	(1,035)	(1,192)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(49)	(2)
Cash used in investing activities	(49)	(2)

FINANCING ACTIVITIES
Proceeds from issuance of shares in a private placement financing	—	3,000
Proceeds from issuance of shares and warrants in a registered direct financing	—	5,000
Costs of issuance of shares in private placement and registered direct financings	—	(46)
Cash provided by financing activities	—	7,954

Net (decrease) increase in cash and cash equivalents during the period	(1,084)	6,760
Cash and cash equivalents, beginning of period	2,726	106
Cash and cash equivalents, end of period	$1,642	$6,866

See accompanying notes to interim consolidated financial statements

TearLab Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars except as otherwise stated)
 (Unaudited)

1.	BASIS OF PRESENTATION

Nature of Operations

TearLab Corp. (formerly OccuLogix, Inc.) (“TearLab” or the “Company”), a Delaware corporation, is an ophthalmic device company that is commercializing a proprietary in vitro diagnostic tear testing platform, the TearLab® test for dry eye disease, or DED, which enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation. The Company currently operates in one segment.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Going concern uncertainty
The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.  However, the Company has sustained substantial losses of $6.7 million for the year ended December 31, 2010, and $1.7 million for the three months ended March 31, 2011.  The Company’s working capital deficit at March 31, 2011 is $0.8 million which represents a $1.2 million decrease in its working capital from $0.4 million at December 31, 2010.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.  Management believes the Company’s existing cash will be sufficient to cover its operating and other cash demands until approximately July 2011 if the Company’s convertible note holders do not convert their convertible notes and accrued interest to common shares of the Company in July 2011 and approximately the fourth quarter of 2011 if the Company’s convertible note holders do convert their convertible notes and accrued interest to common shares of the Company in July 2011.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  The Company has been seeking additional debt or equity financing to support its operations until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all. If the Company is unable to obtain additional financing, the Company would need to significantly curtail or reorient its operations during 2011, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to review its ability to stay in business.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

2.	SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2010. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to the impairment of long-lived and intangible assets and the value of stock options and warrants.

TearLab Corp.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, became effective for the Company on January 1, 2011and did not have a material impact on the Company’s financial statements.

3.	BALANCE SHEET DETAILS:

Accounts receivable

(in thousands)	March 31, 2011	December 31, 2010
Trade receivables	$320	$311
Allowance for doubtful accounts	(38)	(13)
Other receivables	19	14
	$301	$312

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.

(in thousands)	March 31, 2011	December 31, 2010
Finished goods	$701	$671
Inventory reserves	(116)	(116)
	$585	$555

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for.  In addition, the Company assesses the impact of changing technology and market conditions.

Prepaid Expenses

(in thousands)	March 31, 2011	December 31, 2010
Prepaid insurance	$87	$122
Prepaid financing costs	58	83
Prepaid regulatory fees	32	—
Deferred royalty costs	—	36
Other fees and services	94	81
	$271	$322

TearLab Corp.

Fixed Assets

(in thousands)	March 31, 2010	December 31, 2010
Furniture and office equipment	$47	$48
Computer equipment and software	154	151
Demo equipment	39	33
Rental equipment	29	—
Medical equipment	329	317
	598	549
Less accumulated depreciation	(443)	(423)
	$155	$126

Depreciation expense was $20,000 and $17,000 during the three months ended March 31, 2011 and 2010, respectively.

Patents and trademarks

(in thousands)	March 31, 2011	December 31, 2010
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(83)	(76)
	$185	$192

Amortization expense of patents and trademarks was $7,000 and $7,000 during the three months ended March 31, 2011 and 2010, respectively

Accrued liabilities

(in thousands)
	March 31,	December 31,
	2011	2010
Due to professionals	$198	$296
Due to employees and directors	360	332
Clinical trial accruals	174	174
Amounts due for provision of capital transaction advisory services	200	200
Accrued royalty payments	47	84
Corporate compliance	86	63
Product return reserve	37	73
Product warranties	62	51
Obligation to repay advances received	50	50
Other	155	118
	$1,369	$1,441

4.   INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. Amortization expense for the three months ended March 31, 2011 and 2010 was $304,000 and $304,000, respectively.

TearLab Corp.

Intangible assets subject to amortization consist of the following:

	March 31, 2011		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$5,337	$12,172	$5,033

Estimated amortization expense for the intangible assets for the balance of 2010 and each of the next four years and thereafter is as follows:

Amortization of intangible assets ($ 000’s)
Remainder of 2011	$911
2012	1,215
2013	1,215
2014	1,215
2015	1,215
Thereafter	1,064
$6,835

5.  RELATED PARTY TRANSACTIONS

TLC Vision

TLC Vision Corporation (“TLC”) held a 2.9% ownership interest in the Company, on an issued and outstanding basis, as of both March 31, 2011 and December 31, 2010.

TLC provided computer and administrative support to the Company in the three months ended March 31, 2010, for which the Company recorded an expense of $3,000. TLC did not provide these services to the Company in 2011. The balances due to TLC Vision Corporation were $28,000  at each of March 31, 2011 and December 31, 2010, respectively.

Other

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision, pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. Sales to this distributor for the three months ended March 31, 2011 and 2010 were $38,000 and $47,000, respectively, and the outstanding accounts receivable balances due at March 31, 2011 and December 31, 2010 were $29,000 and $33,000, respectively.  The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision.

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

On November 2, 2009, the Company, entered into a capital advisory agreement for a minimum of two years with Greybrook Capital Inc., or Greybrook, which was amended on January 8, 2010.  Pursuant to the terms of the agreement, as amended, Greybrook is entitled to elect to receive in consideration of its provision of capital advisory services to the Company, within 90 days of the agreement and again on November 2, 2010, compensation consisting of (i) $100,000 in cash or (ii) shares of the Company’s common stock equal to the quotient of (A) $100,000 and (B) $1.22, the closing consolidated bid price on the date of the original execution of the agreement.  The calculation of the number of shares to be issued under ii) of the amending agreement was 81,967 shares of the Company’s common stock for each of the two years of service for a cumulative total of 163,934 common shares. No shares were issued and no payments were made under this agreement at March 31, 2011 and the Company has accrued $200,000 and $200,000 as a liability to Greybrook as of March 31, 2011 and December 31, 2010, respectively. Subsequent to March 31, 2011, The Company issued 163,934 common shares to Grey brook to satisfy the outstanding liability. The Company’s chairman of the board of directors and chief executive officer, is a principal with, and holds a material financial interest in Greybrook.

TearLab Corp.

The Company currently has an employee who formerly served as a United States distributor of the Company’s products.  This employee is no longer in control of the distributor; however the employee continues to hold a material financial interest in the distributing company.  Sales to this distributor for the three months ended March 31, 2011 and 2010 were $9,000 and $8,000, respectively, and the outstanding accounts receivable balances at March 31, 2011 and December 31, 2010 were $42,000 and $98,000, respectively.

6.	CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

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

 In connection with the Financing, the Company will issue warrants with a life of five years to purchase 109,389 shares of common stock (the “Warrants”).  The exercise price of the Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The warrants will not be issued until the Notes are converted to common shares of the Company. The Company has recorded $163,000 representing the fair value of the warrants in additional paid-in capital which has been calculated using the Black-Scholes value model. The value of the warrant is being accreted over the two year term of the Notes and an amortization charge of $28,000 and $27,000 for the three months ended March 31, 2011 and 2010, respectively, is included in other income (expense).

TearLab Corp.

As the conversion price of the Notes reflected a price discounted from the fair market value of the Company’s common stock, there is a deemed beneficial conversion feature associated with the Financing. The Company has recorded $728,000 representing the value of the beneficial conversion feature at the date of the Financing in additional paid-in capital. The value of the beneficial conversion is being amortized over the two year term of the Notes with a charge of $126,000 and $120,000 for the three months ended March 31, 2011 and 2010, respectively, included in other income (expense).

The Company incurred $87,000 in legal and consulting expenses related to the Financing which was allocated to deferred finance charges for $43,000 and cost of equity for $44,000 in proportion to the allocation of the Financing amount between equity and liabilities.  The value of the deferred financing is being amortized over the two year term of the Notes and an expense of $8,000 and $8,000 for the three months ended March 31, 2011 and 2010, respectively, is included in other income (expense).

Richard Lindstrom, M.D. and Tom Davidson, both of whom are or were directors of the Company at the time of this agreement, invested $100,000 each in the Financing.  Greybrook Corporation, an entity controlled by Elias Vamvakas, Chairman and Interim CEO of the Company, or members of his family, invested $310,000 in the Financing.

Accrued interest of $356,000 and $303,000 at March 31, 2011 and December 31, 2010, respectively, is included in the convertible notes payable and accrued interest balance on our balance sheet.

7.     FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities in accordance with authoritative guidance which requires fair value measurements be classified and disclosed in one of the following three categories:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

●	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

●	Level 3: Unobservable inputs are used when little or no market data is available.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2011.

At March 31, 2011, the Company has a liability for warrants to purchase 131,497 shares of common stock at an exercise price of $46.25 per share that are valued at $0, as well as a liability for warrants to purchase 621,118 shares of common stock at an exercise price of $4.00 per share that are valued at $0 (Note 9).  Both liabilities are classified as level 3 fair value measurements.

TearLab Corp.

The following table provides a reconciliation for all liabilities measured at fair value using significant unobservable inputs (level 3) for the three months ended March 31, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2011	$39
Change in fair value of warrant liability included in other (income) / expense	(39)
Balance of warrant liability at March 31, 2011	$—

8.	CAPITAL STOCK

(a)  Authorized share capital

The total number of authorized shares of common stock of the Company is 40,000,000.  Each share of common stock has a par value of $0.001 per share.  The total number of authorized shares of preferred stock of the Company is 10,000,000.  Each share of preferred stock has a par value of $0.001 per share.

 (b)  Common stock

On February 11, 2009, the Company filed with the Securities and Exchange Commission (“SEC”), a prospectus as part of a registration statement on Form S-3 using a “shelf” registration process.  Under the shelf process, the Company may from time to time offer or sell any combination of common stock, preferred stock, debt securities, depository shares or warrants in one or more offering up to a total dollar value of $30,000,000.  The registered direct financing which closed on March 18, 2010 was effected under this “shelf” registration.

On January 11, 2010, the Company sold 1,886,291 shares of its common stock for an aggregate of approximately $1,744,000. The Company also received commitments to purchase an additional 1,358,475 shares of its common stock for an aggregate of approximately $1,256,000 subject to obtaining stockholder approval which was received on March 3, 2010. The additional shares were issued on March 19, 2010. Related to this equity issuance transaction, the Company issued 101,548 shares to Marchant, a related party, for its placement services (Note 5)and incurred cash issuance costs of $260,000.

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

On April 14, 2011 pursuant to the capital advisory agreement (Note 5), as amended, the Company issued 163,934 shares of common stock to Greybrook. Elias Vamvakas, Chairman of the Company’s board of directors and acting Chief Executive Officer, is a principal with, and holds a material financial interest in, Greybrook.

(c)  Stock Option Plan

The Company has a stock option plan, the 2002 Stock Option Plan (the “Stock Option Plan”), which was most recently amended on June 24, 2010 in order to increase the shares reserved under the Stock Option Plan by 800,000.  Under the Stock Option Plan, up to 3,200,000 options are available for grant to employees, directors and consultants.  Options granted under the Stock Option Plan may be either incentive stock options or non-statutory stock options.  Under the terms of the Stock Option Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant.  No option granted to a holder of more than 10% of the Company’s common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

TearLab Corp.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s consolidated statements of operations (in thousands):

	Three months ended March 31,
	2011	2010
General and administrative	$85	$141
Clinical, regulatory and research and development	42	48
Sales and marketing	41	18
Stock-based compensation expense before income taxes	$168	$207

(d)  Warrants

On February 6, 2007, pursuant to the 2007 Securities Purchase Agreement between the Company and certain institutional investors, the Company issued warrants to these investors (“2007 Warrants”).  The 2007 Warrants are five-year warrants exercisable immediately into an aggregate of 127,050 shares of the Company’s common stock at $46.25 per common share.  On February 6, 2007, the Company also issued a warrant, (“the Cowen Warrant”) to Cowen and Company, LLC in partial payment of the placement fee for the services it had rendered as the placement agent in connection with the private placement of the shares and the 2007 Warrants pursuant to the 2007 Securities Purchase Agreement.  The Cowen Warrant is a five-year warrant exercisable into an aggregate of 4,447 shares of the Company’s common stock.  The per share exercise price of the Cowen Warrant is $46.25, and the Cowen Warrant became exercisable on August 6, 2007.

The Company accounts for the 2007 Warrants and the Cowen Warrant in accordance with accounting guidance which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings unless specific hedge accounting criteria are met.  Based on guidance applicable to derivatives, the Company determined that the 2007 Warrants and the Cowen Warrant do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2007 Warrants and the Cowen Warrant as current liabilities at March 31, 2011 and December 31, 2010.

The estimated fair value of the 2007 Warrants and the Cowen Warrant at March 31, 2011 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	44%
Expected life of Warrants	0.83 years
Risk-free interest rate	0.26%
Dividend yield	0%

The Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the 2007 Warrants and the Cowen Warrant as of March 31, 2011 and determined the aggregate fair value to be $0, as compared to $1,000 as of December 31, 2010. This decrease of $1,000 was recorded as a gain in other income (expense) in the consolidated statement of operations for the three months ended March 31, 2011.

TearLab Corp.

            On March 18, 2010, the Company closed a registered direct financing in which it sold approximately 1,552,796 shares of its common stock and warrants ( “2010 Warrants”) to purchase 621,118 shares of its common stock for gross proceeds of approximately $5,000,000.  The investors agreed to purchase the shares and warrants for $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The exercise price of the 2010 Warrants is $4.00 per share. The 2010 Warrants are exercisable through September 18, 2011.

The Company accounts for the 2010 Warrants in accordance with applicable guidance to derivatives. The Company determined that the 2010 Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2010 Warrants as current liabilities at March 31, 2011 and December 31, 2010.

The estimated fair value of the Warrants at March 31, 2011 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	32%
Expected life of Warrants	0.50 years
Risk-free interest rate	0.17%
Dividend yield	0%

The Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the obligations under warranty, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the 2010 Warrants as of March 31, 2011 and determined the aggregate fair value to be $0, with a decrease of approximately $38,000 over the measurement of the aggregate fair value of the 2010 Warrants on December 31, 2010. This decrease was recorded as a gain in other income (expense) in the consolidated statement of operations for the three months ended March 31, 2011.

The following table provides activity for the Warrants outstanding through March 31, 2011 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2010	753	$11.38
Granted	—	—
Forfeited	—	—
Outstanding, March 31, 2011	753	$11.38

In connection with the Financing which the Company was engaged in July and August 2009, the Company will issue 109,389 warrants (“Financing Warrants”) with a life of five years to purchase 109,389 shares of common stock if the aggregate principal amount of the notes issued in the Financing are converted to common shares of the Company.  The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The warrants will not be issued until the convertible secured notes are converted to common shares of the Company and will be exerciseable upon issuance. The Company has recorded $163,000 representing the fair value of the Financing Warrants at the issuance date which has been calculated using the Black-Scholes value model. The value of the Financing Warrants is being amortized over the two year term of the convertible secured debt and a charge of $28,000 and $27,000 is included in other income (expense) for the three months ended March 31, 2011 and 2010, respectively.

9.   COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2011 and 2010, comprehensive loss was equal to net loss for each period.

10.	NET LOSS PER SHARE

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

TearLab Corp.

The following table is a summary of the potentially dilutive securities that were excluded from the calculation of diluted loss per share as the effect is anti-dilutive (in thousands):

	as of March 31,
	2011	2010
Stock options	3,615	3,395
Shares reserved for issuance on convertible debt obligations	1,327	1,327
Warrants	753	732
Warrants to be issued on conversion of debt obligations	109	—
Total	5,804	5,454

11.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Three months ended March 31, ($ 000’s)
	2011	2010
Accounts receivable, net	$11	$(36)
Due from related parties	59	—
Inventory	(30)	(48)
Prepaid expenses	51	75
Other current assets	—	1
Other non-current assets	—	42
Accounts payable	67	240
Accrued liabilities	(72)	(42)
Deferred revenue	(128)	(4)
Due to stockholders	—	(10)
	$(42)	$218

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Three months ended March 31, ($000’s)
	2011	2010
Non-cash investing activities
Warrant issued in Registered Direct financing	$—	$737
Common stock issued to Marchant Securities Inc. for services provided in the equity issuance transaction.	—	155
Equity issuance costs accrued at March 31, 2010	—	707

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, included in Item 1 of this Report.  Unless otherwise specified, all dollar amounts are U.S. dollars.

TearLab Corp.

Overview

We are an in vitro diagnostic company that has developed a proprietary tear testing platform, the TearLab® Osmolarity System.  The TearLab test measures tear film osmolarity for diagnosis of Dry Eye Disease, or DED.  Tear osmolarity is a quantitative and highly specific biomarker that has been shown to correlate with DED.  The TearLab test enables the rapid measurement of tear osmolarity in a doctor’s office.  We refer to the results of our TearLab testing platform as our Point-of-Care business division in the discussion of our operating results below.  Commercializing our Point-of-Care tear testing platform is now the focus of our business.

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

On May 19, 2009, we announced that we received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA.  The 510(k) clearance allows us to market the TearLab Osmolarity System to those reference and physician operated laboratories with CLIA certifications allowing them to perform moderate and high complexity tests.  Considering that most of our target customers currently are eye care practitioners without such certifications, we intend to seek a CLIA waiver from the FDA for the TearLab Osmolarity System as well as assisting our customers in obtaining their moderate complexity CLIA certification or providing them with support from certified professionals.  A CLIA waiver would greatly reduce the regulatory compliance for our future customers.  Until we receive the CLIA Waiver Certification, doctors using the TearLab Osmolarity System must be certified under the moderate complexity CLIA certification.

On March 4, 2011, the Company announced that it was in receipt of a communication from the FDA indicating that the data submitted by the Company was not sufficient to gain approval of its CLIA Waiver categorization application for the TearLab® Osmolarity System. The Company is reviewing the comments made by the FDA and developing the necessary responses or strategies required to continue to pursue the CLIA waiver. The Company will also continue to pursue it strategy to assist its customers in obtaining moderate complexity CLIA certificates.

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

On October 19, 2010 we announced that a unique new Current Procedural Terminology, or CPT code that will apply to the TearLab Osmolarity test has now been be published by the American Medical Association. The new code will become effective January 1, 2011. The new CPT code for the TearLab Osmolarity test is: 83861; Microfluidic analysis utilizing an integrated collection and analysis device, tear osmolarity (For microfluidic tear osmolarity of both eyes, report 83861 twice).  This code falls under the Chemistry sub-section of the Pathology and Laboratory section of the CPT Codebook and will be listed under the 2010 Clinical Laboratory Fee Schedule by the Centers for Medicare and Medicaid Services (CMS).  Reimbursement by CMS has been set at $24.01 per eye and will only be available for offices that have a Moderate Complex CLIA certificate until TearLab receives a CLIA Waiver categorization from the FDA.  Under the 2011 Clinical Laboratory Fee Schedule listed by CMS the reimbursement rate was reduced to $23.58 and was applicable to a majority of states in the United States.

Our success is highly dependent on our ability to increase sales of our testing platform in European and other countries recognizing the CE mark, in Canada where we have a Medical Device License and on our receipt of a CLIA waiver which will enable us to begin full commercialization efforts in the United States.  Meeting these objectives requires that we have sufficient capital to fund our operations.  Our working capital deficit of $800,000 as of March 31, 2011 is insufficient to fund our planned operations and our ability to  generate increased revenues is uncertain. If our revenues do not increase sufficiently to meet operational needs we would be required to raise additional capital to fund our operations. We have sufficient cash to fund our operations at current levels through approximately July 2011 if our convertible note holders do not convert their convertible notes and accrued interest to common shares of the Company in July 2011 and only until the fourth quarter of 2011 if our convertible note holders do convert their convertible notes and accrued interest to common shares of the Company in July 2011. We continue to actively evaluate and pursue various financing possibilities at this time.

TearLab Corp.

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended March 31, (in thousands)
	2011	2010	Change

TearLab revenue	$824	$275	$549

TearLab – cost of sales	412	189	223

TearLab gross profit	$412	$86	$326

Gross profit percentage	50%	31%

Revenues

TearLab Revenue

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

TearLab revenue increased by $549,000 or 200% for the three months ended March 31, 2011 as compared to the prior year quarter due to a higher level of North American sales volume at higher average sales prices over the prior year period.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended March 31, 2011 increased by $223,000 or 118% over the prior year fiscal period due to higher sales volumes in Europe, North America, and Asia, reflecting continued expansion of our business into North America and other global territories.

TearLab Gross Margin

TearLab gross margin for the three months ended March 31, 2011 increased by $326,000 or 379% compared to the prior year fiscal period due to higher sales volumes in Europe, North America, and Asia, reflecting continued expansion of our business into North America and other global territories

TearLab Corp.

Operating Expenses

	Three months ended March 31, (in thousands)
	2011	2010	Change

General and administrative	$908	$966	$(58)
Clinical, regulatory and research and development	247	468	(221)
Sales and marketing	441	274	167
Amortization of intangible assets	304	304	―
Operating expenses	$1,900	$2,012	$(112)

General and Administrative Expenses

General and administrative expenses decreased by $58,000 or 6% during the three months ended March 31, 2011, as compared with the corresponding period in 2010, primarily due to a $96,000 decrease in executive management bonus accruals and non-cash stock option and director fee expenses, offset by an $34,000 increase in public company expenses.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses decreased by $221,000 or 47% during the three months ended March 31, 2011, as compared with the corresponding prior year period.  The decrease was due to a $135,000 decrease in employee related costs as compared to the prior year, which included executive bonus accruals for management.  Additionally, the Company experienced an $87,000 decrease in costs related its CLIA waiver submission and clinical trial activities.

Sales and Marketing Expense

Sales and marketing expenses increased by $167,000 or 61% during the three months ended March 31, 2011, as compared with the comparable period in fiscal 2010. The increase is due to $141,000 in sales and business development costs that were not present in the prior year.  Additionally there were increases in marketing and travel expense of $45,000 and $5,000, respectively, reflecting additional marketing production and trade show activity over the prior year period. The additional costs were offset by a $25,000 decrease in employee related costs over the prior year, which included an executive bonus accrual for management.

The cornerstone of our sales and marketing strategy to date has been to increase awareness of our products among eye care professionals and, in particular, the key opinion leaders in the eye care professions. We assist key opinion leaders in performing clinical trials to generate increased data to provide an increased understanding in the use of the TearLab Osmolarity System for diagnostic, treatment and monitoring of patients.  Presently we are primarily focused on commercialization in North America and are working with our customers to assist them in receiving their moderate complexity CLIA certifications. We will continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals.

Amortization of Intangible Assets

Amortization expense of intangible assets was unchanged for the three months ended March 31, 2011 and 2010, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

TearLab Corp.

Other Income (Expense)

	Three Months Ended March 31, (in thousands)
	2011	2010	Change

Interest income	$2	$1	$1
Changes in fair value of warrant obligations	39	71	(32)
Interest expense	(52)	(52)	―
Amortization of deferred financing charges	(162)	(154)	(8)
Other	(6)	(20)	14

Other income (expense)	$(179)	$(154)	$(25)

Interest Income

Interest income consists of interest earned as a result of the Company’s cash position following the raising of capital.  The increase in interest income in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 is indicative of the Company earning interest from higher cash balances than in the prior year.

Changes in Fair Value of Warrants Obligations

The Company has a total of 752,615 warrants subject to fair value re-measurement. The decrease of $39,000 in the fair value of warrant obligations is recorded as a gain in other income for the three months ended March 31, 2011. In the three months ended March 31, 2010, a gain of $71,000 was reported.

Interest Expense

Interest expense of $52,000 has been recorded in each of the three month periods ended March 31, 2011 and 2010, arising from the notes payable issued in the third quarter of 2009.

Amortization of Deferred Financing Charges

As a result of the financing that the Company completed in July and August 2009, or the Financing, and which resulted in the purchase of $1.75 million in convertible secured notes by the investors, or the Notes, investors were in a position to convert the Notes at a conversion price of $1.3186 per share at a time when the common shares of the Company were trading at $1.75 (July 15th) and $1.70 (August 31st) providing them with a beneficial conversion feature. The Company has valued this feature as $728,000 and the amortization of this amount is expensed over the two year life of the Notes. This amortization expense was $126,000 and $120,000 for the three months ended March 31, 2011 and 2010, respectively.

Investors in the Financing will receive warrants at an exercise price of $1.60 upon conversion of the Notes. The Company has valued these warrants using the Black-Scholes value model at a value of $163,000. The amortization of this amount is recorded over the two year life of the Notes and amounted to $28,000 and $27,000 for the three months ended March 31, 2011 and 2010, respectively.

Issuance costs of the Financing totaled $87,000 and have been allocated to cost of equity and to deferred finance charges. The amortization of the deferred finance charges is recorded over the two year life of the Notes and amounted to $8,000 and $8,000 for the three months ended March 31, 2011 and 2010, respectively.

Other

Other income for the three months ended March 31, 2011 and 2010 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

TearLab Corp.

Liquidity and Capital Resources
(in thousands)
	March 31,	December 31,
	2011	2010	Change

Cash and cash equivalents	$1,642	$2,726	$(1,084)
Percentage of total assets	16%	24%

Working capital	$(798)	$420	$(1,218)

Financial Condition

Management believes that we have sufficient cash to fund our operations at current levels through approximately July 2011 if our convertible note holders do not convert their convertible notes and accrued interest to common shares of the Company in July 2011 and only until the fourth quarter of 2011 if our convertible note holders do convert their convertible notes and accrued interest to common shares of the Company in July 2011.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties.  Actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements will depend on many factors, including but not limited to:

●	the cost and results, and the rate of progress, of the clinical trials of the TearLab Osmolarity System that will be required to support TearLab’s application to obtain a CLIA waiver from the FDA;
●	TearLab’s ability to obtain a CLIA waiver from the FDA for the TearLab Osmolarity System and the timing of such approval, if any;
●	whether government and third-party payers agree to reimburse the TearLab Osmolarity System;
●	whether eye care professionals engage in the process of obtaining their moderate complex CLIA certification;
●	the costs and timing of building the infrastructure to market and sell the TearLab® Osmolarity System;
●	the cost and results of continuing development of the TearLab Osmolarity System;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the effect of competing technological and market developments.

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

We will need additional capital in approximately July 2011 if our convertible note holders do not convert their convertible notes and accrued interest to common shares of the Company in July 2011 and approximately the fourth quarter of 2011 if our convertible note holders do convert their convertible notes and accrued interest to common shares of the Company in July 2011 and our prospects for obtaining that capital are uncertain. Additional capital may not be available on terms favorable to us, or at all.  In addition, future financings could result in significant dilution of existing stockholders.  However, unless we succeed in raising additional capital, we anticipate that we will be unable to continue our operations beyond approximately July 2011 if our convertible note holders do not convert their convertible notes and accrued interest to common shares of the Company in July 2011 and approximately the fourth quarter of 2011 if our convertible note holders do convert their convertible notes and accrued interest to common shares of the Company in July 2011.

TearLab Corp.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents and cash generated from increased revenues, will be sufficient to sustain our operations until approximately July 2011 if our convertible note holders do not convert their convertible notes and accrued interest to common shares of the Company in July 2011 and approximately the fourth quarter of 2011 if our convertible note holders do convert their convertible notes and accrued interest to common shares of the Company in July 2011.   We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable and, to a lesser degree, interest income on our cash and investment balances.  Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks.  In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

	Three months ended March 31, (in thousands)
	2011	2010	Change

Cash used in operating activities	$(1,035)	$(1,192)	$157
Cash used in investing activities	(49)	(2)	(47)
Cash provided by financing activities	―	7,954	(7,954)

Net (decrease) in cash and cash equivalents during the period	$(1,084)	$6,760	$(7,844)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the three months ended March 31, 2011 was $1,035,000.  Net loss during the three month period was $1,667,000. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation, amortization of prepaid or deferred finance charges, accretion of warrant and beneficial conversion values and accrued interest from the convertible secured note financing in the aggregate total of $713,000. Offsetting additional non-cash amounts which comprise a portion of the net loss during that period include changes in the fair value of warrant obligations $39,000.

The net change in non-cash working capital balances related to operations for the three months ended March 31, 2011 and 2010 consists of the following:

Cash provided (used)	Three months ended March 31, (in thousands)
	2011	2010
Amounts receivable, net	$11	$(36)
Due from related parties	59	―
Inventory	(30)	(48)
Prepaid expenses	51	75
Other current assets	―	1
Other non-current assets	―	42
Accounts payable	67	240
Accrued liabilities	(72)	(42)
Deferred revenue	(128)	(4)
Due to stockholders	―	(10)
	$(42)	$218

TearLab Corp.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $49,000. Cash used in investing activities during the period consists of cash in the amount of $49,000 used to acquire fixed assets.

Net cash used in investing activities for the three months ended March 31, 2010 was $2,000. Cash used in investing activities during the period consisted of cash in the amount of $2,000 used to acquire fixed assets.

Cash Provided by Financing Activities

During the three months ended March 31, 2010, the Company issued common stock in a private placement funding for $3,000,000 and in a registered direct funding for $5,000,000, offset by cash costs of $46,000. During the first three months ended March 31, 2011, the Company did not have any fundraising activities.

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

There were no significant changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the three months ended March 30, 2011 included in Item 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Fluctuations and Exchange Risk

All of our sales are in U.S. dollars, while a minor portion of our expenses are in Canadian dollars and Australian dollars.  We cannot predict any future trends in the exchange rate of the Canadian dollar or Australian dollar against the U.S. dollar.  Any strengthening of the Canadian dollar or Australian dollar in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in both Canadian dollars and Australian dollars to meet short term operational operating requirements.  Based on the balances in the Canadian dollar and Australian dollar denominated bank accounts at March 31, 2011, hypothetical increases of $0.01 in the value of the Canadian dollar and the Australian dollar in relation to the U.S. dollar would not have a material impact on our results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in investment grade securities or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the three months ended March 31, 2011 would reduce interest income by under $1,000.

TearLab Corp.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.
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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at March 31, 2011 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.
During the first quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 4, 2011, the Company announced that it was in receipt of a communication from the U.S. Food and Drug Administration, or the FDA indicating that the data submitted by the Company was not sufficient to gain approval of its CLIA Waiver categorization application for the TearLab Osmolarity System. The Company is reviewing the comments made by the FDA and developing the necessary responses or strategies required to continue to pursue the CLIA waiver.

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

TearLab Corp.

Our limited working capital and history of losses have resulted in our auditors expressing doubts as to whether we will be able to continue as a going concern.

 In the year ended December 31, 2010, and the three months ended March 31, 2011, we had prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have sustained substantial losses for each of the years ended December 31, 2005, 2006, 2007, 2008, 2009 and 2010 and also for the three months ended March 31, 2011. Our net working capital deficit at March 31, 2011 was $0.8 million which represents a $1.2 million decrease from our working capital balance of $0.4 million at December 31, 2010.  During the year ended December 31, 2010, the Company raised gross proceeds of $8.0 million in private placement and registered direct financings.    As a result of our history of losses and current financial condition, there is substantial doubt about our ability to continue as a going concern.

Included in the net working capital at March 31, 2011 is $1,876,000 in convertible notes payable and accrued interest which if not converted to common stock when it comes due for conversion in the third quarter of 2011 would utilize available cash resources. We believe that our cash and cash equivalents will be sufficient to meet our operating activities and other demands only until July 2011 if our convertible note holders do not convert their convertible notes and accrued interest to common shares of the Company in July 2011 and only until the fourth quarter of 2011 if our convertible note holders do convert their convertible notes and accrued interest to common shares of the Company in July 2011.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception.  As of March 31, 2011, we had an accumulated deficit of $380.4 million which includes a loss of $1.7 million for the three months ended March 31, 2011.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will receive CLIA waiver approval from the FDA for the TearLab Osmolarity® System or successfully commercialize it in the United States.  As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product candidate to obtain regulatory approval and any failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of March 31, 2011, our total indebtedness was approximately $3.7 million.  Included in our total indebtedness is $1.9 million of convertible notes payable and accrued interest which comes due in the third quarter of 2011 and if not converted into common shares of the Company could adversely impact our cash reserves needed to operate the business. Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of debt presents the following risks:

●
our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

TearLab Corp.

●
our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies; and

●
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

Since inception, we have funded our operations through debt and equity financings, including 2008 common stock and debt bridge financings, 2009 convertible secured debt financings and the 2010 private placement and registered direct common stock financings.  As of the date of this annual report on Form 10-Q, we estimate that our cash and cash equivalents will be sufficient to meet our operating activities and other demands only until July 2011 if our convertible note holders do not convert their convertible notes and accrued interest to common shares of the Company in July 2011 and only until the fourth quarter of 2011 if our convertible note holders do convert their convertible notes and accrued interest to common shares of the Company in July 2011. However, our prospects for obtaining additional financing are uncertain.  Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

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

●
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

●	We may not receive the CLIA waiver for the TearLab Osmolarity System from the FDA, in which case our ability to market the TearLab Osmolarity System in the United States will be impacted.

●
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

TearLab Corp.

●
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

●
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

While we received the 510(k) clearance that we were seeking, we will be subject to significant ongoing regulatory requirements, and if we fail to comply with these requirements, we could be subject to enforcement action by the FDA or state agencies, including:

●	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall or seizure of our product;

●	operating restrictions or partial suspension or total shutdown of production;

●	delay or refusal of our requests for 510(k) clearance or premarket approval of new products or of new intended uses or modifications to our existing product;

●	refusal to grant export approval for our products;

●	withdrawing 510(k) clearances or premarket approvals that have already been granted; and

●	criminal prosecution.

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

Demand for our products may change in ways we may not anticipate because of:

●	evolving customer needs;

●	the introduction of new products and technologies; and

●	evolving industry standards.

Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time, in which case our sales and operating results would suffer.  The success of our new product offerings will depend on several factors, including our ability to:

●	properly identify and anticipate customer needs;

●	commercialize new products in a cost-effective and timely manner;

●	manufacture and deliver products in sufficient volumes on time;

●	obtain and maintain regulatory approval for such new products;

●	differentiate our offerings from competitors’ offerings;

●	achieve positive clinical outcomes; and

●	provide adequate medical and/or consumer education relating to new products.

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

TearLab Corp.

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

TearLab Corp.

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

 The market prices for, and the trading volumes of, securities of medical device companies, such as ours, have been historically volatile.  The market has experienced, from time to time, significant price and volume fluctuations unrelated to the operating performance of particular companies.  The market price of our common shares may fluctuate significantly due to a variety of factors, including:

●	the results of pre-clinical testing and clinical trials by us, our collaborators and/or our competitors;

TearLab Corp.

●	technological innovations or new diagnostic products;

●	governmental regulations;

●	developments in patent or other proprietary rights;

●	litigation;

●	public concern regarding the safety of products developed by us or others;

●	comments by securities analysts;

●	the issuance of additional shares to obtain financing or for acquisitions;

●	general market conditions in our industry or in the economy as a whole; and

●	political instability, natural disasters, war and/or events of terrorism.

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

TearLab Corp.

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

Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock.  For example, an issuance of shares of preferred stock could:

●	adversely affect the voting power of the holders of our common stock;

●	make it more difficult for a third party to gain control of us;

●	discourage bids for our common stock at a premium;

●	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

●	otherwise adversely affect the market price or our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There has not been any default upon our senior securities.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

TearLab Corp.

ITEM 6.	EXHIBITS

2.1
Form of Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333-118024)).

3.1
Restated Certificate of Incorporation of Registrant, filed with the Secretary of State of the State of Delaware on October 7, 2008 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)).

3.2
Certificate of Amendment of Registrant, filed with the Secretary of State of the State of Delaware on October 7, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)).

3.3
Certificate of Amendment of Registrant, filed with the Secretary of State of the State of Delaware on May 18, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)).

3.4
Amended and Restated By-Laws of the Registrant as currently in effect (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)).

10.1	2002 Stock Option Plan, as amended and restated on June 24, 2010.

TearLab Corp.

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	CEO’s Certification of periodic financial reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO’s Certification of periodic financial reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TearLab Corp.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TearLab Corp.
(Registrant)

Date: May 12, 2011	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer