Form 10-Q
period 2011-06-30
TearLab Corp
filed 2011-08-12
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                                June 30, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,414,993 as of August 5, 2011.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," “hope,” "expects," "plans," "intends," "anticipates," "believes," "estimates," "projects," "predicts," “pursue,” "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

•	Our future strategy, structure, and business prospects;
•	The planned commercialization of our current product;
•	The size and growth of the potential markets for our product and technology;
•	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
•	Our anticipated expansion of United States and international sales and operations;
•	Our ability to obtain and protect our intellectual property and proprietary rights;
•	Our efforts to obtain certain FDA approvals;
•	The results of our clinical trials;
•	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;
•	Our anticipated sales to additional customers in the United States if a CLIA waiver categorization is obtained;
•	Our ability to obtain reimbursement for patient testing with the TearLab® System;
•	Our efforts to assist our customers in obtaining their moderate complexity CLIA certification or providing them with support from certified professionals;
•	Our efforts to obtain CLIA waiver;
•	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations; and
•	Use of cash, cash needs and ability to raise capital.

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

TearLab Corp.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

CONSOLIDATED BALANCE SHEET
(expressed in U.S. dollars)
($ 000’s)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,881	$2,726
Accounts receivable, net	238	312
Due from related parties	35	130
Inventory, net	994	555
Prepaid expenses	227	322
Other current assets	14	33
Total current assets	8,389	4,078

Fixed assets, net	165	126
Patents and trademarks, net	178	192
Intangible assets, net	6,532	7,139
Total assets	$15,264	$11,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$694	$353
Accrued liabilities	1,320	1,441
Due to stockholders	28	28
Deferred revenue	—	128
Obligations under warrants	5,518	39
Notes payable and accrued interest	—	1,669
Total current liabilities	7,560	3,658

Stockholders’ equity
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 65,000,000 authorized, 20,414,993 and 14,775,366 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	20	15
Additional paid-in capital	392,883	386,588
Accumulated deficit	(385,199)	(378,726)
Total stockholders’ equity	7,704	7,877
Total liabilities and stockholders’ equity	$15,264	$11,535

See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)
($ 000’s)

	Three months ended June 30,
	2011	2010

Revenue	$468	$ 418
Cost of goods sold (excluding amortization of intangible assets)	276	198
Gross profit	192	220
Operating expenses
General and administrative	939	1,025
Clinical, regulatory and research & development	228	297
Sales and marketing	433	346
Amortization of intangible assets	304	304
Total operating expenses	1,904	1,972
Loss from operations	(1,712)	(1,752)
Other income (expense)
Interest income	1	8
Changes in fair value of warrant obligations	(2,506)	403
Warrant issuance costs	(303)	—
Interest expense	(43)	(53)
Amortization of deferred financing charges	(241)	(139)
Other (loss)	(2)	(7)
Total other (expense) / income	(3,094)	212
Net loss	$(4,806)	$ (1,540)
Weighted average shares outstanding - basic and diluted	15,282,274	14,765,794
Loss per share – basic and diluted	$(0.31)	$ (0.10)

See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)
($ 000’s)
	Six months ended
	June 30,
	2011	2010

Revenue	$1,291	$693
Cost of goods sold (excluding amortization of intangible assets)	687	388
Gross profit	604	305
Operating expenses
General and administrative	1,848	1,990
Clinical, regulatory and research & development	475	765
Sales and marketing	874	621
Amortization of intangible assets	607	607
Total operating expenses	3,804	3,983
Loss from operations	(3,200)	(3,678)
Other income (expense)
Interest income	3	10
Changes in fair value of warrant obligations	(2,467)	473
Warrant issuance costs	(303)	—
Interest expense	(96)	(105)
Amortization of deferred financing charges	(403)	(293)
Other (loss)	(7)	(27)
Total other (expense) / income	(3,273)	58
Net loss	$(6,473)	$(3,620)
Weighted average shares outstanding - basic and diluted	15,030,220	13,417,021
Loss per share – basic and diluted	$(0.43)	$(0.27)

See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)
($ 000’s)
	Six months ended June 30,
	2011	2010

OPERATING ACTIVITIES
Net loss for the period	$(6,473)	$ (3,620)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation and stock-based restructuring charges	301	798
Depreciation of fixed assets	43	34
Amortization of patents and trademarks	14	14
Amortization of intangible assets	607	607
Amortization of deferred financing charges, warrants and beneficial conversion values	403	293
Changes in fair value of warrant obligations	2,467	(473)
Warrant issuance costs	303	—
Non-cash advisory fees paid in common shares	311	—
Non-cash interest accrued on convertible debt funding	96	105
Gain on disposal of fixed assets	—	(2)
Net change in non-cash working capital balances related to operations	(84)	(276)
Cash used in operating activities	(2,012)	(2,520)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(82)	(25)
Cash used in investing activities	(82)	(25)

FINANCING ACTIVITIES
Proceeds from issuance of shares and warrants in a private placement financing	7,000	3,000
Proceeds from issuance of shares and warrants in a registered direct financing	—	5,000
Costs of issuance of shares and warrants in private placement and registered direct financings	(751)	(807)
Cash provided by financing activities	6,249	7,193

Net increase in cash and cash equivalents during the period	4,155	4,648
Cash and cash equivalents, beginning of period	2,726	106
Cash and cash equivalents, end of period	$6,881	$ 4,754

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation. The Company currently operates as one segment.

The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, was adopted by the Company effective on January 1, 2011 and did not have a material impact on the Company’s financial statements.

TearLab Corp.

  3.   BALANCE SHEET DETAILS :

Accounts receivable

(in thousands)	June 30, 2011	December 31, 2010
Trade receivables	$305	$311
Allowance for doubtful accounts	(83)	(13)
Other receivables	16	14
	$238	$312

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis. Deferred cost of sales (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria.

(in thousands)	June 30, 2011	December 31, 2010
Finished goods	$1,111	$671
Inventory reserves	(117)	(116)
	$994	$555

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for.  In addition, the Company assesses the impact of changing technology and market conditions.

Prepaid Expenses

(in thousands)	June 30, 2011	December 31, 2010
Prepaid insurance	$61	$122
Prepaid advisory services costs	52	83
Prepaid regulatory fees	23	—
Deferred royalty costs	—	36
Other fees and services	91	81
	$227	$322

Fixed Assets

(in thousands)	June 30, 2011	December 31, 2010
Furniture and office equipment	$49	$48
Computer equipment and software	154	151
Demo equipment	40	33
Rental equipment	51	—
Medical equipment	335	317
	629	549
Less accumulated depreciation	(464)	(423)
	$165	$126

Depreciation expense was $43,000 and $34,000 during the six months ended June 30, 2011 and 2010, respectively, and $23,000 and $18,000 during the three months ended June 30, 2011 and 2010, respectively.

TearLab Corp.

Patents and trademarks

(in thousands)	June 30, 2011	December 31, 2010
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(90)	(76)
	$178	$192

Amortization expense of patents and trademarks was $14,000 and $14,000 during the six months ended June 30, 2011 and 2010, respectively, and $7,000 and $7,000 during the three months ended June 30, 2011 and 2010, respectively.

Accrued liabilities
(in thousands)
	June 30,	December 31,
	2011	2010
Due to professionals	$269	$296
Due to employees and directors	396	332
Corporate compliance	179	63
Clinical trial accruals	174	174
Amounts due for provision of capital transaction advisory services……………….	—	200
Accrued royalty payments	43	84
Product return reserve	19	73
Product warranties	65	51
Obligation to repay advances received	50	50
Other	125	118
	$1,320	$1,441

4.   INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. Amortization expense for the three and six months ended June 30, 2011 and 2010 was $304,000, $304,000, $607,000 and $607,000, respectively.

Intangible assets subject to amortization consist of the following:

	June 30, 2011		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$5,640	$12,172	$5,033

The estimated amortization expense for the intangible assets for the remainder of 2011 and each of the next four years and thereafter is as follows:

Amortization of intangible assets ($ 000’s)
Remainder of 2011	$608
2012	1,215
2013	1,215
2014	1,215
2015	1,215
Thereafter	1,064
$6,532

TearLab Corp.

5.   RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision, pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. Sales to this distributor for the three and six months ended June 30, 2011 and 2010 were $24,000, $0, $62,000 and $47,000, respectively, and the outstanding accounts receivable balances due at June 30, 2011 and December 31, 2010 were $24,000 and $33,000, respectively.  The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision.

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

On November 2, 2009, the Company, entered into a capital advisory agreement for a minimum of two years with Greybrook Capital Inc., or Greybrook, which was amended on January 8, 2010.  Pursuant to the terms of the agreement, as amended, Greybrook received a cumulative total of 163,934 common shares. On April 14, 2011 the Company issued 163,934 common shares to Greybrook to satisfy the outstanding liability related to both years. The Company’s chairman of the board of directors and chief executive officer, is a principal with, and holds a material financial interest in Greybrook.

The Company currently has an employee who formerly served as a United States distributor of the Company’s products.  This employee is no longer in control of the distributor; however the employee continues to hold a material financial interest in the distributing company.  Sales to this distributor for the three and six months ended June 30, 2011 and 2010 were $0 and $36,000, and $9,000 and $44,000, respectively, and the outstanding accounts receivable balances at June 30, 2011 and December 31, 2010 were $22,000 and $98,000, respectively.

6.   CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

In July 2009, the Company entered into an agreement with certain investors whereby the investors agreed to provide financing (the “Financing”) to the Company through the purchase of convertible secured notes (“the Notes”), in the aggregate amount of $1.55 million.  On August 31, 2009, an additional $200,000 of financing was received by the Company to bring the aggregate total funding received to $1.75 million. The Notes evidencing the Financing, were to mature on the second anniversary of their issuance (“the Maturity Date”), bearing interest at a rate of 12% per annum and were convertible into shares of the Company’s common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to the Maturity Date.  The conversion price of the Notes (the “Discount Price”) was $1.3186 determined on August 31, 2009 and represented 80% of the volume weighted average price on the NASDAQ stock market for the ten trading days prior to August 31, 2009.  The Notes were secured by substantially all of the assets of the Company.

TearLab Corp.

On June 13, 2011, upon the request of holders of 51% or more of the outstanding principal amount of the Notes, the Company issued 1,629,539 shares of its common stock in consideration of the conversion and retirement of the Company’s outstanding Financing obligations in the aggregate amount of $2,149,000, with associated issuance costs of $41,000 (the Conversion). In connection with the Conversion, the Company issued warrants with a life of five years to purchase 109,375 shares of common stock (the “Warrants”).  The exercise price of the Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The fair value of the warrants totaling $163,000, calculated using the Black-Scholes value model, was initially recorded at the Financing date in additional paid-in capital and accreted over the term of the Notes through the conversion date. The company recorded amortization charges of $42,000 and $70,000 and $24,000 and $51,000 for the three and six months ended June 30, 2011 and 2010, respectively, included in other income (expense).

As the conversion price of the Notes reflected a price discounted from the fair market value of the Company’s common stock, there was a deemed beneficial conversion feature associated with the Financing. The Company recorded $728,000 representing the value of the beneficial conversion feature at the date of the Financing in additional paid-in capital. The value of the beneficial conversion was being amortized over the term of the Notes through the conversion date with charges of $188,000 and $314,000, and $108,000 and $228,000 for the three and six months ended June 30, 2011 and 2010, respectively, included in other income (expense).

The Company incurred $87,000 in legal and consulting expenses related to the Financing which was allocated to deferred finance charges for $43,000 and cost of equity for $44,000 in proportion to the allocation of the Financing amount between equity and liabilities.  The value of the deferred charges was amortized over the term of the Notes through the conversion date and expenses of $11,000 and $19,000, and $6,000 and $14,000 for the three and six months ended June 30, 2011 and 2010, respectively, are included in other income (expense).

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2011.

At June 30, 2011, the Company has a liability for warrants to purchase 131,497 shares of common stock at an exercise price of $46.25 per share that are valued at $0, a liability for warrants to purchase 621,118 shares of common stock at an exercise price of $4.00 per share that are valued at $0, as well as a liability for warrants to purchase 3,846,154 shares of common stock at an exercise price of $1.86 per share valued at $5,518,000 (Note 8).  All warrant liabilities are classified as Level 3 fair value measurements.

The following table provides a reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (in thousands):

TearLab Corp.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2011	$39
Change in fair value of warrant liability included in other (income) / expense	2,467
Issuances of warrants	3,012
Balance of warrant liability at June 30, 2011	$5,518

8.  CAPITAL STOCK

(a)  Authorized share capital

The total number of authorized shares of common stock of the Company is 65,000,000.  Each share of common stock has a par value of $0.001 per share.  The total number of authorized shares of preferred stock of the Company is 10,000,000.  Each share of preferred stock has a par value of $0.001 per share.

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

On January 11, 2010, the Company sold 1,886,291 shares of its common stock for an aggregate of approximately $1,744,000. The Company also received commitments to purchase an additional 1,358,475 shares of its common stock for an aggregate of approximately $1,256,000 subject to obtaining stockholder approval which was received on March 3, 2010. The additional shares were issued on March 19, 2010. Related to this equity issuance transaction, the Company issued 101,548 shares to Marchant, a related party, for its placement services (Note 5) and incurred  issuance costs of $260,000.

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

On April 14, 2011 pursuant to the capital advisory agreement (Note 5), as amended, the Company issued 163,934 shares of common stock to Greybrook. Elias Vamvakas, Chairman of the Company's board of directors and acting Chief Executive Officer, is a principal with, and holds a material financial interest in, Greybrook.

On June 13, 2011, the Company issued 1,629,539 shares of its common stock as well as warrants (“Financing Warrants”) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations in the aggregate amount of $2,149,000 with associated costs of $41,000.  The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000 were issued, with associated costs of $703,000, of which $303,000 was related to warrants and $400,000 to common shares.  The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock).  The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016.

TearLab Corp.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
General and administrative	$89	$514	$174	$656
Clinical, regulatory and research and development	26	46	68	93
Sales and marketing	18	31	59	49
Stock-based compensation expense before income taxes	$133	$591	$301	$798

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

TearLab Corp.

The Company accounts for the 2007 Warrants and the Cowen Warrant in accordance with accounting guidance which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings unless specific hedge accounting criteria are met.  Based on guidance applicable to derivatives, the Company determined that the 2007 Warrants and the Cowen Warrant do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2007 Warrants and the Cowen Warrant as current liabilities at June 30, 2011 and December 31, 2010.

The estimated fair value of the 2007 Warrants and the Cowen Warrant at June 30, 2011 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	16%
Expected life of Warrants	0.58 years
Risk-free interest rate	0.12%
Dividend yield	0%

The Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the 2007 Warrants and the Cowen Warrant as of June 30, 2011 and determined the aggregate fair value to be $0, as compared to $1,000 as of December 31, 2010. This decrease of $1,000 was recorded as a gain in other income (expense) in the consolidated statement of operations for the six months ended June 30, 2011.

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

The Company accounts for the 2010 Warrants in accordance with applicable guidance to derivatives. The Company determined that the 2010 Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2010 Warrants as current liabilities at June 30, 2011 and December 31, 2010.

The estimated fair value of the Warrants at June 30, 2011 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	30%
Expected life of Warrants	0.25 years
Risk-free interest rate	0.03%
Dividend yield	0%

The Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the obligations under warranty, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the 2010 Warrants as of June 30, 2011 and determined the aggregate fair value to be $0, with a decrease of approximately $38,000 over the measurement of the aggregate fair value of the 2010 Warrants on December 31, 2010. This decrease was recorded as a gain in other income (expense) in the consolidated statement of operations for the six months ended June 30, 2011.

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants (“2011 Warrants”) to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000 were issued.  The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock).  The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016.

The Company accounts for the 2011 Warrants in accordance with applicable guidance to derivatives. The Company determined that the 2011 Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2011 Warrants as current liabilities at June 30, 2011.

The estimated fair value of the 2011 Warrants at June 30, 2011 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	101%
Expected life of Warrants	5.00 years
Risk-free interest rate	1.76%
Dividend yield	0%

TearLab Corp.

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the shares of common stock and warrants issued based on their relative fair values. This resulted in an allocation of $3,012,000 to warrant liability.

The Company is required to record the derivatives at fair value which results in an adjustment to the warrant liability, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the warrants on the issuance date to be $5,518,000, and recorded the increase to the warrant liability of $2,506,000 over the allocated proceeds through the corresponding charge to its consolidated statements of operations.

Transaction costs associated with the issuance of the warrants of $303,000 were immediately expensed as warrant issuance costs in the Company’s consolidated statements of operations for the three and six months ended June 30, 2011.

In connection with the conversion of the notes payable and accrued interest (see Note 6), the Company issued warrants with a life of five years to purchase 109,375 shares of common stock.  The exercise price of these warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The Company recorded $163,000 representing the fair value of the warrants at the date of financing in additional paid-in capital which was calculated using the Black-Scholes value model. The value of the warrants was accreted over the term of the Notes until their conversion in June 2011.

The following table provides activity for the Warrants outstanding through June 30, 2011 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2010	753	$11.38
Granted	3,955	1.85
Forfeited	—	—
Outstanding, June 30, 2011	4,708	$3.38

9.   COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2011 and 2010, comprehensive loss was equal to net loss for each period.

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

The following table is a summary of the potentially dilutive securities that were excluded from the calculation of diluted loss per share as the effect is anti-dilutive (in thousands):

	As of June 30,
	2011	2010
Stock options	3,717	3,528
Shares reserved for issuance on convertible debt obligations	—	1,327
Warrants	4,708	732
Warrants to be issued on conversion of debt obligations	—	109
Total	8,425	5,696

TearLab Corp.

11.   CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Six months ended June 30, ($ 000’s)
	2011	2010
Accounts receivable, net	$74	$(62)
Due from related parties	95	(51)
Inventory	(439)	(144)
Prepaid expenses	94	152
Other current assets	—	(5)
Other non-current assets	—	67
Accounts payable	341	(149)
Accrued liabilities	(121)	(60)
Deferred revenue	(128)	(17)
Due to stockholders	—	(7)
	$(84)	$(276)

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Six months ended June 30, ($ 000’s)
	2011	2010
Non-cash investing activities
Common stock issued in consideration of notes payable and accrued interest conversion	$2,149	—
Warrant issued in Registered Direct financing	3,012	$737
Common stock issued to Marchant Securities Inc. for services provided in the equity issuance transaction.	—	155
Accrued costs of fixed assets	(7)	(2)

12.   SUBSEQUENT EVENTS

On August 1, 2011, TearLab Corporation, or the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company.  The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately AUD $29.8 million (approx. $31.2 million at June 30, 2011) in test cards from MiniFAB through the end of 2015.  Each year, the Company must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met.  The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

TearLab Corp.

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

TearLab Corp.

Our success is highly dependent on our ability to increase sales of our testing platform in European and other countries recognizing the CE mark, in Canada where we have a Medical Device License and on our receipt of a CLIA waiver which will enable us to begin full commercialization efforts in the United States.  Meeting these objectives requires that we have sufficient capital to fund our operations.  Our working capital balance of $829,000 as of June 30, 2011 may be insufficient to fund our planned operations and our ability to generate increased revenues is uncertain. If our revenues do not increase sufficiently to meet operational needs we would be required to raise additional capital to fund our operations. Subsequent to the equity transactions in the second quarter of 2011 in which a gross aggregate of $7.0 million was raised, we have sufficient cash to fund our operations at current levels for at least the next 12 months.  In spite of having adequate funding at this time we continue to evaluate various financing possibilities.

Recent Developments

On June 13, 2011, the Company issued 1,629,539 shares of its common stock and warrants (“Financing Warrants”) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations in the aggregate amount of $2,149,000, with associated issuance costs of $41,000.  The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.

On June 30, 2011, the Company sold 3,846,154 shares of its common stock and warrants to purchase approximately 3,846,154 shares of its common stock for gross proceeds of approximately $7,000,000.  The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and a warrant to purchase one share of common stock).  The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time until June 30, 2016.

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended June 30, (in thousands)				Six Months Ended June 30, (in thousands)
	2011	2010	Change		2011	2010	Change
	$	$	$		$	$	$

TearLab revenue	468	418	50		1,291	693	598

TearLab – cost of sales	276	198	78		687	388	299

TearLab gross profit	192	220	(28)		604	305	299

Gross profit percentage	41%	53%	(56%	)	47%	44%	50%

Revenues

TearLab Revenue

TearLab revenue consists of sales of the TearLab® Osmolarity System, which is a hand-held tear film test for the measurement of tear osmolarity, a quantitative and highly specific biomarker that has shown to correlate with DED.

TearLab Corp.

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

TearLab revenue increased by $50,000 or 12% for the three months ended June 30, 2011 as compared to the prior year quarter due to a higher level of test card sales volume at higher average sales prices over the prior year period.

TearLab revenue increased by $598,000 or 86% for the six months ended June 30, 2011 as compared to the prior year period due to a higher level of North American sales volume at higher average sales prices and a non-recurring income item for international distribution rights that was not present in the prior year period.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended June 30, 2011 increased by $78,000 or 39% over the prior year fiscal period due to higher costs related to materials, freight, and promotional items as the Company continues its expansion into North America and other global territories.

For the six months ended June 30, 2011, TearLab costs of sales increased by $299,000 or 77% over the prior year fiscal period due to similar reasons indicated in the above.

TearLab Gross Margin

TearLab gross margin for the three months ended June 30, 2011 decreased by $28,000 or 13% compared to the prior year fiscal period due to higher costs related to materials, freight, and promotional items as the Company continues its expansion into North America and other global territories.

TearLab gross margin for the six months ended June 30, 2011 increased by $299,000 or 98% compared to the prior year fiscal period due to higher a higher level of North American sales volume at higher average sales prices and a non-recurring income item for international distribution rights that was not present in the prior year period.

Operating Expenses

	Three months ended June 30 (in thousands)			Six months ended June 30 (in thousands)
	2011	2010	Change	2011	2010	Change
	$	$	$	$	$	$
Amortization of intangible assets	304	304	―	607	607	―
General and administrative	939	1,025	(86)	1,848	1,990	(142)
Clinical, regulatory and research and development	228	297	(69)	475	765	(290)
Sales and marketing	433	346	87	874	621	253

Operating expenses	1,904	1,972	(68)	3,804	3,983	(179)

General and Administrative Expenses

For the three months ended June 30, 2011, general and administrative expenses decreased by $86,000 or 8%, as compared with the corresponding period in 2010, primarily due to a $250,000 decrease in executive management bonus accruals and non-cash stock option, advisory fee and director fee expenses, offset by a $55,000 increase in operational infrastructure expenses.

TearLab Corp.

For the six months ended June 30, 2011, general and administrative expenses decreased by $142,000 or 7%, as compared with the corresponding period in 2010, primarily due to a $324,000 decrease in executive management bonus accruals, advisory fees and non-cash stock option and director fee expenses, offset by a $68,000 increase in public company and operational infrastructure expenses.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses decreased by $69,000 or 23% during the three months ended June 30, 2011, as compared with the corresponding prior year period.  The decrease was due to a $36,000 decrease in employee related costs as compared to the prior year, which included executive bonus accruals for management.  Additionally, the Company experienced a $34,000 decrease in costs related its CLIA waiver submission and clinical trial activities.

For the six months ended June 30, 2011, clinical, regulatory and research and development expenses decreased by $290,000 or 38%, as compared with the corresponding prior year period.  The decrease was due to a $153,000 decrease in employee related costs as compared to the prior year, which included executive bonus accruals for an R&D executive.  Additionally, the Company experienced an $133,000 decrease in costs related its CLIA waiver submission and clinical trial activities.

Sales and Marketing Expense

Sales and marketing expenses increased by $87,000 or 25% during the three months ended June 30, 2011, as compared with the comparable period in fiscal 2010 due to  increased sales and business development activities associated with the commercialization of the TearLab product in the United States that were not present in the prior year.

For the six months ended June 30, 2011 sales and marketing expenses increased by $253,000 or 41%, as compared with the comparable period in fiscal 2010. The increase is due to $251,000 in sales, marketing trade show, and business development costs associated with the commercialization of the TearLab product in the United States that were not present in the prior year.

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

Amortization of Intangible Assets

Amortization expense of intangible assets was unchanged for the three and six months ended June 30, 2011 and 2010, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

TearLab Corp.

Other Income (Expense)

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2011	2010	Change	2011	2010	Change
	$	$	$	$	$	$

Interest income	1	8	(7)	3	10	(7)
Changes in fair value of warrant obligations	(2,506)	403	(2,909)	(2,467)	473	(2,940)
Warrant issuance costs	(303)	―	(303)	(303)	―	(303)
Interest expense	(43)	(53)	10	(96)	(105)	9
Amortization of deferred financing charges, warrants and beneficial conversion values	(241)	(139)	(102)	(403)	(293)	(110)
Other	(2)	(7)	5	(7)	(27)	20

	(3,094)	212	(3,306)	(3,273)	58	(3,331)

Interest Income

Interest income consists of interest earned as a result of the Company’s cash position following the raising of capital.  The decrease in interest income in the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010 is indicative of the Company earning interest from lower cash balances than in the prior year.

Changes in Fair Value of Warrants Obligations

The Company has a total of 4,598,769 warrants subject to fair value re-measurement each quarter. An increase of $2,467,000 in the fair value of warrant obligations is recorded as an expense in other income for the six months ended June 30, 2011. A decrease of $473,000 in the fair value of warrant obligations is recorded as a gain in other income for the six months ended June 30, 2010. For the three months ended June, 2011, an expense of $2,506,000 was recorded for the three months ended June 30, 2010, a gain of $403,000 was recorded.

Warrant issuance costs

In June 2011, the Company issued 3,846,154 warrants as part of a private placement transaction, and the allocation of costs of the private placement related to the warrants was $303,000. There were no similar costs in the six months ended June 30, 2010 or the three months ended June 30, 2011 and 2010.

Interest Expense

Interest expense of $43,000 and $53,000 arising from the 2009 convertible notes financing has been recorded in each of the three month periods ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, these amounts were $96,000 and $105,000 respectively.

Amortization of Deferred Financing Charges

As a result of the financing that the Company completed in July and August 2009, or the Financing, and which resulted in the purchase of $1.75 million in convertible secured notes by the investors, or the Notes, investors were in a position to convert the Notes at a conversion price of $1.3186 per share at a time when the common shares of the Company were trading at $1.75 (July 15th) and $1.70 (August 31st) providing them with a beneficial conversion feature. The Company valued this feature as $728,000 and the amortization of this amount was expensed over the term of the Notes until conversion in June 2011. As such, amortization expense for the three months ended June 30, 2011 and 2010 was $188,000 and $108,000, respectively.  For the six months ended June 30, 2011 and 2010 amortization expense was $314,000 and $228,000, respectively.

Investors in the Financing received 109,375 warrants at an exercise price of $1.60 upon conversion of the Notes. The Company valued these warrants using the Black-Scholes value model at a value of $163,000. The amortization of this amount was recorded over the term of the Notes until it was converted in June 2011 and amounted to $42,000 and $24,000 for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010 amortization expense was $70,000 and $51,000, respectively.

TearLab Corp.

Issuance costs of the Financing totaled $87,000 and have been allocated to cost of equity and to deferred finance charges. The amortization of deferred finance charges was recorded over the term of the Notes until it was converted in June 2011 and amounted to $11,000 and $6,000 for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010 amortization expense was $19,000 and $14,000, respectively.

Other

Other income for the three and six months ended June 30, 2011 and 2010 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources
(in thousands)	June 30,	December 31,
	2011	2010	Change

Cash and cash equivalents	$6,881	$2,726	$4,155
Percentage of total assets	45%	24%

Working capital	$829	$420	$409

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties.  Actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements will depend on many factors, including but not limited to:

•	the cost and results, and the rate of progress, of the clinical trials of the TearLab® Osmolarity System that will be required to support TearLab's application to obtain a CLIA waiver from the FDA;
•	TearLab's ability to obtain a CLIA waiver from the FDA for the TearLab Osmolarity System and the timing of such approval, if any;
•	whether government and third-party payers agree to reimburse the TearLab Osmolarity System;
•	whether eye care professionals engage in the process of obtaining their moderate complex CLIA certification;
•	the costs and timing of building the infrastructure to market and sell the TearLab® Osmolarity System;
•	the cost and results of continuing development of the TearLab Osmolarity System;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the effect of competing technological and market developments.

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

TearLab Corp.

We believe that we have sufficient funding to meet operational needs until the Company becomes cash flow positive from operations but if we are not able to achieve a cash positive operating position in 2012 we may need to raise additional funds, and our prospects for obtaining that capital are uncertain.  Additional capital may not be available on terms favorable to us, or at all.  In addition, future financings could result in significant dilution of existing stockholders.  However, we believe that cash and cash equivalents at June 30, 2011 will be sufficient to allow the Company to operate for a minimum of 12 months.

On June 30, 2011, we closed a private placement financing in which 3,846,154 shares of common stock and warrants to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000 were purchased.  The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock).  The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time until June 29, 2016.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents and cash generated from increased revenues, will be sufficient to sustain our operations for at least the next 12 months.   We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable and, to a lesser degree, interest income on our cash and investment balances.  Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks.  In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

	Six months ended June 30, (in thousands)
	2011	2010	Change

Cash used in operating activities	$(2,012)	$(2,520)	$508
Cash used in investing activities	(82)	(25)	(57)
Cash provided by financing activities	6,249	7,193	(944)

Net (decrease) in cash and cash equivalents during the period	$4,155	$4,648	$(493)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the six months ended June 30, 2011 was $2,012,000.  Net loss during the six month period was $6,473,000. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation, amortization of prepaid or deferred finance charges, accretion of warrant and beneficial conversion values, non-cash advisory fees paid in common shares and accrued interest from the convertible secured note financing in the aggregate total of $1,775,000. In addition, non-cash amounts which comprise a portion of the net loss during that period include changes in the fair value of warrant obligations and warrant issuance costs of $2,770,000.

The net change in non-cash working capital balances related to operations for the six months ended June 30, 2011 and 2010 consists of the following:

TearLab Corp.

Cash provided (used)	Six months ended June 30, (in thousands)
	2011	2010
Amounts receivable, net	$74	$(62)
Due from related parties	95	(51)
Inventory	(439)	(144)
Prepaid expenses and other current assets	94	147
Other non-current assets	―	67
Accounts payable	341	(149
Accrued liabilities	(121)	(60)
Deferred revenue	(128)	(17)
Due to stockholders	―	(7)
	$(84)	$(276)

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 and 2010 was $82,000 and $25,000, respectively, and was used to acquire fixed assets.

Net cash used in investing activities for the six months ended June 30, 2010 was $25,000. Cash used in investing activities during the period consisted of cash in the amount of $25,000 used to acquire fixed assets.

Cash Provided by Financing Activities

During the six months ended June 30, 2011, the Company issued common stock in a private placement funding for $7,000,000 which was offset by issuance costs of $703,000. Additional issuance costs of $48,000 were incurred during the six months ended June 30, 2011 for common shares issued in the conversion of the notes payable and accrued interest and also in the issuance of common shares to Greybrook.  During the six months ended June 30, 2010, the Company issued common stock in a private placement funding for $3,000,000 and in a registered direct funding for $5,000,000, offset by costs paid in the six months ended June 30, 2010 of $807,000.

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

There were no significant changes during the six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the six months ended June 30, 2011 included in Item 1.

TearLab Corp.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Fluctuations and Exchange Risk

All of our sales are in U.S. dollars, while a minor portion of our expenses are in Canadian dollars and Australian dollars.  We cannot predict any future trends in the exchange rate of the Canadian dollar or Australian dollar against the U.S. dollar.  Any strengthening of the Canadian dollar or Australian dollar in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in both Canadian dollars and Australian dollars to meet short term operational operating requirements.  Based on the balances in the Canadian dollar and Australian dollar denominated bank accounts at June 30, 2011, hypothetical increases of $0.01 in the value of the Canadian dollar and the Australian dollar in relation to the U.S. dollar would not have a material impact on our results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in investment grade securities or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the six months ended June 30, 2011 would reduce interest income by under $1,000.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at June 30, 2011 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)   Changes in Internal Control over Financial Reporting.
During the second quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The TearLab Osmolarity System is currently our only product.  Our product is currently sold outside of the United States pursuant to CE mark approval; in Canada pursuant to a Health Canada Medical Device License; and in the United States as a result of having received 510(k) approval from the FDA, to market the TearLab Osmolarity System to those reference and physician operated laboratories with moderate and high complexity, Clinical Laboratory Improvement Act, or CLIA, certifications.  We are applying for a CLIA waiver from the U.S. Food and Drug Administration, or the FDA, which will allow us to sell to those eye care professionals in the United States who do not have CLIA certifications to perform moderate and high complexity tests.  Even if the TearLab Osmolarity System receives all regulatory approvals in the United States, it may never be successfully commercialized.  If the TearLab Osmolarity System does not receive all regulatory approvals or is not successfully commercialized, we may not be able to generate revenue, become profitable or continue our operations.  Any failure of the TearLab Osmolarity System to receive regulatory approvals or to be successfully commercialized in the United States would have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

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

In the year ended December 31, 2010, and the six months ended June 30, 2011, we had prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have sustained substantial losses for each of the years ended December 31, 2005, 2006, 2007, 2008, 2009 and 2010 and also for the six months ended June 30, 2011.  Our net working capital balance at June 30, 2011 was $0.8 million which represents a $0.4 million increase from our working capital balance of $0.4 million at December 31, 2010.  During the year ended December 31, 2010, the Company raised gross proceeds of $8.0 million in private placement and registered direct financings and in the six months ended June 2011 the Company raised gross proceeds of $7.0 million in a private placement financing.

Although current levels of cash flows are negative, management believes the Company’s existing cash as well as the proceeds from the funding received in the six months ended June 30, 2011 will be sufficient to cover its operating and other cash demands for at least the next 12 months.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception.  As of June 30, 2011, we had an accumulated deficit of $385.2 million which includes a loss of $6.5 million for the six months ended June 30, 2011.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.

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

As of June 30, 2011, our total indebtedness was approximately $7.6 million. If we are at any time unable to generate sufficient cash flow to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing.  There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

We may not be able to raise the capital necessary to fund our operations.

Since inception, we have funded our operations through debt and equity financings, including 2008 common stock and debt bridge financings, 2009 convertible secured debt financings, the 2010 private placement and registered direct common stock financings and the 2011 private placement.  Our prospects for obtaining additional financing are uncertain.  Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

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

TearLab Corp.

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

TearLab Corp.

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

TearLab Corp.

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

TearLab Corp.

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

TearLab Corp.

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

We have never paid cash dividends on our common stock and have no present intention to pay any dividends in the future.  We are not profitable and there is no certainty that we will be able to earn any material revenues for at least several years, if at all.  As a result, we intend to use all available cash and liquid assets in the development of our business.  Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements, our operating and financial conditions and on such other factors as our board of directors may deem relevant.  As a result, the success of an investment in our common stock will depend upon any future appreciation in its value.  There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

TearLab Corp.

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price or our common stock.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Management’s Discussion and Analysis under the heading Recent Developments, the Company issued unregistered securities during the second quarter of 2011 related to the conversion of outstanding notes and a private placement transaction.

On June 13, 2011, the Company issued 1,629,539 shares of its common stock and warrants to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations in the aggregate amount of $2,149,000, with associated issuance costs of $41,000.  The issuance of shares of common stock and warrants to purchase common stock in connection with the note conversion is also described in the Company’s Current Report on Form 8-K filed on June 15, 2011.  The securities were offered in the United States to “accredited investors” pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), afforded by Regulation D promulgated thereunder.

On June 30, 2011, the Company sold 3,846,154 shares of its common stock and warrants to purchase approximately 3,846,154 shares of its common stock for gross proceeds of approximately $7,000,000 in a private placement transaction.  The issuance of shares of common stock and warrants to purchase common stock in connection with the private placement is also described in the Company’s Current Report on Form 8-K filed on June 28, 2011, as amended on July 5, 2011.  The securities were offered in the United States to “accredited investors” pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), afforded by Regulation D promulgated thereunder.

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

3.4
Certificate of Amendment of Registrant, filed with the Secretary of State of the State of Delaware on July 13, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2011 (file no. 000-51030)).

3.5
Amended and Restated By-Laws of the Registrant as currently in effect (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)).

10.1	2002 Stock Option Plan, as amended and restated on June 24, 2010.

10.2
Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB (Aust) Pty Ltd, dated August 1, 2011(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2011 (file no. 000-51030)).+.

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	CEO’s Certification of periodic financial reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO’s Certification of periodic financial reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

*
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

TearLab Corp.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TearLab Corp.
(Registrant)

Date:	August 12, 2011	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer