Form 10-Q
period 2011-09-30
TearLab Corp
filed 2011-11-14
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                                September 30, 2011

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

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,414,993 as of November 5, 2011.

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

TearLab Corp.
CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
($ 000’s)
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,574	$2,726
Accounts receivable, net	190	312
Due from related parties, net	11	130
Inventory, net	1,010	555
Prepaid expenses	176	322
Other current assets	13	33
Total current assets	5,974	4,078

Fixed assets, net	162	126
Patents and trademarks, net	172	192
Intangible assets, net	6,228	7,139
Total assets	$12,536	$11,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$245	$353
Accrued liabilities	1,165	1,441
Due to stockholders	28	28
Deferred revenue	—	128
Obligations under warrants	2,260	39
Notes payable and accrued interest	—	1,669
Total current liabilities	3,698	3,658

Stockholders’ equity
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 65,000,000 authorized, 20,414,993 and 14,775,366 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	20	15
Additional paid-in capital	392,880	386,588
Accumulated deficit	(384,062)	(378,726)
Total stockholders’ equity	8,838	7,877
Total liabilities and stockholders’ equity	$12,536	$11,535

See accompanying notes to interim consolidated financial statements

TearLab Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)
($ 000’s)
	Three months ended
	September 30,
	2011	2010

Revenue	$333	$210
Cost of goods sold (excluding amortization of intangible assets)	529	105
Gross (loss) profit	(196)	105
Operating expenses
General and administrative	894	886
Clinical, regulatory and research & development	287	270
Sales and marketing	456	371
Amortization of intangible assets	304	304
Total operating expenses	1,941	1,831
Loss from operations	(2,137)	(1,726)
Other income (expense)
Interest income	2	6
Changes in fair value of warrant obligations	3,258	(264)
Warrant issuance costs	—	—
Interest expense	—	(52)
Amortization of deferred financing charges	—	(121)
Other income	14	1
Total other income (expense)	3,274	(430)
Net income (loss)	$1,137	$(2,156)
Weighted average shares outstanding - basic	20,414,993	14,765,794
Income (loss) per share – basic	$0.06	$(0.15)
Weighted average shares outstanding - diluted	20,777,587	14,765,794
Income (loss) per share – diluted	$0.05	$(0.15)

See accompanying notes to interim consolidated financial statements

TearLab Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars except number of shares)
(Unaudited)
($ 000’s)
	Nine months ended
	September 30,
	2011	2010

Revenue	$1,625	$903
Cost of goods sold (excluding amortization of intangible assets)	1,216	492
Gross profit	409	411
Operating expenses
General and administrative	2,742	2,876
Clinical, regulatory and research & development	762	1,036
Sales and marketing	1,330	992
Amortization of intangible assets	911	911
Total operating expenses	5,745	5,815
Loss from operations	(5,336)	(5,404)
Other income (expense)
Interest income	5	16
Changes in fair value of warrant obligations	791	209
Warrant issuance costs	(303)	—
Interest expense	(96)	(157)
Amortization of deferred financing charges	(403)	(414)
Other income (loss)	6	(26)
Total other income (expense)	—	(372)
Net income (loss)	$(5,336)	$(5,776)
Weighted average shares outstanding - basic	16,844,869	13,871,553
Income (loss) per share – basic	$(0.32)	$(0.42)
Weighted average shares outstanding - diluted	16,844,869	13,871,553
Income (Loss) per share – diluted	(0.32)	(0.42)

See accompanying notes to interim consolidated financial statements

TearLab Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)
($ 000’s)
	Nine months ended September 30,
	2011	2010

OPERATING ACTIVITIES
Net loss for the period	$(5,336)	$(5,776)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	333	1,101
Depreciation of fixed assets	64	54
Amortization of patents and trademarks	21	21
Amortization of intangible assets	911	911
Amortization of deferred financing charges	403	414
Changes in fair value of warrant obligations	(791)	(209)
Warrant issuance costs	303	—
Non-cash advisory fees paid in common shares	311	—
Non-cash interest accrued on convertible debt funding	96	157
Gain on disposal of fixed assets	—	(3)
Net change in non-cash working capital balances related to operations	(580)	(214)
Cash used in operating activities	(4,265)	(3,544)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(100)	(42)
Cash used in investing activities	(100)	(42)

FINANCING ACTIVITIES
Proceeds from issuance of shares and warrants in a private placement financing	7,000	3,000
Proceeds from issuance of shares and warrants in a registered direct financing	—	5,000
Costs of issuance of shares and warrants in private placement and registered direct financings	(787)	(807)
Cash provided by financing activities	6,213	7,193

Net increase in cash and cash equivalents during the period	1,848	3,607
Cash and cash equivalents, beginning of period	2,726	106
Cash and cash equivalents, end of period	$4,574	$3,713

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

Going concern uncertainty

The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.  However, the Company has sustained substantial losses of $6.7 million for the year ended December 31, 2010, and $5.3 million for the nine months ended September 30, 2011.  The Company's working capital at September 30, 2011 is $2.3 million which represents a $1.9 million increase in its working capital from $0.4 million at December 31, 2010.  Our working capital balance of $2,276,000 as of September 30, 2011 may be insufficient to fund our planned operations and our ability to generate increased revenues is uncertain.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.  Management believes the Company’s existing cash will be sufficient to cover its operating and other cash demands until approximately the third quarter of 2012.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  The Company has been seeking additional debt or equity financing to support its operations until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all. If the Company is unable to obtain additional financing, the Company would need to significantly curtail or reorient its operations during 2012, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to review its ability to stay in business.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

2.  SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2010. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to the impairment of long-lived and intangible assets, the value of stock options and warrants, and inventory reserves.

TearLab Corp.
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

The Company regularly enters into contracts where revenue is derived from multiple deliverables containing a mix of products, which generally includes a TearLab Osmolarity System and a fixed number of test cards. These products are generally delivered over a one to three year time period after the contract execution date. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable.

In order to establish VSOE of selling price, the Company must regularly sell the product or service on a stand-alone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there are not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then the Company considers whether third party evidence can be used to establish selling price. Due to the lack of similar products and services sold by other companies within the industry, the Company has determined that it cannot reasonably establish a selling price using third-party evidence. If neither VSOE nor third party evidence of selling price exists, the Company determines its best estimate of selling price using average selling prices over a rolling 12-month period coupled with an assessment of current market conditions. If the product has no history of sales or if the sales volume is not sufficient, the Company relies upon prices set by the Company’s pricing policy. The Company recognizes revenue for delivered elements only when it determines that all applicable recognition criteria have been met.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This adoption of this standard on January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

In May, 2011, The FASB issued ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The objective of this amendment is to achieve common fair value measurement and disclosure requirements in U.S GAAP and IFRS. This amendment is to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective for the first quarter of 2012. The Company does not expect that this authoritative guidance will have any material effect on the Company’s consolidated financial statements.

In June, 2011, The FASB issued ASU 2011-5, Presentation of Comprehensive Income. The objective of this amendment is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective beginning with the first quarter of 2012. The Company does not expect that this authoritative guidance will have any material effect on the Company’s consolidated financial statements.

TearLab Corp.
3.  BALANCE SHEET DETAILS :

Accounts receivable, net
(in thousands)	September 30, 2011	December 31, 2010
Trade receivables	$188	$311
Allowance for doubtful accounts	(24)	(13)
Other receivables	26	14
	$190	$312

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

(in thousands)	September 30, 2011	December 31, 2010
Finished goods	$1,451	$671
Inventory reserves	(441)	(116)
	$1,010	$555

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand,  and establishes inventory reserves for obsolete and excess inventories.  In addition, the Company assesses the impact of changing technology and market conditions.

Prepaid Expenses

(in thousands)
	September 30, 2011	December 31, 2010
Prepaid insurance	$43	$122
Prepaid advisory services costs	13	83
Prepaid regulatory fees	11	—
Deferred royalty costs	—	36
Other fees and services	109	81
	$176	$322

Fixed Assets

(in thousands)	September 30, 2011	December 31, 2010
Furniture and office equipment	$49	$48
Computer equipment and software	158	151
Demo equipment	45	33
Rental equipment	63	—
Medical equipment	335	317
	650	549
Less accumulated depreciation	(488)	(423)
	$162	$126

TearLab Corp.
Depreciation expense was $64,000 and $54,000 during the nine months ended September 30, 2011 and 2010, respectively, and $21,000 and $21,000 during the three months ended September 30, 2011 and 2010, respectively.

Patents and trademarks

(in thousands)	September 30, 2011	December 31, 2010
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(96)	(76)
	$172	$192

Amortization expense of patents and trademarks was $21,000 and $21,000 during the nine months ended September 30, 2011 and 2010, respectively, and $7,000 and $7,000 during the three months ended September 30, 2011 and 2010, respectively.

Accrued liabilities
(in thousands)
	September 30,	December 31,
	2011	2010
Due to professionals	$277	$296
Due to employees and directors	246	332
Corporate compliance	88	63
Clinical trial accruals	174	174
Amounts due for provision of capital transaction advisory services	—	200
Accrued royalty payments	46	84
Product return reserve	30	73
Product warranties	54	51
Obligation to repay advances received	50	50
Accrued inventory in-transit	44	—
Other	156	118
	$1,165	$1,441

4.   INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. Amortization expense for the three and nine months ended September 30, 2011 and 2010 was $304,000, $304,000, $911,000 and $911,000, respectively.

Intangible assets subject to amortization consist of the following:

	September 30, 2011		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$5,944	$12,172	$5,033

The estimated amortization expense for the intangible assets for the remainder of 2011 and each of the next five years is as follows:
Amortization of intangible assets ($ 000’s)
Remainder of 2011	$304
2012	1,215
2013	1,215
2014	1,215
2015	1,215
2016	1,064
$6,228

TearLab Corp.
5.  RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision, pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. Sales to this distributor for the three and nine months ended September 30, 2011 and 2010 were $0, $16,000, $62,000 and $63,000, respectively, and the outstanding accounts receivable balances due at September 30, 2011 and December 31, 2010 were $0 and $33,000, respectively.  The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision.

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

On November 2, 2009, the Company, entered into a capital advisory agreement for a two year period with Greybrook Capital Inc., or Greybrook, which was amended on January 8, 2010.  Pursuant to the terms of the agreement, as amended, Greybrook was to receive $200,000 in cash or 163,934 common shares for its services. On April 14, 2011 the Company issued 163,934 common shares to Greybrook to satisfy the outstanding liability related to both years. The Company’s chairman of the board of directors and chief executive officer, is a principal with, and holds a material financial interest in Greybrook.

The Company currently has an employee who formerly served as a United States distributor of the Company’s products.  This employee is no longer in control of the distributor; however the employee continues to hold a material financial interest in the distributing company.  Sales to this distributor for the three and nine months ended September 30, 2011 and 2010 were $0 and $39,000, and $9,000 and $83,000, respectively, and the outstanding accounts receivable balances at September 30, 2011 and December 31, 2010 were $22,000 and $98,000, respectively.

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

TearLab Corp.
On June 13, 2011 (Conversion date), upon the request of holders of more than 51% of the outstanding principal amount of the Notes, the Company issued 1,629,539 shares of its common stock in consideration of the conversion and retirement of the Company’s outstanding Financing obligations in the aggregate amount of $2,149,000, with associated issuance costs of $41,000 (the Conversion). In connection with the Conversion, the Company issued warrants with a life of five years to purchase 109,375 shares of common stock (the “Financing Warrants”).  The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The fair value of the warrants totaling $163,000, calculated using the Black-Scholes value model, was initially recorded at the date of Financing in additional paid-in capital and accreted over the term of the Notes through the Conversion date. The company recorded amortization charges related to the Financing Warrants of $0 and $70,000 and $21,000 and $72,000 for the three and nine months ended September 30, 2011 and 2010, respectively, included in other income (expense).

As the conversion price of the Notes reflected a price discounted from the fair market value of the Company’s common stock, there was a deemed beneficial conversion feature associated with the Financing. The Company recorded $728,000 representing the value of the beneficial conversion feature at the date of the Financing in additional paid-in capital. The value of the beneficial conversion was being amortized over the term of the Notes through the Conversion date with charges of $0 and $314,000, and $94,000 and $322,000 for the three and nine months ended September 30, 2011 and 2010, respectively, included in other income (expense).

The Company incurred $87,000 in legal and consulting expenses related to the Financing which was allocated to deferred finance charges for $43,000 and cost of equity for $44,000 in proportion to the allocation of the Financing amount between equity and liabilities.  The value of the deferred charges was amortized over the term of the Notes through the Conversion date and expenses of $0 and $19,000, and $5,000 and $19,000 for the three and nine months ended September 30, 2011 and 2010, respectively, are included in other income (expense).

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2011.

At September 30, 2011, the Company has a liability for warrants to purchase 131,497 shares of common stock at an exercise price of $46.25 per share that are valued at $0, as well as a liability for warrants to purchase 3,846,154 shares of common stock at an exercise price of $1.86 per share valued at $2,260,000 (Note 8).  All warrant liabilities are classified as Level 3 fair value measurements.

TearLab Corp.
The following table provides a reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2011	$39
Issuances of warrants	3,012
Change in fair value of warrant liability included in other (income) / expense	(791)
Balance of warrant liability at September 30, 2011	$2,260

8.	CAPITAL STOCK

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

TearLab Corp.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
General and administrative	$89	$224	$263	$880
Clinical, regulatory and research and development	(21)	42	47	135
Sales and marketing	(36)	37	23	86
Stock-based compensation expense before income taxes	$32	$303	$333	$1,101

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

TearLab Corp.
The Company accounts for the 2007 Warrants and the Cowen Warrant in accordance with accounting guidance which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings unless specific hedge accounting criteria are met.  Based on guidance applicable to derivatives, the Company determined that the 2007 Warrants and the Cowen Warrant do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2007 Warrants and the Cowen Warrant as current liabilities at September 30, 2011 and December 31, 2010.

The estimated fair value of the 2007 Warrants and the Cowen Warrant at September 30, 2011 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	71%
Expected life of Warrants	0.33 years
Risk-free interest rate	0.03%
Dividend yield	0%

The Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the 2007 Warrants and the Cowen Warrant as of September 30, 2011 and determined the aggregate fair value to be $0, as compared to $1,000 as of December 31, 2010. This decrease of $1,000 was recorded as a gain in other income (expense) in the consolidated statement of operations for the nine months ended September 30, 2011.

On March 18, 2010, the Company closed a registered direct financing in which it sold approximately 1,552,796 shares of its common stock and warrants ( “2010 Warrants”) to purchase 621,118 shares of its common stock for gross proceeds of approximately $5,000,000.  The investors agreed to purchase the shares and warrants for $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The exercise price of the 2010 Warrants is $4.00 per share. The 2010 Warrants were exercisable through September 18, 2011 and expired on September 18, 2011.  As such, no further accounting of these warrants is required.

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

The Company accounts for the 2011 Warrants in accordance with applicable guidance to derivatives. The Company determined that the 2011 Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2011 Warrants as current liabilities at September 30, 2011.

The estimated fair value of the 2011 Warrants at September 30, 2011 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	105%
Expected life of Warrants	4.75 years
Risk-free interest rate	0.89%
Dividend yield	0%

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the shares of common stock and warrants issued based on their relative fair values. This resulted in an allocation of $3,012,000 to warrant liability.  Additionally, the Company is required to record the derivatives at fair value which results in an adjustment to the warrant liability, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the warrants on the issuance date to be $5,518,000, and recorded the increase to the warrant liability of $2,506,000 as a charge to its consolidated statements of operations as of June 30, 2011.  Transaction costs associated with the issuance of the warrants of $303,000 were immediately expensed and included as warrant issuance costs in the Company’s consolidated statements of operations for the nine months ended September 30, 2011.

TearLab Corp.
The Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the 2011 Warrants as of September 30, 2011 to be $2,260,000, a decrease of 3,258,000 from the previous value at June 30, 2011.  This decrease was recorded as a gain in other income (expense) in the consolidated statement of operations for the three months ended September 30, 2011.

On June 13, 2011, in connection with the conversion of the notes payable and accrued interest (see Note 6), the Company issued warrants with a life of five years to purchase 109,375 shares of common stock.  The exercise price of these warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The Company recorded $163,000 representing the fair value of the warrants, calculated using the Black-Scholes value model, at the date of the Financing in additional paid-in capital. The value of the warrants was accreted over the term of the Notes until their conversion in June 2011.

The following table provides activity for the Warrants outstanding through September 30, 2011 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2010	753	$11.38
Granted	3,955	1.85
Expired	(621)	4.00
Outstanding, September 30, 2011	4,087	$3.28

9.   COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2011 and 2010, comprehensive income (loss) was equal to net income (loss) for each period.

10.	NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) attributable to common stockholders.	$1,137	$(2,156)	$(5,336)	$(5,776)
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	20,415	14,776	16,845	13,872
Dilutive potential common stock outstanding:
Stock options	363	—	—	—

Weighted average common shares outstanding for diluted	20,778	14,776	16,845	13,872

Basic net income (loss) per share attributable to common stockholders	$0.06	$(0.15)	$(0.32)	$(0.42)

Diluted net income (loss) per share attributable to common stockholders	$0.05	$(0.15)	$(0.32)	$(0.42)

TearLab Corp.
The following outstanding common stock equivalents were not included in the calculation of net income or loss per share because their effects were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	2,724	3,580	3,675	3,580
Shares reserved for issuance on convertible debt obligations	—	1,327	—	1,327
Warrants	4,087	753	4,087	753
Warrants to be issued on conversion of debt obligations	—	109	—	109

Total	6,811	5,769	7,762	5,769

11.	CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Nine months ended September 30, ($ 000’s)
	2011	2010
Accounts receivable, net	$121	$(26)
Due from related parties	119	(16)
Inventory	(456)	(215)
Prepaid expenses	146	135
Other current assets	1	17
Other non-current assets	—	92
Accounts payable	(108)	(196)
Accrued liabilities	(275)	10
Deferred revenue	(128)	(8)
Due to stockholders	—	(7)
	$(580)	$(214)

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:
	Nine months ended September 30, ($ 000’s)
	2011	2010
Non-cash investing activities
Common stock issued in consideration of notes payable and accrued interest conversion	$2,149	$—
Warrant issued in June 2011 equity financing	3,012	737
Common stock issued to Marchant Securities Inc. for services provided in the equity issuance transaction.	—	155

TearLab Corp.

12.	COMMITMENTS AND CONTINGENCIES

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company.  The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $30.4 million (AUD$29.8 million) in test cards from MiniFAB through the end of 2015.  The also has annual minimum order commitments under the Manufacturing Agreement.  The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

The Company has evaluated its 2011 outstanding purchase commitment with MiniFab to determine the potential amount of liability the Company may be obligated to pay if it doesn’t meet its annual order commitment.  As of September 30, 2011 the Company reviewed the submitted orders for test cards to MiniFab for the year–to-date.  If the Company does not: 1) order the additional test cards to meet the 2011 minimum order commitment under the agreement or 2) seek to modify the existing minimum order quantity with MiniFab, the Company will be subject to liquidated damages estimated at $1.2 million (AUD $1.1 million).

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

TearLab Corp.
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

On October 19, 2010 we announced that a unique new Current Procedural Terminology, or CPT code that will apply to the TearLab Osmolarity test has now been be published by the American Medical Association. The new code became effective January 1, 2011. The new CPT code for the TearLab Osmolarity test is: 83861; Microfluidic analysis utilizing an integrated collection and analysis device, tear osmolarity (For microfluidic tear osmolarity of both eyes, report 83861 twice).  This code falls under the Chemistry sub-section of the Pathology and Laboratory section of the CPT Codebook and will be listed under the 2010 Clinical Laboratory Fee Schedule by the Centers for Medicare and Medicaid Services (CMS).  Reimbursement by CMS has been set at $24.01 per eye and will only be available for offices that have a Moderate Complex CLIA certificate until TearLab receives a CLIA Waiver categorization from the FDA.  Under the 2011 Clinical Laboratory Fee Schedule listed by CMS the reimbursement rate was reduced to $23.58 and was applicable to a majority of states in the United States.

Our success is highly dependent on our ability to increase sales of our testing platform in European and other countries recognizing the CE mark, in Canada where we have a Medical Device License and on our receipt of a CLIA waiver which will enable us to begin full commercialization efforts in the United States.  Meeting these objectives requires that we have sufficient capital to fund our operations.  Our working capital balance of $2,276,000 as of September 30, 2011 may be insufficient to fund our planned operations and our ability to generate increased revenues is uncertain. If our revenues do not increase sufficiently to meet operational needs we would be required to raise additional capital to fund our operations. Subsequent to the equity transactions in the second quarter of 2011 in which a gross aggregate of $7.0 million was raised, we have sufficient cash to fund our operations at current levels until approximately the third quarter of 2012.  We continue to actively evaluate and pursue various financing possibilities.

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

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2011	2010	Change	2011	2010	Change
	$	$	$	$	$	$

TearLab revenue	333	210	123	1,625	903	722
T
TearLab – cost of sales	529	105	424	1,216	492	724

TearLab gross margin	(196)	105	(301)	409	411	(2)

Gross (loss) profit percentage	(59%)	50%	(245%)	25%	46%	0%

TearLab Corp.

Revenues

TearLab Revenue

TearLab revenue consists of sales of the TearLab® Osmolarity System, which is a hand-held tear film test for the measurement of tear osmolarity, a quantitative and highly specific biomarker that has shown to correlate with dry eye disease (“DED”).

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

TearLab revenue increased by $123,000 or 59% for the three months ended September 30, 2011 as compared to the prior year quarter due to a higher level of test card sales volume at higher average sales prices of test cards over the prior year period.

TearLab revenue increased by $722,000 or 80% for the nine months ended September 30, 2011 as compared to the prior year period due to a higher level of North American sales volume at higher average sales prices and a non-recurring income item for international distribution rights that was not present in the prior year period.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended September 30, 2011 increased by $424,000 or 404% over the prior year fiscal period due to the recording of an inventory obsolescence provision of $324,000 relating to excess TearLab test cards as well as higher costs related to materials, freight, and promotional items as the Company continues its expansion into North America and other global territories.

For the nine months ended September 30, 2011, TearLab costs of sales increased by $724,000 or 147% over the prior year fiscal period due to similar reasons indicated above.

TearLab Gross Margin

TearLab gross margin for the three months ended September 30, 2011 was negative and was a decrease of $301,000 compared to the prior year fiscal period primarily due to the recording of an inventory obsolescence provision offset by a higher level of North American sales volume at higher average sales prices.

TearLab gross margin for the nine months ended September 30, 2011 decreased by $2,000 or 0% compared to the prior year fiscal period primarily due to the recording of an inventory obsolescence provision offset by a higher level of North American sales volume at higher average sales prices and a non-recurring income item for international distribution rights that was not present in the prior year period.

TearLab Corp.
Operating Expenses

	Three months ended September 30 (in thousands)			Nine months ended September 30 (in thousands)

	2011	2010	Change	2011	2010	Change
	$	$	$	$	$	$
Amortization of intangible assets	304	304	―	911	911	―
General and administrative	894	886	8	2,742	2,876	(134)
Clinical, regulatory and research & development	287	270	17	762	1,036	(274)
Sales and marketing	456	371	85	1,330	992	338

Operating expenses	1,941	1,831	110	5,745	5,815	(70)

General and Administrative Expenses

For the three months ended September 30, 2011, general and administrative expenses were consistent with the prior year period.

For the nine months ended September 30, 2011, general and administrative expenses decreased by $134,000 or 5%, as compared with the corresponding period in 2010, primarily due to a $305,000 decrease in executive management non-cash stock option and director fee expenses, offset by a $164,000 increase in public company, advisory fees, and operational infrastructure expenses.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased by $17,000 or 6% during the three months ended September 30, 2011, as compared with the corresponding prior year period.  The increase was due to a $38,000 increase in regulatory and research and development expense, offset by a $21,000 reduction in bonus accruals.

For the nine months ended September 30, 2011, clinical, regulatory and research and development expenses decreased by $274,000 or 26%, as compared with the corresponding prior year period.  The decrease was due to a $153,000 decrease in employee related costs as compared to the prior year, which included higher department headcount, higher non-cash stock option expense, and bonus accruals.  Additionally, the Company experienced a $58,000 decrease in non-cash stock option expense for its consultants and a $39,000 decrease in costs related its CLIA waiver submission and clinical trial activities.

Sales and Marketing Expense

Sales and marketing expenses increased by $85,000 or 23% during the three months ended September 30, 2011, as compared with the comparable period in fiscal 2010 due to  increased sales and business development activities associated with the commercialization of the TearLab product in the United States that were not present in the prior year.

For the nine months ended September 30, 2011 sales and marketing expenses increased by $338,000 or 34%, as compared with the comparable period in fiscal 2010. The increase is primarily due to $193,000 in sales, marketing trade show, and business development costs associated with the commercialization of the TearLab product in the United States, and $156,000 of additional employee related payroll and travel expenses that were not present in the prior year.

TearLab Corp.
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

Amortization of Intangible Assets

Amortization expense of intangible assets was unchanged for the three and nine months ended September 30, 2011 and 2010, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

Other Income (Expense)

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2011	2010	Change	2011	2010	Change
	$	$	$	$	$	$

Interest income	2	6	(4)	5	16	(11)
Changes in fair value of warrant obligations	3,258	(264)	3,522	791	209	582
Warrant issuance costs	―	―	―	(303)	―	(303)
Interest expense	―	(52)	52	(96)	(157)	61
Amortization of deferred financing charges	―	(121)	121	(403)	(414)	11
Other	14	1	13	6	(26)	32

	3,274	(430)	3,704	―	(372)	372

Interest Income

Interest income consists of interest earned as a result of the Company’s cash position following the raising of capital.  The decrease in interest income in the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010 is indicative of the Company earning interest from lower cash balances than in the prior year.

Changes in Fair Value of Warrants Obligations

The Company has a total of 4,087,026 warrants subject to fair value re-measurement each quarter. A decrease of $3,258,000 in the fair value of warrant obligations is recorded as a gain in other income for the three months ended September 30, 2011, the primary drivers of this change being a change in Black-Scholes valuation inputs for our reduced stock price and lower remaining term outstanding. An increase of $264,000 in the fair value of warrant obligations is recorded as an expense in other income for the three months ended September 30, 2010. For the nine months ended September 30, 2011, a gain of $791,000 was recorded and for the nine months ended September 30, 2010, a gain of $209,000 was recorded.

TearLab Corp.
Warrant issuance costs

In June 2011, the Company issued 3,846,154 warrants as part of a private placement transaction, and the allocation of costs of the private placement related to the warrants was $303,000. There were no similar costs in the nine months ended September 30, 2010 or the three months ended September 30, 2011 and 2010.

Interest Expense

Interest expense of $0 and $52,000 arising from the 2009 convertible notes financing has been recorded in each of the three month periods ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, these amounts were $96,000 and $157,000 respectively.

Amortization of Deferred Financing Charges

As a result of the financing that the Company completed in July and August 2009, or the Financing, and which resulted in the purchase of $1.75 million in convertible secured notes by the investors, or the Notes, investors were in a position to convert the Notes at a conversion price of $1.3186 per share at a time when the common shares of the Company were trading at $1.75 (July 15th) and $1.70 (August 31st) providing them with a beneficial conversion feature. The Company valued this feature as $728,000 and the amortization of this amount was expensed over the term of the Notes until conversion in June 2011. As such, amortization expense for the three months ended September 30, 2011 and 2010 was $0 and $94,000, respectively.  For the nine months ended September 30, 2011 and 2010 amortization expense was $314,000 and $322,000, respectively.

Investors in the Financing received 109,375 warrants at an exercise price of $1.60 upon conversion of the Notes. The Company valued these warrants using the Black-Scholes value model at a value of $163,000. The amortization of this amount was recorded over the term of the Notes until it was converted in June 2011 and amounted to $0 and $21,000 for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010 amortization expense was $70,000 and $72,000, respectively.

Issuance costs of the Financing totaled $87,000 and have been allocated to cost of equity and to deferred finance charges. The amortization of deferred finance charges was recorded over the term of the Notes until it was converted in June 2011 and amounted to $0 and $5,000 for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010 amortization expense was $19,000 and $19,000, respectively.

Other

Other income for the three and nine months ended September 30, 2011 and 2010 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources
(in thousands)
	September 30,	December 31,
	2011	2010	Change

Cash and cash equivalents	$4,574	$2,726	$1,848
Percentage of total assets	36%	24%

Working capital	$2,276	$420	$1,856

TearLab Corp.
Financial Condition

Management believes that we have sufficient cash to fund our operations at current levels through approximately the third quarter of 2012.

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

We will need additional capital in approximately the third quarter of 2012. Additional capital may not be available on terms favorable to us, or at all.  In addition, future financings could result in significant dilution of existing stockholders.  However, unless we succeed in raising additional capital, we anticipate that we will be unable to continue our operations beyond the third quarter of 2012.

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

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents and cash generated from increased revenues, will be sufficient to sustain our operations until approximately the third quarter of 2012.   We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable and, to a lesser degree, interest income on our cash and investment balances.  Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks.  In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

TearLab Corp.

Changes in Cash Flows

	Nine months ended September 30, (in thousands)
	2011	2010	Change

Cash used in operating activities	$(4,265)	$(3,544)	$(721)
Cash used in investing activities	(100)	(42)	(58)
Cash provided by financing activities	6,213	7,193	(980)
Net increase in cash and cash equivalents during the period	$1,848	$3,607	$(1,759)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the nine months ended September 30, 2011 was $4,265,000.  Net loss during the nine month period was $5,336,000. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation, amortization of prepaid or deferred finance charges, accretion of warrant and beneficial conversion values, non-cash advisory fees paid in common shares and accrued interest from the convertible secured note financing in the aggregate total of $2,442,000. Offsetting were non-cash amounts which comprise a portion of the net income during that period include changes in the fair value of warrant obligations and warrant issuance costs of $791,000.

The net change in non-cash working capital balances related to operations for the nine months ended September 30, 2011 and 2010 consists of the following:

Cash provided (used)	Nine months ended September 30, (in thousands)
	2011	2010
Amounts receivable, net	$121	$(26)
Due from related parties	119	(16)
Inventory	(456)	(215)
Prepaid expenses	146	135
Other current assets	1	17
Other non-current assets	―	92
Accounts payable	(108)	(196)
Accrued liabilities	(275)	10
Deferred revenue	(128)	(8)
Due to stockholders	―	(7)
	$(580)	$(214)

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 was $100,000 and $42,000, respectively, and was used to acquire fixed assets.

Cash Provided by Financing Activities

During the nine months ended September 30, 2011, the Company issued common stock in a private placement funding for $7,000,000 which was offset by issuance costs of $739,000. Additional issuance costs of $48,000 were incurred during the nine months ended September 30, 2011 for common shares issued in the conversion of the notes payable and accrued interest and also in the issuance of common shares to Greybrook.  During the nine months ended September 30, 2010, the Company issued common stock in a private placement funding for $3,000,000 and in a registered direct funding for $5,000,000, offset by costs paid in the nine months ended September 30, 2010 of $807,000.

TearLab Corp.
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

There were no significant changes during the nine months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the nine months ended September 30, 2011 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the nine months ended September 30, 2011 included in Item 1.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Fluctuations and Exchange Risk

All of our sales are in U.S. dollars, while a minor portion of our expenses are in Canadian dollars and Australian dollars.  We cannot predict any future trends in the exchange rate of the Canadian dollar or Australian dollar against the U.S. dollar.  Any strengthening of the Canadian dollar or Australian dollar in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in both Canadian dollars and Australian dollars to meet short term operational operating requirements.  Based on the balances in the Canadian dollar and Australian dollar denominated bank accounts at September 30, 2011, hypothetical increases of $0.01 in the value of the Canadian dollar and the Australian dollar in relation to the U.S. dollar would not have a material impact on our results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our investments, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in investment grade securities or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the nine months ended September 30, 2011 would reduce interest income by under $1,000.

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

TearLab Corp.
As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at September 30, 2011 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting.
During the third quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TearLab Corp.

Our commitment to purchase minimum levels of product from our suppliers may result in the purchase of excess quantities of product if we are not able to successfully commercialize the TearLab Osmolarity System.

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us.  The Manufacturing Agreement specifies minimum order quantities that will require us to purchase approximately AUD$29.8 million in test cards from MiniFAB through the end of 2015.  Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met.  The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

If we are not able to commercialize the TearLab Osmolarity System sufficiently to sell the minimum order quantities required by the MiniFab Agreement, we will be required to purchase test cards that we may be unable to use and that may become obsolete, which would have a potentially adverse effect on our financial position, results of operations and cash flows.

Our limited working capital and history of losses have resulted in our auditors expressing doubts as to whether we will be able to continue as a going concern.

In the year ended December 31, 2010, and the nine months ended September 30, 2011, we had prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have sustained substantial losses for each of the years ended December 31, 2005, 2006, 2007, 2008, 2009 and 2010 and also for the nine months ended September 30, 2011.  Our net working capital balance at September 30, 2011 was $2.3 million which represents a $1.9 million increase from our working capital balance of $0.4 million at December 31, 2010.  During the year ended December 31, 2010, the Company raised gross proceeds of $8.0 million in private placement and registered direct financings and in the nine months ended September 2011 the Company raised gross proceeds of $7.0 million in a private placement financing. As a result of our history of losses and current financial condition, there is substantial doubt about our ability to continue as a going concern. We believe that our cash and cash equivalents will be sufficient to meet our operating activities and other demands only until the third quarter of 2012.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception.  As of September 30, 2011, we had an accumulated deficit of $384.1 million which includes a loss of $5.3 million for the nine months ended September 30, 2011.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.

TearLab Corp.

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

As of September 30, 2011, our total indebtedness was approximately $3.7 million. If we are at any time unable to generate sufficient cash flow to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing.  There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

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

TearLab Corp.

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

TearLab Corp.

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

TearLab Corp.

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

TearLab Corp.

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

3.5	Amended and Restated By-Laws of the Registrant as currently in effect (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)).

10.1	2002 Stock Option Plan, as amended and restated on June 24, 2010.

10.2	Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB (Aust) Pty Ltd, dated August 1, 2011(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August [4], 2011 (file no. 000-51030)).+

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

TearLab Corp.

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	CEO’s Certification of periodic financial reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO’s Certification of periodic financial reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

TearLab Corp.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TearLab Corp.
(Registrant)

Date:	November 14, 2011	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer