Form 10-K
period 2011-12-31
TearLab Corp
filed 2012-03-30
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________

Commission file number: 000-51030

TearLab Corp.
(Exact name of registrant as specified in its charter)

Delaware	59-3434771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7360 Carroll Rd., Suite 200 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (858) 455-6006
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class COMMON STOCK, $0.001 PAR VALUE	Name of each exchange on which registered The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2011: $33,947,306.  The Registrant has no non-voting common stock.

As of March 19, 2012, there were 21,788,693 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant to be held on June 6, 2012 are incorporated by reference into Part III of this Form 10-K.

The Registrant makes available free of charge on or through its website (http://www.tearlab.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The material is made available through the Registrant's website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission, or SEC.  All of the Registrant's filings may be read or copied at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549.  Information on the hours of operation of the SEC's Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website (http://www.sec.gov) that contains reports and proxy and information statements of issuers that file electronically.

TEARLAB CORPORATION.

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2011

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", “hope”, "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

•	Our future strategy, structure, and business prospects;
•	The planned commercialization of our current product;
•	The size and growth of the potential markets for our product and technology;
•	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
•	Our anticipated expansion of United States and international sales and operations;
•	Our ability to obtain and protect our intellectual property and proprietary rights;
•	The results of our clinical trials;
•	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;
•	Our anticipated sales to additional customers in the United States since we obtained the CLIA waiver categorization;
•	Our ability to obtain reimbursement for patient testing with the TearLab® System;
•	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals;
•	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations; and
•	Use of cash, cash needs and ability to raise capital.

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

ITEM 1.               Business.

Overview

We are an in-vitro diagnostic company based in San Diego, California.  We are commercializing a proprietary tear testing platform, the TearLab® Osmolarity System that enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care.  Our first product measures tear film osmolarity for the diagnosis of Dry Eye Disease, or DED.  Prior to 2008, we had been seeking to commercialize treatments for age-related eye diseases through our Retina and Glaucoma business divisions.  Our results are included in our financial statements, which are included under Item 8 to this Annual Report on Form 10-K.

TearLab Research, Inc.

TearLab Research, Inc. our wholly-owned subsidiary, develops technologies to enable eye care practitioners to test a wide range of biomarkers (chemistries, metabolites (i.e. glucose), genes and proteins) at the point-of-care.  Commercializing that tear testing platform is now the focus of our business.

The Company’s first product, the TearLab Osmolarity System, enables the rapid measurement of tear osmolarity in the doctor's office. Osmolarity is a quantitative and highly specific biomarker that has been shown to assist in the diagnosis and disease management of DED.  There are estimated to be between 20 million and 40 million DED patients in the United States, and less than 5% of those patients are currently diagnosed and treated.  The innovation of the TearLab Osmolarity System is its ability to precisely and rapidly measure osmolarity in nanoliter volumes of tear samples, using a highly efficient and novel tear collection system at the point of care.  Historically, eye care researchers have relied on expensive instruments to perform tear biomarker analysis.  In addition to their cost, these conventional systems are slow, highly variable in their measurement readings, and not categorized as waived by the United States Food and Drug Administration, or FDA, under regulations promulgated under the Clinical Laboratory Improvement Amendments, or CLIA.

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

In October 2008, the TearLab Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark.  In connection with the CE mark clearance, we have entered into multi-year agreements with numerous distributors for distribution of the TearLab Osmolarity System.  Currently, we have distribution agreements in each of the following countries: Spain, Portugal, Germany, France, Turkey, Ukraine, Bulgaria, Belgium, Netherlands, Switzerland, Finland, Sweden, Korea, Australia, Russia, Hungary, Greece, Canada, Slovakia, Argentina, Czech Republic and the United Kingdom and a sales representation agreement in Japan.

On May 19, 2009, we announced that we received 510(k) clearance from the FDA.  We submitted a CLIA waiver application for the TearLab® Osmolarity System to the FDA on May 27, 2010.  On March 4, 2011, we announced that we had received a communication from the FDA that the data we submitted was not sufficient to gain approval of our CLIA waiver application.  On December 5, 2011, we announced that we had received a communication from the FDA indicating that, based on a supervisory review of the Company’s appeal, the FDA had granted our petition for a waiver under CLIA for the TearLab Osmolarity System. On January 23, 2012, we announced that after reviewing and accepting labeling submitted to it by the Company, the FDA had granted the waiver categorization under CLIA for the TearLab Osmolarity System.   The CLIA waiver reduces the regulatory paperwork and related administrative time for customers.

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

Current Status and Recent Financing

On July 16, 2009, we announced that we had entered into and closed an agreement with certain investors whereby the investors agreed to provide financing, or the Financing, to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.55 million. On August 31, 2009, an additional $200,000 of financing was received by the Company to bring the aggregate total funding received to $1.75 million. In connection with the Financing, the Company issued warrants to purchase shares of common stock equal in value to ten percent of the aggregate principal amount of the notes. The exercise price of the warrants is $1.60 per common share. On June 13, 2011 the outstanding liability related to the Notes was converted to common stock. The conversion price of the Notes was $1.3186 per share. We recognized interest expense of $95,000, $210,000, and $93,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

On March 18, 2010, we sold 1,552,795 shares of our common stock and warrants to purchase an additional 621,118 shares of our common stock for gross proceeds of approximately $5,000,000.  The purchase price for the shares and warrants was $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The exercise price of the warrants is $4.00 per share. The warrants are exercisable at any time during the period commencing on September 19, 2010 and ending on September 19, 2011. These warrants were not exercised and expired at the end of the period.

On June 13, 2011, the Company issued 1,629,539 shares of its common stock and warrants to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations in the aggregate amount of $2,149,000, with associated issuance costs of $41,000.  The exercise price of the warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The warrants have a five year life and to date no warrants have been exercised.

On June 30, 2011, the Company sold 3,846,154 shares of its common stock and warrants to purchase approximately 3,846,154 shares of its common stock for gross proceeds of approximately $7,000,000.  The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and a warrant to purchase one share of common stock).  The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time until June 30, 2016. On March 15, 2012, a total of 1,373,700 warrants were exercised generating gross proceeds of $2,555,000.

Industry

Point-of-care Testing and Dry Eye Disease, or DED

The global market for point-of-care testing is currently $4.5 billion annually or 15% of the $30 billion global market for in-vitro diagnostic products.  Approximately 75% of all laboratory tests today are performed at centralized clinical laboratories.  However, there is an increasing frequency of diagnostic testing being performed at the point-of-care due to several factors, including a need for rapid testing in acute care situations, the benefits of patient monitoring and disease management, streamlining therapeutic decision making and the overall trend toward personalized medicine.  We believe that advances in bio-detection technologies that can simplify and accelerate the rate of performing complex diagnostic tests at the point-of-care, and that are reimbursed, will drive utilization and overall point-of-care testing market growth.

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

Each time a person blinks, his or her eyes are resurfaced with a thin layer of a complex fluid known as the tear film.  The tear film works to protect eyes from the outside world.  Bacteria, viruses, sand, freezing winds and salt water (inclusive of most environmental factors) will not damage eyes when the tear film is intact.  However, when compromised, a deficient tear film can be an exceedingly painful and disruptive condition.  The tear film consists of three components: (i) an innermost mucin layer (produced by the surface cells); (ii) the aqueous layer (the water in tears, produced by the lacrimal gland); and (iii) an oily lipid layer which limits evaporation of the tears (produced by the meibomian glands, located at the margins of the eyelids).  The apparatus of the ocular surface forms an integrated unit.  When working correctly, the tear film presents a smooth optical surface essential for clear vision and proper immunity.  Androgen deficiency and  chronic inflammation of the lacrimal or meibomian gland may lead to the condition known as dry eye, which has been likened to arthritis of the eye, and results in a compromised, fragile tear film.

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

TearLab's Product

The TearLab® Osmolarity System is an integrated testing system comprised of: (1) the TearLab disposable, which is a single-use microfluidic microchip; (2) the TearLab Pen, which is a hand-held device that interfaces with the TearLab disposable; and (3) the TearLab Reader, which is a small desktop unit that allows for the docking of the TearLab Pen and provides a quantitative reading for the operator.  The innovation of the TearLab Osmolarity System is its ability to measure precisely and rapidly, and inexpensively, biomarkers in nanoliter volumes of tear samples or approximately 1,000 times less volume than required for older laboratory devices.

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

We are currently engaged in commercial manufacturing of the TearLab® Osmolarity System.  In October 2008, the TearLab® Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark.  In connection with the CE mark clearance, we have entered into multi-year agreements with numerous distributors for distribution of the TearLab Osmolarity System.  In December 2009, Health Canada issued a Medical Device License for the TearLab Osmolarity System allowing us to market our product in Canada.

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

On March 4, 2011, the Company announced that it was in receipt of a communication from the FDA indicating that the data submitted by the Company was not sufficient to gain approval of its CLIA waiver categorization application for the TearLab® Osmolarity System. The Company appealed to the FDA and on December 5, 2011, we announced that we had received a communication from the FDA indicating that, based on a supervisory review of the Company’s appeal, the FDA had granted our petition for a waiver under CLIA for the TearLab Osmolarity System. On January 23, 2012, we announced that after reviewing and accepting labeling submitted to it by the Company, the FDA had granted the Waiver categorization under CLIA for the TearLab Osmolarity System.

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

Competition

To date, we have identified one laboratory technology that claims to be able to measure the osmolarity of nanoliter tear samples.  This technology was being developed at RPS, Inc., Sarasota Florida. The InflammaDry Detector detects MMP and requires upwards of 10 minutes to generate a single reading. The InflammaDry Detector is not yet FDA approved but has been approved in Canada.

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

Principal Suppliers

We rely on a single supplier, Sparton Medical Systems located in the United States, for the manufacture of the Readers and Pens which are key components of the TearLab® Osmolarity System. We also rely on a single supplier, MiniFAB (Aust) Pty Ltd. located in Australia, for the manufacture of the test cards which is also a key component of the TearLab Osmolarity System.

Patents and Proprietary Rights

We own or have exclusive licenses to multiple patents and applications relating to the TearLab Osmolarity System and related technology and processes:

•	eight issued U.S. patents; relating to the TearLab Osmolarity System and related technology and processes and have applied for a number of other patents in the United States and other jurisdictions;
•	three pending U.S. patent applications;
•
eighteen pending patent applications in countries/regions other than the United States, including six applications in Europe, four applications in Japan, three applications in Canada, two Australia, one application in Brazil and two applications in Mexico; and

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

After a device receives 510(k) clearance, any modification to the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, would require a new 510(k) clearance or an approval of a Premarket Approval or PMA.  A PMA is the FDA process of scientific or regulatory review to evaluate the safety and effectiveness of Class III medical devices which are those devices which support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Although the FDA requires the manufacturer to make the initial determination regarding the effect of a modification to the device that is subject to 510(k) clearance, the FDA can review the manufacturer's determination at any time and require the manufacturer to seek another 510(k) clearance or an approval of a PMA.

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

On March 4, 2011, the Company announced that it was in receipt of a communication from the FDA indicating that the data submitted by the Company was not sufficient to gain approval of its CLIA waiver categorization application for the TearLab® Osmolarity System. The Company appealed to the FDA and on December 5, 2011, we announced that we had received a communication from the FDA indicating that, based on a supervisory review of the Company’s appeal, the FDA had granted our petition for a waiver under CLIA for the TearLab Osmolarity System. On January 23, 2012, we announced that after reviewing and accepting labeling submitted to it by the Company, the FDA had granted the waiver categorization under CLIA for the TearLab Osmolarity System.

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

Research and Development Expenditure

Our research and development expense was $1.3 million and $1.4 million in the years ended December 31, 2011 and 2010, respectively.

Employees

On December 31, 2011, we had 19 full-time employees.

Available Information

Our corporate Internet address is www.tearlab.com.  At the Investor Relations section of this website, we make available free of charge our Annual Report on Form 10-K, our Annual Proxy statement, our quarterly reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the U.S. Securities and Exchange Commission, or the SEC.  The information found on our website is not part of this Annual Report on Form 10-K.  In addition to our website, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

ITEM 1A.            RISK FACTORS

This Annual Report contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those discussed in this Annual Report.  These risks and uncertainties include the following:

Risks Relating to our Business

 Our near-term success is highly dependent on the success of the TearLab® Osmolarity System, and we cannot be certain that it will be successfully commercialized in the United States.

 The TearLab Osmolarity System is currently our only product.  Our product is currently sold outside of the United States pursuant to CE mark approval; in Canada pursuant to a Health Canada Medical Device License; and in the United States as a result of having received 510(k) approval from the U.S. Food and Drug Administration, or the FDA, to market the TearLab Osmolarity System to those reference and physician operated laboratories with  Clinical Laboratory Improvement Act, or CLIA, waiver certifications.   Even though the TearLab Osmolarity System has received all regulatory approvals in the United States, it may never be successfully commercialized.  If the TearLab Osmolarity System is not successfully commercialized, we may not be able to generate revenue, become profitable or continue our operations.  Any failure of the TearLab Osmolarity System to be successfully commercialized in the United States would have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

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

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us.  The Manufacturing Agreement specifies minimum order quantities that will require us to purchase approximately USD$30.7 million (AUD$30.2 million) in test cards from MiniFAB from the inception of the agreement through the end of 2015.  Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met.  The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

The usage of test cards purchased under the minimum purchase commitment with MiniFAB is predicated upon significant increases in revenue from the TearLab products as compared to 2011 and prior years. If we are not able to commercialize the TearLab® Osmolarity System sufficiently to sell the minimum order quantities required by the MiniFab Agreement, we will be required to purchase test cards that we may be unable to use and that may become obsolete, which would have a potentially adverse effect on our financial position, results of operations and cash flows.

Our limited working capital and history of losses have resulted in our auditors expressing substantial doubts as to whether we will be able to continue as a going concern.

 In the years ended December 31, 2009, 2010 and 2011, we prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have incurred losses in each year since our inception. Our net working capital deficit at December 31, 2011 was $0.8 million, which represents a $1.2 million decrease from our working capital balance at December 31, 2010.  During the year ended December 31, 2011, the Company raised gross proceeds of $7.0 million in a private placement financing.    As a result of our history of losses and current financial condition, there is substantial doubt about our ability to continue as a going concern.

We believe that our cash and cash equivalents and funds received in March 2012 by way of an exercise of warrants will be sufficient to meet our operating activities and other demands until approximately the fourth quarter of 2012.

 Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

 We have incurred losses in each year since our inception.  As of December 31, 2011, we had an accumulated deficit of $387.5 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product candidate become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of December 31, 2011, our total indebtedness was approximately $5.0 million.   Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of debt presents the following risks:

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

 Since inception, we have funded our operations through debt and equity financings, including the 2009 convertible secured debt financings, the 2010 private placement and registered direct common stock financings and the 2011 private placement financings as well as funds generated by the exercise of warrants in March 2012 by warrant holders.  As of the date of this annual report on Form 10-K, we estimate that our cash and cash equivalents will be sufficient to meet our operating activities and other demands until approximately  the fourth quarter of 2012.  However, our prospects for obtaining additional financing are uncertain. Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

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

There are numerous risks and uncertainties inherent in the development of new medical technologies.  In addition to our requirement for additional capital, our ability to bring the TearLab Osmolarity System to market in the United States and to execute our business plan successfully is subject to the following risks, among others:

•
Our clinical trials may not succeed.  Clinical testing is expensive and can take longer than originally anticipated.  The outcomes of clinical trials are uncertain, and failure can occur at any stage of the testing.   We could encounter unexpected problems, which could result in a delay in efforts to complete clinical trials supporting our commercialization efforts.

•
The TearLab® Osmolarity System is rated under a CLIA waiver certification which requires our customers to be certified under the CLIA waiver requirements, including certain parallel state requirements.  If our customers are unwilling or unable to comply with such requirements, it could have an adverse effect on our ability to market the TearLab Osmolarity System in the United States.

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

•
Even though we were successful in obtaining the sought-after FDA approvals, we may be unable to commercialize the TearLab® Osmolarity System successfully in the United States.  Successful commercialization will depend on a number of factors, including, among other things, achieving widespread acceptance of the TearLab Osmolarity System among physicians, establishing adequate sales and marketing capabilities, addressing competition effectively, the ability to obtain and enforce patents to protect proprietary rights from use by would-be competitors, key personnel retention and ensuring sufficient manufacturing capacity and inventory to support commercialization plans.

If we are subject to regulatory enforcement action as a result of our failure to comply with regulatory requirements, our commercial operations would be harmed.

While we received the 510(k) clearance and CLIA waiver that we were seeking, we will be subject to significant ongoing regulatory requirements, and if we fail to comply with these requirements, we could be subject to enforcement action by the FDA or state agencies, including:

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

We purchase each of the key components of the TearLab® Osmolarity System from single third-party suppliers.  Our supplier may not provide the components or other products needed by us in the quantities requested, in a timely manner or at a price we are willing to pay.  In the event we were unable to renew our agreements with our supplier or they were to become unable or unwilling to continue to provide important components in the required volumes and quality levels or in a timely manner, or if regulations affecting the components were to change, we would be required to identify and obtain acceptable replacement supply sources.  We may not be able to obtain alternative suppliers or vendors on a timely basis, or at all, which could disrupt or delay, or halt altogether, our ability to manufacture or deliver the TearLab Osmolarity System.  If any of these events should occur, our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

Maintaining proper and effective internal controls will require substantial management time and attention and may result in our incurring substantial incremental expenses, including with respect to increasing the breadth and depth of our finance organization to ensure that we have personnel with the appropriate qualifications and training in certain key accounting roles and adherence to certain control disciplines within the accounting and reporting function.  Any failure in internal controls or any errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.

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

ITEM 2.            Properties.

Our world-wide headquarters, occupying approximately 6,500 square feet and used for administrative, sales, marketing, research and development, and finance activities, is located in San Diego, California. The current arrangement ends on June 30, 2015 but the Company has the option to terminate the lease at the end of June 2013. The total future minimum obligation under this lease is $125,000 for 2012.

We believe that the San Diego, California facility is suitable and adequate to support our current operations.  We believe that if our existing facilities are not adequate to meet our business requirements long-term, additional space will be available on commercially reasonable terms.

ITEM 3.            Legal Proceedings.

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 4.            Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.            Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock trades on the NASDAQ Capital Market ("NASDAQ") under the symbol "TEAR" and the Toronto Stock Exchange ("TSX") under the symbol "TLB".

The following table sets forth the range of high and low sales prices per share of our common stock on both the NASDAQ and the TSX for the fiscal periods indicated.

	Common Stock Prices
	Fiscal 2011				Fiscal 2010
	High		Low		High		Low
NASDAQ Capital Market
First Quarter		$2.90		$1.34		$5.14		$0.90
Second Quarter		2.20		1.62		3.10		1.88
Third Quarter		2.05		0.88		2.92		1.76
Fourth Quarter		2.25		0.78		3.25		2.05
TSX
First Quarter	C$	2.97	C$	1.45	C$	5.16	C$	1.02
Second Quarter		2.12		1.48		3.06		2.10
Third Quarter		2.00		0.95		2.98		1.95
Fourth Quarter		2.26		0.75		3.33		2.07

The closing share price for our common stock on March 16, 2012 as reported by NASDAQ, was $2.71.  The closing share price for our common stock on March 16, 2012, as reported by TSX was C$2.65.

As of March 15, 2012, there were approximately 125 stockholders of record of our common stock.

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

Pursuant to the terms of an amended and restated agency agreement, or the Canadian Placement Agency Agreement, dated as of January 8, 2010, by and between the Company and Marchant Securities Inc., or Marchant, Marchant acted as the Canadian placement agent in connection with the private placement.  Under the Canadian Placement Agency Agreement, Marchant was issued a number of shares of our common stock as a placement fee equal to the quotient of: (A) 9% of the aggregate purchase price of shares sold at such closing to investors who are resident in Canada, and (B) the closing consolidated bid price per share on the NASDAQ Capital Market immediately prior to such closing.  As a result, we issued a total of 101,548 shares of our common stock to Marchant in connection with the private placement as consideration for its services in connection therewith.

The shares were offered in the United States to “accredited investors” pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended, or the Securities Act, afforded by Regulation D promulgated thereunder, in Canada to “accredited investors” in reliance on National Instrument 45-106 – Prospectus and Registration Exemptions and in Canada and other jurisdictions outside of the United States in reliance on Regulation S promulgated under the Securities Act.

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

On June 30, 2011, the Company sold 3,846,154 shares of its common stock and warrants to purchase approximately 3,846,154 shares of its common stock for gross proceeds of approximately $7,000,000.  The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and a warrant to purchase one share of common stock).  The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time until June 30, 2016. On March 15, 2012, 1,373,700 warrants were exercised for gross proceeds of $2,555,000.

Repurchases of Equity Securities

None.

Equity Compensation Plans Information

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock to the cumulative return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Medical Equipment Index for the period beginning December 9, 2004, and ending on December 31, 2011.  The graph assumes that $100 was invested on January 1, 2006, and assumes reinvestment of dividends.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6.            Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements, the related notes thereto and the information contained in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Year Ended December 31,
	2007	2008	2009	2010	2011

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$92	$458	$869	$1,701	$2,124
Cost of goods sold	2,398	163	568	849	1,626
Gross profit (loss)	(2,306)	295	301	852	498
Operating expenses
Amortization of intangible assets	2,577	1,207	1,215	1,215	1,215
General and administrative	5,528	4,233	3,245	3,753	3,842
Clinical, regulatory and research and development	8,675	2,965	1,121	1,365	1,304
Sales and marketing	1,413	820	646	1,463	2,195
Impairment of intangible asset	20,923	—	—	—	—
Restructuring charges	1,313	2,441	—	—	—
Total operating expenses	40,429	11,666	6,227	7,796	8,556
Other income (expense)	2,769	1,665	(362)	261	(751)
Loss from continuing operations before income taxes	(39,966)	(9,706)	(6,288)	(6,683)	(8,809)
Recovery of income taxes	5,566	338	1,903	—	—
Loss from continuing operations	(34,400)	(9,368)	(4,385)	(6,683)	(8,809)
Loss from discontinued operations	(35,429)	—	—	—	—
Net loss	$(69,829)	$(9,368)	$(4,385)	$(6,683)	$(8,809)
Per Share Data:
Loss from continuing operations per share — basic and diluted	$(15.19)	$(2.29)	$(0.44)	$(0.47)	$(0.50)
Loss from discontinued operations per share — basic and diluted	(15.64)	—	—	—	—
Net loss per share — basic and diluted	$(30.83)	$(2.29)	$(0.44)	$(0.47)	$(0.50)
Weighted average number of shares used in per share calculations — basic and diluted	2,265	4,084	9,855	14,098	17,745

	As of December 31,
	2007	2008	2009	2010	2011

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents of continuing operations	$2,236	$2,565	$106	$2,726	$2,807

Working capital (deficiency) of continuing operations	(997)	1,550	(2,132)	420	(767)

Total assets of continuing operations	15,313	13,405	9,733	11,535	10,538

Convertible notes payable and accrued interest (including current portion due to stockholders)	33	23	1,281	1,697	28
Total liabilities of continuing operations	6,358	3,446	2,976	3,658	5,018

Non-controlling interest	4,954	―	―	―	―
Contingently redeemable stock	―	250	—	—	―
Common stock	2	10	10	15	20
Additional paid-in capital	362,287	377,356	378,790	386,588	393,035
Accumulated deficit	(358,289)	(367,657)	(372,043)	(378,726)	(387,535)
Total stockholders' equity	4,000	9,709	6,757	7,877	5,520

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

On May 19, 2009, we announced that we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA.  The 510(k) clearance allows us to market the TearLab Osmolarity System to those reference and physician operated laboratories with CLIA certifications allowing them to perform moderate and high complexity tests.  Considering that most of our target customers currently are eye care practitioners without such certifications, it was necessary that we obtained a CLIA waiver from the FDA for the TearLab Osmolarity System as well as assisting our customers in obtaining their moderate complexity CLIA certification or providing them with support from certified professionals.  A CLIA waiver greatly reduces the regulatory compliance for our customers  Until we receive the CLIA Waiver Certification, doctors using the TearLab Osmolarity System must be certified under themoderate complexity CLIA certification.

On March 4, 2011, the Company announced that it was in receipt of a communication from the FDA indicating that the data submitted by the Company was not sufficient to gain approval of its CLIA waiver categorization application for the TearLab® Osmolarity System. The Company appealed to the FDA and on December 5, 2011, we announced that we had received a communication from the FDA indicating that, based on a supervisory review of the Company’s appeal, the FDA had granted our petition for a waiver under CLIA for the TearLab Osmolarity System. On January 23, 2012, we announced that after reviewing and accepting labeling submitted to it by the Company, the FDA had granted the waiver categorization under CLIA for the TearLab Osmolarity System.

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

On October 19, 2010 we announced that a unique new Current Procedural Terminology, or CPT, code that will apply to the TearLab® Osmolarity test had been published by the American Medical Association, or AMA. The new code became effective January 1, 2011. The new CPT code for the TearLab Osmolarity test is: 83861; Microfluidic analysis utilizing an integrated collection and analysis device, tear osmolarity (For microfluidic tear osmolarity of both eyes, report 83861 twice).  This code falls under the Chemistry sub-section of the Pathology and Laboratory section of the CPT Codebook and was listed under the 2010 Clinical Laboratory Fee Schedule by the Centers for Medicare and Medicaid Services, or CMS.  Reimbursement by CMS was set at $24.01 per eye and was only available for offices that had a Moderate Complex CLIA certificate. Under the 2011 Clinical Laboratory Fee Schedule listed by CMS the reimbursement rate was reduced to $23.58 and was applicable to a majority of states in the U.S. On December 13, 2011, we announced that CMS published instructions for updates to the clinical laboratory fee schedule for 2012, including a revised reimbursement rate for the TearLab® Osmolarity Test, effective January 1, 2012.  The payment code of 83861 that currently applies to the TearLab Osmolarity Test will be cross-walked or paired with code 84081.  At current 2012 reimbursement rates, payment code 83861 would be reimbursed in every state by CMS at $23.40 per eye. This decision by CMS provides level reimbursement for and equal access to the TearLab Osmolarity Test across all states which was not the case in 2011.

Our success is highly dependent on our ability to increase sales of our testing platform in European and other countries recognizing the CE mark, in Canada where we have a Medical Device License and with our receipt of the CLIA waiver early in 2012 which will enable us to begin full commercialization efforts in the United States.  Meeting these objectives requires that we have sufficient capital to fund our operations.  Our working capital deficit of $767,000 as of December 31, 2011 is insufficient to fund our planned operations and our ability to  generate increased revenues is uncertain. If our revenues do not increase sufficiently to meet operational needs we will be required to raise additional capital to fund our operations. We have sufficient cash to fund our operations at current levels until approximately the fourth quarter of 2012. We continue to actively evaluate and pursue various finacing possibilities at this time.

Recent Developments

On June 13, 2011, the Company issued 1,629,539 shares of its common stock and warrants  to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations in the aggregate amount of $2,149,000, with associated issuance costs of $41,000 charged as issuance costs.  The exercise price of the warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.

On June 30, 2011, the Company sold 3,846,154 shares of its common stock and warrants to purchase approximately 3,846,154 shares of its common stock for gross proceeds of approximately $7,000,000.  The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and a warrant to purchase one share of common stock).  The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time until June 30, 2016. On March 15, 2012, a total of 1,373,700 warrants were exercised generating gross proceeds of $2,555,000.

On December 5, 2011, we announced that we had received a communication from the FDA indicating that, based on a supervisory review of the Company’s appeal, The Agency had granted its petition for a waiver under CLIA for the TearLab Osmolarity System. On January 23, 2012, we announced that after reviewing and accepting labeling submitted to it by the Company, the FDA had granted the waiver categorization under CLIA for the TearLab Osmolarity System. The CLIA waiver reduces the regulatory paperwork for customers. Achieving the CLIA waiver status resulted in the accrual of bonuses, related to achieving the CLIA waiver status, for management of $550,000. Management has agreed that subject to the approval of an increase in the Company’s stock incentive pool by shareholders, the payment of the CLIA bonus will be in the form of equity.

On December 13, 2011, we announced that CMS has published instructions for updates to the clinical laboratory fee schedule for 2012, including a revised reimbursement rate for the TearLab® Osmolarity Test, effective January 1, 2012. The payment code of 83861 that currently applies to the TearLab Osmolarity Test will be cross-walked or paired with code 84081.  At current 2012 reimbursement rates, payment code 83861 would be reimbursed in every state by CMS at $23.40 per eye. This decision by CMS provides level reimbursement for and equal access to the TearLab Osmolarity Test across all states which was not the case in 2011.

RESULTS OF OPERATIONS

Revenues, Cost of Goods Sold and Gross Margin

For the years ended December 31,
(in thousands)

	2011	Change	2010	Change	2009
Revenue
TearLab	$2,124	25%	$1,701	96%	$869
Cost of goods sold
TearLab	$1,626	92%	$849	49%	$568
Gross margin	$498	(42)%	$852	183%	$301

Percentage of total revenues	23%		50%		35%

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

We are working with our established distributors in Europe and Asia to increase sales. The ability for re-imbursement to be obtained in many of those countries where we have distributors will facilitate our ability to increase sales and stimulate the commercialization process. We intend to expand our distribution network to include additional European, Asian and Latin American countries in the future.  In countries where we have distributors, we are supporting physicians in local clinical trials and in providing them with the required guidance to understand the relationship between DED and osmolarity and how to manage their patients with objective diagnostic data.

Having received 510(k) approval from the FDA in the United States, we have begun selling to customers in the United States who hold CLIA moderate and high complexity certificates and actively supported and assisted our customers to obtain their moderate complexity CLIA certificates or provided them with support from certified professionals. Having obtained a CLIA waiver certificate in early 2012, we will continue to actively support our customers in obtaining their CLIA waiver documentation which will allow us to sell our product to the approximately 50,000 eye care practitioners in the United States that are candidates to operate under a CLIA waiver certification.

Having received a medical device license from Health Canada in December 2009, we have been selling the TearLab® Osmolarity Systems into Canada via a distributor in 2010 and 2011  and have established a co-operative marketing agreement with AMO Canada to market our product and support the sale of AMO drugs related to DED in Canada.

We believe that it is important that eye care professionals in the United States develop a clinical understanding of the TearLab Osmolarity System. In December 2009, we put in place a program to facilitate this education process in which we provide customers with test cards to allow them to perform initial studies to determine the prevalence of dry eye disease in their practices. As a result of this program, clinical trial costs will increase to reflect the free cards being provided for clinical trial purposes.

  During the years ended December 31, 2011, 2010 and 2009, the Company recognized revenue from the sale of TearLab equipment of $2,124,000, $1,701,000 and $869,000, respectively.

Cost of Goods Sold

Cost of goods sold includes the product costs of goods sold and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.  Also included in TearLab costs of goods sold for the years ended December 31, 2011 and 2009 were inventory reserve costs for excess inventory of $490,000 and $56,000, respectively.

Gross Margin

During fiscal 2011 as compared with fiscal 2010, our combined gross margin percentage decreased from 50% to 23% primarily due to the recording of a $490,000 excess inventory reserve, offset by higher level of North American sales volume.

During fiscal 2010 as compared with fiscal 2009, our combined gross margin increased from 35% to 50% due to a 96% increase in sales over fiscal 2009, as well as a charge to record a provision for excess TearLab inventory of $56,000 in 2009 that was not repeated in fiscal 2010.

Operating Expenses

For the years ended December 31,
(in thousands)

	2011	Change	2010	Change	2009
Amortization of intangible assets	$1,215	0%	$1,215	0%	$1,215
General and administrative	3,842	2%	$3,753	16%	$3,245
Clinical, regulatory and research and development	1,304	(4)%	1,365	22%	1,121
Sales and marketing	2,195	50%	1,463	126%	646
Total operating expenses	$8,556	10%	$7,796	25%	$6,227

Amortization of Intangible Assets

Amortization expense of intangible assets remained unchanged for the years ended December 31, 2011, 2010, and 2009, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

General and Administrative Expenses

General and administrative expenses increased by $89,000 or 2% during the year ended December 31, 2011, as compared with fiscal 2010. Employee salary expense increased by $695,000 (including a CLIA bonus accrual of $238,000), professional fees related to various corporate activities increased by $186,000 and were offset by non-cash stock option expense which decreased by $711,000 in the current year.

General and administrative expenses increased by $508,000 or 16% during the year ended December 31, 2010, as compared with fiscal 2009. Non-cash stock option and director fees increased by $692,000 in fiscal 2010, offset by a $410,000 reduction in salary expense for executive compensation.  Additionally, operations and overhead costs of the manufacturing oversight department increased by $135,000 over fiscal 2009, along with increases in employee bonuses and professional services of $54,000 and $25,000, respectively, due to increased headcount and operational activities related to maintaining the TearLab commercial product.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development

Clinical, regulatory and research and development expenses decreased by $61,000 or 4% during the year ended December 31, 2011, as compared with fiscal 2010.    Non-cash stock options expense related to consultants decreased by $77,000, along with a one-time credit for clinical trials of $50,000. Employee related compensation and bonus costs increased by $33,000 (including a CLIA bonus accrual of $162,000).

Clinical, regulatory and research and development expenses increased by $244,000 or 22% during the year ended December 31, 2010, as compared with fiscal 2009.  Costs related to product development and patent expense increased by $57,000 over fiscal 2009, along with a $160,000 increase in employee and consultant related costs primarily related to bonuses.  Additionally, regulatory costs in support of the Company’s goal of obtaining CLIA waiver certification increased by $30,000 over fiscal 2009.

Sales and Marketing Expenses

Sales and marketing expenses increased by $732,000 or 50% during the year ended December 31, 2011, as compared with fiscal 2010 driven by the Company’s commercialization efforts in the United States. The increase is due to $283,000 in sales and business development costs associated with the commercialization of the TearLab product in the United States that were not present in the prior year.  Additionally there was a net $310,000 increase in marketing advertising and travel expense, reflecting additional marketing production and trade show activity over the prior year period. Also there was an accrual of $150,000 related to the CLIA bonus.

Sales and marketing expenses increased by $817,000 or 126% during the year ended December 31, 2010, as compared with fiscal 2009 driven by the Company’s commercialization efforts in the United States. The increase is due to $579,000 in sales and business development costs that were not present in fiscal 2009.  Additionally there was a net $156,000 increase in marketing advertising and travel expense, reflecting additional marketing production and trade show activity over fiscal 2009 and a net increase of $82,000 in employee and consultant related costs over fiscal 2009.

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

Other Income (Expense), Net

For the years ended December 31,
(in thousands)

	2011	Change	2010	Change	2009
Interest income	$6	(71)%	$21	600%	$3
Changes in fair value of warrant obligation	94	(87)%	701	1,198%	54
Warrant issue costs	(303)	(100)%	—	N/M *	—
Interest expense	(95)	55%	(210)	(126)%	(93)
Amortization of financing costs and beneficial conversion features	(402)	(76)%	(228)	25%	(303)
Other expense	(51)	(122)%	(23)	0%	(23)
	$(751)	(388)%	$261	172%	$(362)

*N/M – Not meaningful

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.  The fluctuations in interest income during years ended December 31, 2011, 2010 and 2009, are due to fluctuations in the Company’s average cash and variations in average interest rates.

Changes in Fair Value of Warrant Obligation

The Company has a total of 4,087,026 warrants subject to fair value re-measurement each quarter until the warrants have been fully exercised or have expired. A decrease of $94,000 in the fair value of warrant obligations is recorded as a gain in other income for the year ended December 31, 2011, the primary drivers of this change being a change in Black-Scholes valuation inputs for our reduced stock price and lower remaining term outstanding. Decreases of $701,000 and $54,000 were recorded as gains in other income for the years ended December 31, 2010 and 2009, respectively, for similar reasons.

Interest Expense

In the third quarter of 2009, the Company closed an agreement with certain investors whereby the investors agreed to provide financing, or the Financing, to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.75 million.  The convertible secured notes, or the Notes, evidencing the Financing, were to mature on the second anniversary of their issuance, bearing interest at a rate of 12% per annum and were convertible into shares of the Company’s common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to maturity.  On June 13, 2011, the Notes were converted to common stock, with interest expense of $95,000, $210,000, and $93,000 recorded for the years ended December 31, 2011, 2010, and 2009, respectively.

Amortization of Finance Costs

As a result of the financing that the Company completed in July and August 2009, or the Financing, and which resulted in the purchase of $1.75 million in convertible secured notes by the investors, or the Notes, investors were in a position to convert the Notes at a conversion price of $1.3186 per share at a time when the common shares of the Company were trading at $1.75 (July 15th) and $1.70 (August 31st) providing them with a beneficial conversion feature. The Company valued this feature as $728,000 and the amortization of this amount was expensed over the term of the Notes until conversion in June 2011. As such, amortization expense for the years ended December 31, 2011, 2010, and 2009 was $314,000, $177,000 and $236,000, respectively.

Investors in the Financing received 109,375 warrants at an exercise price of $1.60 upon conversion of the Notes. The Company valued these warrants using the Black-Scholes value model at a value of $163,000. The amortization of this amount was recorded over the term of the Notes until they were converted in June 2011 and amounted to $69,000, $41,000 and $53,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Issuance costs of the Financing totaled $87,000 and have been allocated to cost of equity and to deferred finance charges. The amortization of deferred finance charges was recorded over the term of the Notes until they were converted in June 2011 and amounted to $19,000, $10,000 and $14,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Other Income (Expense)

Other expense for the year ended December 31, 2011 consists primarily of foreign exchange loss of $29,000 due to exchange rate fluctuations on our foreign currency transactions, along with a one-time adjustment of $20,000 related to an assessment by a Canadian government entity.

Other expense for the year ended December 31, 2010 consists primarily of foreign exchange loss of $34,000 due to exchange rate fluctuations on our foreign currency transactions, offset by a gain totaling $7,000 for the disposal of fixed assets.

Other expense for the year ended December 31, 2009 consists primarily of a charge of $26,000 for the write-off of retainer fees.

Recovery of Income Taxes

For the years ended December 31,
(in thousands)

	2011	Change	2010	Change	2009
Recovery of income	$—	0%	$—	(100)%	$1,903

In the year ended December 31, 2009 tax losses benefitted were $1,322,000, while in the year ended December 31, 2011 and 2010 tax losses were no longer benefitted as tax losses benefitted fully offset deferred tax liability balances.

In the year ended December 31, 2009, amortization of deferred tax liabilities of $581,000 was recorded as a recovery of income taxes while in 2010, all amortization of deferred tax liabilities (i.e. $557,000) was completely offset by the reversal of previously benefitted tax losses.

To date, we have recognized income tax benefits in the aggregate amount of $2.3 million net of any reversals associated with the recognition of the deferred tax asset from the availability of net operating losses in the United States which may be utilized to reduce taxes in future years.  The benefits associated with the balance of the net operating losses are subject to a full valuation allowance since it is not more likely than not that these losses can be utilized in future years.

Liquidity and Capital Resources

	As of December 31,
	($ in thousands)
	2011	2010
Cash and cash equivalents	$2,807	$2,726
Percentage of total assets	27%	24%
Working capital (deficiency)	$(767)	$420

Financial Condition

Management believes that subsequent to the receipt of funds from the March 15, 2012 warrant exercise, we have sufficient cash to fund our operations at current levels through approximately the fourth quarter of 2012.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties.  Actual results could vary as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.  Our future funding requirements will depend on many factors, including but not limited to:

•	whether government and third-party payers agree to reimburse the TearLab® Osmolarity System;

•	whether eye care professionals engage in the process of obtaining their CLIA waiver certification;

•	the costs and timing of building the infrastructure to market and sell the TearLab Osmolarity System;

•	the cost and results of continuing development of TearLab Corp.'s TearLab Osmolarity System;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

•
Our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the US dollar and Australian dollar may be material. In 2011, exchange rate incurred to purchase Australian dollar to pay our Australian supplier fluctuated from $1.00 AUD = $0.99 USD to $1.08 USD.

At the present time, our only product is the TearLab Osmolarity System, and although we have received 510(k) approval from the FDA and a CLIA waiver approval from the FDA, at this time, we do not know when we can expect to begin to generate significant revenues from the TearLab Osmolarity System in the United States.

We will need additional capital in approximately November 2012 and our prospects for obtaining that capital are uncertain. Additional capital may not be available on terms favorable to us, or at all.  In addition, future financings could result in significant dilution of existing stockholders.  However, unless we succeed in raising additional capital, we anticipate that we will be unable to continue our operations beyond approximately November 2012.

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

Additionally on March 18, 2010, we closed a registered direct financing in which 1,552,795 shares of common stock and warrants to purchase 621,118 shares of common stock for gross proceeds of approximately $5,000,000 were purchased.  The investors purchased the shares and warrants for $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The exercise price of the warrants is $4.00 per share. The warrants are exercisable at any time during the period commencing on September 19, 2010 and ending on September 19, 2011. These warrants were not exercised and expired at the end of the period.

On June 13, 2011, the Company issued 1,629,539 shares of its common stock and warrants to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations in the aggregate amount of $2,149,000, with associated issuance costs of $41,000.  The exercise price of the warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The warrants have a five year life and to date no warrants have been exercised.

On June 30, 2011, we closed a private placement financing in which 3,846,154 shares of common stock and warrants to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000 were purchased.  The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock).  The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time until June 30, 2016. On March 15, 2012, 1,373,700 of the warrants associated with the June 30, 2011 private placement financing, were exercised for gross proceeds of $2,555,000.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents and  cash generated from increased revenues, will be sufficient to sustain our operations until approximately the fourth quarter of 2012.   We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the debt and equity financing,  the collection of accounts receivable and, to a lesser degree, interest income on our cash balances.  Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks.  In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

	Years ended December 31,
	(in thousands)
	2011	Change	2010	Change	2009
Cash used in operating activities	$(5,974)	$(1,434)	$(4,540)	$(442)	$(4,098)
Cash used in investing activities	(156)	(101)	(55)	(31)	(24)
Cash provided by financing activities	6,211	(1,004)	7,215	5,552	1,663
Net increase (decrease) in cash and cash equivalents during the year	$81	$(2,539)	$2,620	$5,079	$(2,459)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the year ended December 31, 2011 was $5,974,000 which is lower than our net loss of $8,809,000 primarily due to non-cash charges.  The non-cash charges which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, accrued interest on the convertible debt funding, amortization of deferred financing charges, warrants & beneficial conversion values, advisory fees paid in common shares and stock-based compensation expense in the aggregate total of $2,625,000 offset partially by income arising from the revaluation of obligation under warrants of $94,000. The net loss was increased by cash costs of $303,000 for issue costs of warrants in the June 2011 private placement financing.

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

The net change in non-cash working capital and non-current asset balances related to operations for the years ended December 31, 2011, 2010 and 2009 consists of the following (in thousands):

	2011	2010	2009
Accounts receivable	(29)	(163)	184
Due from related parties	126	(130)	—
Inventory	(343)	(359)	(48)
Prepaid expenses	132	16	(22)
Other current assets	4	17	(9)
Other non-current assets	—	100	(170)
Accounts payable	(135)	(95)	133
Accrued liabilities	374	347	2
Deferred revenue	(128)	(23)	(87)
Due to stockholders	—	(10)	15
	$1	$(300)	$(2)

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

•
Accounts receivable increased in both 2011 and 2010 as a result of increased revenues in both 2011 and 2010 related to sales of the TearLab® Osmolarity System while improved collections of outstanding receivables in 2009 resulted in a decrease from 2008 to 2009.

•	Inventory increased in each of 2011, 2010 and 2009 primarily due to the increase in inventory purchases to support the projected ramp up in commercialization of the TearLab products.

•	Prepaid expenses decreased in 2011 from 2010 primarily due to the timing of annual payments made, termination of prepaid advisory agreements and reduced prepaid insurance costs.

•	Non-current assets decreased 2010 from 2009 reflecting 2009 expenditures incurred related to 2010 fundraising transactions being applied in 2010 and as a result of non-current assets becoming current.

•	Accounts payable movement year over year is primarily due to the timing of payment cycles and the increase in commercial activities.

•
Accrued liabilities have increased in 2011 as a result of the CLIA bonus accrued as a result of the TearLab achieving CLIA waiver status for the TearLab® Osmolarity System offset by the  payment of advisory agreement fees in 2011 and increased in 2010 primarily as a result of increased accruals for amounts due to employees and increased levels of operations in line with increased commercialization efforts, while 2009 accured liability levels were consistent with 2008.

•	Decrease in deferred revenue in 2011, 2010 and 2009 arose from the amortization of licensing fees and from the shipment of product previously paid for.

Cash used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 was $156,000, $55,000 and $24,000, respectively, used to acquire fixed assets, net of disposals.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was $6,211,000 and is made up primarily of $7,000,000 raised during 2011 from the issuance of common stock in a PIPE transaction, offset by $789,000 in financing fees and fees for services related to the PIPE transaction.

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

Borrowings

As of December 31, 2010, we had a balance of $1,669,000 in convertible notes payable and accrued interest arising from an agreement with investors in July and August of 2009, (as described in Note 8 in the Notes to the financial statements). The convertible notes payable and accrued interest were converted into common shares in the second quarter of 2011. There are no other outstanding long-term debt or balances available under credit agreements.

Contractual Obligations and Contingencies

The following table (in thousands) summarizes our contractual commitments as of December 31, 2011 and the effect those commitments are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Purchase commitments	$28,110	$2,541	$15,062	$10,507
Operating leases	450	128	258	64
Royalty payments	1,120	70	140	910
Total	$29,680	$2,739	$15,460	$11,481

Purchase commitment obligations represent our contractually obligated minimum purchase requirements as outlined in a manufacturing and development agreement for test cards for the Company.  The agreement is denominated in AUD and as such actual amounts paid in USD may differ.

Off-Balance-Sheet Arrangements

As of December 31, 2011, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Subsequent to its launch in the fourth quarter of 2008, the Company’s revenues have been derived from sales of the TearLab® Osmolarity System for DED which consists of hardware and related disposables.  The Company’s sales are currently to countries in North America, Europe, and Asia, and are generally transacted through distributors outside of the United States.  The Company records revenue when all of its obligations are completed which is generally upon shipment of the Company’s products. The Company also collectes rental revenues on the leases of the TearLab® Osmolarity Systems. Rental revenue is recognized on a monthly basis over the contractual lease term.

The Company enters into contracts where revenue is derived from multiple deliverables containing a mix of products, which generally includes the right to use a TearLab Osmolarity System and sales of a fixed number of test cards. The Company either sells readers and test cards as a combined unit with no future commitments on behalf of the client or allows the customer to use the readers if the customer fulfills the minimum purchase obligation, typically over a three year period. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable.

In order to establish VSOE of selling price, the Company must regularly sell the product or service on a stand-alone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there are not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then the Company considers whether third party evidence can be used to establish selling price. If neither VSOE nor third party evidence of selling price exists, the Company determines its best estimate of selling price using average selling prices over a rolling 12-month period coupled with an assessment of current market conditions. If the product has no history of sales or if the sales volume is not sufficient, the Company relies upon prices set by the Company’s pricing policy. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

Considering that test cards are essential to the operation of a Tearlab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2011 do not meet criteria for separation under the multiple-element arrangements guidance.

Accounts receivable and allowance for doubtful accounts

The Company’s accounts receivable consist primarily of trade receivables from customers and are generally unsecured and due within 30 days.  The Company evaluates the collectability of its accounts receivable based on a combination of factors.  Expected credit losses related to trade receivables are recorded as an allowance for doubtful accounts in the Consolidated Balance Sheets as of December 31, 2011 and 2010.  The allowance for doubtful accounts is charged to sales and marketing expense and accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. The carrying value of accounts receivable approximates their fair value due to their short term nature.  To date, charges for bad debt expense have not been material.

Inventory Valuation and reserves

Inventory is recorded at the lower of cost (based on first in, first out basis) or market and consists of finished goods. Inventory is periodically reviewed for evidence of slow-moving or obsolete items, and the estimated reserve is based on management's reviews of inventories on hand, compared to estimated future usage and sales, reviewing product shelf-life, and assumptions about the likelihood of obsolescence. The Company has entered into a long term purchase commitment to buy the test cards from MiniFAB. The purchase commitment contains required minimum annual purchases. As part of our consideration of excess or obsolete inventory, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards in its analysis of any inventory reserve needed. The usage of the minimum purchase commitment is predicated upon significant increases in revenues from TearLab products as compared to 2011 and prior years.

As of December 31, 2011, 2010 and 2009, we had inventory reserves of $601,000, $116,000 and $124,000, respectively.  During the years ended December 31, 2011, 2010 and 2009, we recognized a provision for excess and obsolete inventory of $490,000, $0 and $56,000, respectively, and recovery of $5,000, $8,000 and $0, respectively. At December 31, 2011, we estimated that we would fully utilize the minimum commitment of cards and that a provision for future loss was not required.

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

At December 31, 2011, the net book value of identifiable intangible assets that are subject to amortization totaled $5,924,000 and the net book value of fixed assets totaled $199,000.

We determined that, as of December 31, 2011 and 2010, there have been no significant events which may have affected the carrying value of TearLab® technology.  However, our prior history of losses and losses incurred during the current fiscal year reflects a potential indication of impairment, thus requiring management to assess whether TearLab Research, Inc.'s technology was impaired as of December 31, 2011 and 2010.  Based on management's estimates of forecasted undiscounted cash flows as of December 31, 2011 and 2010, we concluded that there was no indication of an impairment of the TearLab technology in either fiscal period.

Stock-based Compensation

We use the fair value method to account for share-based payments in accordance with the authoritative guidance for stock compensation. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model, or Black-Scholes model, that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company's computation of expected volatility is based on the historical volatility of the Company's common stock over a period of time equal to the expected term of the stock options. Due to the lack of sufficient historical data, the Company's computation of expected life was estimated using the "short-cut approach" as provided in SAB No. 110 as options granted by the Company meet the criteria of "plain vanilla" options as defined in SAB No. 110.  Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period.  The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. Since we do not expect to pay dividends on our common stock in the foreseeable future, we estimated the dividend yield to be 0%. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate pre-vesting forfeitures based on our historical experience.

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

As of December 31, 2011, $1.350 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.95 years.

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions occurred in 2007, 2010 and 2011. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.  Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to remeasurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model as described in the stock-based compensation section above, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. There is a moderate degree of subjectivity involved when using option pricing models to estimate warrant liability and the assumptions used in the Black-Scholes option-pricing model are moderately judgmental.

Income Taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Rules under Section 382 of the U.S. Internal Revenue Code may substantially reduce our ability to utilize prior tax losses.

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences.  We recognize the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date.  A valuation allowance is established when it is "more likely than not" the future realization of all or some of the deferred tax assets will not be achieved. For further explanation of our provision for income taxes, see Note 6, “Income Taxes”.

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8.

ITEM 7A.          Quantitative and Qualitative Disclosures about Market Risk.

Currency Fluctuations and Exchange Risk

All of our sales are denominated in U.S. dollars, while a minor portion of our expenses are in Canadian dollars and Australian dollars.  Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar or Australian dollar against the U.S. dollar.  Any strengthening of the Canadian dollar or Australian dollar in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in both Canadian dollars and Australian dollars to meet short term operational operating requirements.  Based on the balances in the Canadian dollar and Australian dollar denominated bank accounts at December 31, 2011, hypothetical increases of $0.01 in the value of the Canadian dollar and the Australian dollar in relation to the U.S. dollar would not have a material impact on our results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in savings or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the year ended December 31, 2011 would reduce interest income by under $10,000.

ITEM 8.                      Financial Statements and Supplementary Data.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of TearLab Corp.

We have audited the accompanying consolidated balance sheets of TearLab Corporation and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TearLab Corporation and its subsidiaries at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that TearLab Corporation will continue as a going concern. As more fully described in Note 1, the Company's recurring losses from operations and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note  1. The December 31, 2011 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

San Diego, California
March 30, 2012

TearLab Corp.

CONSOLIDATED BALANCE SHEETS
(expressed in thousands except number of shares)

	As of December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$2,807	$2,726
Accounts receivable	341	312
Due from related parties	4	130
Inventory	898	555
Prepaid expenses	190	322
Other current assets	11	33
Total current assets	4,251	4,078
Fixed assets, net	199	126
Patents and trademarks, net	164	192
Intangible assets, net	5,924	7,139
Total assets	$10,538	$11,535
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$218	$353
Accrued liabilities	1,815	1,441
Due to stockholders	28	28
Deferred revenue	—	128
Obligations under warrants	2,957	39
Convertible notes payable and accrued interest	—	1,669
Total current liabilities	5,018	3,658

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred Stock, $0.001 par value, 10,000,000 authorized, none outstanding	—	—
Common Stock, $0.001 par value, 65,000,000 authorized , 20,414,993 issued and outstanding at December 31, 2011 and 40,000,000 authorized, 14,775,366 issued and outstanding at December 31, 2010	20	15
Additional paid-in capital	393,035	386,588
Accumulated deficit	(387,535)	(378,726)
Total stockholders' equity	5,520	7,877
Total liabilities and stockholders’ equity	$10,538	$11,535

TearLab Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in thousands except number of shares and per share amounts)

	Years ended December 31,
	2011	2010	2009

Revenue	$2,124	$1,701	$869
Cost of goods sold (excluding amortization of intangibles)	1,626	849	568
Gross profit	498	852	301
Operating expenses
Amortization of intangibles assets	1,215	1,215	1,215
General and administrative	3,842	3,753	3,245
Clinical, regulatory and research & development	1,304	1,365	1,121
Sales and marketing	2,195	1,463	646
Total operating expenses	8,556	7,796	6,227
Loss from operations	(8,058)	(6,944)	(5,926)
Other income (expenses)
Interest income	6	21	3
Changes in fair value of warrant obligations	94	701	54
Interest expense	(95)	(210)	(93)
Amortization of deferred financing charges, warrants & beneficial conversion values	(705)	(228)	(303)
Other, net	(51)	(23)	(23)
Total other income (expense), net	(751)	261	(362)
Loss before income taxes	(8,809)	(6,683)	(6,288)
Recovery of income taxes	—	—	1,903
Net loss	$(8,809)	$(6,683)	$(4,385)
Weighted average number of shares outstanding – basic and diluted	17,744,736	14,097,973	9,855,045
Net loss per common share – basic and diluted	$(0.50)	$(0.47)	$(0.44)

TearLab Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in $000’s except number of shares)

	Common stock		Additional paid-in capital	Accumulated deficit	Stockholders' equity
	Shares	Amount
Balance, December 31, 2008	9,708,780	$10	$377,356	$(367,658)	9,708
Stock-based compensation	—	—	519	—	519
Shares issued in negotiated settlement	38,276	—	110	—	110
Warrant value associated with convertible debt financing	—	—	163	—	163
Beneficial conversion feature value associated with convertible debt financing	—	—	436	—	436
Issue costs of the warrants and beneficial conversion feature	—	—	(44)	—	(44)
Reclassification of previously contingently redeemable common stock	119,629	—	250	—	250
Net loss and comprehensive loss	—	—	—	(4,385)	(4,385)
Balance, December 31, 2009	9,866,685	10	378,790	(372,043)	6,757
Stock-based compensation	—	—	1,395	—	1,395
Shares issued in registered direct financing	1,552,795	2	3,616	—	3,618
Shares issued in PIPE financing	3,244,766	3	2,765	—	2,768
Shares issued to Marchant Securities for services provided in the PIPE financing	101,548	—	—	—	—
Options exercised	9,572	—	22	—	22
Net loss and comprehensive loss	—	—	—	(6,683)	(6,683)
Balance, December 31, 2010	14,775,366	15	386,588	(378,726)	7,877
Stock-based compensation	—	—	490	—	490
Shares issued in convertible debt conversion	1,629,539	1	2,106	—	2,107
Shares issued in PIPE financing	3,846,154	4	3,545	—	3,549
Shares issued to Greybrook Capital for advisory services provided	163,934	—	306	—	306
Net loss and comprehensive loss	—	—	—	(8,809)	(8,809)
Balance, December 31, 2011	20,414,993	$20	$393,035	$(387,535)	$5,520

TearLab Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in thousands except number of shares)

	Years ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net loss for the year	$(8,809)	$(6,683)	$(4,385)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	490	1,395	519
Depreciation of fixed assets	83	71	71
Amortization of patents and trademarks	28	28	49
Amortization of intangible assets	1,215	1,215	1,215
Amortization of deferred financing charges, warrants & beneficial conversion values	402	228	303
Non-cash interest accrued on convertible debt funding	96	210	93
Non-cash advisory fees paid to Greybrook in common shares	311	—	—
Warrant issuance costs	303	—	—
Change in fair value of warrant obligation	(94)	(701)	(54)
Deferred income taxes	—	—	(1,903)
(Gain) Loss on disposal of fixed assets	—	(3)	(4)
Net change in working capital and non-current asset balances related to operations	1	(300)	(2)
Cash used in operating activities	(5,974)	(4,540)	(4,098)
INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(156)	(55)	(24)
Cash used in investing activities	(156)	(55)	(24)
FINANCING ACTIVITIES
Proceeds from exercise of common stock options	—	22	—
Proceeds from issuance of shares and warrants in a private placement financing	7,000	3,000	—
Proceeds from issuance of share and warrants in a registered direct financing	—	5,000	—
Proceeds from issuance of convertible debt funding	—	—	1,750
Cash paid for financing fees	—	—	(87)
Costs of issuance of shares and warrants in private placement and registered direct financings	(789)	(807)	—
Cash provided by financing activities	6,211	7,215	1,663
Net increase (decrease) in cash and cash equivalents during the year	81	2,620	(2,459)
Cash and cash equivalents, beginning of year	2,726	106	2,565
Cash and cash equivalents, end of year	$2,807	$2,726	$106

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

Going concern uncertainty

The accompanying financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates  the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $8.8 million, $6.7 million and $4.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company's working capital deficit at December 31, 2011 is $0.8 million.  As a result of the Company's history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.  The Company’s existing cash and the funds generated from the March 2012 exercise of warrants will be insufficient to cover its operating and other cash demands through to December 31, 2012.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  The Company will be seeking additional debt or equity financing to support its operations until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all. If the Company is unable to obtain additional financing, the Company would need to significantly curtail or reorient its operations during 2012, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

2.  SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in conformity with U.S. generally accepted accounting principles, (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  Some of the Company's more significant estimates include those related to uncollectible receivables, inventory reserves, stock-based compensation, warrant liabilities and intangible assets.  Actual results could differ from those estimates.

Concentrations and risk

Credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

During fiscal 2011, the Company derived 100% of its revenue from the sale of the TearLab® Osmolarity product.  Of the 2011 revenue, there were two customers with revenues in excess of 10%. Customers representing revenue in excess of 10% were:

	Years ended December 31,
	2011	2010	2009
Alcon Research Ltd.	11%	1%	—
Bon Optic VertriebsgesellschaftmbH	10%	4%	10%
The Technology Source	—	11%	—
S.I.F.I. S.p.A.	6%	3%	12%

Currently, there is only one supplier for each of the reader and pen components of the TearLab® Osmolarity System and the test cards.

Fair value of financial instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and prior to conversion in the second quarter of 2011, convertible notes. The carrying amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments.

Cash and cash equivalents

The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable and allowance for doubtful accounts

The Company’s accounts receivable consist primarily of trade receivables from customers and are generally unsecured and due within 30 days.  The Company evaluates the collectability of its accounts receivable based on a combination of factors, including historical collection rates and known collectability issues and disputes.  Expected credit losses related to trade receivables are recorded as an allowance for doubtful accounts.  The allowance for doubtful accounts is charged to sales and marketing expense and accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. To date, charges for bad debt expense have not been material.

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

Fixed assets

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Maintenance and repairs are expensed as incurred. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.

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

Product warranties

The Company generally provides a 12 month warranty on its TearLab® Osmolarity System and related disposables.  The Company accrues the estimated cost of this warranty at the time revenue is recorded and charge warranty expense to cost of goods sold. Warranty reserves are established based on historical experience with failure rates and the number of systems covered by warranty. Warranty reserves are depleted as systems and disposables are replaced.  The Company reviews warranty reserves quarterly and, if necessary, makes adjustments. The activities in the warranty reserve are as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Balance at beginning of year	$51	$9	$—
Charges to cost of goods sold	56	55	15
Costs applied to liability	(71)	(13)	(6)
Balance at end of year	$36	$51	$9

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

Subsequent to its launch in the fourth quarter of 2008, the Company’s revenues have been derived from sales of the TearLab® Osmolarity System for DED which consists of hardware and related disposables.  The Company’s sales are currently to countries in North America, Europe, and Asia, and are generally transacted through distributors outside of the United States.  The Company records revenue when all of its obligations are completed which is generally upon shipment of the Company’s products. The Company also collects rental revenues on the leases of the TearLab® Osmolarity Systems. Rental revenue is recognized on a monthly basis over the contractual lease term.

The Company enters into contracts where revenue is derived from multiple deliverables containing a mix of products, which generally includes the right to use a TearLab Osmolarity System Ititle to the system does not transfer to the customer) and sales of a fixed number of test cards. The Company either sells readers and test cards as a combined unit with no future commitments on behalf of the client or allows the customer to use the readers if the customer fulfills the minimum purchase obligation, typically over a three year period. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable.

In order to establish VSOE of selling price, the Company must regularly sell the product or service on a stand-alone basis with a substantial majority priced within a relatively narrow range. VSOE of selling price is usually the midpoint of that range. If there are not a sufficient number of standalone sales and VSOE of selling price cannot be determined, then the Company considers whether third party evidence can be used to establish selling price. If neither VSOE nor third party evidence of selling price exists, the Company determines its best estimate of selling price using average selling prices over a rolling 12-month period coupled with an assessment of current market conditions. If the product has no history of sales or if the sales volume is not sufficient, the Company relies upon prices set by the Company’s pricing policy. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

Considering that test cards are essential to the operation of a Tearlab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2011 do not meet criteria for separation under the multiple-element arrangements guidance. The revenues related to these deliverables are accounted for on a contingent basis as products are delivered and customers continue to benefit from their right to use the Tearlab reader.

Cost of goods sold

Cost of goods sold includes the costs the Company incurs for the purchase of the TearLab Systems sold costs related to retention, freight and shipping, royalties and warranty obligations, fees related to warehousing, logistics, inventory management and recurring regulatory costs associated with conducting business.  The Company recorded $187,000, $142,000 and $49,000 in shipping and handling fees for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions occurred in 2007, 2010 and 2011. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.  Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to remeasurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model as described in the stock-based compensation section above, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. There is a moderate degree of subjectivity involved when using option pricing models to estimate warrant liability and the assumptions used in the Black-Scholes option-pricing model are moderately judgmental.

Foreign currency translation

The Company's functional and reporting currency is the U.S. dollar.  The assets and liabilities of the Company's Canadian operations are maintained in U.S. dollars.  Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet dates, and non-monetary assets and liabilities are translated at exchange rates in effect on the date of the transaction.  Revenue and expenses are translated into U.S. dollars at average exchange rates prevailing during the year.  Resulting exchange gains (losses) of: ($29,000), ($34,000), $(2,000) are included in other income/(expense) in the years ended December 31, 2011, 2010 and 2009, respectively.

Geographic Information

The following table provides geographic information related to the Company's fixed assets and revenues (in thousands):

	United States	Canada	Rest of World	Total
December 31, 2011
Fixed assets	$199	$-	$-	$199
Revenues	$1,347	$71	$706	$2,124
December 31, 2010
Fixed assets	$126	$-	$-	$126
Revenues	$1,109	$97	$495	$1,701

Comprehensive income

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. In all the periods presented, the Company’s comprehensive loss equaled net loss for the period.

Net loss per share

Basic loss per share (“EPS”) excludes dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the year.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS.

The following are potentially dilutive securities which were excluded from  the calculation of diluted loss per share as their effect would be anti-dilutive (in thousands):

	December 31,
	2011	2010	2009
Stock options	3,691	3,577	3,357
Shares reserved for issuance on conversion of debt obligations	-	1,327	1,327
Warrants to be issued on conversion of debt obligations	-	109	-
Warrants	4,087	753	220
Total	7,778	5,766	4,904

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

In June and December 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, which is the Company's current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB, and is not expected to have a material effect on the Company's financial condition or results of operations, though it will change financial statement presentation.

3.  BALANCE SHEET DETAILS

Accounts receivable

(in thousands)	December 31,
	2011	2010
Trade receivables	$354	$311
Allowance for doubtful accounts	(42)	(13)
Other receivables	29	14
	$341	$312

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods manufactured by third parties. Inventory is accounted for on a first-in, first-out basis.

(in thousands)	December 31, 2011	December 31, 2010
Finished goods	$1,499	$671
Inventory reserves	(601)	(116)
	$898	$555

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions.  The Company has entered into a long term purchase commitment to buy the test cards from MiniFAB. The purchase commitment contains required minimum annual purchases. As part of our consideration of excess or obsolete inventory, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards in its analysis of any inventory reserve needed. The usage of the minimum purchase commitment is predicated upon significant increases in revenues from TearLab products as compared to 2011 and prior years.

Prepaid expenses

(in thousands)	December 31,
	2011	2010
Prepaid insurance	$119	$122
Prepaid advisory services costs	—	83
Prepaid regulatory fees	8	—
Deferred royalty costs	—	36
Other fees and services	63	81
	$190	$322

Fixed Assets

(in thousands)	December 31,
	2011	2010
Furniture and office equipment	$49	$48
Computer equipment and software	165	151
Demo equipment	53	33
Rental equipment	103	—
Medical equipment	335	317
	705	549
Accumulated depreciation	(506)	(423)
	$199	$126

Depreciation expense was $83,000, $71,000, and $71,000, during the years ended December 31, 2011, 2010, and 2009, respectively.

Patents and trademarks

(in thousands)	December 31,
	2011	2010
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(104)	(76)
	$164	$192

Amortization expense was $28,000, $28,000, and $49,000 during the years ended December 31, 2011, 2010, and 2009, respectively.

These patents and trademarks are amortized, using the straight-line method, over an estimated useful life of 10 years from the date of approval of the patents and trademarks.

Estimated aggregate amortization expense for patents and trademarks at December 31, 2011 is as follows (in thousands):

2012	$28
2013	28
2014	28
2015	28
2016	28
Thereafter	24
Total	$164

Accrued liabilities

(in thousands)	December 31,
	2011	2010
Due to professionals	$295	$296
Due to employees and directors	1,080	332
Clinical trial accruals	174	174
Amounts due for capital transaction advisory services	—	200
Other	266	439
	$1,815	$1,441

4.  INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years.  Amortization expense for each of the years ended December 31, 2011, 2010 and 2009 was $1,215,000.

Intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2011		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$6,248	$12,172	$5,033

Estimated future amortization expense related to intangible assets with finite lives at December 31, 2011 is as follows (in thousands):

Amortization of intangible assets
2012	1,215
2013	1,215
2014	1,215
2015	1,215
2016	1,064
Total	$5,924

The Company determined that, as of December 31, 2011, there have been no significant events which may affect the carrying value of its TearLab technology.  However, the Company's prior history of losses and losses incurred during the current fiscal year reflect a potential indication of impairment, thus requiring management to assess whether the Company's TearLab technology was impaired as of December 31, 2011.  Based on management's estimates of forecasted undiscounted cash flows as of December 31, 2011, the Company concluded that there is no indication of an impairment of the Company's TearLab technology.  Therefore, no impairment charge was recorded during the year ended December 31, 2011.

5.  RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision, pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. Sales to this distributor for the years ended December 31, 2011 and 2010 were $71,000 and $97,000, respectively, and the outstanding accounts receivable balances due at December 31, 2011 and 2010 were $4,000 and $33,000, respectively.  The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision.

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

The Company currently has an employee who formerly served as a United States distributor of the Company’s products.  This employee is no longer in control of the distributor; however the employee continues to hold a material financial interest in the distributing company.  Sales to this distributor for the years ended December 31, 2011 and 2010 were $4,000 and $192,000, respectively, and the outstanding accounts receivable balances at December 31, 2011 and 2010 were $0 and $98,000, respectively.

6.  INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets
Intangible assets	$299	$263

Stock options	5,017	6,178
Accruals and other	859	379
Net operating loss carry forwards	7,328	5,368
	13,503	12,188
Valuation allowance	(11,158)	(9,228)
Deferred tax asset	2,345	2,960
Deferred tax liability
Beneficial conversion feature	—	(125)
Intangible assets	(2,345)	(2,835)
Deferred tax liability	(2,345)	(2,960)
Deferred taxes, net	$—	$—

The following is a reconciliation of the recovery of income taxes between those that are expected, based on enacted tax rates and laws, to those currently reported (in thousands):

	December 31,
	2011	2010	2009
Loss for the year before income taxes	$(8,809)	$(6,683)	$(6,288)
Expected recovery of income taxes	(3,487)	(2,654)	(2,515)
Stock-based compensation	103	97	144
Warrants	82	(278)	—
Non-deductible interest	38	83	37
Deferred state tax rate adjustment	30	47	(667)
Adjustment to deferred assets	1,236	(48)	673
Non-deductible expenses & other	69	44	29
Change in valuation allowance	1,929	2,709	396
Total recovery of income taxes	$—	$—	$(1,903)

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

In July 2006, the “FASB issued additional guidance which requires the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the provisions under this guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions under this guidance on January 1, 2007. The adoption of these provisions had no impact on the Company’s consolidated financial position or results of operations. At December 31, 2011 and 2010, the Company’s unrecognized income tax benefits and uncertain tax provisions were not material and would not, if recognized, affect the effective tax rate. As of December 31, 2011 and 2010 the Company had no unrecognized tax benefits.

The October 6, 2008 closing of the private investment by certain investors, the acquisition of the remaining ownership interest in TearLab, Inc. and the conversion of the bridge loans combined to result in a change of ownership for tax purposes causing Section 382 restrictions on the use of tax losses to apply.  Utilization of the net operating loss and capital loss carryforwards will be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred. These ownership changes will limit the amount of net operating loss and capital loss carryforwards that can be utilized to offset future taxable income. The Company completed a Section 382 analysis and determined there were no additional ownership changes through December, 2011. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period.

At December 31, 2011, the Company had federal net operating loss carryforwards of approximately $92.7 million, of which $74.2 million will expire unused due to the 382 limitation, and California net operating loss carryforwards of approximately $26.0 million, of which $15.2 million will expire unused due to the 382 limitation. The federal net operating loss carryforwards begin to expire in 2012, and the California net operating loss carryforwards begin to expire in 2015.

The Company’s policy is to recognize interest and penalties related to income tax matters in other expense. Because the Company has generated net operating losses since inception for both state and federal purposes, no additional tax liability, penalties or interest has been recognized for balance sheet or income statement purposes as of  and for the period ended December, 31, 2011.

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

7.  CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

 In July 2009, the Company entered into an agreement with certain investors whereby the investors agreed to provide financing (the “Financing”) to the Company through the purchase of convertible secured notes (“the Notes”), in the aggregate amount of $1.55 million.  On August 31, 2009, an additional $200,000 of financing was received by the Company to bring the aggregate total funding received to $1.75 million. The Notes evidencing the Financing, were to mature on the second anniversary of their issuance (“the Maturity Date”), bearing interest at a rate of 12% per annum and were convertible into shares of the Company’s common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to the Maturity Date.  The conversion price of the Notes was $1.3186.  The Notes were secured by substantially all of the assets of the Company.

On June 13, 2011 (Conversion date), upon the request of holders of more than 51% of the outstanding principal amount of the Notes, the Company issued 1,629,539 shares of its common stock in consideration of the conversion and retirement of the Company’s outstanding Financing obligations in the aggregate amount of $2,149,000, of which $399,000 is accrued interest through the Conversion date, (the Conversion). In connection with the Conversion, the Company issued warrants with a life of five years to purchase 109,375 shares of common stock (the “Financing Warrants”).  The exercise price of the Financing Warrants is $1.60 per common share.  The fair value of the warrants totaling $163,000, calculated using the Black-Scholes value model, was initially recorded at the date of Financing in additional paid-in capital and accreted over the term of the Notes through the Conversion date. The Company recorded amortization charges related to the Financing Warrants of $69,000, $41,000 and $53,000 for the years ended December 31, 2011, 2010 and 2009, respectively, included in other income (expense).

As the conversion price of the Notes reflected a price discounted from the fair market value of the Company’s common stock, there was a deemed beneficial conversion feature associated with the Financing. The Company recorded $728,000 representing the value of the beneficial conversion feature at the date of the Financing in additional paid-in capital. The value of the beneficial conversion was being amortized over the term of the Notes through the Conversion date with charges $314,000, $177,000 and $237,000 for the years ended December 31, 2011, 2010 and 2009, respectively, included in other income (expense).

The Company incurred $87,000 in legal and consulting expenses related to the Financing which was allocated to deferred finance charges for $43,000 and cost of equity for $44,000 in proportion to the allocation of the Financing amount between equity and liabilities.  The value of the deferred charges was amortized over the term of the Notes through the Conversion date and expenses of $19,000, $10,000 and $14,000 for the years ended December 31, 2011,  2010 and 2009, respectively, are included in other income (expense).

Richard Lindstrom, M.D. and Tom Davidson, both of whom are or were directors of the Company at the time of this agreement, invested $100,000 each in the Financing.  Greybrook Corporation, an entity controlled by Elias Vamvakas, Chairman and Interim CEO of the Company, or members of his family, invested $310,000 in the Financing.

8.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments relating to operating leases recognized on a straight line basis over the term of the lease for rental of the office space and equipment from unrelated parties, expiring at various times from January 1, 2012 through June 30, 2015.  The total future minimum obligation under these various leases for 2012, 2013, 2014 and 2015 is $128,000, 129,000, 129,000 and $64,000, respectively.  Rent expensed under these leases was $142,000, $145,000, and $174,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

On March 12, 2003, TearLab entered into a patent license and royalty agreement with the University of California San Diego to obtain an exclusive license to make, use, sell, offer for sale, and import  TearLab technology in development.  Starting in 2009, the Company was required to make minimum royalty payments of $35,000 or 5.5% of gross sales per year, whichever is higher.  However, if this new technology is combined with existing technology, the maximum royalty payable on the sale of the combined products would be 5.5% of gross sales per year.  As the new technology is currently in development, there is no revenue and the minimum royalty payment of $35,000 is applicable.   Future minimum royalty payments under this agreement as of December 31, 2011 are approximately as follows (in thousands):

2012	$35
2013	35
2014	35
2015	35
2016	35
Thereafter	385
Total	$560

Effective October 1, 2006, TearLab entered into a patent license and royalty agreement with the University of California San Diego to obtain a second exclusive license to make, use, sell, offer for sale, and import existing TearLab technology.  The Company is required to make royalty payments of $35,000 or 5.5% of gross sales per year, whichever is higher.  Additionally, the Company is required to pay a royalty of 30% of any sublicense fees it receives prior to receiving FDA approval and 25% of any sub-license fees it receives after FDA approval.  The Company incurred fees of $145,000, $99,000 and $31,000 under this agreement during the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum royalty payments under this agreement as of December 31, 2011 are approximately as follows (in thousands):

2012	$35
2013	35
2014	35
2015	35
2016	35
Thereafter	385
Total	$560

On February 23, 2009, the Company entered into an agreement for the manufacturing of its TearLab® reader and pens with a third party manufacturing company. The agreement is in effect for three years after the start of production and can be renewed for one-year. The Company has no minimum commitment. Upon termination or cancellation of the agreement, the Company is liable for inventory and materials remaining at the manufacturer’s facilities at 110% of the manufacturer’s cost. At December 31, 2011, the manufacturer maintained inventory and materials with a value of approximately $156,000, all of which had been purchased to meet manufacturing requirements of purchase orders issued by the Company.

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company.  The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $30.7 million (AUD$30.2 million) in test cards from MiniFAB from inception of the agreement through the end of 2015.  The agreement is denominated in AUD$ so the actual amounts paid in USD may vary. The agreement also has annual minimum order commitments under the Manufacturing Agreement.  The Company met the annual minimum order committment for the year ended December 31, 2011 and had no purchase obligation under the Manufacturing Agreement as of December 31, 2011.  The Company has a commitment for 2012 of $2.5 million representing a minimum commitment to purchase 750,000 test cards. The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

Future minimum purchase commitments under this agreement as of December 31, 2011 are approximately as follows (in millions):
2012	$2.5
2013	5.6
2014	9.5
2015	10.5
Total	$28.1

Contingencies

During the ordinary course of business activities, the Company may be contingently liable for litigation and a party to claims. Currently the Company is not party to any litigation.

9.  FAIR VALUE MEASUREMENTS

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the year ended December 31, 2011.

At December 31, 2011, the Company has a liability for warrants to purchase 131,497 shares of common stock at an exercise price of $46.25 per share that are valued at $0, as well as a liability for warrants to purchase 3,846,154 shares of common stock at an exercise price of $1.86 per share valued at $2,957,000 (Note 10).  All warrant liabilities are classified as Level 3 fair value measurements.

The following table provides a reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2011	$39
Issuances of warrants	3,012
Change in fair value of warrant liability included in other (income) / expense	(94)
Balance of warrant liability at December 31, 2011	$2,957

10.  CAPITAL STOCK

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

On January 11, 2010, the Company sold 1,886,291 shares of its common stock for an aggregate of approximately $1,744,000. The Company also received commitments to purchase an additional 1,358,475 shares of its common stock for an aggregate of approximately $1,256,000 subject to obtaining stockholder approval which was received on March 3, 2010. The additional shares were issued on March 19, 2010. Related to this equity issuance transaction, the Company issued 101,548 shares to Marchant, a related party, for its placement services (Note 6) and incurred cash issuance costs of $260,000.

On March 18, 2010, the Company closed a registered direct financing in which it sold 1,552,795 shares of its common stock and warrants to purchase 621,118 shares of its common stock for gross proceeds of approximately $5,000,000 with associated cash issuance costs of $617,000.  The investors agreed to purchase the shares and warrants for $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The exercise price of the warrants is $4.00 per share. The warrants are exercisable at any time on or after the sixth-month anniversary of the closing date through and until the 18-month anniversary of the closing of the offering. These warrants expired in 2011 without having been exercised.

On April 14, 2011 pursuant to the capital advisory agreement (Note 5), as amended, the Company issued 163,934 shares of common stock to Greybrook. Elias Vamvakas, Chairman of the Company's board of directors and acting Chief Executive Officer, is a principal with, and holds a material financial interest in, Greybrook.

On June 13, 2011, the Company issued 1,629,539 shares of its common stock as well as warrants (“Financing Warrants”) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations in the aggregate amount of $2,149,000.  The exercise price of the Financing Warrants is $1.60 per common.

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000 were issued, with associated costs of $703,000, of which $303,000 was related to warrants and $400,000 to common shares.  The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock).  The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016. In March 2012, 1,373,700 warrants were exercised for gross proceeds of $2,555,000.

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

Options granted are typically service-based options. Stock options to employees typically vest over the requisite service period of three to four years and have cliff periods. Stock options granted to the members of board of directors typically vest immediately upon granting where they represent payment for director services rendered. Generally, options expire 10 years after the date of grant.  No incentive stock options granted to a 10% owner optionee shall be exercisable after the expiration of five years after the effective date of grant of such option, no option granted to a prospective employee, prospective consultant or prospective director may become exercisable prior to the date on which such person commences service, and with the exception of an option granted to an officer, director or consultant, no option shall become exercisable at a rate less than 20% per annum over a period of five years from the effective date of grant of such option unless otherwise approved by the Board.

The Company accounts for stock-based compensation under the authoritative guidance which requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense on a straight line over the vesting period.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's consolidated statements of operations (in thousands):

	Year ended December 31,
	2011	2010	2009
General and administrative	$340	$1,051	$299
Clinical and regulatory	93	202	160
Sales and marketing	57	142	60
Stock-based compensation expense before income taxes	$490	$1,395	$519

Net cash proceeds from the exercise of common stock options were $0, $22,000 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.  No income tax benefit was realized from stock option exercises during the years ended December 31, 2011, 2010 and 2009.  The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The weighted-average fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $1.20, $1.69, and $1.04, respectively.

The estimated fair value of stock options for the periods presented was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2011	2010	2009
Volatility	105%	112%	102%
Expected life of options	5.36 years	5.55 years	5.54 years
Risk-free interest rate	1.49%	2.12%	2.06%
Dividend yield	0%	0%	0%

The Company's computation of expected volatility is based on the historical volatility of the Company's common stock over a period of time equal to the expected term of the stock options.  Due to the lack of sufficient historical data, the Company's computation of expected life was estimated using the "short-cut approach" as provided in SAB No. 110 as options granted by the Company meet the criteria of "plain vanilla" options as defined in SAB No. 110.  Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period.  The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

A summary of the options issued during the year ended December 31, 2011 and the total number of options outstanding as of that date and changes since December 31, 2008 are set forth below:
	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	2,278,483	4.95	8.41	$522,547
Granted	1,200,864	1.39
Exercised	—	—
Forfeited/cancelled/expired	(122,840)	7.21
Outstanding, December 31, 2009	3,356,507	$3.59	8.01	$304,471
Granted	284,383	2.14
Exercised	(9,572)	2.25
Forfeited/cancelled/expired	(54,775)	5.51
Outstanding, December 31, 2010	3,576,543	3.46	7.18	$899,010
Granted	238,278	1.56
Exercised	—	—
Forfeited/cancelled/expired	(124,167)	3.14
Outstanding, December 31, 2011	3,690,654	$3.34	7.06	$269,587
Vested or expected to vest, December 31, 2011	3,333,397	$3.44	6.91	$269,587
Exercisable, December 31, 2011	3,273,770	$3.42	6.90	$269,587

The aggregate intrinsic value at December 31, 2011 represents the total pre-tax intrinsic value, calculated as the difference between the Company's closing stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options that could be exercised had been exercised on such date.

The total fair value of stock options vested during the years ended December 31, 2011, 2010, and 2009 was $512,000, $1,218,000, and $394,000, respectively.

As of December 31, 2011, $1,350,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.95 years.

As of December 31, 2011, the Company had 137,000 options remaining in the Stock Option Plan available for grant.

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

The Company accounts for the 2007 Warrants and the Cowen Warrant in accordance with the US GAAP accounting guidance applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings unless specific hedge accounting criteria are met.  Based on this guidance, the Company determined that the 2007 Warrants and the Cowen Warrant do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2007 Warrants and the Cowen Warrant as current liabilities at December 31, 2011 and 2010, respectively.

The estimated fair value of the 2007 Warrants and the Cowen Warrant at December 31, 2011 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	68%
Expected life of Warrants	0.08 years
Risk-free interest rate	0.01%
Dividend yield	0%

The Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the recorded liability of the derivative, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the 2007 Warrants and the Cowen Warrant as of December 31, 2011 and determined the aggregate fair value to be $0, as compared to $1,000 as of December 31, 2010. This decrease of $1,000 was recorded as a gain in other income (expense) in the consolidated statement of operations during the year ended December 31, 2011.

On March 18, 2010, the Company closed a registered direct financing in which it sold approximately 1,552,796 shares of its common stock and warrants ( “2010 Warrants”) to purchase 621,118 shares of its common stock for gross proceeds of approximately $5,000,000.  The investors agreed to purchase the shares and warrants for $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The exercise price of the 2010 Warrants is $4.00 per share. The 2010 Warrants were exercisable through September 18, 2011 and expired on September 18, 2011.  As such, no further accounting of these warrants is required. The decrease in the fair value of the warrants since December 31, 2010 of $38,000 was recorded as a gain in other income (expense) in the consolidated statement of operations during the year ended December 31, 2011.

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

The Company accounts for the 2011 Warrants in accordance with US GAAP guidance applicable to derivative instruments. The Company determined that the 2011 Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2011 Warrants as current liabilities at December 31, 2011.

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the shares of common stock and warrants issued based on their relative fair values. This resulted in an allocation of $3,012,000 of proceeds to warrant liability.  Since under the derivative guidance the Company is required to record the derivatives at fair value, the Company therefore estimated the fair value of the warrants on the issuance date to be $5,518,000, and recorded the increase to the warrant liability of $2,506,000 as a charge other expense in its consolidated statements of operations as of June 30, 2011.  Transaction costs associated with the issuance of the warrants of $303,000 were immediately expensed and included as warrant issuance costs in the Company’s consolidated statements of operations.

The estimated fair value of the 2011 Warrants at December 31, 2011 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	109%
Expected life of Warrants	4.50 years
Risk-free interest rate	0.60%
Dividend yield	0%

The Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the 2011 Warrants as of December 31, 2011 to be $2,957,000, representing a decrease of $55,000 from the value at issuance.  This decrease was recorded as a gain in other income (expense) in the consolidated statement of operations for the year ended December 31, 2011.

In connection with the convertible notes payable and accrued interest (see Note 7), the Company issued warrants with a life of five years to purchase 109,375 shares of common stock.  The exercise price of these warrants is $1.60 per common share.  The Company recorded $163,000 representing the fair value of the warrants, calculated using the Black-Scholes value model, at the date of the Financing in additional paid-in capital. The value of the warrants was accreted over the term of the Notes until their conversion in June 2011.

The following table provides activity for the Warrants issued and outstanding during the three years ended December 31, 2011 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2009	132	$46.25
Granted	621	4.00
Forfeited	—	—
Outstanding, December 31, 2010	753	11.38
Granted	3,955	1.85
Forfeited	(621)	4.00
Outstanding, December 31, 2011	4,087	$3.28

11.  CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital and non-current asset balances related to operations consists of the following (in thousands):

	Years ended December 31,
	2011	2010	2009
Accounts receivable	$(29)	$(163)	$184
Due from related parties	126	(130)	—
Inventory	(343)	(359)	(48)
Prepaid expenses	132	16	(22)
Other current assets	4	17	(9)
Other non-current assets	—	100	(170)
Accounts payable	(135)	(95)	133
Accrued liabilities	374	347	2
Deferred revenue	(128)	(23)	(87)
Due to stockholders	—	(10)	15
	$1	$(300)	$(2)

The following table lists the non-cash transactions and additional cash flow information (in thousands):

	Years ended December 31,
	2011	2010	2009
Warrant issued in registered direct financing	—	737	—
Warrant value arising from issuance of convertible debt financing	—	—	163
Beneficial conversion feature value arising from issuance of convertible debt funding	—	—	728
Common stock issued in a settlement agreement	—	—	110
Conversion of notes payable and accrued interest to common stock	2,149	—	—

Common stock issued to Marchant Securities for services provided in the PIPE and bridge loan transactions.	—	155	—

There were no interest or income taxes paid for the years ended December 31, 2011, 2010 & 2009.

Employee Retirement Plan
The Company has a 401(k) retirement plan under which all full-time employees may contribute up to 100% of their annual salary, within IRS limits. The Company has not made any contributions to these retirement plan in the years ended December 31, 2011, 2010 and 2009.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited consolidated statement of operations data for each quarter of fiscal 2011 and 2010 (in thousands, except per share data):

	Fiscal 2011 Quarter Ended ($ 000’s)
	March 31	June 30	September 30	December 31
Revenue	$824	$468	$333	$499
Gross profit	412	192	(196)	90
Loss from operations	(1,488)	(1,712)	(2,137)	(2,721)
Net loss	$(1,667)	$(4,806)	$1,137	$(3,472)
Weighted average number of shares outstanding basic and diluted	14,775	15,282	20,778	20,415
Net loss per common share basic and diluted (i)	$(0.11)	$(0.31)	$0.05	$(0.17)

	Fiscal 2010 Quarter Ended ($ 000’s)
	March 31	June 30	September 30	December 31
Revenue	$275	$418	$210	$798
Gross profit	86	220	105	441
Loss from operations	(1,926)	(1,752)	(1,726)	(1,540)
Net loss	$(2,080)	$(1,540)	$(2,156)	$(907)
Weighted average number of shares outstanding basic and diluted	12,053	14,766	14,766	14,770
Net loss per common share basic and diluted (i)	$(0.17)	$(0.10)	$(0.15)	$(0.06)

(i)
Net loss per share basic and diluted are computed independently for the quarters presented.  Therefore, the sum of the quarterly per share information may not be equal to the annual per share information.

13.  SUBSEQUENT EVENTS

 On March 15, 2012, warrant holders from the June 2011 private placement financing exercised 1,373,700 warrants at an exercise price of $1.86 generating gross proceeds for TearLab of $2,555,000.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at December 31, 2011 our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

PART IV

ITEM 15.           Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of the report:

(1)       Financial Statements included in PART II of this report:

 (2)      Financial Statement Schedules:

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Provision	Write-off and recoveries	Balance at end of period
(in thousands)
Fiscal 2009
Bad debt reserves	$—	$9	$(2)	$7
Inventory reserves	68	56	—	124
Product warranties	—	15	(6)	9
Fiscal 2010
Bad debt reserves	7	39	(33)	13
Inventory reserves	124	—	(8)	116
Product warranties	9	55	(13)	51
Fiscal 2011
Bad debt reserves	13	32	(3)	42
Inventory reserves	116	490	(5)	601
Product warranties	$51	$56	$(71)	$36

(3) List of exhibits required by Item 601 of Regulation S-K.  See part (b) below.

(b)        Exhibits: The following exhibits are filed as a part of this report:

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

Exhibit Number	Exhibit Description	Incorporated by Reference
2.1	Form of Plan of Reorganization.	Exhibit 2.1 to the Registrant's Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333-118024)
3.1	Restated Certificate of Incorporation of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)
3.2	Amended and Restated By-Laws of the Registrant as currently in effect.	Exhibit 3.4 to the Registrant's Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)
3.3	Certificate of Amendment of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)
3.4	Certificate of Amendment of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 1, 2008.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 1, 2008 (file no. 000-51030)
3.5	Certificate of Amendment of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on May 18, 2010.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)
4.1	Form of Common Stock Purchase Warrant Agreement	Exhibit A to the Registrant's free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)
4.2	Form of Common Stock Purchase Warrant Agreement	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.1	License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.
Exhibit 10.48 to the Registrant's Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.2	Amendment No. 1, dated June 9, 2003, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.49 to the Registrant's Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.3		Amendment No. 2, dated September 5, 2005, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.
Exhibit 10.50 to the Registrant's Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.4		Amendment No. 3, dated July 7, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.51 to the Registrant's Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)
10.5		Amendment No. 4, dated October 9, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.52 to the Registrant's Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)
10.6		Terms of Business, dated February 5, 2007, between Invetech Pty Ltd. and TearLab, Inc.	Exhibit 10.30 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)
10.7
Amendment No. 5, dated June 29, 2007, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
Exhibit 10.31 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)
10.8		2002 Stock Option Plan, as amended and restated on June 24, 2010.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on July 23, 2010 (file no. 000-51030)
10.9		Loan Agreement, dated as of February 19, 2008, by and among the Registrant, the Lenders named therein and Marchant Securities Inc.	Exhibit 10.50 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)
10.10		Share Pledge Agreement, dated as of February 19, 2008, by the Registrant in favor of Marchant Securities Inc., as collateral agent.	Exhibit 10.51 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)
10.11	#	Employment Agreement, dated as of February 25, 2008, between the Registrant and William G. Dumencu.	Exhibit 10.52 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)
10.12		Amending Agreement by and among OccuLogix, Inc., Marchant Securities Inc. and the investor party thereto.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 28, 2008 (file no. 000-51030)

10.13		Letter Agreement, dated January 8, 2010, amending the Capital Advisory Agreement with Greybrook Capital Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 11, 2010 (file no. 000-51030)
10.14		Placement Agency Agreement, dated as of March 14, 2010, by and between the Company and Rodman & Renshaw, LLC.	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 15, 2010 (file no. 000-51030)
10.15		Securities Purchase Agreement, dated as of March 14, 2010, by and between the Company and certain investors.	Registrant's free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)
10.16		Distribution Agreement, dated as of August 20, 2009, by and between the Company and Science with Vision, a Canadian corporation.	Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed with the Commission on March 15, 2010 (file no. 000-51030)
10.17		Capital Advisory Agreement with Greybrook Capital Inc., dated November 3, 2009	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 3, 2009 (file no. 000-51030)
10.18		Form of Director and Affiliate Letter Agreement.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)
10.19	#	Agency Agreement, dated February 22, 2012, by and between TearLab Corporation and Dr. Graves.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 27, 2012 (file no. 000-51030)
10.20
Deed and Amendment, dated December 22,2011, to Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB AB (Aust) Pty Ltd. Dated August 1, 2011 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.).
Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 29, 2011 (file no. 000-51030)
10.21
Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB (Aust) Pty Ltd, dated August 1, 2011. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on August 25, 2011 (file no. 000-51030)
14.1		Code of Conduct of the Registrant

14.2	Complaint and Reporting Procedures of the Registrant.	Exhibit 14.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2005 (file no. 000-51030)
21.1	Subsidiaries of Registrant.	Exhibit 21.1 to the Registrant's Registration Statement on Form S-1, filed with the Commission on July 28, 2011 (file no. 333-175861)
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Entension Calculation
101.DEF*	XBRL Taxonomy Entension Definition
101.LAB*	XBRL Taxonomy Entension Labels
101.PRE*	XBRL Taxonomy Entension Presentation

*               *               *

#Management compensatory plan, contract or arrangement

•
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1924, as amended, and otherwise is not subject to liability under these sections.

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

Dated: March 30, 2012	TearLab Corp.

	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2012	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer and
Chairman of Board of Directors

Dated: March 30, 2012	By:	/s/ William G. Dumencu
William G. Dumencu
Chief Financial Officer and Treasurer

Dated: March 30, 2012	By:	/s/ Anthony Altig
Anthony Altig
Director

Dated: March 30, 2012	By:	/s/ Thomas N. Davidson, Jr.
Thomas N. Davidson, Jr.
Director

Dated: March 30, 2012	By:	/s/ Adrienne L. Graves
Adrienne L. Graves
Director

Dated: March 30, 2012	By:	/s/ Richard L. Lindstrom, M.D.
Richard L. Lindstrom, M.D.
Director

Dated: March 30, 2012	By:	/s/ Donald Rindell
Donald Rindell
Director

Dated: March 30, 2012	By:	/s/ Paul Karpecki
Paul Karpecki
Director

Dated: March 30, 2012	By:	/s/ Brock Wright
Brock Wright
Director