Form 10-K/A
period 2011-12-31
TearLab Corp
filed 2012-04-10
CIK 1299139

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

As of March 19, 2012, there were 21,788,693 shares of the Registrant’s common stock outstanding.

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012 (the “Original 10-K”).  This Amendment is filed solely for the purpose of including information required by, and amending and restating in their entirety, Items 10, 11, 12, 13 and 14 of Part III of the Original 10-K.  In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is including with this Amendment certain currently dated certifications.

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

TEARLAB CORPORATION

Form 10-K/A – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2011

Table of Contents

		Page
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13.	Certain Relationships and Related Transactions, and Director Independence	15
Item 14.	Principal Accounting Fees and Services	16
PART IV
Item 15.	Exhibits, Financial Statement Schedules	17

i

PART III

ITEM 10.           Directors, Executive Officers and Corporate Governance.

Information Regarding Directors

The information set forth below as to the nominees for director has been furnished to us by the nominees:

Nominees for Election to the Board of Directors

Name	Age	Position
Elias Vamvakas	53	Chairman of the Board and Chief Executive Officer
Anthony E. Altig	56	Director
Thomas N. Davidson, Jr.	52	Director
Adrienne L. Graves	57	Director
Paul M. Karpecki	45	Director
Richard L. Lindstrom	64	Director
Donald Rindell	59	Director
Brock Wright	52	Director

Elias Vamvakas co-founded TLC Vision, an eye care services company, where he was the Chairman from 1994 to June 2006 and was the Chief Executive Officer from 1994 to July 2004.  He has been the Chairman of the Board of Directors of TearLab Corporation, or the Board, since June 2003 and was the Chief Executive Officer and Secretary of the Company from July 2004 until October 2008 and again since June 2009.  Since November 30, 2006, Mr. Vamvakas has been a member of the board of directors of TearLab Research, Inc. formerly known as TearLab, Inc. and OcuSense, Inc.  Mr. Vamvakas has been the chairman of the board of Greybrook Capital, a Toronto-based private equity firm.  Mr. Vamvakas also serves on the boards of several of Greybrook’s portfolio companies, Jameson Bank and the National Golf Club, and as chairman of Brandimensions Inc. and Nulogx Inc.  Mr. Vamvakas was named to “Canada’s Top Forty Under Forty” in 1996.  In 1999, he was named Ernst & Young’s Entrepreneur of the Year for Ontario in the Emerging Category and Canadian Entrepreneur of the Year for Innovative Partnering.  In 2000, Mr. Vamvakas was recognized by Profit Magazine for managing one of Canada’s fastest growing companies.  Mr. Vamvakas received a B.Sc. degree from the University of Toronto in 1981.  As our Chief Executive Officer, Mr. Vamvakas is specially qualified to serve on the Board because of his detailed knowledge of our operations and market.

Anthony E. Altig has been a member of the Board since January 2009.  Mr. Altig is the Chief Financial Officer at Biotix Holdings, Inc., a company that manufactures microbiological and molecularbiological consumables.  He has also served as a director of Optimer Pharmaceuticals since November 2007.  From December 2004 to June 2007, Mr. Altig served as the Chief Financial Officer of Diversa Corporation (subsequently Verenium Corporation), a public company focused on enzyme technology.  Prior to joining Diversa, Mr. Altig served as the Chief Financial Officer of Maxim Pharmaceuticals, Inc., a public biopharmaceutical company, from 2002 to 2004.  From 2000 to 2001, Mr. Altig served as the Chief Financial Officer of NBC Internet, Inc., an internet portal company, which was acquired by General Electric.  Mr. Altig’s additional experience includes his role as the Chief Accounting Officer at USWeb Corporation, as well as his experience serving biotechnology and other technology companies during his tenure at both PricewaterhouseCoopers and KPMG.  In addition, Mr. Altig serves as a director for such public companies as: Optimer Pharmaceuticals, Inc., Ventrus Biosciences, and MultiCell Technologies, Inc. where Mr. Altig is also the chair of the Audit Committee.  Mr. Altig received a B.A. degree from the University of Hawaii.  Mr. Altig’s experience as Chief Financial Officer of several public companies brings to the Board perspective regarding financial and accounting issues.

Thomas N. Davidson, Jr. has been a member of the Board since January 2011.  Since 1997, Mr. Davidson has been the Chief Executive Officer and majority shareholder of Nisim International, a manufacturer of hair and skin care products distributed on a worldwide basis.  Mr. Davidson has been managing partner of Quarry Hill Partners, a holding company for a diversified group of manufacturing companies, since June 2000.  Mr. Davidson has been the principal owner and operator of several other companies including Speedy Printing Centers, Quarry Hill Foundry Supplies, Optiplas Films and Eco II Plastics.  Mr. Davidson is currently on the boards of two private companies, Brandimensions Inc. and Balmshell Inc.  Mr. Davidson is also on the boards of the YPO Ontario Chapter and the Fishing Forever Foundation.  From 1999 until 2010, Mr. Davidson served on the board of directors Synergex International Corporation, previously a Toronto Stock Exchange listed company, where he served as a member of the audit committee. In addition, Mr. Davidson previously served on the board of directors for Clemmer Steelcraft Technologies Inc. and Nu-Tech Precision Metals, both privately held companies.  Mr. Davidson has a BSc from Michigan State University in Geological Engineering.  Mr. Davidson’s extensive business background makes him a valuable addition to the Board.  Mr. Davidson is the son of Thomas N. Davidson, Sr., who retired from the Board in August 2010.

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

Brock Wright BSc, MD, FRCPC, MBA has been a member of the Board since August 2010 and has been the Senior Vice-President Clinical Services (since October 2008) and Chief Medical Officer (since January 2000) for the Winnipeg Regional Health Authority.  Since November 2008, Dr. Wright has been the Associate Dean, Clinical Affairs for the Faculty of Medicine, University of Manitoba and, since 1990, Dr. Wright has been an Assistant Professor in the Department of Community Health Sciences.   Dr. Wright is also a member of the board of directors of Diagnostic Services Manitoba, a publically funded organization responsible for laboratory services for the entire province of Manitoba.  Dr. Wright served as the Chief Operating Officer for the Health Sciences Centre in Winnipeg from 2004 until 2008.  He also served as the Vice-President and Chief Medical Officer of the Winnipeg Regional Health Authority from 2000 to 2008.  Dr. Wright served as Vice-President and Chief Medical Officer of the Health Sciences Centre in Winnipeg from 1997 until 2000.  He also served in the mid-nineties as Vice-President responsible for the Pathology and Laboratory Division of the Health Sciences Centre and led the development of a successful plan to integrate laboratory services across the Province to form Diagnostic Services Manitoba.  Dr. Wright received his Bachelor of Science degree from the University of Winnipeg in 1980.  He received his Medical Degree in 1984, Fellowship in Community Medicine in 1990 and MBA in 1992, from the University of Manitoba.  Dr. Wright’s extensive medical and public sector experience make him a valuable addition to the Board.

Board Meetings

The Board held seven meetings during 2011.  No director who served as a director during the past year attended fewer than 75% of the aggregate of the total number of meetings of the Board and the total number of meetings of committees of the Board on which he or she served.

Committees of the Board

The Board currently has, and appoints members to, three standing committees: our Compensation Committee, our Corporate Governance and Nominating and our Audit Committee.  Prior to December 2011, each non-employee director was a member of each the three standing committees.  The current members of our committees are identified below:

Director		Compensation		Corporate Governance and Nominating		Audit
Anthony E. Altig (1)	·		·	✓	·	✓
Thomas N. Davidson, Jr.	·	✓	·		·	✓
Paul M. Karpecki	·		·	✓	·
Richard L. Lindstrom (2)	·	✓	·		·
Donald Rindell (3)	·		·	✓	·	✓
Brock Wright	·	✓	·		·

(1)       Audit Committee Chair.
(2)       Compensation Committee Chair.
(3)       Corporate Governance and Nominating Committee Chair.

Compensation Committee.  The Compensation Committee currently consists of Messrs. Wright and Davidson, and Dr. Lindstrom, with Dr. Lindstrom serving as its chairman.  Until February 22, 2012, the committee consisted of Mr. Wright, Dr. Lindstrom and Dr. Graves.   The Compensation Committee held one meeting during 2011.  All members of the Compensation Committee are independent as determined under the various NASDAQ Stock Market, U.S. Securities and Exchange Commission, or SEC, and Internal Revenue Service qualification requirements.  The Compensation Committee is governed by a written charter approved by the Board.  The functions of this committee include, among other things:

●          to provide oversight of the development and implementation of the compensation policies, strategies, plans and programs for the Company’s key employees and directors, including policies, strategies, plans and programs relating to long-term compensation for the Company’s senior management, and the disclosure relating to these matters;

●          to make recommendations regarding the operation of and/or implementation of employee bonus plans and incentive compensation plans;

●          to review and approve the compensation of the Chief Executive Officer and the other executive officers of the Company and the remuneration of the Company’s directors; and

●          to provide oversight of the selection of officers, management, succession planning, the performance of individual executives and related matters.

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

Audit Committee.  The Audit Committee consists of Messrs. Altig, Davidson and Rindell, with Mr. Altig serving as chairman.  The Audit Committee held five meetings during 2011.  All members of the Audit Committee are independent directors (as independence is currently defined in Rules 5605(a)(2) and 5605(c)(2) of the NASDAQ Listing Rules).  Mr. Altig qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.  The Audit Committee is governed by a written charter approved by the Board.  The functions of this committee include, among other things:

●          to monitor the Company’s financial reporting process and internal control system;

●          to appoint and replace the Company’s independent outside auditors from time to time, to determine their compensation and other terms of engagement and to oversee their work;

●          to oversee the performance of the Company’s internal audit function; and

●          to oversee the Company’s compliance with legal, ethical and regulatory matters.

Both our independent auditors and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to this committee.  The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties.  It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee, or the Corporate Governance Committee, members are Messrs. Rindell and Altig, and Dr. Karpecki, with Mr. Rindell serving as chairman.  Until February 22, 2012, the committee consisted of Mr. Rindell, Dr. Karpecki and Dr. Graves.  The Corporate Governance Committee held one meeting during 2011.  All members of the Corporate Governance Committee are independent directors, as defined in the NASDAQ Stock Market qualification standards.  The Corporate Governance Committee is governed by a written charter approved by the Board.  The functions of this committee include, among other things:

●          to establish criteria for Board and committee membership and to recommend to the Board proposed nominees for election to the Board and for membership on committees of the Board;

●          to ensure that appropriate processes are established by the Board to fulfill its responsibility for (i) the oversight of strategic direction and development and the review of ongoing results of operations of the Company by the appropriate committee of the Board and (ii) the oversight of the Company’s investor relations and public relations activities and ensuring that procedures are in place for the effective monitoring of the stockholder base, receipt of stockholder feedback and responses to stockholder concerns;

●          to monitor the quality of the relationship between management and the Board and to recommend improvements for ensuring an effective and appropriate relationship; and

●          to make recommendations to the Board regarding corporate governance matters and practices.

Director Nomination Process

Director Qualifications

In evaluating director nominees, the Corporate Governance Committee considers, among others, the following factors:

●          experience, skills and other qualifications in view of the specific needs of the Board and the Company;

●          diversity of background; and

●          demonstration of high ethical standards, integrity and sound business judgment.

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

Report of the Audit Committee

The following is the report of the Audit Committee with respect to the Company’s audited financial statements for the year ended December 31, 2011.

The purpose of the Audit Committee is to assist the Board in its general oversight of the Company’s financial reporting, internal controls and audit functions.  The Audit Committee Charter describes in greater detail the full responsibilities of the Audit Committee and is available on our website at www.tearlab.com.  All of the members of the Audit Committee are independent directors under the NASDAQ and SEC audit committee structure and membership requirements.

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

Beginning in fiscal 2004 and continuing through fiscal 2011 (the eighth year of certification), management has implemented a process of documenting, testing and evaluating the Company’s internal control over financial reporting in accordance with the requirements of the Sarbanes-Oxley Act of 2002.  The Audit Committee is kept apprised of the progress of the evaluation and provides oversight and advice to management regarding such compliance.  In connection with this oversight, the Audit Committee receives periodic updates provided by management at each regularly scheduled Audit Committee meeting.  At a minimum, these updates occur quarterly.  At the conclusion of the process, management provides the Audit Committee with a report on the effectiveness of the Company’s internal control over financial reporting which is reviewed and commented upon by the Audit Committee.  The Audit Committee also holds regular private sessions with Ernst & Young LLP to discuss their audit plan for the year, and the results of their quarterly reviews and the annual audit.  The Audit Committee also reviewed Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-K related to our consolidated financial statements and financial statement schedules.  The Audit Committee continues to oversee the Company’s efforts and reviewed management’s report on the effectiveness of its internal control over financial reporting and management’s preparations for the evaluation.

The Committee met on five occasions in 2011.  The Committee met privately in executive session with Ernst & Young LLP as part of each regular meeting.  The Committee Chair held private meetings with the Chief Financial Officer.

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

Based on their review of the consolidated financial statements and discussions with, and representations from, management and Ernst & Young LLP referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the U.S. Securities and Exchange Commission.

In accordance with Audit Committee policy and the requirements of law, the Audit Committee pre-approves all services to be provided by our independent auditors, Ernst & Young LLP.  Pre-approval is required for audit services, audit-related services, tax services and other services.  In some cases, the full Audit Committee provides pre-approval of services for up to a year, which may be related to a particular defined task or scope of work and subject to a specific budget.  In other cases, a designated member of the Audit Committee may have delegated authority from the Audit Committee to pre-approve additional services, and such pre-approval is later reported to the full Audit Committee.  See “Fees for Professional Services” for more information regarding fees paid to Ernst & Young LLP for services in fiscal years 2011 and 2010.

April 6, 2012	AUDIT COMMITTEE

Anthony Altig
Thomas N. Davidson
Donald Rindell

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock, or the Reporting Persons, are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. The Company believes that, during 2011, the Reporting Persons complied with all Section 16(a) filing requirements, with the following exceptions.

•	On June 13, 2011, the compensation committee of the Board granted options to Brock Wright, Richard Lindstrom and Elias Vamvakas. The Forms 4 were filed late on June 17, 2011.
•
On January 1, 2011, the compensation committee of the Board granted options to Tom Davidson, Jr., Donald Rindell, Anthony Altig, Paul Karpecki, Richard Lindstrom and Brock Wright.  The Forms 4 were filed late on January 6, 2011.

ITEM 11.                      Executive Compensation.

Our Executive Officers

The following table sets forth the name and position of each of the persons who were serving as our named executive officers as of March 15, 2012.

Name	Age	Position
Elias Vamvakas	53	Chairman of the Board and Chief Executive Officer
Stephen Zmina	58	Vice President, Manufacturing & Engineering
Robert Walder	59	Vice President, Operations

Stephen Zmina has served as our Vice President of Manufacturing & Engineering since October of 2006. Mr. Zmina has more than 28 years of product development experience in a number of high technology industries including medical, telecommunications, semiconductor, and industrial and high volume consumer products. His wide range of skills include product development, product marketing, manufacturing, and operations. Prior to TearLab Corporation, Mr. Zmina was the Vice President of Product Development at Thermoscan, in San Diego, California, developing professional and consumer infrared ear thermometers. He has also been responsible for the development of a variety of high volume consumer products for Tandy Electronics. While at Tandy, his product development team developed over 40 new, high volume consumer products. He introduced digital signal processing into very low cost consumer products to significantly improve product performance and value to the customer. Mr. Zmina has also held a number of other executive level positions in the semiconductor and power supply industries, developing products for the consumer and industrial markets. Steve has BSEE and MSEE degrees from Purdue University in semiconductor electronics.

Robert Walder, PA-C, has over 30 years of healthcare and management experience, both as a caregiver and senior manager. Mr. Walder joined TearLab Corporation as Vice President of Operations in 2008. He is also a principal in The Samaritan Group, a consulting group specializing in medical services. Previously, he was the Vice President of Clinical Operations with Digirad Corp., a leading developer of solid state gamma cameras and the largest provider of in-office cardiology imaging services from 2000 to 2008. In addition, Mr. Walder currently serves on the board of directors for the Country Club of Rancho Bernardo, a privately held company.  Prior to Digirad, Mr. Walder was the Business Unit Manager for Abbott Laboratories. Abbott Labs is a global organization that develops, manufactures and distributes healthcare products and pharmaceuticals. Mr. Walder graduated from California State College with Bachelors of Science degree in Electrical Engineering, the University of Southern California with a Baccalaureate degree in Medicine and the University of Phoenix with degrees in Business Administration and Management.

A biography for Elias Vamvakas can be found in the section entitled Information Regarding Directors above.

Executive Compensation

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2011 and 2010 by our Chief Executive Officer and our other two most highly compensated executive officers who were employed by us as of December 31, 2011.  We refer to our Chief Executive Officer and these other executive officers as our “named executive officers” elsewhere in this document.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Elias Vamvakas	2011	234,558	17,592	—	27,076	279,226
Chairman and Chief Executive Officer	2010	—	—	—	28,584	28,584
Stephen Zmina	2011	180,000	16,200	—	21,397	217,597
Vice President, Manufacturing & Engineering	2010	180,000	30,000	—	18,726	228,726
Robert Walder	2011	180,000	13,950	—	22,523	216,473
Vice President, Operations	2010	180,000	30,000	—	21,529	231,529

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2011, including the value of the stock awards.
	Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
	(#) Exercisable	(#) Unexercisable	($)
Elias Vamvakas (1)	184	—	32.50	8/1/2012
Elias Vamvakas (2)	20,000	—	24.75	7/1/2013
Elias Vamvakas (3)	—	4,500	51.25	3/30/2015
Elias Vamvakas (4)	12,000	—	47.50	8/3/2016
Elias Vamvakas (5)	4,000	—	27.75	7/3/2017
Elias Vamvakas (6)	626,164	—	2.63	10/6/2018
Elias Vamvakas (7)	15,000	—	2.00	6/18/2019
Elias Vamvakas (8)	14,899		1.22	9/30/2019
Elias Vamvakas (9)	90,000	45,000	1.22	9/30/2019
Elias Vamvakas (10)	100,000	—	1.22	9/30/2019
Elias Vamvakas (11)	200,000	—	1.22	9/30/2019
Stephen Zmina (12)	56,129	—	2.25	10/1/2016
Stephen Zmina (13)	16,667	8,333	1.99	3/3/2019
Stephen Zmina (14)	12,581	6,290	1.22	9/30/2019
Robert Walder (15)	13,782	---	3.12	12/8/2018
Robert Walder (16)	20,000	10,000	1.99	3/3/2019
Robert Walder (17)	37,479	18,739	1.22	9/30/2019

(1)	184 post-split options were granted on August 1, 2002, under the Plan. These time-based options have fully vested.
(2)	20,000 post-split options were granted on July 1, 2003, under the Plan. These time-based options have fully vested.
(3)
4,500 post-split options were granted on March 30, 2005, under the Plan.  These performance-based options were to vest as follows: (a) as to 100% when and if the Company receives the approval that it is seeking from the U.S. Food and Drug Administration for the RHEO System for use in the Rheopheresis treatment of non-exudative age-related macular degeneration (the “FDA Approval”), if the FDA Approval is received on or before November 30, 2006; (b) as to 80% when and if the Company receives the FDA Approval, if the FDA Approval is received after November 30, 2006 but on or before January 31, 2007; (c) as to 60% when and if the Company receives the FDA Approval, if the FDA Approval is received after January 31, 2007.

(4)	12,000 post-split options were granted on August 3, 2006, under the Plan. These options vested fully upon the date of grant.
(5)	4,000 post-split options were granted on July 3, 2007, under the Plan. These time-based options have fully vested.
(6)	626,164 post-split options were granted on October 6, 2008, under the Plan. These options vested fully upon the date of grant.
(7)	15,000 options were granted on June 18, 2009, under the Plan. These time-based options have fully vested.
(8)	14,899 options were granted on September 30, 2009, under the Plan. These options vested fully upon the date of grant.
(9)	135,000 options were granted on September 30, 2009, under the Plan. These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.

(10)
100,000 options were granted on September 30, 2009, under the Plan.  These time-based options vest monthly in 1/6 installments, starting on June 30, 2009.  Vesting commencement was subject to stockholder approval of an increase in authorized shares reserved for issuance under the Plan.

(11)
200,000 options were granted on September 30, 2009, under the Plan.  These time-based options vest monthly in 1/12 installments, starting on January 1, 2010.  Vesting commencement was subject to stockholder approval of an increase in authorized shares reserved for issuance under the Plan.

(12)	56,129 post-split options were granted on October 1, 2006, under the Plan. These time-based options are fully vested.
(13)	25,000 options were granted on March 3, 2009, under the Plan. These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.
(14)	18,871 options were granted on September 30, 2009, under the Plan. These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.
(15)	13,782 options were granted on December 8, 2008, under the Plan. These time-based options are fully vested.
(16)	30,000 options were granted on March 3, 2009, under the Plan. These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.
(17)	56,218 options were granted on September 30, 2009, under the Plan. These time-based options vest annually in 1/3 installments, starting on the one year anniversary of the date of grant.

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

William Dumencu

On February 25, 2008, the Company entered into an employment agreement with Mr. Dumencu, the Company’s Chief Financial Officer and Treasurer.  His annual base salary is CDN$184,271.  At the Board’s discretion based on measurable objectives, he is entitled to an annual bonus of 25% of his annual salary.  Mr. Dumencu is entitled to receive, and has received, stock options pursuant to the 2002 Stock Option Plan at the discretion of the Board.  Mr. Dumencu’s employment may be terminated for cause, as defined in the agreement.

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

On December 12, 2008, the Board approved cash bonuses to certain of the Company’s officers, referred to as the 2008 Bonus Plan.  Under the terms of the 2008 Bonus Plan, a bonus of $50,000 may be payable to each of Tracy Puckett, Vice President, Marketing, Steve Zmina, Vice President, Manufacturing & Engineering, Michael Berg, Vice President, Clinical and Regulatory Operations, Benjamin Sullivan, Chief Scientific Officer and Robert Walder, Vice President, Operations.  Subsequent to the initial approval of the 2008 Bonus Plan, the Board approved eligibility for bonuses of $50,000 under the 2008 Plan to each William Dumencu, the Chief Financial Officer and Duane Morrison, the Vice President, Sales.  Elias Vamvakas, Chief Executive Officer and Chairman of the Board is eligible for a $100,000 bonus under the 2008 Plan.  In addition, Dr. Michael Lemp and Dr. David Eldridge, both of whom are consultants to the company, are eligible for bonuses of the same amounts under the 2008 Bonus Plan.  In each case, such bonuses became payable in cash upon the satisfaction of both of the following conditions: (i) the closing of a financing approved by the Board satisfied on July 15, 2009; and (ii) upon receipt of a CLIA waiver related to the Company’s TearLab product which occurred on January 23, 2012.

Option Exercises and Stock Vested at Fiscal Year End

There were no options exercised by our named executive officers during the fiscal year ended December 31, 2011.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Non-Employee Director Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of the Board for the fiscal year ended December 31, 2011.

,
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony E. Altig	—	—	27,999	—	—	—	27,999
Thomas N. Davidson, Jr.	—	—	21,874	—	—	—	21,874
Adrienne L. Graves	—	—	26,625	—	—	—	26,625
Paul M. Karpecki	—	—	20,500	—	—	—	20,500
Richard Lindstrom	—	—	21,999	—	—	—	21,999
Donald Rindell	—	—	27,000	—	—	—	27,000
Brock Wright	—	—	22,500	—	—	—	22,500

(1)
The values set forth in this column are based on the full grant date fair value of stock option awards, computed in accordance with the provisions of FASB ASC Topic 718, using the Black-Scholes pricing model, utilizing certain assumptions as outlined in the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  These stock options include time-based stock options earned during the year ended December 31, 2011.

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

DIRECTORS’ AND OFFICERS’ LIABILITY INSURANCE

The Company maintains directors’ and officers’ liability insurance.  Under this insurance coverage, the insurer pays, on the Company’s behalf, for losses for which the Company indemnifies its directors and officers and, on behalf of individual directors and officers, losses arising during the performance of their duties for which the Company does not indemnify them.  The total limit for the policy is $10,000,000 per policy term, subject to a deductible of $500,000 per claim with respect to corporate indemnity provisions and $500,000 if the claim relates to securities law claims.  In addition, the Company has implemented a Side A DIC policy which is additional protection for the directors and officers in the event the company is legally not permitted or financially unable to indemnify.  The level of insurance is $2,500,000 in excess of the basic $10,000,000 insurance.  The total premiums in respect of the directors’ and officers’ liability insurance paid in the financial year ended December 31, 2011 were approximately $96,000.  The directors’ and officers’ liability insurance policy is effective from December 7, 2011 to December 7, 2012.  The insurance policy does not distinguish between directors and officers as separate groups.

Compensation of Directors

Directors who are not employees are entitled to receive annual grants of an option to purchase 15,000 shares of the Company’s common stock and annual compensation of $15,000.  Committee chairmen receive additional annual compensation of $5,000.  Directors also receive $1,500, $1,000 and $500 for attendance at each Board, committee and telephonic meeting, respectively.  A cap of $2,500 has been set on payments for meeting attendance on any one day.  On June 18, 2009, the directors agreed to waive cash compensation for their director fees and on September 30, 2009, the directors agreed to receive options in lieu of the cash compensation under the terms of the 2002 Stock Incentive Plan.  Accordingly, directors are compensated for meeting attendance in shares with a value equivalent to the amounts noted above, as determined using the Black-Scholes option pricing methodology.

Director Attendance at Annual Meetings

Although the Company does not have a formal policy regarding attendance by members of the Board at our Annual Meeting, we encourage all of our directors to attend.  All of the Company’s directors attended our 2011 Annual Meeting, our most recent Annual Meeting, in person.

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

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of February 15, 2012 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors and (iv) all of our current executive officers and directors as a group.  Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be.

Percentage of beneficial ownership is calculated based on 20,414,993 shares of common stock outstanding as of February 15, 2012.  Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of February 15, 2012.  Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the address for each person set forth on the table below is c/o Tearlab Corporation, 7360 Carroll Road, Suite 200, San Diego, California 92121.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholder
Eric Donsky (1)	1,547,000	7.6%
RA Capital Management, LLC (2)	1,020,545	5.0%
DAFNA Capital Management, LLC (3)	1,373,400	6.7%
Blackwell Partners, LLC (4)	1,269,300	6.0%
Executive Officers and Directors:
Elias Vamvakas (5)	2,629,769	12.2%
William Dumencu (6)	87,755	*
Stephen Zmina (7)	93,709	*
Paul Karpecki (8)	80,542	*
Richard Lindstrom (9)	275,924	1.3%
Adrienne Graves (10)	79,318	*
Donald Rindell (11)	117,908	*
Anthony Altig (12)	141,880	*
Brock Wright (13)	684,472	3.3%
Thomas N. Davidson, Jr. (14)	411,606	2.0%
Michael Lemp (15)	322,039	1.6%
David C. Eldridge (16)	242,949	1.2%
Duane Morrison (17)	33,333	*
Michael Berg (18)	117,780	*
Benjamin Sullivan (19)	355,515	1.7%
Robert Walder (20)	82,555	*
Tracy Puckett (21)	120,262	*
All directors and executive officers as a group (17 people) (22)	5,877,316	25.1%

(*)	Represents beneficial ownership of less than 1%.
(1)	Eric Donsky’s address is 11 N. Vista De Catalina, Laguna Beach, CA 92651.
(2)	RA Capital Management’s address is 20 Park Plaza, Suite 1200, Boston, MA 02116.
(3)	DAFNA Capital Management’s address is 10990 Wilshire Blvd., Suite 1400, Los Angeles, CA 90024.
(4)	Blackwell Partners, LLC's address is 406 Blackwell Street, Suite 300, Durham, NC 27701.
(5)
Includes (a) 1,082,247 shares subject to options exercisable within 60 days of February 15, 2012; (b) 1,033,486 shares held beneficially by Mr. Vamvakas through his relationship with Greybrook Corporation, which includes 19,375 shares subject to warrants  exercisable within 60 days of February 15, 2012; (c) 294,028 shares held beneficially by Mr. Vamvakas through his relationship with Merchant Securities, Inc.; and (d) 220,008 shares held by Mr. Vamvakas, which includes 104,604 shares subject to warrants exercisable within 60 days of February 15, 2012.

(6)	Includes 87,755 shares subject to options exercisable within 60 days of February 15, 2012.
(7)	Includes 93,709 shares subject to options exercisable within 60 days of February 15, 2012.
(8)	Includes 74,542 shares subject to options exercisable within 60 days of February 15, 2012.
(9)	Includes 90,181 shares subject to options exercisable within 60 days of February 15, 2012, and 6,250 shares subject to warrants exercisable within 60 days of February 15, 2012.
(10)	Includes 79,189 shares subject to options exercisable within 60 days of February 15, 2012.
(11)	Includes 117,908 shares subject to options exercisable within 60 days of February 15, 2012.
(12)	Includes 86,880 shares subject to options exercisable within 60 days of February 15, 2012, and 27,500 shares subject to warrants exercisable within 60 days of February 15, 2012.
(13)	Includes 42,568 shares subject to options exercisable within 60 days of February 15, 2012, and 6,249 shares subject to warrants exercisable within 60 days of February 15, 2012.
(14)
Includes (a) 37,737 shares subject to options exercisable within 60 days of February 15, 2012; (b) 343,869 shares held beneficially by Mr. Davidson through his relationship with Cardinal Crest Partners, 7 Sunrise Cay, Key Largo, Florida 33037, which includes 100,000 shares subject to warrants exercisable within 60 days of February 15, 2012; and (c) 30,000 shares held by Mr. Davidson Jr., which includes 15,000 shares subject to warrants exercisable within 60 days of February 15, 2012.

(15)	Includes (a) 150,443 shares subject to options exercisable within 60 days of February 15, 2012; (b)171,596 shares held beneficially by Mr. Lemp through his relationship with his Family Trust.
(16)	Includes 105,441 shares subject to options exercisable within 60 days of February 15, 2012.
(17)	Includes 33,333 shares subject to options exercisable within 60 days of February 15, 2012.
(18)	Includes 93,709 shares subject to options exercisable within 60 days of February 15, 2012.
(19)	Includes 355,515 shares subject to options exercisable within 60 days of February 15, 2012.
(20)	Includes 80,111 shares subject to options exercisable within 60 days of February 15, 2012.
(21)	Includes 84,953 shares subject to options exercisable within 60 days of February 15, 2012.
(22)	See footnotes 5 through 21 inclusive.

Equity Compensation Plan Information

The following table provides information regarding the equity compensation plans as of December 31, 2011.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by security holders (1)	3,690,654	3.34	136,958
Plans not approved by security holders
The 2007 Warrants (2)	127,050	46.25	––
The Cowen Warrants (3)	4,447	46.25	––
The June 2011 Debt Warrants (4)	3,846,154	1.86
The June 2011 PIPE Warrants (5)	109,375	1.60	––
Total	4,087,026	3.28	––

(1)
For discussion of the 2002 Stock Incentive Plan, which was approved by the security holders, please refer to footnote 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(2)
On February 6, 2007, pursuant to a securities purchase agreement (the “2007 Securities Purchase Agreement”), the Company issued warrants to certain investors.  The warrants are exercisable for a period of five-years into an aggregate of 106,838 shares of the Company’s common stock at $46.25 per common share.

(3)
On February 6, 2007, the Company issued a warrant to Cowen and Company, LLC in partial payment of the placement fee payable for the services it had rendered as the placement agent in connection with the 2007 Securities Purchase Agreement.  The warrant is a five-year warrant exercisable into an aggregate of 3,740 shares of the Company’s common stock.  The per share exercise price of the warrant is $46.25, and it became exercisable on August 6, 2007.

(4)
On June 30, 2011, pursuant to a private placement financing, the Company issued warrants to certain investors.  The warrants are five-year warrants exercisable into an aggregate of 3,846,154 shares of the Company’s common stock at $1.86 per common share.

(5)
On June 13, 2011, pursuant to a conversion and retirement of the Company’s outstanding Financing obligations, the Company issued warrants to certain investors.  The warrants are five-year warrants exercisable into an aggregate of 109,375 shares of the Company’s common stock at $1.60 per common share.

ITEM 13.                      Certain Relationships and Related Transactions, and Director Independence.

Except for the transactions described below, since January 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $105,380 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.  All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee.  In accordance with its charter, the Audit Committee is responsible for reviewing and approving all related party transactions for potential conflicts of interest on an ongoing basis.

Interests of Insiders in Prior and Proposed Transactions

Dr. Adrienne Graves

On February 22, 2012 the Company entered into an agency agreement, or the Agreement, with Dr. Adrienne Graves, a member of the Board.  Pursuant to the terms of the Agreement, Dr. Graves will oversee identifying and leading discussions with potential partners for commercialization of the TearLab Osmolarity System in Japan.  The Agreement may be terminated by either party in the event of an uncured breach, and, six months after the date of the Agreement it may be terminated by either party upon sixty days prior written notice. Unless extended by agreement of the parties, the Agreement shall automatically terminate on February 22, 2013.

As consideration for the services to be rendered by Dr. Graves under the Agreement, the Company is obligated to pay Dr. Graves a fee for each contract entered into by the Company that was facilitated by Dr. Graves under the terms of the Agreement.  The fee payable is equal to three percent of all consideration actually received by the Company, net of royalties due to the University of California San Diego, provided that such fee shall not exceed one million U.S. dollars and shall not be less than one hundred thousand U.S. dollars.  As of April 15, 2012, no such contracts have been entered into by the Company.

The Company has also agreed to indemnify Dr. Graves from and against any and all claims, losses, liabilities, damages, costs and expenses (including reasonable attorneys’ fees) incurred in connection with the Agreement.  However, such indemnification is not required with respect to losses caused by Dr. Graves’s negligence, reckless or intentionally wrongful acts, willful misconduct or willful material breach of the Agreement.

In connection with the Company’s entry into the Agreement, on February 22, 2012 Dr. Graves removed herself as a member of the Company’s Compensation Committee and Corporate Governance and Nominating Committee.

Science with Vision

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

No Other Interests of Insiders

None of the principal stockholders, senior officers or directors of the Company or the proposed nominees for election as directors of the Company, or any of their associates or subsidiaries, has any other interest in any other transaction since January 1, 2011 or any other proposed transaction that has materially affected or would materially affect the Company or its subsidiaries.

We believe that all of the transactions described above were on terms at least as favorable to us as they would have been had we entered into those transactions with unaffiliated third parties.

Director Independence

The Board of Directors has determined that each of the director nominees standing for election, except Elias Vamvakas and Adrienne Graves are independent directors under the NASDAQ Stock Market qualification standards.  In determining the independence of our directors, the Board considered all transactions in which the Company and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” below.

ITEM 14.                      Principal Accounting Fees and Services.

In connection with the audit of the 2011 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP, which set forth the terms by which Ernst & Young has performed audit services for the Company.

The following table sets forth the aggregate fees agreed to by the Company for the annual and statutory audits for the fiscal years ended December 31, 2011 and 2010, and all other fees paid by the Company to Ernst & Young during 2011 and 2010:

	For the years ended December 31,
	2011 ($)	2010 ($)
	(in thousands)
Audit Fees	$245.0	$236.0
Audit-Related Fees	32.0	0.0
Tax Fees	0.0	0.0
All Other Fees	0.0	0.0
Totals	$277.0	$236.0

Audit Fees.  Audit fees for the financial years ended December 31, 2011 and 2010 were for professional services provided in connection with the audit of the Company’s annual consolidated financial statements, review of the Company’s quarterly consolidated financial statements, accounting matters directly related to the annual audits, and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees.  Audit related fees for 2011 were for professional services in connection with SEC registration statements, periodic reports (including Form 8-Ks) and other documents filed with the SEC or other documents issued in connection with securities offerings. Audit related fess were also incurred for consultations by the Company’s management as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, FASB, or other regulatory standard setting bodies.  There were no audit related fees for the fiscal year ended December 31, 2010.
Tax Fees.   There were no tax fees incurred in the last two fiscal years.

All Other Fees.  Ernst & Young LLP did not provide any services in the last two fiscal years, other than those described above.

All audit fees relating to the audit for the financial year ended December 31, 2011, were approved in advance by the Audit Committee.  All audit and non-audit services to be provided by Ernst & Young LLP were, and will continue to be, pre-approved by the Audit Committee.

PART IV

ITEM 15.                      Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit Description	Incorporated by Reference
2.1	Form of Plan of Reorganization.	Exhibit 2.1 to the Registrant's Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333-118024)
3.1	Restated Certificate of Incorporation of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)
3.2	Amended and Restated By-Laws of the Registrant as currently in effect.	Exhibit 3.4 to the Registrant's Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)
3.3	Certificate of Amendment of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)
3.4	Certificate of Amendment of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 1, 2008.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 1, 2008 (file no. 000-51030)
3.5	Certificate of Amendment of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on May 18, 2010.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)
3.6	Certificate of Amendment of TearLab Corporation, filed with the Secretary of State of the State of Delaware on July 13, 2011.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 1, 2011 (file no. 000-51030)
4.1	Form of Common Stock Purchase Warrant Agreement	Exhibit A to the Registrant's free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)
4.2	Form of Common Stock Purchase Warrant Agreement	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.1	License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.
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
Exhibit 10.31 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.8		2002 Stock Option Plan, as amended and restated on June 24, 2010.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on July 23, 2010 (file no. 000-51030)
10.9		Loan Agreement, dated as of February 19, 2008, by and among the Registrant, the Lenders named therein and Marchant Securities Inc.	Exhibit 10.50 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)
10.10		Share Pledge Agreement, dated as of February 19, 2008, by the Registrant in favor of Marchant Securities Inc., as collateral agent.	Exhibit 10.51 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)
10.11	#	Employment Agreement, dated as of February 25, 2008, between the Registrant and William G. Dumencu.	Exhibit 10.52 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)
10.12		Amending Agreement by and among OccuLogix, Inc., Marchant Securities Inc. and the investor party thereto.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 28, 2008 (file no. 000-51030)
10.13		Letter Agreement, dated January 8, 2010, amending the Capital Advisory Agreement with Greybrook Capital Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed with the Commission on January 11, 2010 (file no. 000-51030)
10.14		Placement Agency Agreement, dated as of March 14, 2010, by and between the Company and Rodman & Renshaw, LLC.	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 15, 2010 (file no. 000-51030)
10.15		Securities Purchase Agreement, dated as of March 14, 2010, by and between the Company and certain investors.	Registrant's free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)
10.16		Distribution Agreement, dated as of August 20, 2009, by and between the Company and Science with Vision, a Canadian corporation.	Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed with the Commission on March 15, 2010 (file no. 000-51030)
10.17		Capital Advisory Agreement with Greybrook Capital Inc., dated November 3, 2009	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 3, 2009 (file no. 000-51030)
10.18		Form of Director and Affiliate Letter Agreement.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)
10.19	#	Agency Agreement, dated February 22, 2012, by and between TearLab Corporation and Dr. Graves.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 27, 2012 (file no. 000-51030)
10.20
Deed and Amendment, dated December 22, 2011, to Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB AB (Aust) Pty Ltd. Dated August 1, 2011 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.).
Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 29, 2011 (file no. 000-51030)
10.21
Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB (Aust) Pty Ltd, dated August 1, 2011. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on August 5, 2011 (file no. 000-51030)
10.22
Cooperative Marketing Agreement, dated August 30, 2010, by and between TearLab Corporation, AMO Canada Company and Science with Vision, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)
Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on September 3, 2010 (file no. 000-51030)
10.23		Securities Purchase Agreement, dated as of June 23, 2011, by and between TearLab Corporation and certain investors.	Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 28, 2011 (file no. 000-51030)
10.24		Registration Rights Agreement, dated as of June 23, 2011, by and between TearLab Corporation and certain investors.	Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 28, 2011 (file no. 000-51030)
10.25		Form of Warrant, dated June 23, 2011.	Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed with the Commission on June 28, 2011 (file no. 000-51030)
10.26		Amending Agreement, dated as of July 28, 2008, by and among OccuLogix, Inc., OcuSense Acquireco, Inc. and OcuSense, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on July 28, 2008 (file no. 000-51030)
14.1		Code of Conduct of the Registrant	Exhibit 14.1 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 26, 2010 (file no. 000-51030)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2012	TEARLAB CORPORATION
	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Dated: April 10, 2012	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer and
Chairman of Board of Directors

	Dated: April 10, 2012	By:	/s/ William G. Dumencu
William G. Dumencu
Chief Financial Officer and Treasurer

	Dated: April 10, 2012	By:	/s/ *
Anthony Altig
Director

	Dated: April 10, 2012	By:	/s/ *
Thomas N. Davidson, Jr.
Director

	Dated: April 10, 2012	By:	/s/ *
Adrienne L. Graves
Director

	Dated: April 10, 2012	By:	/s/ *
Richard L. Lindstrom, M.D.
Director

	Dated: April 10, 2012	By:	/s/ *
Donald Rindell
Director

	Dated: April 10, 2012	By:	/s/ *
Paul Karpecki
Director

	Dated: April 10, 2012	By:	/s/ *
Brock Wright
Director

*By:	/s/ Elias Vamvakas
Elias Vamvakas
Attorney-in-Fact