Form 10-Q
period 2012-03-31
TearLab Corp
filed 2012-05-15
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,411,259 as of May 4, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would,"  "expects," "plans," "intends," "anticipates," "believes," "estimates," "projects," "predicts," “pursue,” "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

•	Our future strategy, structure, and business prospects;
•	The planned commercialization of our current product;
•	The size and growth of the potential markets for our product and technology;
•	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
•	Our anticipated expansion of United States and international sales and operations;
•	Our ability to obtain and protect our intellectual property and proprietary rights;
•	The results of our clinical trials;
•	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;
•	Our anticipated sales to additional customers in the United States since we obtained the CLIA waiver categorization;
•	Our ability to obtain reimbursement for patient testing with the TearLab® System;
•	Our efforts to assist our customers in obtaining their CLIA waiver certifications or providing them with support from certified professionals;
•	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations; and
•	Use of cash, cash needs and ability to raise capital.

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

TearLab Corp.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
($ 000’s)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,845	$2,807
Accounts receivable, net	284	317
Due from related parties, net	7	4
Inventory, net	1,227	898
Prepaid expenses	259	190
Other current assets	79	35
Total current assets	5,701	4,251

Fixed assets, net	258	199
Patents and trademarks, net	157	164
Intangible assets, net	5,621	5,924
Total assets	$11,737	$10,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$539	$218
Accrued liabilities	2,152	1,843
Obligations under warrants	6,677	2,957
Total current liabilities	9,368	5,018

Stockholders’ equity
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 65,000,000 authorized, 21,806,249 and 20,414,993 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	22	20
Additional paid-in capital	398,981	393,035
Accumulated deficit	(396,634)	(387,535)
Total stockholders’ equity	2,369	5,520
Total liabilities and stockholders’ equity	$11,737	$10,538

See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(expressed in U.S. dollars except number of shares)
(Unaudited)
($ 000’s except number of shares and loss per share)

	Three months ended
	March 31,
	2012	2011

Revenue	$422	$824
Cost of goods sold (excluding amortization of intangible assets)	331	412
Gross profit	91	412
Operating expenses
General and administrative	951	908
Clinical, regulatory and research & development	527	247
Sales and marketing	812	441
Amortization of intangible assets	304	304
Total operating expenses	2,594	1,900
Loss from operations	(2,503)	(1,488)
Other expense
Interest income	2	2
Changes in fair value of warrant obligations	(6,569)	39
Interest expense	—	(52)
Amortization of deferred financing charges	—	(162)
Other income	(29)	(6)
Total other expense	(6,596)	(179)
Net loss and comprehensive loss	$(9,099)	$(1,667)
Weighted average shares outstanding - basic and diluted	20,672,500	14,775,366
Loss per share – basic and diluted	$(0.44)	$(0.11)

See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)
($ 000’s)

	Three months ended March 31,
	2012	2011

OPERATING ACTIVITIES
Net loss for the period	$(9,099)	$(1,667)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	506	168
Depreciation of fixed assets	22	20
Amortization of patents and trademarks	7	7
Amortization of intangible assets	304	304
Amortization of deferred financing charges, warrants and beneficial conversion values	—	162
Changes in fair value of warrant obligations	6,569	(39)
Non-cash interest accrued on convertible debt funding	—	52
Net change in non-cash working capital balances related to operations	217	(42)
Cash used in operating activities	(1,474)	(1,035)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(80)	(49)
Cash used in investing activities	(80)	(49)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	2,559	—
Proceeds from the exercise of stock options	33	—
Cash provided by financing activities	2,592	—

Net increase in cash and cash equivalents during the period	1,038	(1,084)
Cash and cash equivalents, beginning of period	2,807	2,726
Cash and cash equivalents, end of period	$3,845	$1,642

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

The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.    SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2011. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to the impairment of long-lived and intangible assets, the value of stock options and warrants, and inventory reserves.

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

TearLab Corp.

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

Recent Accounting Pronouncements

In June and December 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The Company adopted this guidance beginning after January 1, 2012, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB. The adoption did not have a material effect on the Company's financial condition or results of operations, and only resulted in a change to financial statement presentation.

On May 12, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this guidance did not a material effect on the Company's financial condition and results of operations.

3.    BALANCE SHEET DETAILS :

Accounts receivable, net
(in thousands)	March 31, 2012	December 31, 2011
Trade receivables	$330	$354
Allowance for doubtful accounts	(48)	(42)
Other receivables	2	5
	$284	$317

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

(in thousands)	March 31, 2012	December 31, 2011
Finished goods	$1,751	$1,499
Inventory reserves	(524)	(601)
	$1,227	$898

TearLab Corp.

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories.  In addition, the Company assesses the impact of changing technology and market conditions.  The Company has entered into a long term purchase commitment to buy the test cards from MiniFAB (Note 12). The purchase commitment contains required minimum annual purchases. As part of its analysis of excess or obsolete inventories, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve needed. The usage of the minimum purchase commitments is predicated upon significant increases in revenues from TearLab products as compared to 2011 and prior years.

Prepaid Expenses

(in thousands)
	March 31, 2012	December 31, 2011
Prepaid insurance	$96	$119
Prepaid regulatory fees	40	8
Other fees and services	123	63
	$259	$190

Fixed Assets

(in thousands)	March 31, 2012	December 31, 2011
Furniture and office equipment	$69	$49
Computer equipment and software	167	165
Demo equipment	53	53
Rental equipment	161	103
Medical equipment	335	335
	785	705
Less accumulated depreciation	(527)	(506)
	$258	$199

Depreciation expense was $22,000 and $20,000 during the three months ended March 31, 2012 and 2011, respectively.

Patents and trademarks

(in thousands)	March 31, 2012	December 31, 2011
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(111)	(104)
	$157	$164

Amortization expense of patents and trademarks was $7,000 and $7,000 during the three months ended March 31, 2012 and 2011, respectively.

TearLab Corp.

Accrued liabilities
(in thousands)
	March 31,	December 31,
	2012	2011
Due to professionals	$242	$295
Due to employees and directors	1,117	1,080
Clinical trial accruals	174	174
Accrued inventory in-transit	153	—
Other	466	294
	$2,152	$1,843

4.   INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. Amortization expense for the three months ended March 31, 2012 and 2011 was $304,000 and $304,000, respectively.

Intangible assets subject to amortization consist of the following:

	March 31, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$6,551	$12,172	$6,248

The estimated amortization expense for the intangible assets for the remainder of 2012 and each of the next five years is as follows:

Amortization of intangible assets ($ 000’s)
Remainder of 2012	$912
2013	1,215
2014	1,215
2015	1,215
2016	1,064
$5,621

5.  RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision, pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. Sales to this distributor for the three months ended March 31, 2012 and 2011 were $16,000 and $38,000, respectively, and the outstanding accounts receivable balances due at March 31, 2012 and December 31, 2011 were $7,000 and $4,000, respectively.  The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision.

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

The Company currently has an employee who formerly served as a United States distributor of the Company’s products.  This employee is no longer in control of the distributor; however the employee continues to hold a material financial interest in the distributing company.  Sales to this distributor for the three months ended March 31, 2012 and 2011 were $1,000 and $9,000, respectively, and the outstanding accounts receivable balances at March 31, 2012 and December 31, 2011 were $0 and $0, respectively.

TearLab Corp.

6.    CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

In July 2009, the Company entered into an agreement with certain investors whereby the investors agreed to provide financing (the “Financing”) to the Company through the purchase of convertible secured notes (“the Notes”), in the aggregate amount of $1.55 million.  On August 31, 2009, an additional $200,000 of financing was received by the Company to bring the aggregate total funding received to $1.75 million. The Notes evidencing the Financing, were to mature on the second anniversary of their issuance (“the Maturity Date”), bearing interest at a rate of 12% per annum and were convertible into shares of the Company’s common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to the Maturity Date.  The conversion price of the Notes (the “Discount Price”) was $1.3186 determined on August 31, 2009.  The Notes were secured by substantially all of the assets of the Company.

On June 13, 2011 (Conversion date), upon the request of holders of more than 51% of the outstanding principal amount of the Notes, the Company issued 1,629,539 shares of its common stock in consideration of the conversion and retirement of the Company’s outstanding Financing obligations in the aggregate amount of $2,149,000, (the Conversion). In connection with the Conversion, the Company issued warrants with a life of five years to purchase 109,375 shares of common stock (the “Financing Warrants”).  The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The fair value of the warrants totaling $163,000, calculated using the Black-Scholes value model, was initially recorded at the date of Financing in additional paid-in capital and accreted over the term of the Notes through the Conversion date. The Company recorded amortization charges related to the Financing Warrants of $0 and $28,000 for the three months ended March 31, 2012 and 2011, respectively, included in other income (expense).

As the conversion price of the Notes reflected a price discounted from the fair market value of the Company’s common stock, there was a deemed beneficial conversion feature associated with the Financing. The Company recorded $728,000 representing the value of the beneficial conversion feature at the date of the Financing in additional paid-in capital. The value of the beneficial conversion was being amortized over the term of the Notes through the Conversion date with charges of $0 and $126,000 for the three months ended March 31, 2012 and 2011, respectively, included in other income (expense).

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

TearLab Corp.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2012.

At March 31, 2012, the Company has a liability for warrants to purchase 2,472,454 shares of common stock at an exercise price of $1.86 per share valued at $6,677,000 (Note 8).  The warrant liability is classified as Level 3 fair value measurements.

The following table provides a reconciliation for the warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2012	$2,957
Warrant exercises	(2,849)
Change in fair value of warrant liability included in other (income) / expense	6,569
Balance of warrant liability at March 31, 2012	$6,677

8.    STOCKHOLDERS’ EQUITY

(a)  Authorized share capital

The total number of authorized shares of common stock of the Company is 65,000,000.  Each share of common stock has a par value of $0.001 per share.  The total number of authorized shares of preferred stock of the Company is 10,000,000.  Each share of preferred stock has a par value of $0.001 per share.

(b)  Common stock

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000 were issued, with associated costs of $703,000, of which $303,000 was related to warrants and $400,000 to common shares (June 2011 Equity Financing).  The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock).  The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016. The Company initially allocated the total proceeds received in the June 2011 Equity Financing, to the shares of common stock and warrants issued based on their relative fair values. This resulted in an allocation of $3,012,000 to warrant liability.  Additionally, the Company is required to record the derivatives at fair value which results in an adjustment to the warrant liability, with any gain or loss recorded in earnings of the applicable reporting period. The Company therefore estimated the fair value of the warrants on the issuance date to be $5,518,000, and recorded the increase to the warrant liability of $2,506,000 as a charge to its consolidated statements of operations as of June 30, 2011.  Transaction costs associated with the issuance of the warrants of $303,000 were immediately expensed and included as warrant issuance costs in the Company’s consolidated statements of operations for the year ended December 31, 2011.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's consolidated statements of operations (in thousands):

	Three months ended March 31,
	2012	2011
General and administrative	$77	$85
Clinical, regulatory and research and development	209	42
Sales and marketing	220	41
Stock-based compensation expense before income taxes	$506	$168

(d)  Warrants

On February 6, 2007, the Company issued warrants to investors and a transaction advisor (“2007 Warrants”).  The 2007 Warrants were exercisable immediately into an aggregate of 131,497 shares of the Company's common stock at $46.25 per common share.  These warrants expired during the first quarter of 2012.

On March 18, 2010, the Company closed a registered direct financing in which warrants ( “2010 Warrants”) were issued to purchase 621,118 shares of its common stock. The exercise price of the 2010 Warrants is $4.00 per share. The 2010 Warrants were exercisable through September 18, 2011 and expired on September 18, 2011.

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

The Company accounts for the 2011 Warrants in accordance with applicable guidance to derivatives. The Company determined that the 2011 Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2011 Warrants as current liabilities at March 31, 2012.

The estimated fair value of the 2011 Warrants at March 31, 2012 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	103%
Expected life of Warrants	4.25 years
Risk-free interest rate	0.84%
Dividend yield	0%

The fair value of the 2011 warrants is highly sensitive to the changes in the Company’s stock price and stock price volatility.

On March 15, 2012 certain holders exercised their 2011 Warrants for a total of 1,373,700 warrants. The Company received $2,555,000 in proceeds from these exercised warrants. The Company is required to record the outstanding warrants at fair value at the time of exercise, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the exercised 2011 Warrants as of March 15, 2012 to be $2,849,000, an increase of $1,792,000 from the previous value at December 31, 2011.  This increase was recorded as an expense in other expense in the consolidated statement of operations for the three months ended March 31, 2011.

The Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the remaining 2011 Warrants as of March 31, 2012 to be $6,677,000, an increase of $4,777,000 from the previous value at December 31, 2011.  This increase was recorded as an expense in other expense in the consolidated statement of operations for the three months ended March 31, 2011.

On June 13, 2011, in connection with the conversion of the notes payable and accrued interest (see Note 6), the Company issued warrants with a life of five years to purchase 109,375 shares of common stock.  The exercise price of these warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The Company recorded $163,000 representing the fair value of the warrants, calculated using the Black-Scholes value model, at the date of the Financing in additional paid-in capital. The value of the warrants was accreted over the term of the Notes until their conversion in June 2011. On March 15, 2012 certain holders of these warrants exercised 2,500 warrants and the Company received $4,000 in proceeds from these exercised warrants.  As the estimated fair value of these warrants had been previously accreted over the term on the related Notes, no further accounting of these warrants is required.

The following table provides activity for the Warrants outstanding through March 31, 2012 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2011	4,087	$3.28
Exercised	(1,376)	1.86
Expired	(132)	46.25
Outstanding, March 31, 2012	2,579	$1.85

9.    COMPREHENSIVE LOSS

For the three months ended March 31, 2012 and 2011, comprehensive loss was equal to net loss for each period.

10.  NET INCOME (LOSS) PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including those from stock options, warrants and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive.

TearLab Corp.

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Stock options	3,732	3,615
Shares reserved for issuance of convertible debt obligations	—	1,327
Warrants	2,579	862

Total	6,311	5,804

11.  CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in non-cash working capital balances related to operations consists of the following:

	Three months ended March 31, ($ 000’s)
	2012	2011
Accounts receivable, net	$33	$16
Due from related parties	(3)	59
Inventory	(329)	(30)
Prepaid expenses	(69)	51
Deposits and other assets	(45)	(5)
Accounts payable	321	67
Accrued liabilities	309	(72)
Deferred revenue	—	(128)
	$217	$(42)

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Three months ended March 31, ($ 000’s)
	2012	2011
Non-cash investing activities
Exercise of warrant accounted for in warrant liabilities	2,849	—

12.  COMMITMENTS AND CONTINGENCIES

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company.  The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $28.7 million (AUD$27.6 million) in test cards from MiniFAB for the years from 2012 through the end of 2015.  The Company is also subject to annual minimum order commitments under the Manufacturing Agreement.  The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

TearLab Corp.

The Company has evaluated its 2012 outstanding purchase commitment with MiniFab to determine the potential amount of liability the Company may be obligated to pay if it doesn’t meet its annual order commitment. Having reviewed the submitted orders for test cards to MiniFAB for the three months to March 31, 2012, if the Company does not: 1) order the sufficient additional test cards to meet the 2012 minimum order commitment under the agreement or 2) seek to modify the existing minimum order quantity with MiniFab, the Company will be subject to liquidated damages estimated at $2.3 million (AUD $2.2 million).

13.  SUBSEQUENT EVENTS

On April 16, 2012, the Company closed an underwritten public offering of 3.45 million shares of its common stock at a price to the public of $3.60 per share.  The Company plans to use the approximately $11.3 million in total net proceeds for working capital and general corporate purposes.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On May 19, 2009, we announced that we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA.  The 510(k) clearance allows us to market the TearLab Osmolarity System to those reference and physician operated laboratories with CLIA certifications allowing them to perform moderate and high complexity tests.  Considering that most of our target customers currently are eye care practitioners without such certifications, it was necessary that we obtained a CLIA waiver from the FDA for the TearLab Osmolarity System as well as assisting our customers in obtaining their moderate complexity CLIA certification or providing them with support from certified professionals.  A CLIA waiver greatly reduces the regulatory compliance for our customers.

On March 4, 2011, we announced that we received communication from the FDA indicating that the data submitted by the Company was not sufficient to gain approval of the CLIA waiver categorization application for the TearLab® Osmolarity System. We appealed to the FDA and on December 5, 2011, we announced that we had received a communication from the FDA indicating that, based on a supervisory review of the Company’s appeal, the FDA had granted our petition for a waiver under CLIA for the TearLab Osmolarity System. On January 23, 2012, we announced that after reviewing and accepting labeling submitted to it by the Company, the FDA had granted the waiver categorization under CLIA for the TearLab Osmolarity System.

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

Our success is highly dependent on our ability to increase sales of our testing platform in European and other countries recognizing the CE mark, in Canada where we have a Medical Device License and with our receipt of the CLIA waiver early in 2012 which will enable us to begin full commercialization efforts in the United States.  Meeting these objectives requires that we have sufficient capital to fund our operations.  Our cash of $3.8 million as of March 31, 2012 may be insufficient to fund our planned operations and our ability to generate increased revenues is uncertain. Subsequent to the equity transactions in the second quarter of 2012 in which a gross aggregate of $12.4 million was raised, we have sufficient cash to fund our operations at current levels for at least the next 12 months.  In spite of having adequate funding at this time we continue to evaluate various financing possibilities. If our revenues do not increase sufficiently to meet operational needs we would be required to raise additional capital to fund our operations.

Recent Developments

On April 16, 2012, the Company closed an underwritten public offering of 3.45 million shares of its common stock at a price to the public of $3.60 per share.  The Company plans to use the approximately $11.3 million in total net proceeds for working capital and general corporate purposes.

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended March 31, (in thousands)

	2012	2011	Change

TearLab revenue	$422	$824	$(402)
T
TearLab – cost of sales	331	412	(81)

TearLab gross profit	$91	$412	$(321)

Gross profit percentage	22%	50%

TearLab Corp.

Revenues

TearLab Revenue

TearLab revenue consists of sales of the TearLab® Osmolarity System, which is a hand-held tear film test for the measurement of tear osmolarity, a quantitative and highly specific biomarker that has shown to correlate with dry eye disease (“DED”).

The TearLab Osmolarity System consists of the following three components: (1) the TearLab disposable, which is a single-use microfluidic lab card; (2) the TearLab pen, which is a hand-held device that interfaces with the TearLab disposable; and (3) the TearLab reader, which is a small desktop unit that allows for the docking of the TearLab disposable and the TearLab pen and provides a quantitative reading for the operator.

TearLab revenue decreased by $402,000 or 49% for the three months ended March 31, 2012 as compared to the prior year quarter due to a lower level of TearLab reader sales volume in the overall sales product mix, as the Company has started to transition its domestic customers to its annual test card commitment programs.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended March 31, 2012 decreased by $81,000 or 20% compared to the prior year fiscal period due a lower level of TearLab reader sales volume in the overall sales product mix, as the Company has started to transition its domestic customers to its annual test card commitment programs.  This reduction of cost was partially offset by a $62,000 increase in inventory reserves for the three months period ended March 31, 2012 related to test card inventory on hand.

TearLab Gross Margin

TearLab gross margin for the three months ended March 31, 2012 decreased by $321,000 or 78% compared to the prior year fiscal period due a lower level of TearLab reader sales volume in the overall sales product mix, as the Company has started to transition its domestic customers to its annual test card commitment programs, increase in the cost of the test cards, as well as a $62,000 increase in inventory reserves for the three months ended March 31, 2012 related to the test card inventory on hand.

Operating Expenses

	Three months ended March 31, (in thousands)
	2012 $	2011 $	Change $
Amortization of intangible assets	304	304	―
General and administrative	951	908	43
Clinical, regulatory and research & development	527	247	280
Sales and marketing	812	441	371

Operating expenses	2,594	1,900	694

TearLab Corp.

General and Administrative Expenses

For the three months ended March 31, 2012, general and administrative increased by $43,000 or 5% due to higher costs due to a $98,000 increase in employee related costs and professional fees, offset by a $42,000 reduction in public company costs in the current year.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased by $280,000 or 113% during the three months ended March 31, 2012, as compared with the corresponding prior year period.  The increase was due to a $173,000 increase in non-cash stock option expense related to consultants which were marked to market on vesting shares and a $112,000 increase in product development expense under the Company’s product development programs.

Sales and Marketing Expense

Sales and marketing expenses increased by $371,000 or 84% during the three months ended March 31, 2012, as compared with the comparable period in fiscal 2011 due to a $227,000 increase in marketing and advertising related expense due to the ramp up of the marketing programs for 2012, along with a $186,000 increase in non-cash stock option expense related to consultants which were marked to market on vesting shares.

The cornerstone of our sales and marketing strategy to date has been to increase awareness of our products among eye care professionals and, in particular, the key opinion leaders in the eye care professions. We assist key opinion leaders in performing clinical trials to generate increased data to provide an increased understanding in the use of the TearLab Osmolarity System for diagnostic, treatment and monitoring of patients.  Presently we are primarily focused on commercialization in North America and we continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals.

Amortization of Intangible Assets

Amortization expense of intangible assets as compared to the prior year fiscal period was unchanged for the three months ended March 31, 2012, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

Other Income (Expense)

	Three Months Ended March 31, (in thousands)
	2012 $	2011 $	Change $

Interest income	2	2	―
Changes in fair value of warrant obligations	(6,569)	39	(6,608)
Interest expense	―	(52)	52
Amortization of deferred financing charges	―	(162)	162
Other	(29)	(6)	(23)

	(6,596)	(179)	(6,417)

TearLab Corp.

Interest Income

Interest income as compared to the prior year fiscal period was unchanged for the three months ended March 31, 2012.  Interest income consists of interest earned as a result of the Company’s cash position at the end of the corresponding fiscal period.

Changes in Fair Value of Warrants Obligations

The Company recorded income (expense) related to changes in the fair value of warrant obligations of ($6,569,000) and $39,000 for the period ended March 31, 2012 and 2011, respectively.

At the beginning of the fiscal period ended March 31, 2012, the Company had a total of 4,087,026 warrants subject to fair value re-measurement each quarter. On March 15, 2012 certain holders of warrants exercised 1,373,700 warrants.  The Company is required to record the outstanding warrants at fair value at the time of exercise, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the exercised warrants as of March 15, 2012 to be $2,849,000, an increase of $1,792,000 from the previous value at December 31, 2011.  This increase was recorded as a charge to other income (expense) in the consolidated statement of operations for the three months ended March 31, 2012.  In addition, the Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the remaining warrants as of March 31, 2012 to be $6,677,000, an increase of $4,777,000 from the previous value at December 31, 2011.  This increase was recorded as a charge to other income (expense) in the consolidated statement of operations for the three months ended March 31, 2012, the primary driver of this change being a change in Black-Scholes valuation inputs for our increased stock price.

Interest Expense

Interest expense of $0 and $52,000 arising from the 2009 convertible notes financing has been recorded in each of the three month periods ended March 31, 2012 and 2011, respectively.

Amortization of Deferred Financing Charges

As a result of the financing that the Company completed in July and August 2009, or the Financing, and which resulted in the purchase of $1.75 million in convertible secured notes by the investors, or the Notes, investors were in a position to convert the Notes at a conversion price of $1.3186 per share at a time when the common shares of the Company were trading at $1.75 (July 15th) and $1.70 (August 31st) providing them with a beneficial conversion feature. The Company valued this feature as $728,000 and the amortization of this amount was expensed over the term of the Notes until conversion in June 2011. As such, amortization expense for the three months ended March 31, 2012 and 2011 was $0 and $126,000, respectively.

Investors in the Financing received 109,375 warrants at an exercise price of $1.60 upon conversion of the Notes. The Company valued these warrants using the Black-Scholes value model at a value of $163,000. The amortization of this amount was recorded over the term of the Notes until they were converted in June 2011 and amounted to $0 and $28,000 for the three months ended March, 2012 and 2011, respectively.

Issuance costs of the Financing totaled $87,000 and have been allocated to cost of equity and to deferred finance charges. The amortization of deferred finance charges was recorded over the term of the Notes until they were converted in June 2011 and amounted to $0 and $8,000 for the three months ended March 30, 2012 and 2011, respectively.

Other

Other income for the three months ended March 31, 2012 and 2011 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

TearLab Corp.

Liquidity and Capital Resources
(in thousands)
	March 31,	December 31,
	2012	2011	Change

Cash and cash equivalents	$3,845	$2,807	$1,038
Percentage of total assets	33%	27%

Working capital	$(3,667)	$(767)	$(2,900)

Financial Condition

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
•
our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the US dollar and Australian dollar may be material. In 2011and 2012 to date, exchange rate incurred to purchase Australian dollar to pay our Australian supplier fluctuated from $1.00 AUD = $0.99 USD to $1.08 USD.

At the present time, our only product is the TearLab Osmolarity System, and although we have received 510(k) approval from the FDA and a CLIA waiver approval from the FDA, at this time, we do not know when we can expect to begin to generate significant revenues from the TearLab Osmolarity System in the United States.

We believe that we have sufficient funding to meet operational needs until the Company becomes cash flow positive from operations but if we are not able to achieve a cash positive operating position in the future we may need to raise additional funds, and our prospects for obtaining that capital are uncertain.  Additional capital may not be available on terms favorable to us, or at all.  In addition, future financings could result in significant dilution of existing stockholders.  On April 16, 2012, we closed a public offering in which 3,450,000 shares of common stock at $3.60 per share for gross proceeds of approximately $12,420,000 were purchased. We believe that cash and cash equivalents at March 31, 2012 and funds raised in the public offering completed in April 2012 will be sufficient to allow the Company to operate for a minimum of 12 months.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents including cash arising from the April 2012 public offering and cash generated from increased revenues, will be sufficient to sustain our operations for at least the next 12 months.   We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable and, to a lesser degree, interest income on our cash and investment balances.  Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

TearLab Corp.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks.  In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

	Three months ended March 31, (in thousands)
	2012	2011	Change

Cash used in operating activities	$(1,474)	$(1,035)	$(439)
Cash used in investing activities	(80)	(49)	(31)
Cash provided by financing activities	2,592	―	2,592
Net (decrease) in cash and cash equivalents during the period	$1,038	$(1,084)	$2,122

Cash Used in Operating Activities

Net cash used to fund our operating activities during the three months ended March 31, 2012 was $1,474,000.  Net loss during the three month period was $9,099,000. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation, and changes in the fair value of warrant obligations in the aggregate total of $7,408,000.

The net change in non-cash working capital balances related to operations for the three months ended March 31, 2012 and 2011 consists of the following:

Cash provided (used)	Three months ended March 31, (in thousands)
	2012	2011
Amounts receivable, net	$33	$16
Due from related parties	(3)	59
Inventory	(329)	(30)
Prepaid expenses	(69)	51
Deposits and other assets	(45)	(5)
Accounts payable	321	67
Accrued liabilities	309	(72)
Deferred revenue	―	(128)
	$217	$(42)

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was $80,000 and $49,000, respectively, to acquire fixed assets.

Cash Provided by Financing Activities

During the three months ended March 31, 2012, the Company issued 1,376,200 shares of common stock as a result of the exercise of an equal number of warrants for gross proceeds of $2,559,000. In addition, 15,056 shares of common stock were issued as a result of the exercise of options for gross proceeds of $33,000.  During the three months ended March 31, 2011, the Company did not have any financing activities.

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

There were no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the three months ended March 31, 2012 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the three months ended March 31, 2012 included in Item 1.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

All of our sales are denominated in U.S. dollars, while a minor portion of our expenses are in Canadian dollars and Australian dollars.  Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar or Australian dollar against the U.S. dollar.  Any strengthening of the Canadian dollar or Australian dollar in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in both Canadian dollars and Australian dollars to meet short term operating requirements.  Based on the balances in the Canadian dollar and Australian dollar denominated bank accounts at March 31, 2012, hypothetical increases of $0.01 in the value of the Canadian dollar and the Australian dollar in relation to the U.S. dollar would not have a material impact on our results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in savings or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the 12 months ended March 31, 2012 would reduce interest income by under $10,000.

ITEM 4.          CONTROLS AND PROCEDURES.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at March 31, 2012 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)                    Changes in Internal Control over Financial Reporting.
During the first quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

TearLab Corp.

PART II.         OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 1A.       RISK FACTORS.

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

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us.  The Manufacturing Agreement specifies minimum order quantities that will require us to purchase approximately USD$28.7 million (AUD$27.6 million) in test cards from MiniFAB for the years 2012 through the end of 2015.  Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met.  The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

TearLab Corp.

The usage of test cards purchased under the minimum purchase commitment with MiniFAB is predicated upon significant increases in revenue from the TearLab products as compared to the three months to March 31, 2012 and prior periods. If we are not able to commercialize the TearLab® Osmolarity System sufficiently to sell the minimum order quantities required by the MiniFab Agreement, we will be required to purchase test cards that we may be unable to use and that may become obsolete, which would have a potentially adverse effect on our financial position, results of operations and cash flows.

Our limited working capital and history of losses have resulted in our auditors expressing substantial doubts as to whether we will be able to continue as a going concern.

For the year ended December 31, 2011, and the three months ended March 31, 2012, we have prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have incurred losses in each year since our inception. Our net working capital deficit at March 31, 2012 was $3.7 million, which represents a $2.9 million increase in the deficit from our working capital deficit at December 31, 2011.  During the three months ended March 31, 2012, the Company raised gross proceeds of $2.6 million from the exercise of warrants and stock options. Subsequent to March 31, 2012, the Company raised gross proceeds of $12.4 million in a public offering financing.

Although current levels of cash flows are negative, management believes the Company’s existing cash as well as the proceeds from the funding received in April 2012 will be sufficient to cover its operating and other cash demands for at least the next 12 months.

 Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

 We have incurred losses in each year since our inception.  As of March 31, 2012, we had an accumulated deficit of $396.6 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will successfully commercialize the TearLab Osmolarity System in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product candidate become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

TearLab Corp.

As of March 31, 2012, our total indebtedness was approximately $9.4 million.   Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of debt presents the following risks:

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

 Since inception, we have funded our operations through debt and equity financings, including the 2009 convertible secured debt financings, the 2010 private placement and registered direct common stock financings and the 2011 private placement financings, the exercise of warrants in March 2012 by warrant holders as well as the April 2012 public offering financings.  As of the date of filing of this quarterly Form 10-Q, we estimate that our cash and cash equivalents will be sufficient to meet our operating activities and other demands for at least the next 12 months.  However, our prospects for obtaining additional financing are uncertain. Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

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

We face intense competition in the markets for ophthalmic products and these markets are subject to rapid and significant technological change.  Although we have no direct competitors, we have numerous potential competitors in the United States and abroad.  We face potential competition from industry participants marketing conventional technologies for the measurement of osmolarity and other in-lab testing technologies, and commercially available methods, such as the Schirmer Test and ocular surface staining.  Many of our potential competitors have substantially more resources and a greater marketing scale than we do.  If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer.

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

TearLab Corp.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

There has not been any default upon our senior securities.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION.

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

10.1
2002 Stock Option Plan, as amended and restated on June 24, 2010 (incorporated by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed with the Commission on July 23, 2010 (file no. 000-51030)).+

10.2
Agency Agreement dated February 22,2012, by and between TearLab Corporation. and Dr. Graves (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2012 (file no. 000-51030)).+

10.3
Purchase Agreement, dated as of April 11, 2012, by and between TearLab Corporation and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2012 (file no. 000-51030)).

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

*101.INS* XBRL Instance
101.SCH* XBRL Taxonomy Extension Schema
101.CAL* XBRL Taxonomy Extension Calculation
101.DEF* XBRL Taxonomy Extension Definition
101.LAB* XBRL Taxonomy Extension Labels
101.PRE* XBRL Taxonomy Extension Presentation

+Management compensatory plan, contract or arrangement.

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

TearLab Corp.
(Registrant)

Date:	May 15, 2012	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer