Form 10-Q
period 2012-06-30
TearLab Corp
filed 2012-08-10
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:               June 30, 2012

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

              Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,147,546 as of August 1, 2012.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

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

TearLab Corp.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
($ 000’s)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$13,440	$2,807
Accounts receivable, net	467	317
Due from related parties, net	8	4
Inventory, net	1,578	898
Prepaid expenses	217	190
Other current assets	51	35
Total current assets	15,761	4,251

Fixed assets, net	366	199
Patents and trademarks, net	150	164
Intangible assets, net	5,317	5,924
Total assets	$21,594	$10,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$788	$218
Accrued liabilities	1,955	1,843
Obligations under warrants	4,979	2,957
Total current liabilities	7,722	5,018

Stockholders’ equity
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 65,000,000 authorized, 25,645,546 and 20,414,993 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	26	20
Additional paid-in capital	412,453	393,035
Accumulated deficit	(398,607)	(387,535)
Total stockholders’ equity	13,872	5,520
Total liabilities and stockholders’ equity	$21,594	$10,538

See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(expressed in U.S. dollars except number of shares)
(Unaudited)
($ 000’s except number of shares and loss per share)

	Three months ended
	June 30,
	2012	2011
Revenue	$716	$468
Cost of goods sold (excluding amortization of intangible assets)	341	276
Gross profit	375	192
Operating expenses
General and administrative	1,275	939
Clinical, regulatory and research & development	369	228
Sales and marketing	960	433
Amortization of intangible assets	304	304
Total operating expenses	2,908	1,904
Loss from operations	(2,533)	(1,712)
Other expense
Interest income	6	1
Changes in fair value of warrant obligations	532	(2,506)
Warrant issuance costs	—	(303)
Interest expense	—	(43)
Amortization of deferred financing charges	—	(241)
Other income	21	(2)
Total other expense	559	(3,094)
Net loss and comprehensive loss	$(1,974)	$(4,806)
Weighted average shares outstanding - basic	24,919,152	15,282,274
Loss per share – basic	$(0.08)	$(0.31)
Weighted average shares outstanding - diluted	26,041,705	15,282,274
Loss per share – diluted	$(0.10)	$(0.31)

See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(expressed in U.S. dollars except number of shares)
(Unaudited)
($ 000’s except number of shares and loss per share)

	Six months ended
	June 30,
	2012	2011
Revenue	$1,139	$1,291
Cost of goods sold (excluding amortization of intangible assets)	672	687
Gross profit	467	604
Operating expenses
General and administrative	2,226	1,848
Clinical, regulatory and research & development	896	475
Sales and marketing	1,772	874
Amortization of intangible assets	607	607
Total operating expenses	5,501	3,804
Loss from operations	(5,034)	(3,200)
Other expense
Interest income	8	3
Changes in fair value of warrant obligations	(6,037)	(2,467)
Warrant issuance costs	—	(303)
Interest expense	—	(96)
Amortization of deferred financing charges	—	(403)
Other income	(9)	(7)
Total other expense	(6,038)	(3,273)
Net loss and comprehensive loss	$(11,072)	$(6,473)
Weighted average shares outstanding - basic	22,795,826	15,030,220
Loss per share – basic	$(0.49)	$(0.43)
Weighted average shares outstanding - diluted	22,795,826	15,030,220
Loss per share – diluted	$(0.49)	$(0.43)

See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)
($ 000’s)

	Six months ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net loss for the period	$(11,072)	$(6,473)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	888	301
Depreciation of fixed assets	52	43
Amortization of patents and trademarks	14	14
Amortization of intangible assets	607	607
Amortization of deferred financing charges	—	403
Changes in fair value of warrant obligations	6,037	2,467
Warrant issuance costs	—	303
Non-cash advisory fees paid in common shares	—	311
Non-cash interest accrued on convertible debt funding	—	96
Net change in non-cash working capital balances related to operations	(196)	(84)
Cash used in operating activities	(3,670)	(2,012)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(219)	(82)
Cash used in investing activities	(219)	(82)

FINANCING ACTIVITIES
Proceeds from issuance of shares on a public offering	12,420	—
Proceeds from warrants exercised	3,262	—
Proceeds from issuance of shares and warrants in a private placement financing	—	7,000
Proceeds from the exercise of options	33	—
Costs of issuance of shares and warrants in private placement and registered direct financings	(1,193)	(751)
Cash provided by financing activities	14,522	6,249

Net increase in cash and cash equivalents during the period	10,633	4,155
Cash, beginning of period	2,807	2,726
Cash, end of period	$13,440	$6,881

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

2.  SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2011. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to the impairment of long-lived and intangible assets, the fair value of stock options and warrants, and inventory reserves.

TearLab Corp.

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions which occurred in 2007, 2010 and 2011. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.  Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to remeasurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. There is a moderate degree of subjectivity involved when using option pricing models to estimate warrant liability and the assumptions used in the Black-Scholes option-pricing model are moderately judgmental.

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

On May 12, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this guidance did not a material effect on the Company's financial condition or results of operations.

TearLab Corp.

3.  BALANCE SHEET DETAILS :

Accounts receivable, net

(in thousands)	June 30, 2012	December 31, 2011
Trade receivables	$519	$354
Allowance for doubtful accounts	(54)	(42)
Other receivables	2	5
	$467	$317

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

(in thousands)	June 30, 2012	December 31, 2011
Finished goods	$1,703	$1,499
Inventory reserves	(125)	(601)
	$1,578	$898

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

Prepaid Expenses

(in thousands)	June 30, 2012	December 31, 2011
Prepaid insurance	$61	$119
Prepaid regulatory fees	23	8
Other fees and services	133	63
	$217	$190

Fixed Assets

(in thousands)	June 30, 2012	December 31, 2011
Furniture and office equipment	$82	$49
Computer equipment and software	191	165
Demo equipment	55	53
Rental equipment	255	103
Medical equipment	335	335
	918	705
Less accumulated depreciation	(552)	(506)
	$366	$199

TearLab Corp.

Depreciation expense was $52,000 and $43,000 during the six months ended June 30, 2012 and 2011, respectively, and $30,000 and $23,000 during the three months ended June 30, 2012 and 2011, respectively.

Patents and trademarks

(in thousands)	June 30, 2012	December 31, 2011
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(118)	(104)
	$150	$164

Amortization expense of patents and trademarks was $14,000 and $14,000 during the six months ended June 30, 2012 and 2011, respectively, and $7,000 and $7,000 during the three months ended June 30, 2012 and 2011, respectively.

Accrued liabilities

	June 30,	December 31,
(in thousands)	2012	2011
Due to professionals	$267	$295
Due to employees and directors	1,004	1,080
Clinical trial accruals	174	174
Accrued inventory in-transit	90	—
Other	420	294
	$1,955	$1,843

4.   INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. Amortization expense for the three and six months ended June 30, 2012 and 2011 was $304,000, $607,000, $304,000 and $607,000, respectively.

Intangible assets subject to amortization consist of the following:

	June 30, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$6,855	$12,172	$6,248

The estimated amortization expense for the intangible assets for the remainder of 2012 and each of the next five years is as follows:

Amortization of intangible assets ($ 000’s)
Remainder of 2012	$608
2013	1,215
2014	1,215
2015	1,215
2016	1,064
$5,317

TearLab Corp.

5.  RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision, pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. Sales to this distributor for the three and six months ended June 30, 2012 and 2011 were $7,000, $24,000, $23,000 and $62,000, respectively, and the outstanding accounts receivable balances due at June 30, 2012 and December 31, 2011 were $8,000 and $4,000, respectively.  The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision.

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

The Company currently has an employee who formerly served as a United States distributor of the Company’s products.  This employee is no longer in control of the distributor; however the employee continues to hold a material financial interest in the distributing company.  Sales to this distributor for the three and six months ended June 30, 2012 and 2011 were $0, $0, $1,000 and $9,000, respectively, and the outstanding accounts receivable balances at June 30, 2012 and December 31, 2011 were $0 and $0, respectively.

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

On June 13, 2011 (Conversion date), upon the request of holders of more than 51% of the outstanding principal amount of the Notes, the Company issued 1,629,539 shares of its common stock in consideration of the conversion and retirement of the Company’s outstanding Financing obligations in the aggregate amount of $2,149,000, (the Conversion). In connection with the Conversion, the Company issued warrants with a life of five years to purchase 109,375 shares of common stock (the “Financing Warrants”).  The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The fair value of the warrants totaling $163,000, calculated using the Black-Scholes value model, was initially recorded at the date of Financing in additional paid-in capital and accreted over the term of the Notes through the Conversion date. The Company recorded amortization charges related to the Financing Warrants of $0, $42,000, $0 and $70,000 for the three and six months ended June 30, 2012 and 2011, respectively, included in other income (expense).

TearLab Corp.

As the conversion price of the Notes reflected a price discounted from the fair market value of the Company’s common stock, there was a deemed beneficial conversion feature associated with the Financing. The Company recorded $728,000 representing the value of the beneficial conversion feature at the date of the Financing in additional paid-in capital. The value of the beneficial conversion was being amortized over the term of the Notes through the Conversion date with charges of $0, $188,000, $0 and $314,000 for the three and six months ended June 30, 2012 and 2011, respectively, included in other income (expense).

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2012.

At June 30, 2012, the Company has a liability for warrants to purchase 2,095,685 shares of common stock at an exercise price of $1.86 per share valued at $4,979,000 (Note 8).  The warrant liability is classified as a Level 3 fair value measurement.

The following table provides a reconciliation for the warrant liability measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2012	$2,957
Warrant exercises	(4,015)
Change in fair value of warrant liability included in other (income) / expense	6,037
Balance of warrant liability at June 30, 2012	$4,979

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

On April 16, 2012, the Company closed an underwritten public offering of 3.45 million shares of its common stock at a price to the public of $3.60 per share.  The Company received gross proceeds of $12,420,000, with associated costs of $1,194,000.

(c)  Stock Option Plan

The Company has a stock option plan, the 2002 Stock Option Plan (the "Stock Option Plan"), which was most recently amended on June 6, 2012 in order to increase the shares reserved under the Stock Option Plan by 1,000,000.  Under the Stock Option Plan, up to 4,200,000 options are available for grant to employees, directors and consultants.  Options granted under the Stock Option Plan may be either incentive stock options or non-statutory stock options.  Under the terms of the Stock Option Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant.  No option granted to a holder of more than 10% of the Company's common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's consolidated statements of operations (in thousands):

TearLab Corp.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
General and administrative	$332	$89	$409	$174
Clinical, regulatory and research and development	14	26	223	68
Sales and marketing	36	18	256	59
Stock-based compensation expense before income taxes	$382	$133	$888	$301

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

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants (“2011 Warrants”) to purchase 3,846,154 shares of common stock were issued.  The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock).  The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016.

The Company accounts for the 2011 Warrants in accordance with applicable guidance to derivatives. The Company determined that the 2011 Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2011 Warrants as current liabilities at June 30, 2012.

The estimated fair value of the 2011 Warrants at June 30, 2012 was determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	93%
Expected life of Warrants (years)	4.00
Risk-free interest rate	0.57%
Dividend yield	0%

The fair value of the 2011 warrants is highly sensitive to the changes in the Company’s stock price and stock price volatility.

During the three and six months ended June 30, 2012 certain holders of 2011 Warrants exercised 376,769 and 1,750,469 warrants, respectively. The Company received $701,000 and $3,256,000 in proceeds from these exercises for the three and six month periods ended June 30, 2012, respectively. The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $4,015,000, an increase of $148,000 and $1,792,000 from the previous values and at March 31, 2012 and December 31, 2011.  This increase was recorded as an expense in other expense in the consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2012.

The Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the remaining warrants as of June 30, 2012 to be $4,979,000, an increase of $4,097,000 from the previous value at December 31, 2011; including an increase of $4,777,000 for the three months ended March 31, 2012 less a decrease of ($680,000) for the three months ended June 30, 2012. These amounts were recorded as a charge to other income (expense) in the consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2012.

TearLab Corp.

On June 13, 2011, in connection with the conversion of the notes payable and accrued interest (see Note 6), the Company issued warrants with a life of five years to purchase 109,375 shares of common stock.  The exercise price of these warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The Company recorded $163,000 representing the fair value of the warrants, calculated using the Black-Scholes value model, at the date of the Financing in additional paid-in capital. The value of the warrants was accreted over the term of the Notes until their conversion in June 2011. During the three and six months ended June 30, 2012 certain holders of these warrants exercised 20,000 and 22,500 warrants, with $2,000 and $6,000 in proceeds from these exercised warrants, respectively.  As the estimated fair value of these warrants had been previously accreted over the term on the related Notes, no further accounting of these warrants is required.

The following table provides activity for the Warrants outstanding through June 30, 2012 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2011	4,087	$3.28
Exercised	(1,773)	1.86
Expired	(132)	46.25
Outstanding, June 30, 2012	2,182	$1.85

9.   COMPREHENSIVE LOSS

For the three and six months ended June 30, 2012 and 2011, comprehensive loss was equal to net loss for each period.

10. NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted loss per share is computed by dividing net loss, less any dilutive amounts recorded during the period for the change in fair value of warrant liabilities, by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, from stock options, warrants, and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator for basic and diluted net loss per share:
Net loss attributable to common stockholders for basic.	$(1,974)	$(4,806)	$(11,073)	$(6,473)
Impact of income relating to warrant obligations
Changes in fair value of warrant obligations	(532)	—	—	—
Net loss attributable to common stockholders for diluted	(2,506)	(4,806	(11,073)	(6,473)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding for basic	24,919	15,282	22,796	15,030
Dilutive potential common stock outstanding:
Dilutive common equivalent shares from warrants	1,123	—	—	—
Weighted average common shares outstanding for diluted	26,042	15,282	22,796	15,030
Basic net loss per share attributable to common stockholders	$(0.08)	$(0.31)	$(0.49)	$(0.43)
Diluted net loss per share attributable to common stockholders	$(0.10)	$(0.31)	$(0.49)	$(0.43)

TearLab Corp.

The following outstanding common stock equivalents were not included in the calculation of net income or loss per share because their effects were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options	3,981	3,717	3,981	3,717
Warrants	87	4,708	2,182	4,708
Total	4,068	8,425	6,163	8,425

11.  CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital balances related to operations consists of the following:

	Six months ended June 30, ($ 000’s)
	2012	2011
Accounts receivable, net	$(150)	$74
Due from related parties	(4)	95
Inventory	(680)	(439)
Prepaid expenses	(27)	94
Other assets	(16)	—
Accounts payable	570	341
Accrued liabilities	111	(121)
Deferred revenue	—	(128)
	$(196)	$(84)

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Six months ended June 30, ($ 000’s)
	2012	2011
Non-cash investing activities
Common stock issued in consideration of notes payable and accrued interest conversion	—	2,149
Warrant issued in Registered Direct financing	—	3,012
Accrued costs of fixed assets	—	(7)

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

TearLab Corp.

The Company has evaluated its 2012 outstanding purchase commitment with MiniFab to determine the potential amount of liability the Company may be obligated to pay if it doesn’t meet its annual order commitment. Having reviewed the submitted orders for test cards to MiniFAB for the six months ended June 30, 2012, if the Company does not: 1) order the sufficient additional test cards to meet the 2012 minimum order commitment under the agreement or 2) seek to modify the existing minimum order quantity with MiniFab, the Company will be subject to liquidated damages estimated at $1.7 million (AUD $1.7 million).

13.  SUBSEQUENT EVENTS

On July 18, 2012, the Company closed an underwritten registered direct financing of 2.5 million shares of its common stock at a price of $3.17 per share.

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

In October 2008, the TearLab Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark.  In connection with the CE mark clearance, we have entered into multi-year agreements with numerous distributors for distribution of the TearLab Osmolarity System.  Currently, we have signed distribution agreements in each of the following countries: Spain, Portugal, Germany, France, Turkey, Ukraine, Bulgaria, Belgium, Netherlands, Switzerland, Finland, Sweden, South Korea, Australia, Russia, Hungary, Greece, Canada, Slovakia, Argentina, the Czech Republic and the United Kingdom, a sales agency agreement for Denmark , Norway and Sweden and a sales representation agreement in Japan.

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

Our success is highly dependent on our ability to increase sales of our testing platform in European and other countries recognizing the CE mark, in Canada where we have a Medical Device License and with our receipt of the CLIA waiver early in 2012 which will enable us to begin full commercialization efforts in the United States.  Meeting these objectives requires that we have sufficient capital to fund our operations.  Our cash of $13.4 million as of June 30, 2012 may be insufficient to fund our planned operations and our ability to generate increased revenues is uncertain. However, subsequent to the equity transactions in the third quarter of 2012 in which a gross aggregate of $7.9 million was raised, we have sufficient cash to fund our operations at current levels for at least the next 12 months.  In spite of having adequate funding at this time we continue to evaluate various financing possibilities. If our revenues do not increase sufficiently to meet operational needs we would be required to raise additional capital to fund our operations.

Recent Developments

On July 18, 2012, the Company closed an underwritten registered direct financing of 2.5 million shares of its common stock at a price to the public of $3.17 per share.  The Company plans to use the approximately $7.4 million in total net proceeds for working capital and general corporate purposes.

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2012	2011	Change	2012	2011	Change
	$	$	$	$	$	$

TearLab revenue	716	468	248	1,139	1,291	(152)
T
TearLab – cost of sales	341	276	65	672	687	(15)

TearLab gross profit	375	192	183	467	604	(137)

Gross profit percentage	52%	41%	74%	41%	47%	(90% )

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

TearLab revenue increased by $248,000 or 53% for the three months ended June 30, 2012 as compared to the prior year quarter due to a higher level of TearLab test card sales volume in the overall sales product mix, as the Company has started to transition its domestic customers to its annual test card commitment programs.

TearLab revenue decreased by $152,000 or 12% for the six months ended June 30, 2012 as compared to the prior year period due to a lower level of TearLab reader sales as compared to the prior year period.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended June 30, 2012 increased by $65,000 or 24% compared to the prior year fiscal period due to increased volumes of TearLab test cards in the overall sales product mix, as the Company has started to transition its domestic customers to its annual test card commitment programs.

For the six months ended June 30, 2012, TearLab costs of sales decreased by $15,000 or 2% over the prior year fiscal period due to reductions in freight costs that were offset by increased provisions for test card warranties.

TearLab Gross Margin

TearLab gross margin for the three months ended June 30, 2012 increased by $183,000 or 95% compared to the prior year fiscal period due to a higher level of TearLab test card sales volume in the overall sales product mix, as the Company has started to transition its domestic customers to its annual test card commitment programs, decrease in the total revenue and cost of TearLab readers, as well as a $66,000 reversal of a previously recorded inventory reserve related to test card inventory on hand as of March 31, 2012.

TearLab gross margin for the six months ended June 30, 2012 decreased by $137,000 or 23% compared to the prior year fiscal period primarily due higher levels of test cards sales in the overall product mix as compared to the prior year period.

Operating Expenses

	Three months ended June 30 (in thousands)			Six months ended June 30 (in thousands)
	2012	2011	Change	2012	2011	Change
	$	$	$	$	$	$
Amortization of intangible assets	304	304	―	607	607	―
General and administrative	1,275	939	336	2,226	1,848	378
Clinical, regulatory and research and development	369	228	141	896	475	421
Sales and marketing	960	433	527	1,772	874	898
Operating expenses	2,908	1,904	1,004	5,501	3,804	1,697

TearLab Corp.

General and Administrative Expenses

For the three months ended June 30, 2012, general and administrative increased by $336,000 or 36% due to $243,000 higher non-cash stock option expense and a $145,000 increase in employee related costs due to increased headcount and bonus accruals, offset by a $61,000 reduction in professional fees and legal costs in the current year.

For the six months ended June 30, 2012, general and administrative expenses increased by $378,000 or 20%, as compared with the corresponding period in 2011, due primarily to a $154,000 increase in employees costs as a result of increased headcount and bonus accruals and non-cash stock option grants to the board of directors of $243,000; offset by a $26,000 decrease in public company and administrative expenses.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased by $141,000 or 62% during the three months ended June 30, 2012, as compared with the corresponding prior year period.  The increase was due to a $105,000 increase in clinical trial expenses along with a $38,000 increase in employee related costs primarily as a result of annual bonus accruals.

For the six months ended June 30, 2012, clinical, regulatory and research and development expenses increased by $421,000 or 89%, as compared with the corresponding prior year period.  The increase was due to a $162,000 increase in clinical trial costs over the prior year, along with $156,000 higher non-cash stock option expense, $60,000 of additional product development fees, and $44,000 of increased employee related costs as compared to the prior year.

Sales and Marketing Expense

Sales and marketing expenses increased by $527,000 or 122% during the three months ended June 30, 2012, as compared with the comparable period in fiscal 2011 due to a $295,000 increase in salesforce and business development costs, along with $223,000 of marketing and advertising related expense due to the ramp up of the marketing programs for 2012.

For the six months ended June 30, 2012 sales and marketing expenses increased by $898,000 or 103%, as compared with the comparable period in fiscal 2011. The increase is primarily due to $737,000 in sales, marketing trade show, and business development costs associated with the commercialization of the TearLab product in the United States, and $187,000 of increased non cash stock option expense related to consultants which were marked to market on vesting shares.

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

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and six months ended June 30, 2012, as compared to the prior year fiscal periods was unchanged, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

TearLab Corp.

Other Income (Expense)

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2012	2011	Change	2012	2011	Change
	$	$	$	$	$	$

Interest income	6	1	5	8	3	5
Changes in fair value of warrant obligations	532	(2,506)	3,038	(6,037)	(2,467)	(3,570)
Warrant issuance costs	―	(303)	303	―	(303)	303
Interest expense	―	(43)	43	―	(96)	96
Amortization of deferred financing charges	―	(241)	241	―	(403)	403
Other	21	(2)	23	(9)	(7)	(2)
	559	(3,094)	3,653	(6,038)	(3,273)	(2,765)

Interest Income

Interest income for the three and six months ended June 30, 2012 increased slightly by $5,000, as compared to the prior year fiscal periods.  Interest income consists of interest earned as a result of the Company’s cash position at the end of each corresponding fiscal period.

Changes in Fair Value of Warrants Obligations

The Company recorded expense related to changes in the fair value of warrant obligations of $6,037,000 and $2,467,000 for the six month periods ended June 30, 2012 and 2011, respectively.

At the beginning of the six month period ended June 30, 2012, the Company had a total of 4,087,026 warrants subject to fair value re-measurement each quarter. During the first quarter of 2012 certain holders of warrants exercised 1,373,700 warrants.  The Company is required to record the outstanding warrants at fair value at the time of exercise, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the exercised warrants during the first quarter 2012 to be $2,849,000, an increase of $1,792,000 from the previous value at December 31, 2011.  This increase was recorded as a charge to other income (expense) in the consolidated statement of operations for the three months ended March 31, 2012.  During the second quarter of 2012 certain holders of warrants exercised 376,769 warrants.  The Company estimated the fair value of the exercised warrants during the second quarter 2012 to be $1,166,000, an increase of $148,000 from the previous value at March 31, 2012.  This increase was recorded as a charge to other income (expense) in the consolidated statement of operations for the three months ended June 30, 2012.

In addition, the Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the remaining warrants as of June 30, 2012 to be $4,979,000, an increase of $4,097,000 from the previous value at December 31, 2011; including an increase of $4,777,000 for the three months ended March 31, 2012 less a decrease of ($680,000) for the three months ended June 30, 2012. These amounts were recorded as a charge to other income (expense) in the consolidated statement of operations for the three and six months ended June 30, 2012, the primary driver of this change being a change in Black-Scholes valuation inputs for our increased stock price.

Interest Expense

Interest expense of $0 and $43,000 arising from the 2009 convertible notes financing has been recorded in each of the three month periods ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, these amounts were $0 and $96,000 respectively.

TearLab Corp.

Amortization of Deferred Financing Charges

As a result of the financing that the Company completed in July and August 2009, or the Financing, and which resulted in the purchase of $1.75 million in convertible secured notes by the investors, or the Notes, investors were in a position to convert the Notes at a conversion price of $1.3186 per share at a time when the common shares of the Company were trading at $1.75 (July 15th) and $1.70 (August 31st) providing them with a beneficial conversion feature. The Company valued this feature as $728,000 and the amortization of this amount was expensed over the term of the Notes until conversion in June 2011. As such, amortization expense for the three months ended June 30, 2012 and 2011 was $0 and $188,000, respectively.  For the six months ended June 30, 2012 and 2011 amortization expense was $0 and $314,000, respectively.

Investors in the Financing received 109,375 warrants at an exercise price of $1.60 upon conversion of the Notes. The Company valued these warrants using the Black-Scholes value model at a value of $163,000. The amortization of this amount was recorded over the term of the Notes until they were  converted in June 2011 and amounted to $0 and $42,000 for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011 amortization expense was $0 and $70,000, respectively.

Issuance costs of the Financing totaled $87,000 and have been allocated to cost of equity and to deferred finance charges. The amortization of deferred finance charges was recorded over the term of the Notes until they were converted in June 2011 and amounted to $0 and $11,000 for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011 amortization expense was $0 and $19,000, respectively.

Other

Other income for the three and six months ended June 30, 2012 and 2011 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources
(in thousands)
	June 30,	December 31,
	2012	2011	Change

Cash and cash equivalents	$13,440	$2,807	$10,633
Percentage of total assets	62%	27%

Working capital	$8,039	$(767)	$8,806

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
•
our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the US dollar and Australian dollar may be material. In 2011 and 2012 to date, the exchange rate incurred to purchase Australian dollars to pay our Australian supplier fluctuated from $0.99 USD to $1.08 USD per $1.00 AUD.

TearLab Corp.

At the present time, our only product is the TearLab Osmolarity System, and although we have received 510(k) approval from the FDA and a CLIA waiver approval from the FDA, at this time, we do not know when we can expect to begin to generate significant revenues from the TearLab Osmolarity System in the United States.

We believe that we have sufficient funding to meet operational needs until the Company becomes cash flow positive from operations but if we are not able to achieve a cash positive operating position in the future we may need to raise additional funds, and our prospects for obtaining that capital are uncertain.  Additional capital may not be available on terms favorable to us, or at all.  In addition, future financings could result in significant dilution of existing stockholders.  On April 16, 2012, we closed a public offering in which 3,450,000 shares of common stock at $3.60 per share for gross proceeds of approximately $12,420,000 were purchased. On July 18, 2012, we closed a registered direct financing in which 2,500,000 shares of common stock at $3.19 per share for gross proceeds of approximately $7,975,000 were purchased. We believe that cash and cash equivalents at June 30, 2012 and funds raised in the public offering completed in July 2012 will be sufficient to allow the Company to operate for a minimum period of 12 months.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents including cash arising from the July 2012 public offering and cash generated from increased revenues, will be sufficient to sustain our operations for at least the next 12 months.   We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable and, to a lesser degree, interest income on our cash balances.  Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks.  In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

	Six months ended June 30, (in thousands)
	2012	2011	Change
Cash used in operating activities	$(3,670)	$(2,012)	$(1,658)
Cash used in investing activities	(219)	(82)	(137)
Cash provided by financing activities	14,522	6,249	8,273
Net increase in cash and cash equivalents during the period	$10,633	$4,155	$6,478

Cash Used in Operating Activities

Net cash used to fund our operating activities during the six months ended June 30, 2012 was $3,670,000.  Net loss during the six month period was $11,072,000. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation, and changes in the fair value of warrant obligations in the aggregate total of $7,598,000.

TearLab Corp.

The net change in working capital balances related to operations for the six months ended June 30, 2012 and 2011 consists of the following:

Cash provided (used)	Six months ended June 30, (in thousands)
	2012	2011
Amounts receivable, net	$(150)	$74
Due from related parties	(4)	95
Inventory	(680)	(439)
Prepaid expenses	(27)	94
Deposits and other assets	(16)	―
Accounts payable	570	341
Accrued liabilities	111	(121)
Deferred revenue	―	(128)
	$(196)	$(84)

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 and 2011 was $219,000 and $82,000, respectively, to acquire fixed assets.

Cash Provided by Financing Activities

During the six months ended June 30, 2012, the Company issued 1,765,497 shares of common stock as a result of the exercise of 1,772,968 warrants for gross proceeds of $3,262,000. In addition, 15,056 shares of common stock were issued as a result of the exercise of options for gross proceeds of $33,000.  During the six months ended June 30, 2012, the Company issued common stock in a public offering funding for $12,420,000, offset by costs paid in the six months ended June 30, 2010 of $1,193,000.

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

There were no significant changes during the six months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Consolidated Financial Statements for the six months ended June 30, 2012 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the six months ended June 30, 2012 included in Item 1.

TearLab Corp.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

All of our sales are denominated in U.S. dollars, while a minor portion of our expenses are in Canadian dollars and Australian dollars.  Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar or Australian dollar against the U.S. dollar.  Any strengthening of the Canadian dollar or Australian dollar in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in both Canadian dollars and Australian dollars to meet short term operating requirements.  Based on the balances in the Canadian dollar and Australian dollar denominated bank accounts at June 30, 2012, hypothetical increases of $0.01 in the value of the Canadian dollar and the Australian dollar in relation to the U.S. dollar would not have a material impact on our results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in savings or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the 12 months ended June 30, 2012 would reduce interest income by under $12,000.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at June 30, 2012 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting.

During the second quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TearLab Corp.

The usage of test cards purchased under the minimum purchase commitment with MiniFAB is predicated upon significant increases in revenue from the TearLab products as compared to the six months to June 30, 2012 and prior periods. If we are not able to commercialize the TearLab® Osmolarity System sufficiently to sell the minimum order quantities required by the MiniFab Agreement, we will be required to purchase test cards that we may be unable to use and that may become obsolete, which would have a potentially adverse effect on our financial position, results of operations and cash flows.

Our limited working capital and history of losses have resulted in our auditors expressing substantial doubts as to whether we will be able to continue as a going concern.

For the year ended December 31, 2011, and the six months ended June 30, 2012, we have prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have incurred losses in each year since our inception. Our net working capital balance at June 30, 2012 was $8.0 million, which represents a $8.8 million increase in the balance from our working capital deficit of $0.8 million at December 31, 2011.  During the six months ended June 30, 2012, the Company raised gross proceeds of $3.3 million from the exercise of warrants and stock options and $12.4 million in a underwritten public offering. Subsequent to June 30, 2012, the Company raised gross proceeds of $7.9 million in a registered direct financing.

Although current levels of cash flows are negative, management believes the Company’s existing cash as well as the proceeds from the funding received in July 2012 will be sufficient to cover its operating and other cash demands for at least the next 12 months.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception.  As of June 30, 2012, we had an accumulated deficit of $398.6 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will successfully commercialize the TearLab Osmolarity System in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product candidate become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

TearLab Corp.

As of June 30, 2012, our total indebtedness was approximately $7.7 million.   Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of debt presents the following risks:

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

Since inception, we have funded our operations through debt and equity financings, including the 2009 convertible secured debt financings, the 2010 private placement and registered direct common stock financings and the 2011 private placement financings, the exercise of warrants in March 2012 by warrant holders, the April 2012 public offering financing as well as the July 2012 registered direct financing.  As of the date of filing of this quarterly Form 10-Q, we estimate that our cash and cash equivalents will be sufficient to meet our operating activities and other demands for at least the next 12 months.  However, our prospects for obtaining additional financing are uncertain. Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

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

10.1
2002 Stock Option Plan, as amended and restated on June 6, 2012 (incorporated by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed with the Commission on June 6, 2012 (file no. 000-51030)).+.

10.2
Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB (Aust) Pty Ltd, dated August 1, 2011(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August [4], 2011 (file no. 000-51030)).+.

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
101.CAL* XBRL Taxonomy Extension Calculation
101.DEF* XBRL Taxonomy Extension Definition
101.LAB* XBRL Taxonomy Extension Labels
101.PRE* XBRL Taxonomy Extension Presentation

+Management compensatory plan, contract or arrangement
* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities
Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

TearLab Corp.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TearLab Corp.
(Registrant)

Date:	August 10, 2012	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer