Form 10-Q
period 2012-09-30
TearLab Corp
filed 2012-11-13
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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
Yes  ☒   No  ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,466,025 as of November 5, 2012.

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

TearLab Corp.

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
($ 000’s)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$18,359	$2,807
Accounts receivable, net	719	317
Due from related parties, net	15	4
Inventory	1,742	898
Prepaid expenses	181	190
Other current assets	55	35
Total current assets	21,071	4,251

Fixed assets, net	432	199
Patents and trademarks, net	143	164
Intangible assets, net	5,014	5,924
Total assets	$26,660	$10,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$463	$218
Accrued liabilities	2,061	1,843
Obligations under warrants	5,909	2,957
Total current liabilities	8,433	5,018

Stockholders’ equity
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 65,000,000 authorized, 28,466,025 and 20,414,993 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	28	20
Additional paid-in capital	421,394	393,035
Accumulated deficit	(403,195)	(387,535)
Total stockholders’ equity	18,227	5,520
Total liabilities and stockholders’ equity	$26,660	$10,538

See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(expressed in U.S. dollars except number of shares)
(Unaudited)
($ 000’s except number of shares and income (loss) per share)

	Three months ended September 30,
	2012	2011

Revenue	$1,211	$333
Cost of goods sold (excluding amortization of intangible assets)	692	529
Gross profit (loss)	519	(196)
Operating expenses
General and administrative	1,404	894
Clinical, regulatory and research & development	728	287
Sales and marketing	1,756	456
Amortization of intangible assets	304	304
Total operating expenses	4,192	1,941
Loss from operations	(3,673)	(2,137)
Other income (expense)
Interest income	15	2
Changes in fair value of warrant obligations	(929)	3,258
Warrant issuance costs	—	—
Interest expense	—	—
Amortization of deferred financing charges	—	—
Other income	—	14
Total other income (expense)	(914)	3,274
Net income (loss) and comprehensive income (loss)	$(4,587)	$1,137
Weighted average shares outstanding - basic	27,703,310	20,414,993
Net income (loss) per share – basic	$(0.17)	$0.06
Weighted average shares outstanding - diluted	27,703,310	20,777,587
Net income (loss) per share – diluted	$(0.17)	$0.05

See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(expressed in U.S. dollars except number of shares)
(Unaudited)
($ 000’s except number of shares and loss per share)

	Nine months ended September 30,
	2012	2011

Revenue	$2,349	$1,625
Cost of goods sold (excluding amortization of intangible assets)	1,364	1,216
Gross profit	985	409
Operating expenses
General and administrative	3,629	2,742
Clinical, regulatory and research & development	1,624	762
Sales and marketing	3,529	1,330
Amortization of intangible assets	911	911
Total operating expenses	9,693	5,745
Loss from operations	(8,708)	(5,336)
Other income (expense)
Interest income	23	5
Changes in fair value of warrant obligations	(6,966)	791
Warrant issuance costs	—	(303)
Interest expense	—	(96)
Amortization of deferred financing charges	—	(403)
Other income (expense)	(9)	6
Total other expense	(6,952)	—
Net loss and comprehensive loss	$(15,660)	$(5,336)
Weighted average shares outstanding - basic	24,443,595	16,844,469
Net loss per share – basic	$(0.64)	$(0.32)
Weighted average shares outstanding - diluted	24,443,595	16,844,469
Net loss per share – diluted	$(0.64)	$(0.32)

See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)
($ 000’s)

	Nine months ended September 30,
	2012	2011

OPERATING ACTIVITIES
Net loss for the period	$(15,660)	$(5,336)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	1,242	333
Depreciation of fixed assets	91	64
Amortization of patents and trademarks	21	21
Amortization of intangible assets	911	911
Amortization of deferred financing charges	—	403
Non-cash bonuses paid to management in common stock	1,181	—
Changes in fair value of warrant obligations	6,966	(791)
Warrant issuance costs	—	303
Non-cash advisory fees paid in common shares	—	311
Non-cash interest accrued on convertible debt funding	—	96
Net change in non-cash working capital balances related to operations	(806)	(580)
Cash used in operating activities	(6,054)	(4,265)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(324)	(100)
Cash used in investing activities	(324)	(100)

FINANCING ACTIVITIES
Proceeds from issuance of shares on a public offering	12,420	—
Proceeds from an underwritten registered financing	7,925	—
Proceeds from warrants exercised	3,262	—
Proceeds from issuance of shares and warrants in a private placement financing	—	7,000
Proceeds from the exercise of options	41	—
Costs of issuance of shares and warrants in private placement and registered direct financings	(1,718)	(787)
Cash provided by financing activities	21,930	6,213

Net increase in cash and cash equivalents during the period	15,552	1,848
Cash, beginning of period	2,807	2,726
Cash, end of period	$18,359	$4,574

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

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions which occurred in 2007, 2010 and 2011. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under Accounting Standards Codification (ASC) 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.  Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to remeasurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations and comprehensive income (loss). We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model, based on the market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. There is a degree of subjectivity involved when using option pricing models to estimate warrant liability and the assumptions used in the Black-Scholes option-pricing model are judgmental.

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

On May 12, 2011 the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (ASU 2011-04). This update amends ASCTopic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this guidance did not have a material effect on the Company's financial condition or results of operations.

3.     BALANCE SHEET DETAILS

Accounts receivable

(in thousands)	September 30, 2012	December 31, 2011
Trade receivables	$766	$354
Allowance for doubtful accounts	(58)	(42)
Other receivables	11	5
	$719	$317

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

(in thousands)	September 30, 2012	December 31, 2011
Finished goods	$1,742	$1,499
Inventory reserves	—	(601)
	$1,742	$898

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories.  In addition, the Company assesses the impact of changing technology and market conditions.  The Company has entered into a long term purchase commitment to buy the test cards from MiniFAB (Note 12). The purchase commitment contains required minimum annual purchases. As part of its analysis of excess or obsolete inventories, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve needed. The usage of the minimum purchase commitments is predicated upon significant increases in revenues from TearLab products as compared to 2012 and prior years.

Prepaid Expenses

(in thousands)	September 30, 2012	December 31, 2011
Prepaid tradeshow and convention costs	$73	$25
Prepaid insurance	33	119
Prepaid regulatory fees	23	8
Other fees and services	52	38
	$181	$190

Fixed Assets

(in thousands)	September 30, 2012	December 31, 2011
Furniture and office equipment	$85	$49
Computer equipment and software	195	165
Demo equipment	58	53
Rental equipment	351	103
Medical equipment	335	335
	1,024	705
Less accumulated depreciation	(592)	(506)
	$432	$199

Depreciation expense was $91,000 and $64,000 during the nine months ended September 30, 2012 and 2011, respectively, and $39,000 and $21,000 during the three months ended September 30, 2012 and 2011, respectively.

Patents and trademarks

(in thousands)	September 30, 2012	December 31, 2011
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(125)	(104)
	$143	$164

Amortization expense of patents and trademarks was $21,000 and $21,000 during the nine months ended September 30, 2012 and 2011, respectively, and $7,000 and $7,000 during the three months ended September 30, 2012 and 2011, respectively.

Accrued liabilities

(in thousands)	September 30, 2012	December 31, 2011
Due to professionals	$582	$295
Due to employees and directors	571	1,080
Clinical trial accruals	—	174
Accrued inventory in-transit	216	—
Other	692	294
	$2,061	$1,843

4.     INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. Amortization expense for the three and nine months ended September 30, 2012 and 2011 was $304,000, $911,000, $304,000 and $911,000, respectively.

Intangible assets subject to amortization consist of the following:

	September 30, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$7,158	$12,172	$6,248

The estimated amortization expense for the intangible assets for the remainder of 2012 and each of the next five years is as follows:

Amortization of intangible assets ($ 000’s)
Remainder of 2012	$304
2013	1,215
2014	1,215
2015	1,215
2016	1,065
$5,014

5.     RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision Inc., pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. Sales to this distributor for the three and nine months ended September 30, 2012 and 2011 were $22,000, $0, $45,000 and $62,000, respectively, and the outstanding accounts receivable balances due at September 30, 2012 and December 31, 2011 were $15,000 and $4,000, respectively.  The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision.

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

The Company currently has an employee who formerly served as a United States distributor of the Company’s products.  This employee is no longer in control of the distributor; however the employee continues to hold a material financial interest in the distributing company.  Sales to this distributor for the three and nine months ended September 30, 2012 and 2011 were $0, $0, $1,000 and $9,000, respectively, and the outstanding accounts receivable balances at September 30, 2012 and December 31, 2011 were $0 and $0, respectively.

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

On June 13, 2011 (Conversion date), upon the request of holders of more than 51% of the outstanding principal amount of the Notes, the Company issued 1,629,539 shares of its common stock in consideration of the conversion and retirement of the Company’s outstanding Financing obligations in the aggregate amount of $2,149,000, (the Conversion). In connection with the Conversion, the Company issued warrants with a life of five years to purchase 109,375 shares of common stock (the “Financing Warrants”).  The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The fair value of the warrants totaling $163,000, calculated using the Black-Scholes value model, was initially recorded at the date of Financing in additional paid-in capital and accreted over the term of the Notes through the Conversion date. The Company recorded amortization charges related to the Financing Warrants of $0, $0, $0 and $70,000 for the three and nine months ended September 30, 2012 and 2011, respectively, included in other income (expense).

As the conversion price of the Notes reflected a price discounted from the fair market value of the Company’s common stock, there was a deemed beneficial conversion feature associated with the Financing. The Company recorded $728,000 representing the value of the beneficial conversion feature at the date of the Financing in additional paid-in capital. The value of the beneficial conversion was being amortized over the term of the Notes through the Conversion date with charges of $0, $0, $0 and $314,000 for the three and nine months ended September 30, 2012 and 2011, respectively, included in other income (expense).

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2012.

At September 30, 2012, the Company has a liability for warrants to purchase 2,095,685 shares of common stock at an exercise price of $1.86 per share valued at $5,909,000 (Note 8).  The warrant liability is classified as a Level 3 fair value measurement.

The following table provides a reconciliation for the warrant liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2012	$2,957
Warrant exercises	(4,014)
Change in fair value of warrant liability included in other (income) / expense	6,966
Balance of warrant liability at September 30, 2012	$5,909

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

On July 18, 2012, the Company closed an underwritten registered direct financing of 2.5 million shares of its common stock at a price of $3.17 per share.  The Company received gross proceeds of $7,925,000, with associated costs of $524,000.

On September 17, 2012 the Company issued 316,779 shares of restricted stock units to its management team as settlement of an outstanding liability for previously accrued bonuses related to achievement of CLIA waiver status.  The costs basis of the shares granted was $3.72, the closing price of the Company’s stock on the date of grant, for a total value of $1,181,000.  The shares were issued in accordance with the Company’s amended 2002 Stock Incentive Plan and were fully vested on the date of grant.

(c)  Stock Option Plan

The Company has a stock option plan, the 2002 Stock Incentive Plan (the "Stock Incentive Plan"), which was most recently amended on June 6, 2012 in order to increase the shares reserved under the Stock Option Plan by 1,000,000.  Under the Stock Incentive Plan, up to 4,200,000 options are available for grant to employees, directors and consultants.  Options granted under the Stock Incentive Plan may be either incentive stock options or non-statutory stock options.  Under the terms of the Stock Incentive Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant.  No option granted to a holder of more than 10% of the Company's common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
General and administrative	$101	$89	$510	$263
Clinical, regulatory and research and development	102	(21)	326	47
Sales and marketing	150	(36)	406	23
Stock-based compensation expense before income taxes	$353	$32	$1,242	$333

(d)  Warrants

On February 6, 2007, the Company issued warrants to investors and a transaction advisor (“2007 Warrants”).  The 2007 Warrants were exercisable immediately into an aggregate of 131,497 shares of the Company's common stock at $46.25 per common share.  These warrants expired during the first quarter of 2012.

On March 18, 2010, the Company closed a registered direct financing in which warrants (“2010 Warrants”) were issued to purchase 621,118 shares of its common stock. The exercise price of the 2010 Warrants is $4.00 per share. The 2010 Warrants expired on September 18, 2011.

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

The Company accounts for the 2011 Warrants in accordance with applicable guidance to derivatives. The Company determined that the 2011 Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2011 Warrants as current liabilities at September 30, 2012.

The estimated fair value of the 2011 Warrants at September 30, 2012 was determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	86%
Expected life of Warrants (years)	3.75
Risk-free interest rate	0.43%
Dividend yield	0%

The fair value of the 2011 warrants is highly sensitive to the changes in the Company’s stock price and stock price volatility.

During the nine months ended September 30, 2012 certain holders of 2011 Warrants exercised 1,750,469 warrants. The Company received $3,256,000 in proceeds from these exercises during the nine month period ended September 30, 2012. The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $4,014,000, an increase of $1,792,000 from the previous value at December 31, 2011.  This increase was recorded as an expense in other income (expense) in the consolidated statement of operations and comprehensive income for the nine months ended September 30, 2012.  There were no similar warrant exercises for the three months ended September 30, 2012.

The Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the remaining warrants as of September 30, 2012 to be $5,909,000, an increase of $929,000 from the previous value at June 30, 2012, and $5,026,000 from the previous value at December 31, 2011.  This amount was recorded as a charge to other income (expense) in the consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2012.

On June 13, 2011, in connection with the conversion of the notes payable and accrued interest (see Note 6), the Company issued warrants with a life of five years to purchase 109,375 shares of common stock.  The exercise price of these warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The Company recorded $163,000 representing the fair value of the warrants, calculated using the Black-Scholes value model, at the date of the Financing in additional paid-in capital. The value of the warrants was accreted over the term of the Notes until their conversion in June 2011. During the nine months ended September 30, 2012 certain holders of these warrants exercised 22,500 warrants, with $6,000 in proceeds received from these exercised warrants.  As the estimated fair value of these warrants had been previously accreted over the term on the related Notes, no further accounting of these warrants is required.  There were no similar warrant exercises for the three months ended September 30, 2012.

The following table provides activity for the Warrants outstanding through September 30, 2012 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2011	4,087	$3.28
Exercised	(1,773)	1.86
Expired	(131)	46.25
Outstanding, September 30, 2012	2,183	$1.85

9.     COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2012 and 2011, comprehensive income (loss) was equal to net income (loss) for each period.

10.   NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding. Diluted income (loss) per share is computed by dividing net income (loss), less any dilutive amounts recorded during the period for the change in fair value of warrant liabilities, by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, from stock options, warrants, and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	(4,587)	1,137	(15,660)	(5,336)

Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	27,703	20,415	24,444	16,844
Dilutive potential common stock outstanding:
Dilutive common equivalent shares from warrants	—	363	—	—
Weighted average common shares outstanding for diluted	27,703	20,778	24,444	16,844
Basic net income (loss) per share	$(0.17)	$0.06	$(0.64)	$(0.32)
Diluted net income (loss) per share	$(0.17)	$0.05	$(0.64)	$(0.32)

The following outstanding common stock equivalents were not included in the calculation of net income or loss per share because their effects were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	3,995	2,724	3,995	3,675
Warrants	2,182	4,087	2,182	4,087
Total	6,177	6,811	6,177	7,762

11.   CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital balances related to operations consists of the following:

	Nine months ended September 30, ($ 000’s)
	2012	2011
Accounts receivable, net	$(402)	$121
Due from related parties	(11)	119
Inventory	(844)	(456)
Prepaid expenses	9	146
Other assets	(20)	1
Accounts payable	245	(108)
Accrued liabilities	217	(275)
Deferred revenue	—	(128)
	$(806)	$(580)

The following table lists those items that have been excluded from the consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Nine months ended September 30, ($ 000’s)
	2012	2011
Non-cash investing activities
Common stock issued in consideration of notes payable and accrued interest conversion	—	2,149
Common stock issued in consideration of management bonuses	1,181	—
Warrant issued in Registered Direct financing	—	3,012

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

The Company has evaluated its 2012 outstanding purchase commitment with MiniFab to determine the potential amount of liability the Company may be obligated to pay if it doesn’t meet its annual order commitment. Having reviewed the submitted orders for test cards to MiniFAB for the nine months ended September 30, 2012, if the Company does not: 1) order the sufficient additional test cards to meet the 2012 minimum order commitment under the agreement or 2) seek to modify the existing minimum order quantity with MiniFab, the Company will be subject to liquidated damages estimated at $1.2 million (AUD $1.1 million).

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

On December 8, 2009 we announced that Health Canada issued a Medical Device License for the TearLab Osmolarity System. The Health Canada license allowed us to immediately begin marketing the system in Canada.  On August 20, 2009, we entered into an agreement with a distributor, Science with Vision Inc., for exclusive distribution of the TearLab Osmolarity System in Canada.  We began selling products through the Canadian distributor in 2010.

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

Our success is highly dependent on our ability to increase sales of our testing platform in European and other countries recognizing the CE mark, in Canada where we have a Medical Device License and with our receipt of the CLIA waiver early in 2012 which will enable us to begin full commercialization efforts in the United States.  Meeting these objectives requires that we have sufficient capital to fund our operations.  While our cash of $18.4 million as of September 30, 2012 may be insufficient to fund our planned operations and our ability to generate increased revenues is uncertain, management believes that we have sufficient cash to fund our operations at current levels for at least the next 12 months.  In spite of having adequate funding at this time we continue to evaluate various financing possibilities. If our revenues do not increase sufficiently to meet operational needs we would be required to raise additional capital to fund our operations.

Recent Developments

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended September 30, (in thousands)				Nine Months Ended September 30, (in thousands)
	2012	2011		Change	2012	2011	Change
	$	$		$	$	$	$

TearLab revenue	1,211	333		878	2,349	1,625	724
T
TearLab – cost of sales	692	529		163	1,364	1,216	148

TearLab gross profit (loss)	519	(196)		715	985	409	576

Gross profit (loss) percentage	43%	(59%	)	173%	42%	25%	68%

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

TearLab revenue increased by $878,000 or 264% for the three months ended September 30, 2012 as compared to the prior year quarter due to a higher level of TearLab test card sales volume and lower level of TearLab purchased reader units in the overall sales product mix, as the Company has started to transition its domestic customers to its annual test card commitment programs.

TearLab revenue increased by $724,000 or 45% for the nine months ended September 30, 2012 as compared to the prior year period due to a higher level of TearLab test card sales volume and lower level of TearLab purchased reader units in the overall sales product mix, as the Company has started to transition its domestic customers to its annual test card commitment programs.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended September 30, 2012 increased by $163,000 or 31% compared to the prior year fiscal period due to increased volumes of TearLab test cards in the overall sales product mix, as the Company has started to transition its domestic customers to its annual test card commitment programs and because the prior year fiscal period included an inventory provision of $324,000 relating to excess TearLab test cards while no such provision was recorded in the three months ended September 30, 2012.

For the nine months ended September 30, 2012, TearLab costs of sales increased by $148,000 or 12% over the prior year fiscal period due to increased volumes of TearLab test cards in the overall sales product mix, as the Company has started to transition its domestic customers to its annual test card commitment programs, and because the prior year fiscal period included an inventory provision of $324,000 relating to excess TearLab test cards while a recovery of $4,000 of this provision was recorded in the nine months ended September 30, 2012 .

TearLab Gross Margin

TearLab gross margin for the three months ended September 30, 2012 increased by $715,000 or 365% compared to the prior year fiscal period due to a higher level of TearLab test card sales volume in the overall sales product mix, as the Company has started to transition its domestic customers to its annual test card commitment programs, as well as a $324,000 one-time charge for inventory reserve related to excess TearLab test card inventory in the prior year that was not duplicated in the current period..

TearLab gross margin for the nine months ended September 30, 2012 increased by $576,000 or 141% compared to the prior year fiscal period primarily due higher levels of TearLab test card sales volume in the overall sales product mix, as the Company has started to transition its domestic customers to its annual test card commitment programs, as well as a one-time charge of $324,000 for inventory reserve related to excess TearLab test card inventory in the prior year that was not duplicated in the current period.

Operating Expenses

	Three months ended September 30 (in thousands)			Nine months ended September 30 (in thousands)
	2012 $	2011 $	Change $	2012 $	2011 $	Change $
Amortization of intangible assets	304	304	―	911	911	―
General and administrative	1,404	894	510	3,629	2,742	887
Clinical, regulatory and research and development	728	287	441	1,624	762	862
Sales and marketing	1,756	456	1,300	3,529	1,330	2,199

Operating expenses	4,192	1,941	2,251	9,693	5,745	3,948

General and Administrative Expenses

For the three months ended September 30, 2012, general and administrative increased by $510,000 or 57% due to $617,000 higher non-cash employee compensation expense as a result of additional CLIA bonus accruals and vesting of employee stock options, offset by an $84,000 reduction in professional fees and legal costs, and a $23K decrease in public company costs in the current year.

For the nine months ended September 30, 2012, general and administrative expenses increased by $887,000 or 32%, as compared with the corresponding period in 2011, due primarily to $1,034,000 higher non-cash employee compensation expense as a result of additional CLIA bonus accruals and vesting of employee stock options, offset by a $78,000 reduction in professional fees and legal costs, and a $69,000 decrease in public company costs in the current year.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased by $441,000 or 154% during the three months ended September 30, 2012, as compared with the corresponding prior year period.  The increase was due to $500,000 higher non-cash employee compensation expense as a result of additional CLIA bonus accruals and vesting of employee stock options and $144,000 of additional product development costs, offset by a $158,000 reduction in clinical trial expenses regarding prior product research and a reduction of $61,000 in regulatory professional fees.

For the nine months ended September 30, 2012, clinical, regulatory and research and development expenses increased by $862,000 or 113%, as compared with the corresponding prior year period.  The increase was due to $713,000 higher non-cash employee compensation expense as a result of additional CLIA bonus accruals and vesting of employee stock options, $192,000 of additional product development costs and $180,000 in increased costs related to our prevalence study, offset by a $158,000 reduction in clinical trial expenses re prior product research and a reduction of $64,000 in regulatory professional fees.

Sales and Marketing Expense

Sales and marketing expenses increased by $1,300,000 or 285% during the three months ended September 30, 2012, as compared with the comparable period in fiscal 2011 due to $785,000 higher employee compensation expense as a result of increased headcount and additional CLIA bonus accruals, a $159,000 increase in non-cash stock option expense, along with $343,000 of marketing and advertising related expense due to the ramp up of the marketing programs for 2012.

For the nine months ended September 30, 2012 sales and marketing expenses increased by $2,199,000 or 165%, as compared with the comparable period in fiscal 2011. The increase is primarily due to $1,173,000 higher employee compensation expense as a result of increased headcount and additional CLIA bonus accruals, a $345,000 increase in non-cash stock option expense, along with $685,000 of marketing and advertising related expense due to the ramp up of the marketing programs for 2012.

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

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and nine months ended September 30, 2012, as compared to the prior year fiscal periods was unchanged, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

Other Income (Expense)

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2012	2011	Change	2012	2011	Change
	$	$	$	$	$	$

Interest income	15	2	13	23	5	18
Changes in fair value of warrant obligations	(929)	3,258	(4,187)	(6,966)	791	(7,757)
Warrant issuance costs	―	―	―	―	(303)	303
Interest expense	―	―	―	―	(96)	96
Amortization of deferred financing charges	―	―	―	―	(403)	403
Other	―	14	(14)	(9)	6	(15)

	(914)	3,274	(4,188)	(6,952)	―	(6,952)

Interest Income

Interest income for the three and nine months ended September 30, 2012 increased slightly by $13,000 and $18,000 respectively, as compared to the prior year fiscal periods.  Interest income consists of interest earned as a result of the Company’s cash position at the end of each corresponding fiscal period.

Changes in Fair Value of Warrants Obligations

For the nine month period ended September 30, 2012 the Company recorded an expense of $6,966,000 related to changes in the fair value of warrant obligations, while recording income of $791,000 for the same nine month period in 2011.

At the beginning of the nine month period ended September 30, 2012, the Company had a total of 4,087,026 warrants subject to fair value re-measurement each quarter. During the first quarter of 2012 certain holders of warrants exercised 1,373,700 warrants.  The Company is required to record the outstanding warrants at fair value at the time of exercise, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the exercised warrants during the first quarter 2012 to be $2,849,000, an increase of $1,792,000 from the previous value at December 31, 2011.  This increase was recorded as a charge to other income (expense) in the consolidated statement of operations for the three months ended March 31, 2012.  During the second quarter of 2012 certain holders of warrants exercised 376,769 warrants.  The Company estimated the fair value of the exercised warrants during the second quarter 2012 to be $1,166,000, an increase of $148,000 from the previous value at March 31, 2012.  This increase was recorded as a charge to other income (expense) in the consolidated statement of operations for the three months ended June 30, 2012.

In addition, the Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the remaining warrants as of September 30, 2012 to be $5,909,000, an increase of $5,026,000 from the previous value at December 31, 2011; including an increase of $4,777,000 for the three months ended March 31, 2012, a decrease of ($680,000) for the three months ended June 30, 2012, and an increase of $929,000 for the three months ended September 30, 2012.  These amounts were recorded as a charge to other income (expense) in the consolidated statement of operations for the three and nine months ended September 30, 2012, the primary driver of this change being a change in Black-Scholes valuation inputs for our increased stock price.

Interest Expense

Interest expense of $0 and $0 arising from the 2009 convertible notes financing has been recorded in each of the three month periods ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, these amounts were $0 and $96,000 respectively.

Amortization of Deferred Financing Charges

As a result of the financing that the Company completed in July and August 2009, or the Financing, and which resulted in the purchase of $1.75 million in convertible secured notes by the investors, or the Notes, investors were in a position to convert the Notes at a conversion price of $1.3186 per share at a time when the common shares of the Company were trading at $1.75 (July 15th) and $1.70 (August 31st) providing them with a beneficial conversion feature. The Company valued this feature as $728,000 and the amortization of this amount was expensed over the term of the Notes until conversion in June 2011. As such, amortization expense for the three months ended September 30, 2012 and 2011 was $0 and $0, respectively.  For the nine months ended September 30, 2012 and 2011 amortization expense was $0 and $314,000, respectively.

Investors in the Financing received 109,375 warrants at an exercise price of $1.60 upon conversion of the Notes. The Company valued these warrants using the Black-Scholes value model at a value of $163,000. The amortization of this amount was recorded over the term of the Notes until they were converted in June 2011 and amounted to $0 and $0 for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011 amortization expense was $0 and $70,000, respectively.

Issuance costs of the Financing totaled $87,000 and have been allocated to cost of equity and to deferred finance charges. The amortization of deferred finance charges was recorded over the term of the Notes until they were converted in June 2011 and amounted to $0 and $0 for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011 amortization expense was $0 and $19,000, respectively.

Other

Other income for the three and nine months ended September 30, 2012 and 2011 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources
(in thousands)	September 30,	December 31,
	2012	2011	Change
Cash and cash equivalents	$18,359	$2,807	$15,552
Percentage of total assets	69%	27%

Working capital	$12,638	$(767)	$13,405

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

Changes in Cash Flows

	Nine months ended September 30, (in thousands)
	2012	2011	Change
Cash used in operating activities	$(6,054)	$(4,265)	$(1,789)
Cash used in investing activities	(324)	(100)	(224)
Cash provided by financing activities	21,930	6,213	15,717
Net increase in cash and cash equivalents during the period	$15,552	$1,848	$13,704

Cash Used in Operating Activities

Net cash used to fund our operating activities during the nine months ended September 30, 2012 was $6,054,000.  Net loss during the nine month period was $15,660,000. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation, non-cash bonuses paid to management in common stock and changes in the fair value of warrant obligations in the aggregate total of $10,412,000.

The net change in working capital balances related to operations for the nine months ended September 30, 2012 and 2011 consists of the following:

Cash provided (used)	Nine months ended September 30, (in thousands)
	2012	2011
Amounts receivable, net	$(402)	$121
Due from related parties	(11)	119
Inventory	(844)	(456)
Prepaid expenses	9	146
Deposits and other assets	(20)	1
Accounts payable	245	(108)
Accrued liabilities	217	(275)
Deferred revenue	―	(128)
	$(806)	$(580)

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 was $324,000 and $100,000, respectively, to acquire fixed assets.

Cash Provided by Financing Activities

During the nine months ended September 30, 2012, the Company issued 1,765,497 shares of common stock as a result of the exercise of 1,772,968 warrants for gross proceeds of $3,262,000. In addition, 18,756 shares of common stock were issued as a result of the exercise of options for gross proceeds of $41,000.  During the nine months ended September 30, 2012, the Company issued common stock in a public offering funding for $12,420,000, and a registered direct offering funding for $7,925,000 offset by costs paid in the nine months ended September 30, 2012 of $1,718,000.

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

There were no significant changes during the nine months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Consolidated Financial Statements for the nine months ended September 30, 2012 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the nine months ended September 30, 2012 included in Item 1.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in Euros and pounds sterling, while a minor portion of our expenses are in Canadian dollars, Australian dollars and Pounds sterling.  Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, Euro or Pound sterling against the U.S. dollar.  Any strengthening of the Canadian dollar, Australian dollar, Euro or Pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in Canadian dollars, Australian dollars, Euros and Pound sterling to meet short term operating requirements.  Based on the balances in the Canadian dollar, Australian dollar, Euro and Pound sterling denominated bank accounts at September 30, 2012, hypothetical increases of $0.01 in the value of the Canadian dollar, the Australian dollar, the Euro and the Pound sterling in relation to the U.S. dollar would not have a material impact on our results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in savings or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the 12 months ended September 30, 2012 would reduce interest income by  $24,000.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at September 30, 2012 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)                     Changes in Internal Control over Financial Reporting.
During the third quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The usage of test cards purchased under the minimum purchase commitment with MiniFAB is predicated upon significant increases in revenue from the TearLab products as compared to the nine months to September 30, 2012 and prior periods. If we are not able to commercialize the TearLab® Osmolarity System sufficiently to sell the minimum order quantities required by the MiniFab Agreement, we will be required to purchase test cards that we may be unable to use and that may become obsolete, which would have a potentially adverse effect on our financial position, results of operations and cash flows.

Our limited working capital and history of losses have resulted in our auditors expressing substantial doubts as to whether we will be able to continue as a going concern.

For the year ended December 31, 2011, and the nine months ended September 30, 2012, we have prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have incurred losses in each year since our inception. Our net working capital balance at September 30, 2012 was $12.6 million, which represents a $13.4 million increase in the balance from our working capital deficit of $0.8 million at December 31, 2011.  During the nine months ended September 30, 2012, the Company raised gross proceeds of $3.3 million from the exercise of warrants and stock options, $12.4 million in an underwritten public offering and $7.9 million in a registered direct financing.

Although current levels of cash flows are negative, management believes the Company’s existing cash will be sufficient to cover its operating and other cash demands for at least the next 12 months.

 Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception.  As of September 30, 2012, we had an accumulated deficit of $403.2 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will successfully commercialize the TearLab Osmolarity System in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product candidate become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of September 30, 2012, our total indebtedness was approximately $8.4 million.   Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of debt presents the following risks:

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

3.5
Amended and Restated By-Laws of the Registrant as currently in effect (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on November 16, 2004 (file no. 333-11820)).

10.1
2002 Stock Option Plan, as amended and restated on June 6, 2012 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 6, 2012 (file no. 000-51030)).+

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

**101.INS* XBRL Instance
101.SCH* XBRL Taxonomy Extension Schema
101.CAL* XBRL Taxonomy Extension Calculation
101.DEF* XBRL Taxonomy Extension Definition
101.LAB* XBRL Taxonomy Extension Labels
101.PRE* XBRL Taxonomy Extension Presentation

+Management compensatory plan, contract or arrangement.

*
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

**
In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TearLab Corp.
(Registrant)

Date:	November 13, 2012	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer