Form 10-K
period 2012-12-31
TearLab Corp
filed 2013-03-26
CIK 1299139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2012: $73,025,667.  The Registrant has no non-voting common stock.

As of March 15, 2013, there were 28,765,140 shares of the Registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant to be held on June 7, 2013 are incorporated by reference into Part III of this Form 10-K.
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

TEARLAB CORPORATION.

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2012

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", “hope”, "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

•	Our future strategy, structure, and business prospects;
•	The planned commercialization of our current product;
•	The size and growth of the potential markets for our product and technology;
•	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
•	Our anticipated expansion of United States and international sales and operations;
•	Our ability to obtain and protect our intellectual property and proprietary rights;
•	The results of our clinical trials;
•	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;
•	Our anticipated sales to additional customers in the United States since we obtained the CLIA waiver categorization;
•	Our ability to obtain reimbursement for patient testing with the TearLab System;
•	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals;
•	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations; and
•	Use of cash, cash needs and ability to raise capital.

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

Corporate Information

TearLab Corp. was incorporated as OccuLogix, Inc. in Delaware in 2002.  Unless the context requires otherwise, in this report the terms "the Company," "we," "us" and "our" refer to TearLab Corp. and our subsidiaries.  References to "$" or "dollars" shall mean U.S. dollars unless otherwise indicated.  References to "C$" shall mean Canadian dollars.

ITEM 1.              Business.

Overview

We are an in-vitro diagnostic company based in San Diego, California.  We have commercialized a proprietary tear testing platform, the TearLab® Osmolarity System that enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care.  Our first product measures tear film osmolarity for the diagnosis of Dry Eye Disease, or DED.  Our results are included in our financial statements, which are included under Item 8 to this Annual Report on Form 10-K.

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

In October 2008, the TearLab Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark.  In connection with the CE mark clearance, while our current focus is on developing our business in the United States, we do have agreements with numerous distributors for distribution of the TearLab Osmolarity System in Europe and Asia.

On May 19, 2009, we announced that we received 510(k) clearance from the FDA.  We submitted a CLIA waiver application for the TearLab Osmolarity System to the FDA on May 27, 2010.  On March 4, 2011, we announced that we had received a communication from the FDA that the data we submitted was not sufficient to gain approval of our CLIA waiver application.  On December 5, 2011, we announced that we had received a communication from the FDA indicating that, based on a supervisory review of the Company’s appeal, the FDA had granted our petition for a waiver under CLIA for the TearLab Osmolarity System. On January 23, 2012, we announced that after reviewing and accepting labeling submitted to it by the Company, the FDA had granted the waiver categorization under CLIA for the TearLab Osmolarity System.   The CLIA waiver reduces the regulatory paperwork and related administrative time for customers. In the United States,we sell directly to our customers and do not utilize distributors.

On December 8, 2009 we announced that Health Canada issued a Medical Device License for the TearLab® Osmolarity System. The Health Canada license allowed us to immediately begin marketing the system in Canada.  On August 20, 2009, we entered into an agreement with a distributor, Science with Vision, for exclusive distribution of the TearLab Osmolarity System in Canada.  We began selling products through the Canadian distributor in 2010.

Current Status and Recent Financing

On July 16, 2009, we announced that we had entered into and closed an agreement with certain investors whereby the investors agreed to provide financing, or the Financing, to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.55 million.  On August 31, 2009, an additional $200,000 of financing was received by the Company to bring the aggregate total funding received to $1.75 million. In connection with the Financing, the Company issued warrants to purchase shares of common stock equal in value to ten percent of the aggregate principal amount of the notes.  The exercise price of the warrants is $1.60 per common share.  On June 13, 2011 the outstanding liability related to the Notes was converted to common stock. The conversion price of the Notes was $1.3186 per share. We recognized interest expense related to the Notes of $0, $95,000, and $210,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

On January 8, 2010, we obtained commitments for the sale of 3,244,766 shares of our common stock for an aggregate of approximately $3,000,000 in a private placement. 1,886,291 of such shares were issued in January 2010 with the remainder being issued in March 2010, following stockholder approval for the sale of such additional shares. The price per share,  sold in the private placement was $0.92456, which is equal to 80% of the volume weighted average price of our common stock for the 10 trading days ending on the day immediately preceding the January 8, 2010 closing date.

On March 18, 2010, we sold 1,552,795 shares of our common stock and warrants to purchase an additional 621,118 shares of our common stock for gross proceeds of approximately $5,000,000.  The purchase price for the shares and warrants was $3.22 per unit (each unit consisting of one share and a warrant to purchase 0.4 shares of common stock).  The exercise price of the warrants is $4.00 per share. The warrants were exercisable at any time during the period commencing on September 19, 2010 and ending on September 19, 2011. These warrants were not exercised and expired at the end of the period.

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

On June 30, 2011, the Company sold 3,846,154 shares of its common stock and warrants to purchase approximately 3,846,154 shares of its common stock for gross proceeds of approximately $7,000,000.  The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and a warrant to purchase one share of common stock).  The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time until June 30, 2016. During 2012, 1,750,469 warrants were exercised for gross proceeds of $3,256,000.

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

On September 17, 2012, the Company issued 316,779 shares of restricted stock units to its management team as settlement of an outstanding liability for previously accrued bonuses related to achievement of CLIA waiver status.  The costs basis of the shares granted was $3.72, the closing price of the Company’s stock on the date of grant, for a total value of $1,181,000.  The shares were issued in accordance with the Company’s amended 2002 Stock Incentive Plan and were fully vested on the date of grant.

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

TearLab's Product

Our TearLab® Osmolarity System is an integrated testing system comprised of: (1) the TearLab disposable, which is a single-use microfluidic microchip; (2) the TearLab Pen, which is a hand-held device that interfaces with the TearLab disposable; and (3) the TearLab Reader, which is a small desktop unit that allows for the docking of the TearLab Pen and provides a quantitative reading for the operator.  The innovation of the TearLab Osmolarity System is its ability to measure precisely rapidly, and inexpensively biomarkers in nanoliter volumes of tear samples or approximately 1,000 times less volume than required for older laboratory devices.

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

While our current focus is on building our business in the United States, we do have distributorship agreements in place in Europe and Asia.

Competition

To date, we have identified one laboratory technology that claims to be able to measure the osmolarity of nanoliter tear samples, the LacriPen. This device is listed as "under development" by Lacrisciences, LLC (Washington, DC, US). This device does not have FDA 510(k) clearance nor a CLIA waiver, and is not at the commercial stage at this time. One other non-osmolarity based in vitro diagnostic test for dry eye has recently been developed by RPS, Inc., of Sarasota Florida. RPS has commercialized a tear test for dry eye that measures MMP-9 in Canada. This test is not yet FDA cleared and does not have a CLIA waiver.  In addition, ATD (Advanced Tear Diagnostics) has a CLIA classification of Moderately Complex in the United States. This system measures lactoferrin and IgE in human tears.

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
•
eighteen pending patent applications in countries/regions other than the United States, including six applications in Europe, four applications in Japan, three applications in Canada, two in Australia, one application in Brazil and two applications in Mexico; and

•	one granted Australian patent, one granted Chinese patent and one granted Mexican patent.

We intend to rely on know-how, continuing technological innovation and in-licensing opportunities to further develop our proprietary position.  Our ability to obtain intellectual property protection for the TearLab® Osmolarity System and related technology and processes, and our ability to operate without infringing the intellectual property rights of others and to prevent others from infringing our intellectual property rights, will have a substantial impact on our ability to succeed in our business.  Although we intend to seek to protect our proprietary position by, among other methods, continuing to file patent applications, the patent position of companies like TearLab is generally uncertain and involves complex legal and factual questions.  Our ability to maintain and solidify a proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted.  We do not know whether any part of our patent applications will result in the issuance of any patents.  Our issued patents, those that may be issued in the future or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop would-be competitors from marketing tests identical to the TearLab Osmolarity System.

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

Unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA.  Medical devices are classified into one of the three classes, Class I, II or III, on the basis of the controls necessary to reasonably assure their safety and effectiveness.  Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to good manufacturing practices. The TearLab® Osmolarity System is a Class I, non-exempt device and qualifies for the 510(k) procedure. Under the FDA’s Section 510(k) procedure, the manufacturer provides a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product, that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than does a legally marketed device.  In some cases, the submission must include data from human clinical studies.  Marketing may commence when the FDA issues a clearance letter finding substantial equivalence. On May 19, 2009, we announced that we received FDA 510(k) clearance of the TearLab Osmolarity System.

After a device receives 510(k) clearance, any modification to the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, would require a new 510(k) clearance or an approval of a Premarket Approval, or PMA.  A PMA is the FDA process of scientific or regulatory review to evaluate the safety and effectiveness of Class III medical devices which are those devices which support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Although the FDA requires the manufacturer to make the initial determination regarding the effect of a modification to the device that is subject to 510(k) clearance, the FDA can review the manufacturer's determination at any time and require the manufacturer to seek another 510(k) clearance or an approval of a PMA.

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

Research and Development Expenditure

Our research and development expense was $2.2 million, $1.3 million and $1.4 million in the years ended December 31, 2012, 2011 and 2010, respectively.

Employees

On December 31, 2012, we had 48 full-time employees.

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

The TearLab Osmolarity System is currently our only product.  Our product is currently sold outside of the United States pursuant to CE mark approval; in Canada pursuant to a Health Canada Medical Device License; and in the United States as a result of having received 510(k) approval from the U.S. Food and Drug Administration, or the FDA, to market the TearLab Osmolarity System to those reference and physician operated laboratories with  Clinical Laboratory Improvement Act, or CLIA, waiver certifications.   Even though the TearLab Osmolarity System has received all regulatory approvals in the United States, it may never be successfully commercialized.  If the TearLab Osmolarity System is not as successfully commercialized as expected, we may not be able to generate revenue, become profitable or continue our operations.  Any failure of the TearLab Osmolarity System to be successfully commercialized in the United States would have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

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

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us.  The Manufacturing Agreement specifies minimum order quantities that will require us to purchase approximately USD $26.1 million (AUD$25.1 million) in test cards from MiniFAB for the years 2013 through the end of 2015.  Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met.  The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

The usage of test cards purchased under the minimum purchase commitment with MiniFAB is predicated upon significant increases in revenue from the TearLab products as compared to the year ended December 31, 2012 and prior periods. If we are not able to commercialize the TearLab® Osmolarity System sufficiently to sell the minimum order quantities required by the MiniFab Agreement, we will be required to purchase test cards that we may be unable to use and that may become obsolete, which would have a potentially adverse effect on our financial position, results of operations and cash flows.

Our limited working capital and history of losses have resulted in doubts as to whether we will be able to continue as a going concern.

In the years ended December 31, 2012 and 2011, we have prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have incurred losses in each year since our inception. Our net working capital balance at December 31, 2012 was $9.3 million, which represents a $10.1 million increase in the balance from our working capital deficit of $0.8 million at December 31, 2011.  During the year ended December 31, 2012, the Company raised gross proceeds of $3.4 million from the exercise of warrants and stock options, $12.4 million in an underwritten public offering and $7.9 million in a registered direct financing.

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

We have incurred losses in each year since our inception.  As of December 31, 2012, we had an accumulated deficit of $406.8 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will successfully commercialize the TearLab Osmolarity System in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We have outstanding liabilities, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of December 31, 2012, our total liabilities were approximately $9.3 million.   Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of liability presents the following risks:
•
our liabilities increase our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•
our liability obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow money for operations or capital in the future and implement our business strategies; and

•
our level of liabilities may restrict us from raising additional funds on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements.

 If we are at any time unable to generate sufficient cash flow to service our liabilites when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the liabilities, seek to refinance all or a portion of the liabilities or obtain financing.  There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

We may not be able to raise the capital necessary to fund our operations.

Since inception, we have funded our operations through debt and equity financings, including the 2009 convertible secured debt financings, the 2010 private placement and registered direct common stock financings and the 2011 private placement financings, the exercise of warrants in March 2012 by warrant holders, the April 2012 public offering financing as well as the July 2012 registered direct financing.  As of the date of filing of this quarterly Form 10-K, we estimate that our cash and cash equivalents will be sufficient to meet our operating activities and other demands for at least the next 12 months.  However, our prospects for obtaining additional financing are uncertain. Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

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

•
The TearLab Osmolarity System is rated under a CLIA waiver certification which requires our customers to be certified under the CLIA waiver requirements to be reimbursed under Medicare, including certain parallel state requirements. If our customers are unwilling or unable to comply with such requirements, it could have an adverse effect on their acceptance of and on our ability to market the TearLab Osmolarity System in the United States.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.  Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Our management has identified control deficiencies in the past and may identify additional deficiencies in the future.

We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that any changes processes and procedures can be completed in a timely manner.  In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act of 2002 reveals material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require additional remedial measures which could be costly and time-consuming.  In addition, we may be unable to produce accurate financial statements on a timely basis.  Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

We have never paid cash dividends on our common stock and have no present intention to pay any dividends in the future.  We are not profitable and may not earn sufficient revenues to meet all operating cash needs for at least several years, if at all.  As a result, we intend to use all available cash and liquid assets in the development of our business.  Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements, our operating and financial conditions and on such other factors as our board of directors may deem relevant.  As a result, the success of an investment in our common stock will depend upon any future appreciation in its value.  There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

ITEM 2.              Properties.

Our world-wide headquarters, occupying approximately 6,500 square feet and used for administrative, sales, marketing, research and development, and finance activities, is located in San Diego, California. The current arrangement ends on June 30, 2015, but the Company has exercised its option to terminate the lease at the end of June 2013. The total future minimum obligation under this lease is $62,000 for 2013.

We believe that the San Diego, California facility is not suitable and adequate to support our current operations and will take advantage of the option to terminate our current lease at the end of June 2013. We have signed a new lease arrangement for a facility located in San Diego, California occupying approximately13,800 usable square footage that will end on June 30, 2018.  The total future minimum obligation under this lease is $1,387,000 for the five year term with the 2013 obligation being $74,000.

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

	Common Stock Prices
	Fiscal 2012				Fiscal 2011
	High		Low		High		Low
NASDAQ Capital Market
First Quarter		$3.89		$1.07		$2.90		$1.34
Second Quarter		4.88		2.75		2.20		1.62
Third Quarter		4.10		3.07		2.05		0.88
Fourth Quarter		4.78		3.65		2.25		0.78
TSX
First Quarter	C$	3.85	C$	1.10	C$	2.97	C$	1.45
Second Quarter		4.62		2.84		2.12		1.48
Third Quarter		3.98		3.10		2.00		0.95
Fourth Quarter		4.70		3.77		2.26		0.75

The closing share price for our common stock on March 15, 2013 as reported by NASDAQ, was $6.10.  The closing share price for our common stock on March 15, 2013, as reported by TSX, was C$6.16.

As of March 15, 2013, there were approximately 92 stockholders of record of our common stock.

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

Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock to the cumulative return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Medical Equipment Index for the period beginning December 9, 2004, and ending on December 31, 2012.  The graph assumes that $100 was invested on January 1, 2007, and assumes reinvestment of dividends.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of TearLab Corp. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.              Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements, the related notes thereto and the information contained in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Year Ended December 31,
	2008	2009	2010	2011	2012

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$458	$869	$1,701	$2,124	$3,960
Cost of goods sold	163	568	849	1,626	2,295
Gross profit	295	301	852	498	1,665
Operating expenses
Amortization of intangible assets	1,207	1,215	1,215	1,215	1,215
General and administrative	4,233	3,245	3,753	3,842	4,770
Clinical, regulatory and research and development	2,965	1,121	1,365	1,304	2,241
Sales and marketing	820	646	1,463	2,195	5,471
Restructuring charges	2,441	—	—	—	—
Total operating expenses	11,666	6,227	7,796	8,556	13,697
Other income (expense)	1,665	(362)	261	(751)	(7,280)
Loss from continuing operations before income taxes	(9,706)	(6,288)	(6,683)	(8,809)	(19,312)
Recovery of income taxes	338	1,903	—	—	—
Net loss	$(9,368)	$(4,385)	$(6,683)	$(8,809)	$(19,312)
Per Share Data:
Net loss per share — basic and diluted	$(2.29)	$(0.44)	$(0.47)	$(0.50)	$(0.76)
Weighted average number of shares used in per share calculations — basic and diluted	4,084	9,855	14,098	17,745	25,490

	As of December 31,
	2008	2009	2010	2011	2012

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,565	$106	$2,726	$2,807	$15,437

Working capital (deficiency)	1,550	(2,132)	420	(767)	9,341

Total assets	13,405	9,733	11,535	10,538	24,139

Convertible notes payable and accrued interest (including current portion due to stockholders)	23	1,281	1,697	28	—
Total	3,446	2,976	3,658	5,018	9,295

Contingently redeemable stock	250	—	—	—	―
Common stock	10	10	15	20	29
Additional paid-in capital	377,356	378,790	386,588	393,035	421,662
Accumulated deficit	(367,657)	(372,043)	(378,726)	(387,535)	(406,847)
Total stockholders' equity	9,709	6,757	7,877	5,520	14,844

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In October 2008, the TearLab Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark.  In connection with the CE mark clearance, we have entered into multi-year agreements with numerous distributors for distribution of the TearLab Osmolarity System.  Currently, we have signed distribution agreements in each of the following countries: Spain, Portugal, Germany, France, Turkey, Ukraine, Bulgaria, Belgium, Netherlands, Switzerland, Finland, Sweden, Denmark, Norway, South Korea, Australia, Russia, Hungary, Greece, Canada, Slovakia, Argentina, the Czech Republic,  a sales representation agreement in Japan and are selling directly to the customer in the United Kingdom.

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

On October 19, 2010 we announced that a unique new Current Procedural Terminology, or CPT, code that will apply to the TearLab Osmolarity test had been published by the American Medical Association, or AMA. The new code became effective January 1, 2011. The new CPT code for the TearLab Osmolarity test is: 83861; Microfluidic analysis utilizing an integrated collection and analysis device, tear osmolarity (For microfluidic tear osmolarity of both eyes, report 83861 twice).  This code falls under the Chemistry sub-section of the Pathology and Laboratory section of the CPT Codebook and was listed under the 2010 Clinical Laboratory Fee Schedule by the Centers for Medicare and Medicaid Services, or CMS.  Reimbursement by CMS was set at $24.01 per eye and was only available for offices that had a Moderate Complex CLIA certificate. Under the 2011 Clinical Laboratory Fee Schedule listed by CMS the reimbursement rate was reduced to $23.58 and was applicable to a majority of states in the U.S. On December 13, 2011, we announced that CMS published instructions for updates to the clinical laboratory fee schedule for 2012, including a revised reimbursement rate for the TearLab® Osmolarity Test, effective January 1, 2012.  The payment code of 83861 that currently applies to the TearLab Osmolarity Test will be cross-walked or paired with code 84081.  At current 2012 reimbursement rates, payment code 83861 would be reimbursed in every state by CMS at $23.40 per eye. This decision by CMS provides level reimbursement for and equal access to the TearLab Osmolarity Test across all states which was not the case in 2011.

Our success is highly dependent on our ability to increase sales of our testing platform in Europe and other countries recognizing the CE mark, in Canada where we have a Medical Device License and with our receipt of the CLIA waiver early in 2012 which will enable us to begin full commercialization efforts in the United States.  Meeting these objectives requires that we have sufficient capital to fund our operations.  While our cash of $15.4 million as of December 31, 2012 may be insufficient to fund our planned operations and our ability to generate increased revenues is uncertain, management believes that we have sufficient cash to fund our operations at current levels for at least the next 12 months.  In spite of having adequate funding at this time we continue to evaluate various financing possibilities. If our revenues do not increase sufficiently to meet operational needs, we would be required to raise additional capital to fund our operations.

RESULTS OF OPERATIONS

Revenues, Cost of Goods Sold and Gross Margin

For the years ended December 31, (in thousands)

	2012	Change	2011	Change	2010
Revenue	$3,960	86%	$2,124	25%	$1,701
Cost of goods sold	$2,295	42%	$1,626	92%	$849
Gross margin	$1,665	234%	$498	(42)%	$852

Percentage of total revenues	42%		23%		50%

Revenues

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

We are working with our established distributors in Europe and Asia to increase sales. The ability for re-imbursement to be obtained in many of those countries where we have distributors will facilitate our ability to increase sales and stimulate the commercialization process. In countries where we have distributors, we are supporting physicians in local clinical trials and providing them with the required guidance to understand the relationship between DED and osmolarity and how to manage their patients with objective diagnostic data. In the United Kingdom, we are selling directly to the customer and will monitor the success of this approach to determine whether to expand direct selling on other European and Asian countries.

Having received a medical device license from Health Canada in December 2009, we have been selling the TearLab® Osmolarity Systems into Canada via a distributor in 2010, 2011 and 2012 and have established a co-operative marketing agreement with AMO Canada to market our product and support the sale of AMO drugs related to DED in Canada.

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

During the years ended December 31, 2012, 2011 and 2010, the Company recognized revenue from the sale of TearLab equipment and test cards of $3,960,000, $2,124,000 and $1,701,000, respectively.

Cost of Goods Sold

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management. Also included in TearLab costs of goods sold for the year ended December 31, 2011 was the inventory reserve provision for excess inventory of $490,000, while in the year ended December 31, 2012 the inventory reserve provision was not material. There were no inventory reserve costs or recoveries in the year ended December 31, 2010.

Gross Margin

During fiscal 2012 as compared with fiscal 2011, our combined gross margin percentage increased from 23% to 42% primarily due to the recording of a $490,000 excess inventory reserve in the year ended December 31, 2011, offset by higher level of North American sales volume. In the year ended December 31, 2012, there was a recovery of excess inventory reserves of $4,000 and increased North American sales volume primarily due to three year commitment contracts where upfront costs reduce initial margins on these contracts.

During fiscal 2011 as compared with fiscal 2010, our combined gross margin decreased from 50% to 23% primarily due to a recording of a $490,000 excess inventory reserve in the year ended December 31, 2011 offset by a higher level of North American sales volume over 2010. The year ended December 31, 2010 did not include inventory reserve costs or recoveries.

Operating Expenses

For the years ended December 31, (in thousands)

	2012	Change	2011	Change	2010
Amortization of intangible assets	$1,215	0%	$1,215	0%	$1,215
General and administrative	4,770	24%	$3,842	2%	$3,753
Clinical, regulatory and research and development	2,241	72%	1,304	(4)%	1,365
Sales and marketing	5,471	149%	2,195	50%	1,463
Total operating expenses	$13,697	60%	$8,556	10%	$7,796

Amortization of Intangible Assets

Amortization expense of intangible assets remained unchanged for the years ended December 31, 2012, 2011, and 2010, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

General and Administrative Expenses

General and administrative expenses increased by $928,000 or 24% during the year ended December 31, 2012, as compared with fiscal 2011. Employee salary expense increased by $641,000 (including a non-cash CLIA bonus accrual increase of $445,000 related to the increased market value of TearLab’s shares), non-cash stock option costs increased by 188,000, fees related to corporate activities increased by $65,000, adminstrative costs increased by $21,000.

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

Clinical, Regulatory and Research and Development

Clinical, regulatory and research and development expenses increased by $937,000 or 72% during the year ended December 31, 2012, as compared with fiscal 2011. Non-cash stock options expense increased by $281,000, employee related costs increased by $381,000 (including a non-cash CLIA bonus accrual increase of $346,000 related to the increased market value of TearLab’s shares), increased product development costs of $376,000, increased clinical trial costs in 2012 of $48,000, offset by lower professional fees of $162,000 regarding regulatory and clinical activities .

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

Sales and Marketing Expenses

Sales and marketing expenses increased by $3,276,000 or 149% during the year ended December 31, 2012, as compared with fiscal 2011, non-cash stock options expenses increased by $481,000, employee related costs increased by $1,391,000 (including a non-cash CLIA bonus accrual increase of $296,000 related to the increased market value of TearLab’s shares) primarily due to the transition from a contracted sales force to an internal TearLab sales team , associated increased internal travel costs of $322,000, increased advertising and marketing  costs of $1,027,000 and increased administrative costs of $52,000 consistent with increased commercialization efforts in the United States.

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

Other Income (Expense), Net

For the years ended December 31,
(in thousands)

	2012	Change	2011	Change	2010
Interest income	$30	400%	$6	71%	$21
Changes in fair value of warrant obligation	(7,296)	(7862)%	94	(87)%	701
Warrant issue costs	—	100%	(303)	(100)%	—
Interest expense	—	100%	(95)	55%	(210)
Amortization of financing costs and beneficial conversion features	—	100%	(402)	(76)%	(228)
Other expense	(14)	73%	(51)	(122)%	(23)
	$(7,280)	(869)%	$(751)	(388)%	$261

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.  The fluctuations in interest income during years ended December 31, 2012, 2011 and 2010, are due to fluctuations in the Company’s average cash and variations in average interest rates.

Changes in Fair Value of Warrant Obligation

For the year ended December 31, 2012 the Company recorded an expense of $7,296,000 related to changes in the fair value of warrant obligations, while recording income of $94,000 and $701,000 for the years ended December 31, 2011 and 2010, respectively.

At January 1, 2012, the Company had a total of 4,087,026 warrants subject to fair value re-measurement each quarter. During the first quarter of 2012 certain holders of warrants exercised 1,373,700 warrants.  The Company is required to record the outstanding warrants at fair value at the time of exercise, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the exercised warrants during the first quarter 2012 to be $2,849,000, an increase of $1,792,000 from the previous value at December 31, 2011.  This increase was recorded as a charge to other income (expense) in the consolidated statement of operations for the three months ended March 31, 2012.  During the second quarter of 2012 certain holders of warrants exercised 376,769 warrants.  The Company estimated the fair value of the exercised warrants during the second quarter 2012 to be $1,166,000, an increase of $148,000 from the previous value at March 31, 2012.  This increase was recorded as a charge to other income (expense) in the consolidated statement of operations for the three months ended June 30, 2012.

In addition, the Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the remaining warrants as of December 31, 2012 to be $6,239,000, an increase of $3,282,000 from the previous value at December 31, 2011.  These amounts were recorded as a charge to other income (expense) in the consolidated statement of operations for the year ended December 31, 2012, the primary driver of this change being a change in Black-Scholes valuation inputs for our increased stock price.

A decrease of $94,000 and $701,000 at December 31, 2011 and 2010, respectively, in the fair value of warrant obligations are recorded as a gain in other income for the years ended December 31, 2011 and 2010, respectively.

Interest Expense

In the third quarter of 2009, the Company closed an agreement with certain investors whereby the investors agreed to provide financing, or the Financing, to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.75 million.  The convertible secured notes, or the Notes, evidencing the Financing, were to mature on the second anniversary of their issuance, bearing interest at a rate of 12% per annum and were convertible into shares of the Company’s common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to maturity.  On June 13, 2011, the Notes were converted to common stock, with interest expense of $0, $95,000, and $210,000 recorded for the years ended December 31, 2012, 2011, and 2010, respectively.

Amortization of Finance Costs

As a result of the financing that the Company completed in July and August 2009, or the Financing, and which resulted in the purchase of $1.75 million in convertible secured notes by the investors, or the Notes, investors were in a position to convert the Notes at a conversion price of $1.3186 per share at a time when the common shares of the Company were trading at $1.75 (July 15th) and $1.70 (August 31st) providing them with a beneficial conversion feature. The Company valued this feature as $728,000 and the amortization of this amount was expensed over the term of the Notes until conversion in June 2011. As such, amortization expense for the years ended December 31, 2012, 2011, and 2010 was $0, $314,000 and $177,000, respectively.

Investors in the Financing received 109,375 warrants at an exercise price of $1.60 upon conversion of the Notes. The Company valued these warrants using the Black-Scholes value model at a value of $163,000. The amortization of this amount was recorded over the term of the Notes until they were converted in June 2011 and amounted to $0, $69,000 and $41,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Issuance costs of the Financing totaled $87,000 and have been allocated to cost of equity and to deferred finance charges. The amortization of deferred finance charges was recorded over the term of the Notes until they were converted in June 2011 and amounted to $0, $19,000 and $10,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Other Income (Expense)

Other expense for the year ended December 31, 2012 consists primarily of foreign exchange loss of $15,000 due to exchange rate fluctuations on our foreign currency transactions.

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

Liquidity and Capital Resources

	As of December 31, ($ in thousands)

	2012	2011
Cash and cash equivalents	$15,437	$2,807
Percentage of total assets	64%	27%
Working capital (deficiency)	$9,341	$(767)

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

•
Our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the US dollar and Australian dollar may be material. In 2012, exchange rate incurred to purchase Australian dollar to pay our Australian supplier fluctuated from $0.98 USD to $1.08 USD per $1.00 AUD.

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

Changes in Cash Flows

Years ended December 31, (in thousands)

	2012	Change	2011	Change	2010
Cash used in operating activities	$(8,800)	$(2,826)	$(5,974)	$(1,434)	$(4,540)
Cash used in investing activities	(569)	(413)	(156)	(101)	(55)
Cash provided by financing activities	21,999	15,788	6,211	(1,004)	7,215
Net increase in cash and cash equivalents during the year	$12,630	$12,549	$81	$(2,539)	$2,620

Cash Used in Operating Activities

Net cash used to fund our operating activities during the year ended December 31, 2012 was $8,800,000 which is lower than our net loss of $19,312,000 primarily due to non-cash charges.  The non-cash charges which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, non-cash bonuses paid in common shares and stock-based compensation expense in the aggregate total of $11,298,000.

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

The net change in non-cash working capital and non-current asset balances related to operations for the years ended December 31, 2012, 2011 and 2010 consists of the following (in thousands):

	2012	2011	2010
Accounts receivable	(557)	(5)	(163)
Due from related parties	(11)	126	(130)
Inventory	(965)	(343)	(359)
Prepaid expenses	(197)	132	16
Other current assets	(25)	(20)	17
Other non-current assets	(27)	—	100
Accounts payable	849	(135)	(95)
Accrued liabilities	146	374	347
Deferred revenue	—	(128)	(23)
Due to stockholders	—	—	(10)
	$(787)	$1	$(300)

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

•	Accounts receivable increased in 2012, 2011 and 2010 as a result of increased revenues in 2012, 2011 and 2010 related to sales of the TearLab® Osmolarity System.

•	Inventory increased in each of 2012, 2011 and 2010 primarily due to the increase in inventory purchases to support the projected ramp up in commercialization of the TearLab products.

•
Prepaid expenses increased in 2012 from 2011 and decreased in 2011 from 2010 primarily due to the timing of annual payments made, termination of prepaid advisory agreements and reduced prepaid insurance costs.

•	Non-current assets increased in 2012 from $0 in 2011 reflecting a security deposit on premises to be leased in 2013 which will be outstanding for greater than 12 months.

•	Accounts payable movement year over year is primarily due to the timing of payment cycles and the increase in commercial activities.

•
Accrued liabilities have increased in each of 2012 and 2011 as a result of the CLIA bonus accrued as a result of the TearLab achieving CLIA waiver status for the TearLab® Osmolarity System resulting in a significant increase in operational activity offset by the  payment of advisory agreement fees in 2011 and increased in 2010 primarily as a result of increased accruals for amounts due to employees and increased levels of operations in line with increased commercialization efforts.

•	Decrease in deferred revenue in 2011, and 2010 arose from the amortization of licensing fees and from the shipment of product previously paid for.

Cash used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2012, 2011 and 2010 was $569,000, $156,000 and $55,000, respectively, used to acquire fixed assets, net of disposals.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2012 was $21,999,000 and is primarily made up of $12,420,000 raised during 2012 from the issuance common stock in a public offering, $7,925,000 raised during 2012 in a registered direct offering both offset by costs incurred in these transactions of $1,718,000, as well as $3,262,000 raised as a result of warrant exercises and $110,000 raised as a result of option exercises.

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

Contractual Obligations and Contingencies

The following table (in thousands) summarizes our contractual commitments as of December 31, 2012 and the effect those commitments are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Purchase commitments	$26,070	$5,678	$20,392	$—
Operating leases	1,480	144	536	800
Royalty payments	1,050	70	140	840
Total	$28,600	$5,892	$21,068	$1,640

Purchase commitment obligations represent our contractually obligated minimum purchase requirements as outlined in a manufacturing and development agreement for test cards for the Company.  The agreement is denominated in AUD and as such actual amounts paid in USD may differ.

Off-Balance-Sheet Arrangements

As of December 31, 2012, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In 2012, the majority of our revenues are derived from the sale of disposable test cards and we expect this trend to continue for the foreseeable future. We loan our proprietary TearLab Systems at no cost to our customers, who are primarily eye care professionals, who in turn purchase the disposable test cards for use in osmolarity testing procedures. In addition, we place our proprietary systems with our customers for an extended period at no up-front cost to them. Our disposable test cards are currently shipped from our primary distribution and warehousing operations facility located in Frederick, Colorado. We generally recognize revenue for disposables test cards when the test cards are shipped to the customers.

The Company enters into contracts where revenue is derived from multiple deliverables containing a mix of products, which generally includes either the sale or the right to use a TearLab Osmolarity System and sales of a fixed number of test cards. The Company either sells readers and test cards as a combined unit with no future commitments on behalf of the client or allows the customer to use the readers with a commitment to fulfill a minimum purchase obligation, typically over a three year period. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a TearLab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2012 and 20122 do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

Accounts receivable and allowance for doubtful accounts

The Company’s accounts receivable consist primarily of trade receivables from customers and are generally unsecured and due within 30 days.  The Company evaluates the collectability of its accounts receivable based on a combination of factors.  Expected credit losses related to trade receivables are recorded as an allowance for doubtful accounts in the Consolidated Balance Sheets as of December 31, 2012 and 2011.  The allowance for doubtful accounts is charged to sales and marketing expense and accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. The carrying value of accounts receivable approximates their fair value due to their short term nature.  To date, charges for bad debt expense have not been material.

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

As of December 31, 2012, 2011 and 2010, we had inventory reserves of $0, $601,000 and $116,000, respectively.  During the years ended December 31, 2012, 2011 and 2010, we recognized a provision for excess and obsolete inventory of $62,000, $490,000 and $0, respectively, and recovery of $66,000, $5,000 and $8,000, respectively. At December 31, 2012, we estimated that we would fully utilize the minimum commitment of cards and that a provision for future loss was not required.

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

At December 31, 2012, the net book value of identifiable intangible assets that are subject to amortization totaled $4,710,000 and the net book value of fixed assets totaled $630,000.

We determined that, as of December 31, 2012 and 2011, there have been no significant events which may have affected the carrying value of TearLab® technology.  However, our prior history of losses and losses incurred during the current fiscal year reflects a potential indication of impairment, thus requiring management to assess whether TearLab Research, Inc.'s technology was impaired as of December 31, 2012 and 2011.  Based on management's estimates of forecasted undiscounted cash flows as of December 31, 2012 and 2011, we concluded that there was no indication of an impairment of the TearLab technology in either fiscal period.

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

As of December 31, 2012, $2.472 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.83 years.

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions that occurred in 2007, 2010 and 2011. The Company accounts for its warrants issued in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.  Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to remeasurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model as described in the stock-based compensation section above, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. There is a moderate degree of subjectivity involved when using option pricing models to estimate warrant liability and the assumptions used in the Black-Scholes option-pricing model are moderately judgmental.

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

ITEM 7A.            Quantitative and Qualitative Disclosures about Market Risk.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in Euros and pounds sterling, while a minor portion of our expenses are in Canadian dollars, Australian dollars and Pounds sterling.  Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, Euro or Pound sterling against the U.S. dollar.  Any strengthening of the Canadian dollar, Australian dollar, Euro or Pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in Canadian dollars, Australian dollars, Euros and Pound sterling to meet short term operating requirements.  Based on the balances in the Canadian dollar, Australian dollar, Euro and Pound sterling denominated bank accounts at December 31, 2012, hypothetical increases of $0.01 in the value of the Canadian dollar, the Australian dollar, the Euro and the Pound sterling in relation to the U.S. dollar would not have a material impact on our results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in savings or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the 12 months ended December 31, 2012 would reduce interest income by $30,000 to $0.

ITEM 8.               Financial Statements and Supplementary Data.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of TearLab Corp.

We have audited the accompanying consolidated balance sheets of TearLab Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TearLab Corp. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California
March 25, 2013

TearLab Corp.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$15,437	$2,807
Accounts receivable	889	321
Inventory.	1,863	898
Prepaid expenses	387	190
Other current assets	60	35
Total current assets	18,636	4,251
Fixed assets, net	630	199
Patents and trademarks, net	136	164
Intangible assets, net	4,709	5,924
Other non-current assets	28	—
Total assets	$24,139	$10,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,067	$218
Accrued liabilities	1,989	1,843
Obligations under warrants	6,239	2,957
Total current liabilities	9,295	5,018

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred Stock, $0.001 par value, 10,000,000 authorized, none outstanding	—	—
Common Stock, $0.001 par value, 65,000,000 authorized, 28,741,653 issued and outstanding at December 31, 2012 and 65,000,000 authorized, 20,414,993 issued and outstanding at December 31, 2011	29	20
Additional paid-in capital	421,662	393,035
Accumulated deficit	(406,847)	(387,535)
Total stockholders' equity	14,844	5,520
Total liabilities and stockholders’ equity	$24,139	$10,538

 See accompanying notes

TearLab Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010

Revenue	$3,960	$2,124	$1,701
Cost of goods sold (excluding amortization of intangibles)	2,295	1,626	849
Gross profit	1,665	498	852
Operating expenses
Amortization of intangibles assets	1,215	1,215	1,215
General and administrative	4,770	3,842	3,753
Clinical, regulatory and research & development	2,241	1,304	1,365
Sales and marketing	5,471	2,195	1,463
Total operating expenses	13,697	8,556	7,796
Loss from operations	(12,032)	(8,058)	(6,944)
Other income (expenses)
Interest income	30	6	21
Changes in fair value of warrant obligations	(7,296)	94	701
Interest expense	—	(95)	(210)
Amortization of deferred financing charges, warrants & beneficial conversion values	—	(705)	(228)
Other, net	(14)	(51)	(23)
Total other income (expenses),	(7,280)	(751)	261
Net loss and comprehensive loss	$(19,312)	$(8,809)	$(6,683)
Weighted average number of shares outstanding – basic and diluted	25,490,186	17,744,736	14,097,973
Net loss per common share – basic and diluted	$(0.76)	$(0.50)	$(0.47)

See accompanying notes

TearLab Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Stockholders' equity
	Shares	Amount
Balance, December 31, 2009	9,866,685	$10	$378,790	$(372,043)	$6,757
Stock-based compensation	—	—	1,395	—	1,395
Shares issued in registered direct financing	1,552,795	2	3,616	—	3,618
Shares issued in PIPE financing	3,244,766	3	2,765	—	2,768
Shares issued to Marchant Securities for services provided in the PIPE financing	101,548	—	—	—	—
Options exercised	9,572	—	22	—	22
Net loss and comprehensive loss	—	—	—	(6,683)	(6,683)

Balance, December 31, 2010	14,775,366	$15	$386,588	$(378,726)	$7,877
Stock-based compensation	—	—	490	—	490
Shares issued in convertible debt conversion	1,629,539	1	2,106	—	2,107
Shares issued in PIPE financing	3,846,154	4	3,545	—	3,549
Shares issued to Greybrook Capital for advisory services provided	163,934	—	306	—	306
Net loss and comprehensive loss	—	—	—	(8,809)	(8,809)

Balance, December 31, 2011	20,414,993	$20	$393,035	$(387,535)	$5,520
Stock-based compensation	—	—	1,441	—	1,441
Warrants exercised	1,765,497	2	7,274	—	7,276
Shares issued in public and registered direct offerings	5,950,000	6	20,339	—	20,345
Restricted stock units issued	316,779	1	1,181	—	1,182
Issue costs of equity financings	—	—	(1,718)	—	(1,718)
Options exercised	294,384	—	110	—	110
Net loss and comprehensive loss	—	—	—	(19,312)	(19,312)

Balance, December 31, 2012	28,741,653	$29	$421,662	$(406,847)	$14,844

See accompanying notes

TearLab Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net loss for the year	$(19,312)	$(8,809)	$(6,683)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	1,441	490	1,395
Depreciation of fixed assets	137	83	71
Amortization of patents and trademarks	28	28	28
Amortization of intangible assets	1,215	1,215	1,215
Amortization of deferred financing charges, warrants & beneficial conversion values	—	402	228
Non-cash interest accrued on convertible debt funding	—	96	210
Non-cash advisory fees paid to Greybrook in common shares	—	311	—
Non-cash bonuses paid to management in common shares	1,182	—	—
Warrant issuance costs	—	303	—
Change in fair value of warrant obligation	7,296	(94)	(701)
Gain on disposal of fixed assets	—	—	(3)
Net change in working capital and non-current asset balances related to operations	(787)	1	(300)
Cash used in operating activities	(8,800)	(5,974)	(4,540)
INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(569)	(156)	(55)
Cash used in investing activities	(569)	(156)	(55)
FINANCING ACTIVITIES
Proceeds from the exercise of common stock options	110	—	22
Proceeds from issuance of shares in a public offering	12,420	—	—
Proceeds from issuance of shares in an underwritten registered financing	7,925	—	—
Proceeds from the exercise of warrants	3,262	—	—
Proceeds from issuance of shares and warrants in a private placement financing	—	7,000	3,000
Proceeds from issuance of shares and warrants in a registered financing	—	—	5,000
Costs of issuance of shares and warrants in private placement and registered direct financings	(1,718)	(789)	(807)
Cash provided by financing activities	21,999	6,211	7,215
Net increase in cash and cash equivalents during the year	12,630	81	2,620
Cash and cash equivalents, beginning of year	2,807	2,726	106
Cash and cash equivalents, end of year	$15,437	$2,807	$2,726

See accompanying notes

TearLab Corp.

Notes to Consolidated Financial Statements
(expressed in U.S. dollars except as otherwise noted)

1.  Basis of Presentation

TearLab Corp. ("TearLab" or the "Company"), a Delaware corporation, is an ophthalmic device company that is commercializing a proprietary in vitro diagnostic tear testing platform, the TearLab® test for dry eye disease, or DED, which enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care.

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation.

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $19.3 million, $8.8 million, and $6.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Company's working capital surplus at December 31, 2012 is $9.3 million. Based on the Company’s annual operating plan approved by the Board of Directors, management believes the Company’s existing cash and cash equivalents of $15.4 million at December 31, 2012 combined with anticipated cash flows provided by sales of its products in 2013 will be sufficient to fund its cash requirements through at least December 31, 2013.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure. The Company may be required to seek additional debt or equity financing to support its operations until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts and is unable to obtain additional financing, the Company would need to significantly curtail or reorient its operations during 2013, which could have a material adverse effect on the Company’s ability to achieve its business objectives. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

2.  SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  Some of the Company's more significant estimates include those related to uncollectible receivables, inventory reserves, stock-based compensation, equity instruments and its intangible assets.  Actual results could differ from those estimates.

Concentrations and risk

Credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

During fiscal 2012, the Company derived 100% of its revenue from the sale of the TearLab® Osmolarity product.  Of the 2012 revenue, there were no customers with revenues in excess of 10%. Customers representing revenue in excess of 10% in prior years were:
	Years ended December 31,
	2012	2011	2010
Alcon Research Ltd.	1%	11%	1%
Bon Optic VertriebsgesellschaftmbH	2%	10%	4%
The Technology Source	—	—	11%

Currently, there is only one supplier for each of the reader and pen components of the TearLab® Osmolarity System and the test cards.

Fair value of financial instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments.

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

Intangible Assets

Intangible assets are recorded at historical cost and are amortized using the straight line-line method over their estimated useful life of 10 years.

Product Warranties

The Company generally provides a 12 month warranty on its TearLab® Osmolarity System and related disposables.  The Company accrues the estimated cost of this warranty at the time revenue is recorded and charges warranty expense to cost of goods sold. Warranty reserves are established based on historical experience with failure rates and the number of systems covered by warranty. Warranty reserves are depleted as systems and disposables are replaced.  The Company reviews warranty reserves quarterly and, if necessary, make adjustments. The activities in the warranty reserve are as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Balance at beginning of year	$36	$51	$9
Charges to cost of goods sold	196	56	55
Costs applied to liability	(125)	(71)	(13)
Balance at end of year	$107	$36	$51

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

Revenue recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.  The Company’s  timing of revenue recognition is impacted by factors such as passage of title, payments and customer acceptance.  Amounts received in excess of revenue recognizable are deferred.

The Company enters into contracts where revenue is derived from multiple deliverables containing a mix of products, which generally includes either the sale or the right to use a TearLab Osmolarity System and sales of a fixed number of test cards. The Company either sells readers and test cards as a combined unit with no future commitments on behalf of the client or allows the customer to use the readers with a commitment to fulfill a minimum purchase obligation, typically over a three year period. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a Tearlab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2012 and 2011 do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

Subsequent to its launch in the fourth quarter of 2008, the Company’s revenues have been derived from sales of the TearLab® Osmolarity System for Dry Eye Disease (“DED”) which consists of hardware and related disposables of the TearLab System.  The Company’s sales are currently to countries in North America, Europe, and Asia, and are generally transacted through distributors.  The Company records revenue when all of its obligations are completed which is generally upon shipment of the Company’s products.

The Company typically has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The reserve of $71,000 and $10,000 as of December 31, 2012 and 2011, respectively, reduces revenue and is included in accrued liabilities.

Cost of goods sold

Cost of goods sold includes the costs the Company incurs for the purchase of the TearLab® Systems sold and related freight and shipping costs, fees related to warehousing and logistics inventory management  associated with conducting business.  The Company recorded $255,000, $187,000 and $142,000 in shipping and handling fees for the years ended December 31, 2012, 2011 and 2010, respectively.

Clinical, regulatory and research & development costs

Clinical and regulatory costs attributable to the performance of contract services are recognized as an expense as the services are performed.  Non-refundable, up-front fees paid in connection with these contracted services are deferred and recognized as an expense over the estimated term of the related contract.

Stock-based compensation

The Company accounts for stock-based compensation expense for its employees in accordance with US GAAP guidance related to stock-based compensation.  Under this guidance, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award.  The Company uses the Black-Scholes option-pricing model for determining the fair value for all its awards and will recognize compensation cost on a straight-line basis over the awards' vesting periods.

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions which occurred in 2010 and 2011. The Company accounts for its warrants issued in accordance with US GAAP accounting guidance applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.  Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to remeasurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), in the statements of operations and comprehensive loss. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model as described in the stock-based compensation section above, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. There is a moderate degree of subjectivity involved when using option pricing models to estimate warrant liability and the assumptions used in the Black-Scholes option-pricing model are moderately judgmental.

Foreign currency transactions

The Company's functional and reporting currency is the U.S. dollar.  The assets and liabilities of the Company's Canadian operations are maintained in U.S. dollars.  Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet dates, and non-monetary assets and liabilities are translated at exchange rates in effect on the date of the transaction.  Revenue and expenses are translated into U.S. dollars at average exchange rates prevailing during the year.  Resulting exchange gains (losses) of: ($15,000), ($29,000), $(34,000) are included in other income (expense) in the years ended December 31, 2012, 2011 and 2010, respectively.

Geographic information

The following table provides geographic information related to the Company's revenues (in thousands):

	United States	Canada	Rest of World	Total
December 31, 2012
Revenues	$3,564	$59	$337	$3,960
December 31, 2011
Revenues	$1,347	$71	$706	$2,124

Comprehensive loss

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) generally includes unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. In all the periods presented, the Company’s comprehensive loss equaled net loss for the period.

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

The following are potentially dilutive securities which have not been used in the calculation of diluted loss per share as they are anti-dilutive (in thousands):

	December 31,
	2012	2011	2010
Stock options	4,100	3,691	3,577
Shares reserved for issuance on conversion of debt obligations	—	—	1,327
Warrants to be issued on conversion of debt obligations	—	—	109
Warrants	2,183	4,087	753
Total	6,283	7,778	5,766

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. ASU 2011-05 amends the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, the entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU 2011-12 which defers certain provisions of ASU 2011-05. Under ASU 2011-12, the provision to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement of operations and the statement of equity was deferred indefinitely. During the deferral period, entities will be required to comply with all existing requirements for reclassification adjustments. The Company adopted these standards on January 1, 2012, which did not have an impact on the Company’s financial results or disclosures, but will have an impact on the presentation of comprehensive income.

3.  BALANCE SHEET DETAILS

Accounts receivable

(in thousands)	December 31,
	2012	2011
Trade receivables	$909	$354
Due from related parties	15	4
Allowance for doubtful accounts	(36)	(42)
Other receivables	1	5
	$889	$321

Inventory

	December 31,
(in thousands)	2012	2011
Finished goods	$1,863	$1,499
Inventory reserves	—	(601)
	$1,863	$898

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

Prepaid expenses

(in thousands)	December 31,
	2012	2011
Prepaid trade shows	$159	$25
Prepaid insurance	131	119
Other fees and services	97	46
	$387	$190

Fixed Assets

(in thousands)	December 31,
	2012	2011
Furniture and office equipment	$115	$49
Computer equipment and software	203	165
Demo equipment	58	53
Rental equipment	524	103
Medical equipment	373	335
	1,273	705
Accumulated depreciation	(643)	(506)
	$630	$199

Depreciation expense was $137,000, $83,000, and $71,000, during the years ended December 31, 2012, 2011, and 2010, respectively.

Patents and trademarks

(in thousands)	December 31,
	2012	2011
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(132)	(104)
	$136	$164

Amortization expense was $28,000, $28,000, and $28,000 during the years ended December 31, 2012, 2011, and 2010, respectively.

These patents and trademarks are amortized, using the straight-line method, over an estimated useful life of 10 years from the date of approval of the patents and trademarks.

Estimated aggregate amortization expense for patents and trademarks at December 31, 2012 is as follows (in thousands):

2013	$28
2014	28
2015	28
2016	28
Thereafter	24
Total	$136

Accrued liabilities

(in thousands)	December 31,
	2012	2011
Due to professionals	$258	$295
Due to employees and directors	1,052	1,080
Clinical trial accruals	—	174
Other	679	294
	$1,989	$1,843

4.  INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years.  Amortization expense for each of the years ended December 31, 2012, 2011 and 2010 was $1,215,000.

Intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$7,463	$12,172	$6,248

Estimated future amortization expense related to intangible assets with finite lives at December 31, 2012 is as follows (in thousands):

Amortization of intangible assets
2013	1,215
2014	1,215
2015	1,215
2016	1,064
Total	$4,709

The Company determined that, as of December 31, 2012, there have been no significant events which may affect the carrying value of its TearLab technology.  However, the Company's prior history of losses and losses incurred during the current fiscal year reflect a potential indication of impairment, thus requiring management to assess whether the Company's TearLab technology was impaired as of December 31, 2012.  Based on management's estimates of forecasted undiscounted cash flows as of December 31, 2012, the Company concluded that there is no indication of an impairment of the Company's TearLab technology.  Therefore, no impairment charge was recorded during any of the three years ended December 31, 2012.

5.  RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision, pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. Sales to this distributor for the years ended December 31, 2012 and 2011 were $59,000 and $71,000, respectively, and the outstanding accounts receivable balances due at December 31, 2012 and 2011 were $15,000 and $4,000, respectively.  The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision.

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

6.  INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets
Intangible assets	$345	$299

Stock options	5,643	5,017
Accruals and other	519	859
Net operating loss carry forwards	11,240	7,328
	17,747	13,503
Valuation allowance	(15,838)	(11,158)
Deferred tax asset	1,909	2,345
Deferred tax liability
Intangible assets	(1,909)	(2,345)
Deferred tax liability	(1,909)	(2,345)
Deferred taxes, net	$—	$—

The following is a reconciliation of the recovery of income taxes between those that are expected, based on enacted tax rates and laws, to those currently reported (in thousands):

	December 31,
	2012	2011	2010
Loss for the year before income taxes	$(19,312)	$(8,809)	$(6,683)
Expected recovery of income taxes	(7,829)	(3,487)	(2,654)
Stock-based compensation	64	103	97
Warrants	2,958	82	(278)
Non-deductible interest	—	38	83
Deferred state tax rate adjustment	(92)	30	47
Adjustment to deferred assets	187	1,236	(48)
Non-deductible expenses & other	32	69	44
Change in valuation allowance	4,680	1,929	2,709
Total recovery of income taxes	$—	$—	$—

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

In July 2006, the “FASB” issued additional guidance which requires the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the provisions under this guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions under this guidance on January 1, 2007. The adoption of these provisions had no impact on the Company’s consolidated financial position or results of operations. At December 31, 2012 and 2011, the Company’s unrecognized income tax benefits and uncertain tax provisions were not material and would not, if recognized, affect the effective tax rate. As of December 31, 2012 and 2011 the Company had no unrecognized tax benefits.

During the year ended December 31, 2012, a change of ownership for tax purposes causing Section 382 restrictions on the utilization of net operating losses may have occurred.  The Company is in the process of finalizing the roll forward of the Section 382 analysis, however, even if an ownership change occurred in 2012, the annual limitation on the utilization of net operating losses will not cause the carryforwards generated after the last ownership change in October 2008 to expire unused. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. Utilization of the net operating loss carryforwards will be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions due to ownership change limitations that have occurred. These ownership changes will limit the amount of net operating loss carryforwards that can be utilized to offset future taxable income.

At December 31, 2012, the Company had federal net operating loss carryforwards of approximately $100.4 million, of which $70.7 million will expire unused due to the 382 limitation, and California net operating loss carryforwards of approximately $35.6 million, of which $15.2 million will expire unused due to the 382 limitation. The federal net operating loss carryforwards begin to expire in 2018, and the California net operating loss carryforwards begin to expire in 2015. At December 31, 2012, approximately $1.1 million of the net operating loss carryforwards relate to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized.

The Company’s policy is to recognize interest and penalties related to income tax matters in other expense. Because the Company has generated net operating losses since inception for both state and federal purposes, no additional tax liability, penalties or interest have been recognized for balance sheet or income statement purposes as of and for the three years ended December 31, 2012.

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

On June 13, 2011 (Conversion date), upon the request of holders of more than 51% of the outstanding principal amount of the Notes, the Company issued 1,629,539 shares of its common stock in consideration of the conversion and retirement of the Company’s outstanding Financing obligations in the aggregate amount of $2,149,000, of which $399,000 is accrued interest through the Conversion date, (the Conversion). In connection with the Conversion, the Company issued warrants with a life of five years to purchase 109,375 shares of common stock (the “Financing Warrants”).  The exercise price of the Financing Warrants is $1.60 per common share.  The fair value of the warrants totaling $163,000, calculated using the Black-Scholes value model, was initially recorded at the date of Financing in additional paid-in capital and accreted over the term of the Notes through the Conversion date. The Company recorded amortization charges related to the Financing Warrants of $0, $69,000 and $41,000 for the years ended December 31, 2012, 2011 and 2010, respectively, included in other income (expense).

As the conversion price of the Notes reflected a price discounted from the fair market value of the Company’s common stock, there was a deemed beneficial conversion feature associated with the Financing. The Company recorded $728,000 representing the value of the beneficial conversion feature at the date of the Financing in additional paid-in capital. The value of the beneficial conversion was being amortized over the term of the Notes through the Conversion date with charges $0, $314,000 and $177,000 for the years ended December 31, 2012, 2011 and 2010, respectively, included in other income (expense).

The Company incurred $87,000 in legal and consulting expenses related to the Financing which was allocated to deferred finance charges for $43,000 and cost of equity for $44,000 in proportion to the allocation of the Financing amount between equity and liabilities.  The value of the deferred charges was amortized over the term of the Notes through the Conversion date and expenses of $0, $19,000 and $10,000 for the years ended December 31, 2012, 2011 and 2010, respectively, are included in other income (expense).

8.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments relating to operating leases recognized on a straight line basis over the term of the lease for rental of office space and equipment from unrelated parties, expiring at various times from January 1, 2012 through June 30, 2018.  The total future minimum obligation under these various leases for 2013, 2014, 2015, 2016, 2017 and 2018 is $144,000, $229,000, $307,000, $314,000, $324,000 and $162,000, respectively.  Rent expensed under these leases was $143,000, $142,000, and $145,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

On March 12, 2003, TearLab entered into a patent license and royalty agreement with the University of California San Diego to obtain an exclusive license to make, use, sell, offer for sale, and import  TearLab technology in development.  Starting in 2009, the Company was required to make minimum royalty payments of $35,000 or 5.5% of gross sales per year, whichever is higher.  However, if this new technology is combined with existing technology, the maximum royalty payable on the sale of the combined products would be 5.5% of gross sales per year.  As the new technology is currently in development, there is no revenue and the minimum royalty payment of $35,000 is applicable.   Future minimum royalty payments under this agreement as of December 31, 2012 are approximately as follows (in thousands):

2013	$35
2014	35
2015	35
2016	35
2017	35
Thereafter	350
Total	$525

Effective October 1, 2006, TearLab entered into a patent license and royalty agreement with the University of California San Diego to obtain a second exclusive license to make, use, sell, offer for sale, and import existing TearLab technology.  The Company is required to make royalty payments of $35,000 or 5.5% of gross sales per year, whichever is higher.  Additionally, the Company is required to pay a royalty of 30% of any sublicense fees it receives prior to receiving FDA approval and 25% of any sub-license fees it receives after FDA approval.  The Company incurred fees of $213,000, $145,000 and $99,000 under this agreement during the years ended December 31, 2012, 2011 and 2010, respectively. The Company had $122,000 and $61,000 in accrued royalties at December 31, 2012 and 2011, respectively. Future minimum royalty payments under this agreement as of December 31, 2012 are approximately as follows (in thousands):

2013	35
2014	35
2015	35
2016	35
2017	35
Thereafter	350
Total	$525

On February 23, 2009, the Company entered into an agreement for the manufacturing of its TearLab® reader and pens with a third party manufacturing company. The agreement is in effect for three years after the start of production and can be renewed for one-year. The Company has no minimum commitment. Upon termination or cancellation of the agreement, the Company is liable for inventory and materials remaining at the manufacturer’s facilities at 110% of the manufacturer’s cost. At December 31, 2012, the manufacturer maintained inventory and materials with a value of approximately $54,000, all of which had been purchased to meet manufacturing requirements of purchase orders issued by the Company.

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company.  The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $31.3 million (AUD$30.2 million) in test cards from MiniFAB from inception of the agreement through the end of 2015.  The agreement is denominated in AUD$ so the actual amounts paid in USD may vary. The agreement also has annual minimum order commitments under the Manufacturing Agreement.  The Company met the annual minimum order commitment for the year ended December 31, 2012 and had no purchase obligation under the Manufacturing Agreement as of December 31, 2012.  The Company has a commitment for 2013 of $5.7 million representing a minimum commitment to purchase 1,700,000 test cards. The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

Future minimum purchase commitments under this agreement as of December 31, 2012 are approximately as follows (in millions):

2013	$5.7
2014	9.7
2015	10.7
Total	$26.1

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

As of December 31, 2012 and 2011, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2, and no transfers to or from Level 3 of the fair value measurement hierarchy during the years ended December 31, 2012 and 2011.

At December 31, 2012, the Company has a liability for warrants to purchase 2,095,685 shares of common stock at an exercise price of $1.86 per share valued at $6,239,000 (Note 10).  All warrant liabilities are classified as Level 3 fair value measurements.

The following table provides a reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2012	$2,957
Warrant exercises	(4,014)
Change in fair value of warrant liability included in other (income) / expense	7,296
Balance of warrant liability at December 31, 2012	$6,239

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

On June 13, 2011, the Company issued 1,629,539 shares of its common stock as well as warrants (“Financing Warrants”) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations  and related accrued interest in the aggregate amount of $2,149,000 with associated costs of $41,000.  The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000 were issued, with associated costs of $703,000, of which $303,000 was related to warrants and $400,000 to common shares. Of the gross proceeds $3,549,000 were recorded as share equity and the remaining$3,451,000 was determined to be the value of the warrants issued in the finacing.  The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock).  The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016. During 2012, 1,750,469 warrants were exercised for gross proceeds of $3,256,000.

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

On September 17, 2012 the Company issued 316,779 shares of restricted stock units to its management team as settlement of an outstanding liability for previously accrued bonuses related to achievement of CLIA waiver status.  The costs basis of the shares granted was $3.72, the closing price of the Company’s stock on the date of grant, for a total value of $1,182,000.  The shares were issued in accordance with the Company’s amended 2002 Stock Incentive Plan and were fully vested on the date of grant.

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

The Company accounts for stock-based compensation under the authoritative guidance which requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The Company uses the Black Scholes Mertom model to calculate the fair value of the stock options. The weighted-average fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $2.93, $1.20, and $1.69, respectively.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's consolidated statements of operations (in thousands):

	Year ended December 31,
	2012	2011	2010
General and administrative	$528	$340	$1,051
Clinical and regulatory	375	93	202
Sales and marketing	538	57	142
Stock-based compensation expense before income taxes	$1,441	$490	$1,395

The estimated fair value of stock options for the periods presented was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2012	2011	2010
Volatility	104%	105%	112%
Weighted average Expected life of options (years)	5.74	5.36	5.55
Risk-free interest rate	0.88%	1.49%	2.12%
Dividend yield	0%	0%	0%

The Company's computation of expected volatility is based on the historical volatility of the Company's common stock over a period of time equal to the expected term of the stock options.  Due to the lack of sufficient historical data, the Company's computation of weighted average expected life was estimated using the the simplified method as prescribed by the Securities and Exchange Commission.  Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period.  The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

A summary of the options issued during the year ended December 31, 2012 and the total number of options outstanding as of that date and changes since December 31, 2009 are set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	3,356,507	3.59	8.01	$304,471
Granted	284,383	2.14
Exercised	(9,572)	2.25
Forfeited/cancelled/expired	(54,775)	5.51
Outstanding, December 31, 2010	3,576,543	$3.46	7.18	$899,010
Granted	238,278	1.56
Exercised	—	—
Forfeited/cancelled/expired	(124,167)	3.14
Outstanding, December 31, 2011	3,690,654	3.34	7.06	$269,587
Granted	720,250	3.69
Exercised	(294,384)	0.37
Forfeited/cancelled/expired	(17,178)	10.37
Outstanding, December 31, 2012	4,099,342	$3.54	7.14	$6,798,973
Vested or expected to vest, December 31, 2012	3,536,503	$3.39	6.38	$6,524,568
Exercisable, December 31, 2012	3,469,569	$3.39	6.33	$6,469,114

The aggregate intrinsic value at December 31, 2012 represents the total pre-tax intrinsic value, calculated as the difference between the Company's closing stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options that could be exercised had been exercised on such date.

Net cash proceeds from the exercise of common stock options were $110,000, $0 and $22,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  No income tax benefit was realized from stock option exercises during the years ended December 31, 2012, 2011 and 2010.  The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The total fair value of stock options vested during the years ended December 31, 2012, 2011, and 2010 was $530,000, $512,000, and $1,218,000, respectively.

As of December 31, 2012, $2,472,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.83 years.

As of December 31, 2012, the Company had 117,000 options remaining in the Stock Option Plan available for grant.

 (d)  Warrants
On February 6, 2007, the Company issued warrants to investors and a transaction advisor (“2007 Warrants”).  The 2007 Warrants were exercisable immediately into an aggregate of 131,497 shares of the Company's common stock at $46.25 per common share.  These warrants expired during the first quarter of 2012 with no warrants having been exercised.

On March 18, 2010, the Company closed a registered direct financing in which warrants (“2010 Warrants”) were issued to purchase 621,118 shares of its common stock. The exercise price of the 2010 Warrants is $4.00 per share. The 2010 Warrants expired on September 18, 2011 with no warrants having been exercised.

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

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants (“2011 Warrants”) to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000 were issued.  The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock).  The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016. The Company’s estimated the fair value of the warrants at the date of issuance using the Black Scholes option model with a 101% volatility, 5.0 years expected life and a risk-free interest rate of 1.76%. The fair value of $5,518,000 was classified as a current liability as the Company determined that these warrants do not meet the criteria for classification as equity. During 2012, 1,750,469 warrants were exercised for gross proceeds of $3,256,000.

The Company accounts for the 2011 Warrants in accordance with US GAAP guidance applicable to derivative instruments. The Company determined that the 2011 Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2011 Warrants as current liabilities at December 31, 2012.

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

The estimated fair value of the 2011 Warrants at December 31, 2012 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	84%
Expected life of Warrants (years)	3.50
Risk-free interest rate	0.45%
Dividend yield	0%

The fair value of the 2011 warrants is highly sensitive to the changes in the Company’s stock price and stock price volatility.

During the year ended December 31, 2012 certain holders of 2011 Warrants exercised 1,750,469 warrants. The Company received $3,256,000 in proceeds from these exercises.  The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $4,014,000, an increase of $2,668,000 from the previous value at December 31, 2011 of $1,346,000. The fair value was determined using the Black Scholes Merton option model with the following weighted average assumptions for volatility of 97%, 4.3 years expected life and a risk free rate of 0.85%. This increase was recorded as an expense in other income (expense) in the consolidated statement of operations and comprehensive income for the year ended December 31, 2012.  There were no similar warrant exercises for the years ended December 31, 2011 and 2010.

The Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the remaining warrants as of December 31, 2012 to be $6,239,000, an increase of $3,282,000 from the previous value at December 31, 2011.  This amount was recorded as a charge to other income (expense) in the consolidated statement of operations and comprehensive income for the year ended December 31, 2012.

On June 13, 2011, in connection with the conversion of the notes payable and accrued interest (see Note 6), the Company issued warrants with a life of five years to purchase 109,375 shares of common stock.  The exercise price of these warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The Company recorded $163,000 representing the fair value of the warrants, calculated using the Black-Scholes value model, at the date of the Financing in additional paid-in capital. The value of the warrants was accreted over the term of the Notes until their conversion in June 2011. During the year ended December 31, 2012 certain holders of these warrants exercised 22,500 warrants, with $6,000 in proceeds received from these exercised warrants.  As the estimated fair value of these warrants had been previously accreted over the term on the related Notes, no further accounting of these warrants is required.  There were no similar warrant exercises for the years ended December 31, 2011 and 2010.

The following table provides activity for the Warrants issued and outstanding during the three years ended December 31, 2012 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2010	753	$11.38
Granted	3,955	1.85
Expired	(621)	4.00
Outstanding, December 31, 2011	4,087	3.28
Exercised	(1,773)	1.86
Expired	(131)	46.25
Outstanding, December 31, 2012	2,183	$1.85

11.  CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital and non-current asset balances related to operations consists of the following (in thousands):

	Years ended December 31,
	2012	2011	2010
Accounts receivable	$(557)	$(5)	$(163)
Due from related parties	(11)	126	(130)
Inventory	(965)	(343)	(359)
Prepaid expenses	(197)	132	16
Other current assets	(25)	(20)	17
Other non-current assets	(27)	—	100
Accounts payable	849	(135)	(95)
Accrued liabilities	146	374	347
Deferred revenue	—	(128)	(23)
Due to stockholders	—	—	(10)
	$(787)	$1	$(300)

The following table lists the non-cash transactions and additional cash flow information (in thousands):

	Years ended December 31,
	2012	2011	2010
Warrant issued in registered direct financing	—	3,012	737
Common stock issued in consideration of management bonuses	1,182	—	—
Common stock issued in consideration of notes payable and accrued interest conversion	—	2,107	—
Common stock issued to Marchant Securities for services provided in the PIPE and bridge loan transactions.	—	—	155

There were no interest or income taxes paid for the years ended December 31, 2012, 2011 & 2010.

Employee Retirement Plan

The Company has a 401(k) retirement plan under which all full-time employees may contribute up to 100% of their annual salary, within IRS limits. The Company has not made any contributions to these retirement plan in the years ended December 31, 2012, 2011 and 2010.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of results for the periods presented (in thousands, except per share data):

	Fiscal 2012 Quarter Ended ($ 000’s)
	March 31	June 30	September 30	December 31
Revenue (i)	$422	$716	$1,211	$1,610
Gross profit (i)	91	375	519	680
Loss from operations (i)	(2,503)	(2,533)	(3,673)	(3,324)
Net loss (i)	$(9,099)	$(1,974)	$(4,587)	$(3,652)
Weighted average number of shares outstanding basic (i)	20,673	24,919	27,703	28,607
Net loss per common share basic (i)	$(0.44)	$(0.08)	$(0.17)	$(0.13)
Weighted average number of shares outstanding diluted	20,673	26,042	27,703	28,607
Net loss per common share diluted (i)	$(0.44)	$(0.10)	$(0.17)	$(0.13)

	Fiscal 2011 Quarter Ended ($ 000’s)
	March 31	June 30	September 30	December 31
Revenue (i)	$824	$468	$333	$499
Gross profit (i)	412	192	(196)	90
Loss from operations (i)	(1,488)	(1,712)	(2,137)	(2,721)
Net loss (i)	$(1,667)	$(4,806)	$1,137	$(3,472)
Weighted average number of shares outstanding basic and diluted (i)	14,775	15,282	20,778	20,415
Net loss per common share basic and diluted (i)	$(0.11)	$(0.31)	$0.05	$(0.17)

(i)
Net loss per share basic and diluted are computed independently for the quarters presented.  Therefore, the sum of the quarterly per share information may not be equal to the annual per share information. Also totals may not add to the financials statements due to rounding.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at December 31, 2012 our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

PART IV

ITEM 15.           Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of the report:

(1)           Financial Statements included in PART II of this report:

 (2)           Financial Statement Schedules:

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Provision	Write-off and recoveries	Balance at end of period
(in thousands)
Fiscal 2010
Bad debt reserves	$7	$39	$(33)	$13
Product warranties	9	55	(13)	51
Fiscal 2011
Bad debt reserves	13	32	(3)	42
Product warranties	51	56	(71)	36
Fiscal 2012
Bad debt reserves	42	10	(16)	36
Product warranties	$36	$196	$(125)	$107

 (3) List of exhibits required by Item 601 of Regulation S-K.  See part (b) below.

(b)           Exhibits: The following exhibits are filed as a part of this report:

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

Exhibit Number	Exhibit Description	Incorporated by Reference

2.1	Form of Plan of Reorganization.	Exhibit 2.1 to the Registrant's Registration Statement on Form S-1/A No. 4, filed with the Commission on December 6, 2004 (file no. 333-118024)
3.1	Restated Certificate of Incorporation of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

Exhibit Number	Exhibit Description	Incorporated by Reference

3.2	Amended and Restated By-Laws of the Registrant as currently in effect.	Exhibit 3.4 to the Registrant's Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)
3.3	Certificate of Amendment of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 7, 2008.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)
3.4	Certificate of Amendment of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on October 1, 2008.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 1, 2008 (file no. 000-51030)
3.5	Certificate of Amendment of OccuLogix, Inc., filed with the Secretary of State of the State of Delaware on May 18, 2010.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)
4.1	Form of Common Stock Purchase Warrant Agreement	Exhibit A to the Registrant's free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)
4.2	Form of Common Stock Purchase Warrant Agreement	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.1	License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.
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

Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on August 25, 2011 (file no. 000-51030)
14.1	Code of Conduct of the Registrant
14.2	Complaint and Reporting Procedures of the Registrant.	Exhibit 14.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2005 (file no. 000-51030)
21.1	Subsidiaries of Registrant.	Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on July 28, 2011 (file no. 333-175861)
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Entension Calculation

Exhibit Number	Exhibit Description	Incorporated by Reference

101.DEF*	XBRL Taxonomy Entension Definition
101.LAB*	XBRL Taxonomy Entension Labels
101.PRE*	XBRL Taxonomy Entension Presentation

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

Dated: March 25, 2013	TearLab Corp.

	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2013	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer and Chairman of Board of Directors

Dated: March 25, 2013	By:	/s/ William G. Dumencu
William G. Dumencu
Chief Financial Officer and Treasurer

Dated: March 25, 2013	By:	/s/ Anthony Altig
Anthony Altig
Director

Dated: March 25, 2013	By:	/s/ Thomas N. Davidson, Jr.
Thomas N. Davidson, Jr.
Director

Dated: March 25, 2013	By:	/s/ Adrienne L. Graves
Adrienne L. Graves
Director

Dated: March 25, 2013	By:	/s/ Richard L. Lindstrom, M.D.
Richard L. Lindstrom, M.D.
Director

Dated: March 25, 2013	By:	/s/ Donald Rindell
Donald Rindell
Director

Dated: March 25, 2013	By:	/s/ Paul Karpecki
Paul Karpecki
Director

Dated: March 25, 2013	By:	/s/ Brock Wright
Brock Wright
Director