Form 10-Q
period 2013-03-31
TearLab Corp
filed 2013-05-15
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                                March 31, 2013

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,971,672 as of May 5, 2013.

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

TearLab Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
 ($ 000’s)
	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$12,264	$15,437
Accounts receivable, net	1,766	889
Inventory	1,967	1,863
Prepaid expenses and other current assets	435	447
Total current assets	16,432	18,636

Fixed assets, net	997	630
Patents and trademarks, net	129	136
Intangible assets, net	4,406	4,709
Other non-current assets	27	28
Total assets	$21,991	$24,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,804	$1,067
Accrued liabilities	1,971	1,989
Obligations under warrants	11,617	6,239
Total current liabilities	15,392	9,295

Stockholders’ equity
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 65,000,000 authorized, 28,765,140 and 28,741,653 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	29	29
Additional paid-in capital	421,991	421,662
Accumulated deficit	(415,421)	(406,847)
Total stockholders’ equity	6,599	14,844
Total liabilities and stockholders’ equity	$21,991	$24,139

See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(expressed in U.S. dollars except number of shares)
(Unaudited)
($ 000’s except number of shares and income (loss) per share)
	Three months ended March 31,
	2013	2012

Revenue	$2,475	$422
Cost of goods sold (excluding amortization of intangible assets)	1,416	331
Gross profit	1,059	91
Operating expenses
General and administrative	1,448	951
Clinical, regulatory and research & development	208	527
Sales and marketing	2,262	812
Amortization of intangible assets	303	304
Total operating expenses	4,221	2,594
Loss from operations	(3,162)	(2,503)
Other income (expense)
Interest income	6	2
Changes in fair value of warrant obligations	(5,404)	(6,569)
Other, net	(14)	(29)
Total other (expense)	(5,412)	(6,596)
Net loss and comprehensive loss	$(8,574)	$(9,099)
Weighted average shares outstanding - basic and diluted	28,756,475	20,672,500
Net income (loss) per share – basic and diluted	$(0.30)	$(0.44)
See accompanying notes to interim consolidated financial statements

TearLab Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)
($ 000’s)
	Three months ended March 31,
	2013	2012

OPERATING ACTIVITIES
Net loss for the period	$(8,574)	$(9,099)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	280	506
Depreciation of fixed assets	66	22
Amortization of patents and trademarks	7	7
Amortization of intangible assets	303	304
Changes in fair value of warrant obligations	5,404	6,569
Net change in non-cash working capital balances related to operations	(250)	217
Cash used in operating activities	(2,764)	(1,474)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(433)	(80)
Cash used in investing activities	(433)	(80)

FINANCING ACTIVITIES
Proceeds from warrants exercised	13	2,559
Proceeds from the exercise of options	11	33
Cash provided by financing activities	24	2,592

Net (decrease) increase in cash and cash equivalents during the period	(3,173)	1,038
Cash, beginning of period	15,437	2,807
Cash, end of period	$12,264	$3,845

See accompanying notes to interim consolidated financial statements

TearLab Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation.

The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $8.6 million for the three months ended March 31, 2013 and $19.3 million and $8.8 million for the years ended December 31, 2012 and 2011, respectively. The Company's working capital surplus at March 31, 2013 is $1.0 million. Based on the Company’s annual operating plan approved by the Board of Directors, management believes the Company’s existing cash and cash equivalents of $12.3 million at March 31, 2013 combined with anticipated cash flows provided by sales of its products in 2013 will be sufficient to fund its cash requirements through at least March 31, 2014.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2012. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to the impairment of long-lived and intangible assets, the fair value of stock options and warrants, and inventory reserves.

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

TearLab Corp.
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

Although the Company typically has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The reserve of $89,000 and $71,000 as of March 31, 2013 and December 31, 2012, respectively, reduces revenue and is included in accrued liabilities.

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions which occurred in 2007, 2010 and 2011. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under Accounting Standards Codification (ASC) 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.  Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations and comprehensive loss. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model, based on the market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. There is a degree of subjectivity involved when using option pricing models to estimate warrant liability and the assumptions used in the Black-Scholes option-pricing model are judgmental.

Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted the FASB's requirements for presentation of reclassifications out of accumulated other comprehensive income (AOCI). The guidance requires companies to report, in one place, information about reclassifications out of AOCI and to present reclassifications by component when reporting changes in AOCI balances. The adoption of this authoritative guidance did not have an impact on the Company's financial position or results of operations.

3.  BALANCE SHEET DETAILS

Accounts receivable
(in thousands)	March 31, 2013	December 31, 2012
Trade receivables	$1,796	$909
Due from related parties	3	15
Allowance for doubtful accounts	(59)	(36)
Other receivables	26	1
	$1,766	$889

TearLab Corp.
Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

(in thousands)	March 31, 2013	December 31, 2012
Finished goods	$1,967	$1,863
Inventory reserves	—	—
	$1,967	$1,863

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories.  In addition, the Company assesses the impact of changing technology and market conditions.  The Company has entered into a long term purchase commitment to buy the test cards from MiniFAB (Note 11). The purchase commitment contains required minimum annual purchases. As part of its analysis of excess or obsolete inventories, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve needed. The usage of the minimum purchase commitments is predicated upon significant increases in revenues from TearLab products as compared to 2012 and prior years.

Prepaid Expenses

(in thousands)
	March 31, 2013	December 31, 2012
Prepaid trade shows	$132	$159
Prepaid insurance	93	131
Prepaid regulatory fees	58	9
Other fees and services	87	88
Other current assets	65	60
	$435	$447

Fixed Assets

(in thousands)	March 31, 2013	December 31, 2012
Furniture and office equipment	$115	$115
Computer equipment and software	230	203
Capitalized TearLab equipment	972	582
Medical equipment	389	373
	1,706	1,273
Less accumulated depreciation	(709)	(643)
	$997	$630

Depreciation expense was $66,000 and $22,000 during the three months ended March 31, 2013 and 2012,  respectively.

Patents and trademarks

(in thousands)	March 31, 2013	December 31, 2012
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(139)	(132)
	$129	$136

TearLab Corp.
Amortization expense of patents and trademarks was $7,000 and $7,000 during the three months ended March 31, 2013 and 2012, respectively.

Accrued liabilities
(in thousands)
	March 31, 2013	December 31, 2012
Due to professionals	$306	$258
Due to employees and directors	791	1,052
Goods received but not yet invoiced	223	17
Other	651	662
	$1,971	$1,989

4.   INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. Amortization expense for the three months ended March 31, 2013 and 2012 was $303,000, $304,000 respectively.

Intangible assets subject to amortization consist of the following:

	March 31, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$7,766	$12,172	$7,463

The estimated amortization expense for the intangible assets for the remainder of 2013 and each of the remaining three years is as follows:
Amortization of intangible assets ($ 000’s)
Remainder of 2013	$911
2014	1,215
2015	1,215
2016	1,065
$4,406

5.  RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision Inc., pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. Sales to this distributor for the three months ended March 31, 2013 and 2012 were $0 and $16,000, respectively, and the outstanding accounts receivable balances due at March 31, 2013 and December 31, 2012 were $0 and $15,000, respectively.  The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision.

TearLab Corp.
6.         FAIR VALUE MEASUREMENTS

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2013.

At March 31, 2013, the Company has a liability for warrants to purchase 2,090,190 shares of common stock at an exercise price of $1.86 per share valued at $11,617,000 (Note 7).  The warrant liability is classified as a Level 3 fair value measurement.

The following table provides a reconciliation for the warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2013	$6,239
Warrant exercises	(26)
Change in fair value of warrant liability included in other (income) / expense	5,404
Balance of warrant liability at March 31, 2013	$11,617

7.    STOCKHOLDERS’ EQUITY

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

TearLab Corp.
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

The Company accounts for stock-based compensation under the authoritative guidance which requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  The amount of expense recognized during the period is affected by subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2013	2012
General and administrative	$32	$77
Clinical, regulatory and research and development	2	209
Sales and marketing	246	220
Stock-based compensation expense before income taxes	$280	$506

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

The Company accounts for the 2011 Warrants in accordance with applicable guidance to derivatives. The Company determined that the 2011 Warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the 2011 Warrants as current liabilities at March 31, 2013.

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the shares of common stock and warrants issued based on their relative fair values. This resulted in an allocation of $3,012,000 of proceeds to warrant liability.  Since under the derivative guidance the Company is required to record the derivatives at fair value, the Company therefore estimated the fair value of the warrants on the issuance date to be $5,518,000, and recorded the increase to the warrant liability of $2,506,000 as a charge to other expense in its condensed consolidated statements of operations and comprehensive loss as of June 30, 2011.  Transaction costs associated with the issuance of the warrants of $303,000 were immediately expensed and included as warrant issuance costs in the Company’s condensed consolidated statements of operations and comprehensive loss.

The estimated fair value of the 2011 Warrants at March 31, 2013 was determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	85%
Expected life of Warrants (years)	3.25
Risk-free interest rate	0.41%
Dividend yield	0%

The fair value of the 2011 warrants is highly sensitive to the changes in the Company’s stock price and stock price volatility.

During the three months ended March 31, 2013 certain holders of 2011 Warrants exercised 5,495 warrants. The Company received $10,000 in proceeds from these exercises during the three month period ended March 31, 2013. The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $26,000, an increase of $9,000 from the previous value at December 31, 2012.  This increase was recorded as an expense in other income (expense) in the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2013.  There were no similar warrant exercises for the three months ended March 31, 2012.

The Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the remaining warrants as of March 31, 2013 to be $11,617,000, an increase of $5,395,000 from the previous value at December 31, 2012.  This amount was recorded as a charge to other income (expense) in the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2013.

TearLab Corp.
On June 13, 2011, in connection with the conversion of the notes payable and accrued interest, the Company issued warrants with a life of five years to purchase 109,375 shares of common stock.  The exercise price of these warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009.  The Company recorded $163,000 representing the fair value of the warrants, calculated using the Black-Scholes value model, at the date of the Financing in additional paid-in capital. The value of the warrants was accreted over the term of the Notes until their conversion in June 2011. During the year ended December 31, 2012 certain holders of these warrants exercised 22,500 warrants, with $6,000 in proceeds received from these exercised warrants.   During the three months ended March 31, 2013, certain holders of these warrants exercised 1,563 warrants, with $3,000 in proceeds received from these exercised warrants. As the estimated fair value of these warrants had been previously accreted over the term on the related Notes, no further accounting of these warrants is required.

The following table provides activity for the Warrants outstanding through March 31, 2013 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2012	2,183	$1.85
Exercised	(7)	1.80
Expired	—	—
Outstanding, March 31, 2013	2,176	$1.85

8.   COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2013 and 2012, comprehensive income (loss) was equal to net income (loss) for each period.

9.   NET INCOME (LOSS) PER SHARE

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

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive (in thousands):
	Three Months Ended March 31,
	2013	2012
Stock options	4,563	3,732
Warrants	2,176	2,579

Total	6,739	6,311

TearLab Corp.
10.    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital balances related to operations consists of the following:

	Three months ended March 31, ($ 000’s)
	2013	2012
Accounts receivable, net	$(877)	$30
Inventory	(104)	(329)
Prepaid expenses and other assets	12	(114)
Accounts payable	737	321
Accrued liabilities	(18)	309
Deferred revenue	—	—
	$(250)	$217

The following table lists those items that have been excluded from the condensed consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:
	Three months ended March 31, ($ 000’s)
	2013	2012
Non-cash financing activities
Exercise of warrant accounted for in warrant liabilities	26	2,849

11.    COMMITMENTS AND CONTINGENCIES

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company.  The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $26.2 million (AUD$25.1 million) in test cards from MiniFAB for the years from 2013 through the end of 2015.  The Company is also subject to annual minimum order commitments under the Manufacturing Agreement.  The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

The Company has evaluated its 2013 outstanding purchase commitment with MiniFab to determine the potential amount of liability the Company may be obligated to pay if it doesn’t meet its annual order commitment. Having reviewed the submitted orders for test cards to MiniFAB for the three months ended March 31, 2013, if the Company does not: 1) order the sufficient additional test cards to meet the 2013 minimum order commitment under the agreement or 2) seek to modify the existing minimum order quantity with MiniFab, the Company will be subject to liquidated damages estimated at $4.4 million (AUD $4.2 million).

The Company has received correspondence from the Canada Revenue Agency (“CRA”) indicating that as a result of adjustments to Canadian taxable losses as part of CRA review programs a liability of $0.7 million existed. The Company has been in contact with the CRA to determine the basis for their assessment and to take the necessary steps to provide the necessary evidence to support the tax returns as filed. As the Company can make no absolute assurance that a tax payment will not be required, the Company believes the likelihood of owing the tax is not probable and therefore, has not provided for the tax liability as of March 31, 2013.

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

TearLab Corp.
Our success is highly dependent on our ability to increase sales of our testing platform in Europe and other countries recognizing the CE mark, in Canada where we have a Medical Device License and with our receipt of the CLIA waiver early in 2012 which will enable us to begin full commercialization efforts in the United States.  Meeting these objectives requires that we have sufficient capital to fund our operations.  While our cash of $12.3 million as of March 31, 2013 may be insufficient to fund our planned operations and our ability to generate increased revenues is uncertain, management believes that we have sufficient cash to fund our operations at current levels for at least the next 12 months.  In spite of having adequate funding at this time we continue to evaluate various financing possibilities. If our revenues do not increase sufficiently to meet operational needs, we would be required to raise additional capital to fund our operations.

Recent Developments

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended March 31, (in thousands)
	2013 $	2012 $	Change $

TearLab revenue	2,475	422	2,053
T
TearLab – cost of sales	1,416	331	1,085

TearLab gross profit	1,059	91	968

Gross profit percentage	43%	22%	47%

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

TearLab revenue increased by $2,053,000 or 486% for the three months ended March 31, 2013 as compared to the prior year quarter due to a higher level of TearLab test card sales volume, as the Company continues to transition its domestic customers to its annual test card commitment programs or its high volume large multi doctor practice programs .

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs.  Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended March 31, 2013 increased by $1,085,000 or 328% compared to the prior year quarter due to increased volumes of TearLab test cards in the overall sales product mix, as the Company has started to transition its domestic customers to its annual test card commitment programs and because the three months ended March 31, 2012 included an inventory provision of $62,000 relating to excess TearLab test cards while no such provision was recorded in the three months ended March 31, 2013.

TearLab Corp.
TearLab Gross Margin

TearLab gross margin for the three months ended March 31, 2013 increased by $968,000 or 1,064% compared to the prior year fiscal period due to a higher level of TearLab test card sales volume in the overall sales product mix, as the Company has started to transition its domestic customers to its annual test card commitment programs, as well as a $62,000 one-time charge for inventory reserve related to excess TearLab test card inventory in the prior year that was not duplicated in the current period.

Operating Expenses

	Three months ended March 31 (in thousands)
	2013 $	2012 $	Change $
Amortization of intangible assets	303	304	(1)
General and administrative	1,448	951	497
Clinical, regulatory and research and development	208	527	(319)
Sales and marketing	2,262	812	1,450

Operating expenses	4,221	2,594	1,627

General and Administrative Expenses

For the three months ended March 31, 2013, general and administrative increased by $497,000 or 52% due primarily to higher employee compensation expense of $296,000 related to greater focus on servicing customers, higher professional services of $178,000 related costs of being a public company  and higher related administrative expenses of $32,000.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses decreased by $319,000 or 61% during the three months ended March 31, 2013, as compared with the corresponding prior year period.  The decrease was due to $207,000 lower non-cash stock based compensation expense and reduced product development $54,000, clinical trials $42,000 and professional services $33,000 reflecting a greater focus on supporting customer support and marketing efforts, offset by a $18,000 increase in research and development expenses.

Sales and Marketing Expense

Sales and marketing expenses increased by $1,450,000 or 178% during the three months ended March 31, 2013, as compared with the comparable period in fiscal 2012 due to higher employee compensation expense of $812,000 as a result of increased headcount, higher marketing and advertising costs of $317,000 and travel costs of $175,000 to support our commercialization activities, as well as increased administrative expenses of $58,000, professional services of $48,000  non-cash stock based compensation expenses of $26,000 and increased bad debt expense of $15,000 consistent with the increase in commercial activities in the first three months of 2013.

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

Amortization of Intangible Assets

Amortization expense of intangible assets for the three months ended March 31, 2013, as compared to the prior year fiscal periods was unchanged, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

Other Income (Expense)

	Three Months Ended March 31, (in thousands)
	2013 $	2012 $	Change $

Interest income	6	2	4
Changes in fair value of warrant obligations	(5,404)	(6,569)	1,165
Other, net	(14)	(29)	15

	(5,412)	(6,596)	1,184

Interest Income

Interest income for the three months ended March 31, 2013 increased by $4,000, as compared to the prior year fiscal periods as a result of higher bank balances in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  Interest income consists of interest earned as a result of the Company’s cash position at the end of each corresponding fiscal period.

Changes in Fair Value of Warrants Obligations

The Company recorded expenses related to changes in the fair value of warrant obligations of $5,404,000 and $6,569,000 for the period ended March 31, 2013 and 2012, respectively.

At the beginning of the three month period ended March 31, 2013, the Company had a total of 2,182,561 warrants subject to fair value re-measurement each quarter. During the first quarter of 2013 certain holders of warrants exercised 5,495 warrants.  The Company is required to record the outstanding warrants at fair value at the time of exercise, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the exercised warrants during the first quarter 2013 to be $26,000, an increase of $9,000 from the previous value at December 31, 2012.  This increase was recorded as a charge to other expense in the consolidated statement of operations for the three months ended March 31, 2013.

In addition, the Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.  The Company, therefore, estimated the fair value of the remaining warrants as of March 31, 2013 to be $11,617,000, an increase of $5,395,000 from the previous value at December 31, 2012;. These amounts were recorded as a charge to other income (expense) in the consolidated statement of operations for the three months ended March 31, 2013, the primary driver of this change being a change in Black-Scholes valuation inputs for our increased stock price.

TearLab Corp.
Other

Other income for the three months ended March 31, 2013 and 2012 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources
(in thousands)
	March 31,	December 31,
	2013	2012	Change

Cash and cash equivalents	$12,264	$15,437	$(3,173)
Percentage of total assets	56%	64%

Working capital	$1,040	$9,341	$(8,301)

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
•
our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the US dollar and Australian dollar may be material. In the 12 months ended March 31, 2013, the exchange rate incurred to purchase Australian dollars to pay our Australian supplier fluctuated from $0.98 USD to $1.07 USD per $1.00 AUD.

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

Changes in Cash Flows

	Three months ended March 31, (in thousands)
	2013	2012	Change
Cash used in operating activities	$(2,764)	$(1,474)	$(1,290)
Cash used in investing activities	(433)	(80)	(353)
Cash provided by financing activities	24	2,592	(2,568)

Net (decrease) increase in cash and cash equivalents during the period	$(3,173)	$1,038	$(4,211)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the three months ended March 31, 2013 was $2,764,000.  Net loss during the three month period was $8,574,000. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation and changes in the fair value of warrant obligations in the aggregate total of $6,061,000.

The net change in working capital balances related to operations for the three months ended March 31, 2013 and 2012 consists of the following:

Cash provided (used)	Three months ended March 31, (in thousands)
	2013	2012
Amounts receivable, net	$(877)	$30
Inventory	(104)	(329)
Prepaid expenses and other assets	12	(114)
Accounts payable	737	321
Accrued liabilities	(18)	309
	$(250)	$217

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 and 2012 was $433,000 and $80,000, respectively, to acquire fixed assets, primarily related to the Company’s annual test card commitment programs or its high volume large multi doctor practice programs.

TearLab Corp.
Cash Provided by Financing Activities

During the three months ended March 31, 2013, the Company issued 7,058 shares of common stock as a result of the exercise of an equal number of warrants for gross proceeds of $13,000. In addition, 16,429 shares of common stock were issued as a result of the exercise of options for gross proceeds of $11,000.

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

There were no significant changes during the three months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2013 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the three months ended March 31, 2013 included in Item 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in Euros and pounds sterling, while a minor portion of our expenses are in Canadian dollars, Australian dollars and Pounds sterling.  Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, Euro or Pound sterling against the U.S. dollar.  Any strengthening of the Canadian dollar, Australian dollar, Euro or Pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations.  We maintain bank accounts in Canadian dollars, Australian dollars, Euros and Pound sterling to meet short term operating requirements.  Based on the balances in the Canadian dollar, Australian dollar, Euro and Pound sterling denominated bank accounts at March 31, 2013, hypothetical increases of $0.01 in the value of the Canadian dollar, the Australian dollar, the Euro and the Pound sterling in relation to the U.S. dollar would not have a material impact on our results of our operations.  We do not engage in any hedging or other transactions intended to manage these risks.  In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

TearLab Corp.
Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk.  We believe this will minimize our market risk.  We do not use interest rate derivative transactions to manage our interest rate risk.  We reduce our exposure to interest rate risk by investing in savings or money market accounts.  Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income.  A reduction of interest rate by 100 basis points over the 12 months ended March 31, 2013 would reduce interest income by $34,000.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at March 31, 2013 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.
During the first quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust.) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us.  The Manufacturing Agreement specifies minimum order quantities that will require us to purchase approximately USD $26.2 million (AUD$25.1 million) in test cards from MiniFAB for the years 2013 through the end of 2015.  Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met.  The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

TearLab Corp.
The usage of test cards purchased under the minimum purchase commitment with MiniFAB is predicated upon significant increases in revenue from the TearLab products as compared to the year ended March 31, 2013 and prior periods. If we are not able to commercialize the TearLab® Osmolarity System sufficiently to sell the minimum order quantities required by the MiniFab Agreement, we will be required to purchase test cards that we may be unable to use and that may become obsolete, which would have a potentially adverse effect on our financial position, results of operations and cash flows.

Our limited working capital and history of losses have resulted in doubts as to whether we will be able to continue as a going concern.

In the years ended December 31, 2012 and the three months ended March 31, 2013, we have prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have incurred losses in each year since our inception. Our net working capital balance at March 31, 2013 was $1.0 million, which represents an $8.3 million decrease in the balance from our working capital balance of $9.3 million at December 31, 2012.

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

 We have incurred losses in each year since our inception.  As of March 31, 2013, we had an accumulated deficit of $415.4 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will successfully commercialize the TearLab Osmolarity System in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We have outstanding liabilities, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of March 31, 2013, our total liabilities were approximately $15.4 million.   Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of liability presents the following risks:

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

 If we are at any time unable to generate sufficient cash flow to service our liabilities when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the liabilities, seek to refinance all or a portion of the liabilities or obtain financing.  There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

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

TearLab Corp.

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

TearLab Corp.

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

TearLab Corp.

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

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO’s Certification of periodic financial reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification of periodic financial reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TearLab Corp.
(Registrant)

Date:	May 15, 2013	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer