Form 10-Q
period 2013-06-30
TearLab Corp
filed 2013-08-13
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          June 30, 2013

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-51030

TearLab Corporation

(Exact name of registrant as

specified in its charter)

Delaware	59 343 4771

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9980 Huennekens Street, Suite 100, San Diego, CA 92121

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,888,816 as of August 5, 2013.

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

●     Our anticipated expansion of United States and international sales and operations;

●     Our ability to obtain and protect our intellectual property and proprietary rights;

●     The results of our clinical trials;

●     Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;

●     Our anticipated sales to customers in the United;

●     Our ability to obtain reimbursement for patient testing with the TearLab® System;

●     Our efforts to assist our customers in obtaining their CLIA waiver certifications or providing them with support from certified professionals;

●     The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations; and

●     Use of cash, cash needs and ability to raise capital.

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

TearLab Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars)

($ 000’s)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$7,232	$15,437
Accounts receivable, net	3,052	889
Inventory	1,407	1,863
Prepaid expenses and other current assets	617	447
Total current assets	12,308	18,636

Fixed assets, net	1,994	630
Patents and trademarks, net	122	136
Intangible assets, net	4,103	4,709
Other non-current assets	30	28
Total assets	$18,557	$24,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$952	$1,067
Accrued liabilities	2,657	1,989
Obligations under warrants	7,973	6,239
Total current liabilities	11,582	9,295

Stockholders’ equity
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 65,000,000 authorized, 29,875,778 and 28,741,653 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	30	29
Additional paid-in capital	434,390	421,662
Accumulated deficit	(427,445)	(406,847)
Total stockholders’ equity	6,975	14,844
Total liabilities and stockholders’ equity	$18,557	$24,139

See accompanying notes to interim condensed consolidated financial statements

TearLab Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in U.S. dollars except number of shares)

(Unaudited)

($ 000’s except number of shares and loss per share)

	Three months ended June 30,
	2013	2012

Revenue	$3,525	$716
Cost of goods sold (excluding amortization of intangible assets)	2,130	341
Gross profit	1,395	375
Operating expenses
General and administrative	2,616	1,275
Clinical, regulatory and research & development	221	369
Sales and marketing	3,534	960
Amortization of intangible assets	303	304
Total operating expenses	6,674	2,908
Loss from operations	(5,279)	(2,533)
Other income (expense)
Interest income	5	6
Changes in fair value of warrant obligations	(6,734)	532
Other, net	(17)	21
Total other income (expense)	(6,746)	559
Net loss and comprehensive loss	$(12,025)	$(1,974)
Weighted average shares outstanding - basic	29,177,815	24,919,152
Net loss per share – basic	$(0.41)	$(0.08)
Weighted average shares outstanding - diluted	29,177,815	26,041,705
Net loss per share – diluted	$(0.41)	$(0.10)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in U.S. dollars except number of shares)

(Unaudited)

($ 000’s except number of shares and loss per share)

	Six months ended June 30,
	2013	2012

Revenue	$6,000	$1,139
Cost of goods sold (excluding amortization of intangible assets)	3,545	672
Gross profit	2,455	467
Operating expenses
General and administrative	4,064	2,226
Clinical, regulatory and research & development	430	896
Sales and marketing	5,795	1,772
Amortization of intangible assets	606	607
Total operating expenses	10,895	5,501
Loss from operations	(8,440)	(5,034)
Other income expense
Interest income	10	8
Changes in fair value of warrant obligations	(12,138)	(6,037)
Other, net	(30)	(9)
Total other income (expense)	(12,158)	(6,038)
Net loss and comprehensive loss	$(20,598)	$(11,072)
Weighted average shares outstanding - basic	28,968,309	22,795,826
Net loss per share – basic	$(0.71)	$(0.49)
Weighted average shares outstanding - diluted	28,968,309	22,795,826
Net loss per share – diluted	$(0.71)	$(0.49)

See accompanying notes to interim condensed consolidated financial statements

 TearLab Corp.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

(Unaudited)

($ 000’s)

	Six months ended June 30,
	2013	2012

OPERATING ACTIVITIES
Net loss for the period	$(20,598)	$(11,072)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	1,759	888
Depreciation of fixed assets	182	52
Amortization of patents and trademarks	14	14
Amortization of intangible assets	606	607
Changes in fair value of warrant obligations	12,138	6,037
Net change in non-cash working capital balances related to operations	(1,327)	(196)
Cash used in operating activities	(7,226)	(3,670)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(1,546)	(219)
Cash used in investing activities	(1,546)	(219)

FINANCING ACTIVITIES
Proceeds from issuance of shares in an underwritten public offering	—	12,420
Proceeds from warrants exercised	386	3,262
Proceeds from the exercise of options	181	33
Costs of issuance of shares and warrants in an underwritten public offering	—	(1,193)
Cash provided by financing activities	567	14,522

Net (decrease) increase in cash and cash equivalents during the period	(8,205)	10,633
Cash, beginning of period	15,437	2,807
Cash, end of period	$7,232	$13,440

See accompanying notes to interim condensed consolidated financial statements

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

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $20.6 million for the six months ended June 30, 2013 and $19.3 million and $8.8 million for the years ended December 31, 2012 and 2011, respectively. The Company's working capital surplus at June 30, 2013 is $0.7 million. Based on the Company’s annual operating plan approved by the Board of Directors, management believes the Company’s existing cash and cash equivalents of $7.2 million at June 30, 2013 combined with estimated net proceeds of $37.5 million raised in an underwritten public offering on July 30, 2013 and anticipated cash flows provided by sales of its products in 2013 will be sufficient to fund its cash requirements through at least June 30, 2014.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim condensed consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2012. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to revenue and inventory reserves, impairment of long-lived and intangible assets, and the fair value of stock options and warrants.

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

The Company enters into contracts where revenue is derived from multiple deliverables containing a mix of products, which generally includes either the sale or the right to use a TearLab Osmolarity System and sales of a fixed number of test cards. The Company either sells readers and test cards as a combined unit with no future commitments on behalf of the client or allows the customer to use the readers with a commitment to fulfill a minimum purchase obligation, typically over a three year period. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a TearLab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2013 and 2012 do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

The TearLab® Osmolarity System for Dry Eye Disease (“DED”) consists of hardware and related disposable test cards. In 2012 and 2013, the Company’s revenues have been derived primarily from programs where customers are given the use of a TearLab Osmolarity System in exchange for various programs to purchase test cards. The Company’s sales are currently to countries in North America, Europe, and Asia, and are generally transacted through distributors. The Company records revenue when all of its obligations are completed which is generally upon shipment of the Company’s products.

Although the Company typically has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. We reserve for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve of $180,000 and $71,000 as of June 30, 2013 and December 31, 2012, respectively, has reduced revenue and is included in accounts receivable.

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions which occurred in 2011. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under Accounting Standards Codification (ASC) 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.  Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations and comprehensive loss. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model, based on the market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. There is a degree of subjectivity involved when using option pricing models to estimate warrant liability and the assumptions used in the Black-Scholes option-pricing model are judgmental.

TearLab Corp.

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

3.      BALANCE SHEET DETAILS

Accounts receivable

(in thousands)	June 30, 2013	December 31, 2012
Trade receivables	$3,190	$910
Due from related parties	-	15
Allowance for doubtful accounts	(138)	(36)

	$3,052	$889

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

(in thousands)	June 30, 2013	December 31, 2012
Finished goods	$1,407	$1,863
Inventory reserves	—	—
	$1,407	$1,863

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long term purchase commitment to purchase the test cards from a third-party supplier (Note 11). The purchase commitment contains required minimum annual purchases. As part of its analysis of excess or obsolete inventories, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve needed. The usage of the minimum purchase commitments is predicated upon significant increases in market demand for TearLab products as compared to 2012 and prior years.

Prepaid Expenses

(in thousands)	June 30, 2013	December 31, 2012
Prepaid trade shows	$106	$159
Prepaid insurance	113	131
Prepaid regulatory fees	53	9
Other fees and services	254	88
Other current assets	91	60
	$617	$447

 TearLab Corp.

Fixed Assets

(in thousands)	June 30, 2013	December 31, 2012
Furniture and office equipment	$251	$115
Computer equipment and software	272	203
Capitalized TearLab equipment	1,905	582
Medical equipment	391	373
	2,819	1,273
Less accumulated depreciation	(825)	(643)
	$1,994	$630

Depreciation expense was $182,000 and $52,000 during the six months ended June 30, 2013 and 2012, respectively, and $116,000 and $30,000 during the three months ended June 30, 2013 and 2012, respectively.

Patents and trademarks

(in thousands)	June 30, 2013	December 31, 2012
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(146)	(132)
	$122	$136

Amortization expense of patents and trademarks was $14,000 and $14,000 during the six months ended June 30, 2013 and 2012, respectively, and $7,000 and $7,000 during the three months ended June 30, 2013 and 2012, respectively.

Accrued liabilities

(in thousands)	June 30, 2013	December 31, 2012
Due to professionalsa	$312	$258
Due to employees and directors	1,146	1,052
Goods received but not yet invoiced	121	17
State sales and use tax liabilities	330	99
Product warranties	104	108
Other	644	455
	$2,657	$1,989

4.      INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. Amortization expense for the three months and six months ended June 30, 2013 and 2012 was $303,000, $304,000, $606,000 and $607,000, respectively.

 TearLab Corp.

Intangible assets subject to amortization consist of the following:

	June 30, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$8,069	$12,172	$7,463

The estimated amortization expense for the intangible assets for the remainder of 2013 and each of the remaining three years is as follows:

Amortization of intangible assets ($ 000’s)
Remainder of 2013	$608
2014	1,215
2015	1,215
2016	1,065
$4,103

5.         RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision Inc., pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. Sales to this distributor for the three months and six months ended June 30, 2013 and 2012 were $0, $7,000, $0 and $23,000, respectively, and the outstanding accounts receivable balances due at June 30, 2013 and December 31, 2012 were $0 and $15,000, respectively. The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2013.

At June 30, 2013, the Company has a liability for warrants to purchase 889,412 shares of common stock at an exercise price of $1.86 per share valued at $7,973,000 (Note 7). The warrant liability is classified as a Level 3 fair value measurement.

 TearLab Corp.

The following table provides a reconciliation for the warrant liability measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2013	$6,239
Warrant exercises	(10,404)
Change in fair value of warrant liability included in other (income) / expense	12,138
Balance of warrant liability at June 30, 2013	$7,973

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

On July 30, 2013, the Company closed an underwritten public offering of 2.99 million shares of its common stock at a price to the public of $13.50 per share. The Company received gross proceeds of $40,365,000, with associated costs of approximately $2,902,000.

(c) Stock Option Plan

The Company has a stock option plan, the 2002 Stock Incentive Plan (the "Stock Incentive Plan"), which was most recently amended on June 7, 2013 in order to increase the shares reserved under the Stock Option Plan by 1,000,000. Under the Stock Incentive Plan, up to 5,200,000 options are available for grant to employees, directors and consultants. Options granted under the Stock Incentive Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Incentive Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company's common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
General and administrative	$1,019	$332	$1,051	$409
Clinical, regulatory and research and development	26	14	29	223
Sales and marketing	433	36	679	256
Stock-based compensation expense before income taxes	$1,478	$382	$1,759	$888

(d) Warrants

On February 6, 2007, the Company issued warrants to investors and a transaction advisor (“2007 Warrants”). The 2007 Warrants were exercisable immediately into an aggregate of 131,497 shares of the Company's common stock at $46.25 per common share. These warrants expired during the first quarter of 2012 with no warrants having been exercised.

On June 13, 2011, the Company issued 1,629,539 shares of its common stock as well as warrants (“Financing Warrants”) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations in the aggregate amount of $2,149,000 with associated costs of $41,000. The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009. In the six months ended June 30, 2013, 10,938 warrants were exercised (none via cashless exercise) for gross proceeds of $17,000. In the period ended June 30, 2012, 22,499 warrants were exercised (18,749 via cashless exercise) for gross proceeds of $6,000.

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants (“2011 Warrants”) to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000 were issued. The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock). The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016. The Company accounts for the 2011 Warrants in accordance with applicable guidance to derivatives. The Company’s estimated the fair value of the warrants at the date of issuance using the Black Scholes option model with a 101% volatility, 5.0 years expected life and a risk-free interest rate of 1.76%. The 2011 warrants initial fair value of $5,518,000 was classified as a current liability as the Company determined that these warrants do not meet the criteria for classification as equity. In the six months ended June 30, 2013, 1,206,273 warrants were exercised (1,007,921 via cashless exercise) for gross proceeds of $369,000. In the six months ended June 30, 2012, 1,750,469 warrants were exercised (none via cashless exercise) for gross proceeds of $3,256,000.

 TearLab Corp.

The estimated fair value of the 2011 Warrants at June 30, 2013 was determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	72%
Expected life of Warrants (in years)	3.0
Risk-free interest rate	0.66%
Dividend yield	0%

The fair value of the 2011 warrants is highly sensitive to the changes in the Company’s stock price and stock price volatility.

During the three and six months ended June 30, 2013 certain holders of 2011 Warrants exercised 1,200,778 and 1,206,273 warrants, respectively. The Company received $359,000 and $369,000 in proceeds from these exercises during the three and six month periods ended June 30, 2013, respectively. The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $10,404,000, an increase in value of $3,705,000 and $6,813,000 from the previous values at March 31, 2013 and December 31, 2012, respectively. This increase was recorded as an expense in other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2013.

During the three and six months ended June 30, 2012 certain holders of 2011 Warrants exercised 376,769 and 1,750,469 warrants, respectively. The Company received $701,000 and $3,256,000 in proceeds from these exercises for the three and six month periods ended June 30, 2012, respectively. The Company, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $4,015,000, an increase of $148,000 and $1,792,000 from the previous values and at March 31, 2012 and December 31, 2011. This increase was recorded as an expense in other expense in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2012.

The Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the remaining warrants as of June 30, 2013 to be $7,973,000, an increase of $5,325,000 from the previous values at December 31, 2012, including an increase of $2,295,000 for the three months ended March 31, 2013 and an increase of $3,030,000 for the three months ended June 30, 2013. This amount was recorded as a charge to other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2013.

The Company, estimated the fair value of the remaining warrants as of June 30, 2012 to be $4,979,000, an increase of $4,097,000 from the previous value at December 31, 2011; including an increase of $4,777,000 for the three months ended March 31, 2012 less a decrease of ($680,000) for the three months ended June 30, 2012. These amounts were recorded as a charge to other income (expense) in the consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2012.

On June 13, 2011, in connection with the conversion of the notes payable and accrued interest, the Company issued warrants with a life of five years to purchase 109,375 shares of common stock. The exercise price of these warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009. The Company recorded $163,000 representing the fair value of the warrants, calculated using the Black-Scholes value model, at the date of the Financing in additional paid-in capital. The value of the warrants was accreted over the term of the Notes until their conversion in June 2011. During the year ended December 31, 2012 certain holders of these warrants exercised 22,499 warrants, with $6,000 in proceeds received from these exercised warrants. During the three and six months ended June 30, 2013, certain holders of these warrants exercised 9,375 and 10,938 warrants, with $15,000 and $17,000 in proceeds received from these exercised warrants, respectively. As the estimated fair value of these warrants had been previously accreted over the term on the related Notes, no further accounting of these warrants is required.

 TearLab Corp.

The following table provides activity for the Warrants outstanding through June 30, 2013 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2012	2,183	$1.85
Exercised	(1,218)	1.85
Expired	—	—
Outstanding, June 30, 2013	965	$1.84

8.      COMPREHENSIVE LOSS

For the three and six months ended June 30, 2013 and 2012, comprehensive loss was equal to net loss for each period.

9.      NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted net loss per share:
Net loss attributable to common stockholders for basic	$(12,025)	$(1,974)	$(20,598)	$(11,072)
Impact of income relating to warrant obligations
Changes in fair value of warrant obligations	—	(532)	—	—
Net loss attributable to common stockholders for diluted	(12,025)	(2,506)	(20,598)	(11,072)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding for basic	29,178	24,919	28,968	22,796
Dilutive potential common stock outstanding
Dilutive common equivalent shares from warrants	—	1,123	—	—

Weighted average common shares outstanding for diluted	29,178	26,042	28,968	22,796

Basic net loss per share attributable to common stockholders	$(0.41)	$(0.08)	$(0.71)	$(0.49)

Diluted net loss per share attributable to common stockholders	$(0.41)	$(0.10)	$(0.71)	$(0.49)

The following outstanding common stock equivalents were not included in the calculation of net loss per share because their effects were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	4,989	3,981	4,989	3,981
Warrants	965	87	965	2,182

Total	5,954	4,068	5,954	6,163

TearLab Corp.

10.    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital balances related to operations consists of the following:

	Six months ended June 30, ($ 000’s)
	2013	2012
Accounts receivable, net	$(2,163)	$(154)
Inventory	456	(680)
Prepaid expenses and other assets	(172)	(43)
Accounts payable	(115)	570
Accrued liabilities	667	111
	$(1,327)	$(196)

The following table lists those items that have been excluded from the condensed consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Six months ended June 30, ($ 000’s)
	2013	2012
Non-cash financing activities
Exercise of warrant accounted for in warrant liabilities	10,404	4,015

11.    COMMITMENTS AND CONTINGENCIES

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB. Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company. The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $22.9 million (AUD$25.1 million) in test cards from MiniFAB for the years from 2013 through the end of 2015. The Company is also subject to annual minimum order commitments under the Manufacturing Agreement. The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent. If terminated for any reason other than default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

The Company has evaluated its 2013 outstanding purchase commitment with MiniFab to determine the potential amount of liability the Company may be obligated to pay if it doesn’t meet its annual order commitment. Having reviewed the submitted orders for test cards to MiniFAB for the six months ended June 30, 2013, if the Company does not: 1) order the sufficient additional test cards to meet the 2013 minimum order commitment under the agreement or 2) seek to modify the existing minimum order quantity with MiniFab, the Company will be subject to liquidated damages estimated at $3.2 million (AUD $3.5 million).

The Company had received correspondence from the Canada Revenue Agency (“CRA”) indicating that as a result of adjustments to Canadian taxable losses as part of CRA review programs a liability of $0.7 million existed. The Company has been in contact with the CRA to determine the basis for their assessment and has taken the necessary steps to provide evidence to support the tax returns as filed. As the Company can make no absolute assurance that a tax payment will not be required, the Company believes the likelihood of owing the tax is not probable and therefore, has not provided for the tax liability as of June 30, 2013. Subsequent to June 30, 2013, the Company received a Notice of reassessment from the CRA indicating the liability had been reduced to less than $1,000.

12.    SUBSEQUENT EVENTS

On July 30, 2013, the Company closed an underwritten public offering of 2.99 million shares of its common stock at a price to the public of $13.50 per share. The Company received gross proceeds of $40,365,000, with estimated associated costs of $2,902,000.

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

 TearLab Corp.

Our success is highly dependent on our ability to increase sales of our testing platform in the United States as well as Europe and other countries recognizing the CE mark and in Canada where we have a Medical Device License. Meeting these objectives requires that we have sufficient capital to fund our operations. While our cash of $7.2 million as of June 30, 2013 may be insufficient to fund our planned operations and our ability to generate increased revenues is uncertain, management believes that including funds raised in a underwritten public offering in July 2013, we have sufficient cash to fund our operations at current levels for at least the next 12 months. In spite of having adequate funding at this time we continue to evaluate various financing possibilities. If our revenues do not increase sufficiently to meet operational needs, we would be required to raise additional capital to fund our operations.

Recent Developments

On July 30, 2013, the Company closed an underwritten public offering of 2.99 million shares of its common stock at a price to the public of $13.50 per share. The Company received gross proceeds of $40,365,000, with associated costs of approximately $2,902,000.

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2013	2012	Change	2013	2012	Change

Revenue	$3,525	$716	$2,809	$6,000	$1,139	$4,861

Cost of sales	2,130	341	1,789	3,545	672	2,873

Gross profit	$1,395	$375	$1,020	$2,455	$467	$1,988

Gross profit percentage	40%	52%	36%	41%	41%	41%

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

 TearLab Corp.

TearLab revenue increased by $2,809,000 or 392% for the three months ended June 30, 2013 as compared to the prior year quarter due to a higher level of TearLab test card sales volume, resulting from the Company’s continuing efforts to focus sales efforts on its annual test card commitment programs or its high volume large multi-doctor practice programs for domestic customers.

TearLab revenue increased by $4,861,000 or 427% for the six months ended June 30, 2013 as compared to the prior year period due to a higher level of TearLab card sales volume and reader sales as compared to the prior year period.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, depreciation, warranty, and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab cost of sales for the three months ended June 30, 2013 increased by $1,789,000 or 525% compared to the prior year fiscal period due to increased volumes of TearLab test cards in the overall sales product mix, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs. The increase was also a result of an inventory reserve reversal of $66,000 relating to TearLab test cards in the three months ended June 30, 2012 while no such reversal was recorded in the three months ended June 30, 2013.

For the six months ended June 30, 2013, TearLab cost of sales increased by $2,873,000 or 428% over the prior year fiscal period due to increased volumes of TearLab test cards in the overall sales product mix, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs.

TearLab Gross Margin

TearLab gross margin for the three months ended June 30, 2013 increased by $1,020,000 or 272% compared to the prior year fiscal period due to a higher level of TearLab test card sales volume in the overall sales product mix, as the Company focuses its sales efforts to its domestic customers to its annual test card commitment programs and its high volume large multi-doctor practice programs, as well as a $66,000 one-time recovery for inventory reserve related to TearLab test card inventory in the prior year that was not duplicated in the current period.

TearLab gross margin for the six months ended June 30, 2013 increased by $1,988,000 or 426% compared to the prior year fiscal period primarily due higher levels of test cards sales in the overall product mix as compared to the prior year period.

Operating Expenses

	Three months ended June 30 (in thousands)			Six months ended June 30 (in thousands)
	2013	2012	Change	2013	2012	Change
Amortization of intangible assets	$303	$304	$(1)	$606	$607	$(1)
General and administrative	2,616	1,275	1,341	4,064	2,226	1,838
Clinical, regulatory and research and development	221	369	(148)	430	896	(466)
Sales and marketing	3,534	960	2,574	5,795	1,772	4,023

Operating expenses	$6,674	$2,908	$3,766	$10,895	$5,501	$5,394

 TearLab Corp.

General and Administrative Expenses

For the three months ended June 30, 2013, general and administrative increased by $1,341,000 or 105% due to $687,000 higher non-cash stock option expense, and $184,000 increase in employee related costs due to increased headcount and bonus accruals, a $351,000 increase in professional fees and legal costs, and a $107,000 in administrative and travel expense in the current year.

For the six months ended June 30, 2013, general and administrative expenses increased by $1,838,000 or 83%, as compared with the corresponding period in 2012, due primarily to a $1,123,000 increase in employees costs as a result of increased headcount and bonus accruals and non-cash stock option grants to the board of directors of $536,000, a $543,000 increase in professional fees and legal costs, and a $161,000 increase for administrative expenses, travel and public company costs.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses decreased by $148,000 or 40% during the three months ended June 30, 2013, as compared with the corresponding prior year period. The decrease was due to lower clinical trials expense of $96,000 and $50,000 lower professional and legal fees.

For the six months ended June 30, 2013, clinical, regulatory and research and development expenses decreased by $466,000 or 52%, as compared with the corresponding prior year period. The decrease was due to a $155,000 lower clinical trial and development costs over the prior year, along with $275,000 lower professional and legal fees.

Sales and Marketing Expense

Sales and marketing expenses increased by $2,574,000 or 268% during the three months ended June 30, 2013, as compared with the comparable period in fiscal 2012 due to a $1,404,000 increase in salesforce and business development costs, $697,000 marketing and advertising related expense and $397,000 higher non-cash stock option expense.

For the six months ended June 30, 2013 sales and marketing expenses increased by $4,023,000 or 227%, as compared with the comparable period in fiscal 2012. The increase is primarily due to $2,497,000 in salesforce and business development costs associated with the commercialization of the TearLab product in the United States, and $423,000 of increased non cash stock option expense.

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

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and six months ended June 30, 2013, as compared to the prior year fiscal periods was unchanged, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

 TearLab Corp.

Other Income (Expense)

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2013	2012	Change	2013	2012	Change

Interest income	$5	$6	$(1)	$10	$8	$2
Changes in fair value of warrant obligations	(6,734)	532	(7,266)	(12,138)	(6,037)	(6,101)
Other	(17)	21	(38)	(30)	(9)	(21)

	$(6,746)	$559	$(7,305)	$(12,158)	$(6,038)	$(6,120)

Interest Income

Interest income for the three months ended June 30, 2013 decreased slightly by $1,000, and interest income for the six months ended June 30, 2012 increased slightly by $2,000 as compared to the prior year fiscal periods. Interest income consists of interest earned as a result of the Company’s cash position at the end of each corresponding fiscal period.

Changes in Fair Value of Warrants Obligations

The Company recorded expense related to changes in the fair value of warrant obligations of $12,138,000 and $6,037,000 for the six month periods ended June 30, 2013 and 2012, respectively.

At the beginning of the six month period ended June 30, 2013, the Company had a total of 2,182,561 warrants subject to fair value re-measurement each quarter. During the first quarter of 2013 certain holders of warrants exercised 5,495 warrants. The Company is required to record the outstanding warrants at fair value at the time of exercise, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised warrants during the first quarter 2013 to be $26,000, an increase of $9,000 from the previous value at December 31, 2012. This increase was recorded as a charge to other income (expense) in the consolidated statement of operations for the three months ended March 31, 2013. During the second quarter of 2013 certain holders of warrants exercised 1,200,778 warrants. The Company estimated the fair value of the exercised warrants during the second quarter 2013 to be $10,379,000, an increase of $3,705,000 from the previous value at March 31, 2013. This increase was recorded as a charge to other income (expense) in the consolidated statement of operations for the three months ended June 30, 2013.

In addition, the Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the remaining warrants as of June 30, 2013 to be $7,973,000, an increase of $5,325,000 from the previous value at December 31, 2012; including an increase of $2,295,000 for the three months ended March 31, 2013 plus an increase of $3,030,000 for the three months ended June 30, 2013. These amounts were recorded as a charge to other income (expense) in the condensed consolidated statement of operations for the three and six months ended June 30, 2013, the primary driver of this change being a change in Black-Scholes valuation inputs for our increased stock price.

Other

Other income for the three and six months ended June 30, 2013 and 2012 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

 TearLab Corp.

Liquidity and Capital Resources

(in thousands)

	June 30,	December 31,
	2013	2012	Change

Cash and cash equivalents	$7,232	$15,437	$(8,205)
Percentage of total assets	39%	64%

Working capital	$726	$9,341	$(8,615)

Financial Condition

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	whether government and third-party payers agree to reimburse the TearLab Osmolarity System;
●	whether eye care professionals engage in the process of obtaining their CLIA waiver certification;
●	the costs and timing of building the infrastructure to market and sell the TearLab® Osmolarity System;
●	the cost and results of continuing development of the TearLab Osmolarity System;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the effect of competing technological and market developments; and
●	our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the US dollar and Australian dollar may be material. In the 12 months ended June 30, 2013, the exchange rate incurred to purchase Australian dollars to pay our Australian supplier fluctuated from $0.92 USD to $1.06 USD per $1.00 AUD.

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

TearLab Corp.

Changes in Cash Flows

	Six months ended June 30, (in thousands)
	2013	2012	Change
Cash used in operating activities	$(7,226)	$(3,670)	$(3,556)
Cash used in investing activities	(1,546)	(219)	(1,327)
Cash provided by financing activities	567	14,522	(13,955)
Net (decrease) increase in cash and cash equivalents during the period	$(8,205)	$10,633	$(18,838)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the six months ended June 30, 2013 was $7,226,000.  Net loss during the six month period was $20,598,000. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation and changes in the fair value of warrant obligations in the aggregate total of $14,699,000.

The net change in working capital balances related to operations for the six months ended June 30, 2013 and 2012 consists of the following:

Cash provided (used)	Six months ended June 30, (in thousands)
	2013	2012
Amounts receivable, net	$(2,163)	$(154)
Inventory	456	(680)
Prepaid expenses and other assets	(172)	(43)
Accounts payable	(115)	570
Accrued liabilities	667	111
	$(1,327)	$(196)

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 and 2012 was $1,546,000 and $219,000, respectively, to acquire fixed assets, primarily related to the Company’s annual test card commitment programs or its high volume large multi doctor practice programs.

Cash Provided by Financing Activities

During the six months ended June 30, 2013, the Company issued 1,041,604 shares of common stock as a result of the exercise of 1,217,211warrants for gross proceeds of $386,000. In addition, 92,521 shares of common stock were issued as a result of the exercise of options for gross proceeds of $181,000.

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

There were no significant changes during the six months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 2013 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the six months ended June 30, 2013 included in Item 1.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in Euros and pounds sterling, while a minor portion of our expenses are in Canadian dollars, Australian dollars and Pounds sterling. Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, Euro or Pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, Euro or Pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars, Australian dollars, Euros and Pound sterling to meet short term operating requirements. Based on the balances in the Canadian dollar, Australian dollar, Euro and Pound sterling denominated bank accounts at June 30, 2013, hypothetical increases of $0.01 in the value of the Canadian dollar, the Australian dollar, the Euro and the Pound sterling in relation to the U.S. dollar would impact our results of our operations by less than $15,000. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk. We believe this will minimize our market risk. We do not use interest rate derivative transactions to manage our interest rate risk. We reduce our exposure to interest rate risk by investing in savings or money market accounts. Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income. A reduction of interest rate by 100 basis points over the 12 months ended June 30, 2013 would reduce interest income by $32,000.

TearLab Corp.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at June 30, 2013 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)     Changes in Internal Control over Financial Reporting.

During the second quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

TearLab Corp.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 1A.    RISK FACTORS.

Risks Related to Our Business

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

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust.) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us.  The Manufacturing Agreement specifies minimum order quantities that will require us to purchase approximately USD $22.9 million (AUD$25.1 million) in test cards from MiniFAB for the years 2013 through the end of 2015.  Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met.  The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

The usage of test cards purchased under the minimum purchase commitment with MiniFAB is predicated upon significant increases in revenue from the TearLab products as compared to the six months ended June 30, 2013 and prior periods. If we are not able to commercialize the TearLab® Osmolarity System sufficiently to sell the minimum order quantities required by the MiniFAB Agreement, we will be required to purchase test cards that we may be unable to use and that may become obsolete, which would have a potentially adverse effect on our financial position, results of operations and cash flows.

 TearLab Corp.

Our limited working capital and history of losses have resulted in doubts as to whether we will be able to continue as a going concern.

In the years ended December 31, 2012 and the six months ended June 30, 2013, we have prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have incurred losses in each year since our inception. Our net working capital balance at June 30, 2013 was $0.7 million, which represents an $8.6 million decrease in the balance from our working capital balance of $9.3 million at December 31, 2012.

Although current levels of cash flows are negative, management believes the Company’s existing cash and cash raised in the underwritten public offering completed in July 2013 will be sufficient to cover its operating and other cash demands for at least the next 12 months.

 Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

 We have incurred losses in each year since our inception.  As of June 30, 2013, we had an accumulated deficit of $427.4 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will successfully commercialize the TearLab Osmolarity System in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We have outstanding liabilities, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of June 30, 2013, our total liabilities were approximately $11.6 million.   Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of liability presents the following risks:

●

our liabilities increase our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

●

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

 TearLab Corp.

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

 Since inception, we have funded our operations through debt and equity financings, including the exercise of warrants in 2012 by warrant holders, the April 2012 public offering financing, the July 2012 registered direct financing, the exercise of warrants and options in the first six months of 2013 as well as the underwritten public offering in July 2013.  As of the date of filing of this quarterly Form 10-Q, we estimate that our cash and cash equivalents will be sufficient to meet our operating activities and other demands for at least the next 12 months. However, our prospects for obtaining additional financing are uncertain. Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

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

●

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

 TearLab Corp.

Our business is subject to health care industry cost-containment measures that could result in reduced sales of our TearLab® Osmolarity System.

Most of our customers rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures which use our TearLab Osmolarity System. The continuing efforts of governmental authorities, insurance companies, and other payers of health care costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers. If third-party payer payment approval cannot be obtained by patients, sales of our TearLab Osmolarity System may decline significantly and our customers may reduce or eliminate purchases of our system. The cost-containment measures that health care providers are instituting, both in the U.S. and internationally, could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals. While this type of discount pricing does not currently exist for the medical systems we supply, if managed care or other organizations were able to affect discount pricing for such systems, it could result in lower prices to our customers from their customers and, in turn, reduce the amounts we can charge our customers for our products.

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

TearLab Corp.

If we are unable to fully comply with federal and state “fraud and abuse laws,” we could face substantial penalties, which may adversely affect our business, financial condition and results of operations.

We are subject to various laws pertaining to health care fraud and abuse, including the U.S. Anti- Kickback Statute, physician self-referral laws (the “Stark Law”), the U.S. False Claims Act, the U.S. False Statements Statute, the Physician Payment Sunshine Act, and state law equivalents to these U.S. federal laws, which may not be limited to government-reimbursed items and may not contain identical exceptions. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal and state health care programs, including Medicare and Medicaid, and the curtailment or restructuring of operations. Any action against us for violation of these laws could have a significant impact on our business. In addition, we are subject to the U.S. Foreign Corrupt Practices Act. Any action against us for violation by us or our agents or distributors of this act could have a significant impact on our business.

If we fail to comply with contractual obligations and applicable laws and regulations governing the handling of patient identifiable medical information, we could suffer material losses or be adversely affected by exposure to material penalties and liabilities.

Many, if not all of our customers, are covered entities under HIPAA. As part of the operation of our business, we provide reimbursement assistance to certain of our customers and as a result we act in the capacity of a business associate with respect to any patient-identifiable medical information, or PHI, we receive in connection with these services. We and our customers must comply with a variety of requirements related to the handling of patient information, including laws and regulations protecting the privacy, confidentiality and security of PHI. The provisions of HIPAA require our customers to have business associate agreements with us under which we are required to appropriately safeguard the PHI we create or receive on their behalf. Further, we and our customers are required to comply with HIPAA security regulations that require us and them to implement certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic PHI, or EPHI. We are required by regulation and contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations. To comply with our regulatory and contractual obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements. If we, or any of our employees or consultants, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, we and/or our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers.

Under the HITECH Act and recent omnibus revisions to the HIPAA regulations, we are directly subject to HIPAA’s criminal and civil penalties for breaches of our privacy and security obligations and are required to comply with security breach notification requirements. The direct applicability of the HIPAA privacy and security provisions and compliance with the notification requirements requires us to incur additional costs and may restrict our business operations.

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

We have applied for, and intend to continue to apply for, patents relating to the TearLab® Osmolarity System and related technology and processes.  Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide adequate protection from competition.  Furthermore, it is possible that patents issued or licensed to us may be challenged successfully.  In that event, if we have a preferred competitive position because of any such patents, any preferred position would be lost.  If we are unable to secure or to continue to maintain a preferred position, the TearLab Osmolarity System could become subject to competition from the sale of competitor products.

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

We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that any changes processes and procedures can be implemented in a timely manner.  In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act of 2002 reveals material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require additional remedial measures which could be costly and time-consuming.  In addition, we may be unable to produce accurate financial statements on a timely basis.  Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Risks Related to Our Common Stock

We may need to raise additional capital in the future. Such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders, would experience further dilution.

We expect that we will seek to raise additional capital from time to time in the future. Such financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition, our ability to continue as a going concern and would be expected to result in a decline in our stock price. If we are able to consummate such financings, the terms of such financings may adversely affect the interests of our existing stockholders. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

 TearLab Corp.

Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in the trading price of our common stock.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. The variability in our quarterly results of operations may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations.

These fluctuations are due to numerous factors that are difficult to forecast, including:

●	fluctuations in demand for our products;
●	changes in customer budget cycles and capital spending;
●	seasonal variations in customer operations that could occur during holiday or summer
●	vacation periods;
●	tendencies among some customers to defer purchase decisions to the end of the quarter;
●	the large unit value of our systems;
●	changes in our pricing and sales policies or the pricing and sales policies of our competitors;
●	our ability to design, manufacture and deliver products to our customers in a timely and costeffective
●	manner;
●	quality control or yield problems in our manufacturing operations;
●	our ability to timely obtain adequate quantities of the components used in our products;
●	new product introductions and enhancements by us and our competitors;
●	unanticipated increases in costs or expenses;
●	our complex, variable and, at times, lengthy sales cycle; global economic • conditions; and
●	fluctuations in foreign currency exchange rates.

In addition, we may experience seasonal variations in our customer operations such as could occur during holiday vacation periods. For example, one of our principal target markets consists of private ophthalmic and optometric practices, and our operating results in the quarter ending September 30 of each fiscal year could be adversely affected by summer vacation periods.

The foregoing factors, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. We expect that our sales will continue to fluctuate on a quarterly basis and that our financial results for some periods may be below those projected by securities analysts, which could significantly decrease the price of our common stock.

 TearLab Corp.

The trading price of our common stock may be volatile due to factors unrelated to our financial results..

 The market prices for, and the trading volumes of, securities of medical device companies, such as ours, have been historically volatile.  The market has experienced, from time to time, significant price and volume fluctuations unrelated to the operating performance of particular companies.  The market price of our common shares may fluctuate significantly due to a variety of factors unrelated to our financial results, including:

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

We have never paid cash dividends on our common stock and have no present intention to pay any dividends in the future.  We are not profitable and may not earn sufficient revenue to meet all operating cash needs for at least several years, if at all.  As a result, we intend to use all available cash and liquid assets in the development of our business.  Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements, our operating and financial conditions and on such other factors as our board of directors may deem relevant.  As a result, the success of an investment in our common stock will depend upon any future appreciation in its value.  There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

TearLab Corp.

ITEM 6. EXHIBITS

1.1		Underwriting Agreement, dated as of July 24, 2013, among TearLab Corporation and Canaccord Genuity Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the Commision on July 25, 2013 (file no. 000-51030)).

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

3.2

Amended and Restated Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)).

3.3

Certificate of Amendment of Registrant, filed with the Secretary of State of the State of Delaware on May 19, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)).

3.4

Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1filed with the Commission on July 15, 2013 (file no. 333-189372)).

10.1		2002 Stock Option Plan, as amended and restated on June 7, 2013 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 6, 2012 (file no. 000-51030)).+

10.2		Form Change of Control Severance Agreement (for US executives) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)).+

10.3

Form Change of Control Severance Agreement (for Canadian executives) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)). +

10.4

Executive Employment Agreement, dated June 7, 2013, by and between the Company and Elias Vamvakas (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 7, 2013 (file no. 000-51030)). +

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

**

101.INS* XBRL Instance

101.SCH* XBRL Taxonomy Extension Schema

101.CAL* XBRL Taxonomy Extension Calculation

101.DEF* XBRL Taxonomy Extension Definition

101.LAB* XBRL Taxonomy Extension Labels

101.PRE* XBRL Taxonomy Extension Presentation

	+	Management compensatory plan, contract or arrangement.

	*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

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

TearLab Corp.
(Registrant)

Date:	August 13, 2013	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer