Form 10-Q
period 2013-09-30
TearLab Corp
filed 2013-11-13
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2013

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,113,340 as of November 5, 2013.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "projects," "predicts," “pursue,” "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our future strategy, structure, and business prospects;
●	The planned commercialization of our current product;
●	The size and growth of the potential markets for our product and technology;
●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
●	Our anticipated expansion of United States and international sales and operations;
●	Our ability to obtain and protect our intellectual property and proprietary rights;
●	The results of our clinical trials;
●	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;
●	Our anticipated sales to customers in the United States;
●	Our ability to obtain reimbursement for patient testing with the TearLab® System;
●	Our efforts to assist our customers in obtaining their CLIA waiver certifications or providing them with support from certified professionals;
●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations; and
●	Use of cash, cash needs and ability to raise capital.

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

TearLab Corporation

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (Unaudited)

TearLab Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars)

 ($ 000’s)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$41,974	$15,437
Accounts receivable, net	3,401	889
Inventory	959	1,863
Prepaid expenses and other current assets	446	447
Total current assets	46,780	18,636

Fixed assets, net	2,747	630
Patents and trademarks, net	115	136
Intangible assets, net	3,799	4,709
Other non-current assets	40	28
Total assets	$53,481	$24,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$905	$1,067
Accrued liabilities	3,313	1,989
Obligations under warrants	8,355	6,239
Total current liabilities	12,573	9,295

Stockholders’ equity
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 65,000,000 authorized, 32,912,949 and 28,741,653 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	33	29
Additional paid-in capital	472,559	421,662
Accumulated deficit	(431,684)	(406,847)
Total stockholders’ equity	40,908	14,844
Total liabilities and stockholders’ equity	$53,481	$24,139

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in U.S. dollars except number of shares)

(Unaudited)

($ 000’s except number of shares and loss per share)

	Three months ended September 30,
	2013	2012

Revenue	$4,207	$1,211
Cost of goods sold (excluding amortization of intangible assets)	2,277	692
Gross profit	1,930	519
Operating expenses
General and administrative	1,859	1,404
Clinical, regulatory and research & development	255	728
Sales and marketing	3,341	1,756
Amortization of intangible assets	304	304
Total operating expenses	5,759	4,192
Loss from operations	(3,829)	(3,673)
Other income (expense)
Interest income	11	15
Changes in fair value of warrant obligations	(382)	(929)
Other, net	(40)	—
Total other income (expense)	(411)	(914)
Net loss and comprehensive loss	$(4,240)	$(4,587)
Weighted average shares outstanding - basic and diluted	31,913,521	27,703,310
Net loss per share – basic and diluted	$(0.13)	$(0.17)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in U.S. dollars except number of shares)

(Unaudited)

($ 000’s except number of shares and loss per share)

	Nine months ended September 30,
	2013	2012

Revenue	$10,207	$2,349
Cost of goods sold (excluding amortization of intangible assets)	5,822	1,364
Gross profit	4,385	985
Operating expenses
General and administrative	5,922	3,629
Clinical, regulatory and research & development	685	1,624
Sales and marketing	9,136	3,529
Amortization of intangible assets	911	911
Total operating expenses	16,654	9,693
Loss from operations	(12,269)	(8,708)
Other income (expense)
Interest income	21	23
Changes in fair value of warrant obligations	(12,520)	(6,966)
Other, net	(69)	(9)
Total other income (expense)	(12,568)	(6,952)
Net loss and comprehensive loss	$(24,837)	$(15,660)
Weighted average shares outstanding - basic and diluted	29,960,835	24,443,595
Net loss per share – basic and diluted	$(0.83)	$(0.64)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

(Unaudited)

($ 000’s)

	Nine months ended September 30,
	2013	2012

OPERATING ACTIVITIES
Net loss for the period	$(24,837)	$(15,660)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	2,505	1,242
Depreciation of fixed assets	373	91
Amortization of patents and trademarks	21	21
Amortization of intangible assets	911	911
Non-cash bonuses paid to management in common stock	-	1,181
Changes in fair value of warrant obligations	12,520	6,966
Net change in working capital and non-current asset balances related to operations	(459)	(806)
Cash used in operating activities	(8,966)	(6,054)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(2,490)	(324)
Cash used in investing activities	(2,490)	(324)

FINANCING ACTIVITIES
Proceeds from issuance of shares in an underwritten public offering	40,365	12,420
Proceeds from an underwritten registered financing	—	7,925
Proceeds from warrants exercised	387	3,262
Proceeds from the exercise of options	296	41
Costs of issuance of shares and warrants in an underwritten public offering	(3,055)	(1,718)
Cash provided by financing activities	37,993	21,930

Net increase in cash and cash equivalents during the period	26,537	15,552
Cash, beginning of period	15,437	2,807
Cash, end of period	$41,974	$18,359

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars except as otherwise stated)

 (Unaudited)

1.      BASIS OF PRESENTATION

Nature of Operations

TearLab Corporation (formerly OccuLogix, Inc.) ("TearLab" or the "Company"), a Delaware corporation, is an ophthalmic device company that is commercializing a proprietary in vitro diagnostic tear testing platform, the TearLab® test for dry eye disease, or DED, which enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care.

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

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $24.8 million for the nine months ended September 30, 2013 and $19.3 million and $8.8 million for the years ended December 31, 2012 and 2011, respectively. The Company's working capital surplus at September 30, 2013 is $34.2 million. Based on the Company’s annual operating plan approved by the Board of Directors, management believes the Company’s existing cash and cash equivalents of $42.0 million at September 30, 2013 combined with anticipated cash flows provided by sales of its products in 2013 will be sufficient to fund its cash requirements through at least September 30, 2014.

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

TearLab Corporation

The Company enters into contracts where revenue is derived from multiple deliverables containing a mix of products, which generally includes either the sale or the right to use a TearLab Osmolarity System and sales of a fixed number of test cards. The Company has multiple revenue programs, in which it either sells readers and test cards as a combined unit with no future commitments on behalf of the client, provides the use of readers to large practices with an expectation of purchasing certain levels of test cards or allows the customer to use the readers with a commitment to fulfill a minimum purchase obligation, typically over a three year period. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a TearLab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2013 and 2012 do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

The TearLab® Osmolarity System for Dry Eye Disease (“DED”) consists of hardware and related disposable test cards. In 2012 and 2013, the Company’s revenues have been derived primarily from programs where customers are given the use of a TearLab Osmolarity System in exchange for various programs to purchase test cards. The Company’s sales are currently direct to customers in the United States, Canada and the United Kingdom and to distributors in Europe and Asia. The Company records revenue when all of its obligations are completed which is generally upon shipment of the Company’s products.

Although the Company typically has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve of $221,000 and $71,000 as of September 30, 2013 and December 31, 2012, respectively, has reduced revenue and is included in accounts receivable.

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

TearLab Corporation

In July 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We intend to adopt this guidance at the beginning of our first quarter of fiscal year 2014 and do not believe the adoption of this standard will have a material impact on our financial position, results of operations or related financial statement disclosures.

3. BALANCE SHEET DETAILS

Accounts receivable

(in thousands)	September 30, 2013	December 31, 2012
Trade receivables	$3,663	$910
Due from related parties	3	15
Allowance for doubtful accounts	(265)	(36)
	$3,401	$889

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

(in thousands)	September 30, 2013	December 31, 2012
Finished goods	$959	$1,863
Inventory reserves	—	—
	$959	$1,863

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

Prepaid Expenses and Other Current Assets

(in thousands)

	September 30, 2013	December 31, 2012
Prepaid trade shows	$143	$159
Prepaid insurance	77	131
Prepaid regulatory fees	38	9
Prepaid deposits and other fees	163	88
Other current assets	25	60
	$446	$447

TearLab Corporation

Fixed Assets

(in thousands)	September 30, 2013	December 31, 2012
Furniture and office equipment	$208	$115
Leasehold improvements	47	—
Computer equipment and software	373	203
Capitalized TearLab equipment readers	2,735	582
Medical equipment	400	373
	3,763	1,273
Less accumulated depreciation	(1,016)	(643)
	$2,747	$630

Depreciation expense was $373,000 and $91,000 during the nine months ended September 30, 2013 and 2012, respectively, and $190,000 and $39,000 during the three months ended September 30, 2013 and 2012, respectively.

Patents and trademarks

(in thousands)	September 30, 2013	December 31, 2012
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(153)	(132)
	$115	$136

Amortization expense of patents and trademarks was $21,000 and $21,000 during the nine months ended September 30, 2013 and 2012, respectively, and $7,000 and $7,000 during the three months ended September 30, 2013 and 2012, respectively.

Accrued liabilities

(in thousands)

	September 30, 2013	December 31, 2012
Due to professionals	$371	$258
Due to employees and directors	1,413	1,052
Goods received but not yet invoiced	227	17
State sales and use tax liabilities	450	99
Product warranties	172	108
Royalty liability	259	122
In transit inventory	107	-
Other	314	333
	$3,313	$1,989

4. INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. Amortization expense for the three months and nine months ended September 30, 2013 and 2012 was $304,000, $911,000, $304,000 and $911,000, respectively.

TearLab Corporation

Intangible assets subject to amortization consist of the following:

	September 30, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$8,373	$12,172	$7,462

The estimated amortization expense for the intangible assets for the remainder of 2013 and each of the remaining three years is as follows:

Amortization of intangible assets ($ 000’s)
Remainder of 2013	$304
2014	1,215
2015	1,215
2016	1,065
$3,799

5. RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision Inc., pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision. Sales to this distributor for the three months and nine months ended September 30, 2013 and 2012 were $0, $22,000, $0 and $45,000, respectively, and the outstanding accounts receivable balances due at September 30, 2013 and December 31, 2012 were $0 and $15,000, respectively.

On September 3, 2013, the Company and Science with Vision Inc. agreed to terminate the distribution agreement including exclusive distribution rights of TearLab products in Canada. In consideration of the termination agreement, the Company agreed to a one-time payment to Science with Vision Inc. of $200,000 Canadian dollars and a royalty on all sales in Canada of products for which Science with Vision Inc. had exclusive distribution rights. The one-time payment resulted in a charge of $190,000 USD during the quarter ended September 30, 2013 and is recorded within sales and marketing expense. Royalties are recorded as cost of goods sold in the income statement in the period in which revenue is recognized for the associated products sold. The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2013.

TearLab Corporation

At September 30, 2013, the Company has a liability for warrants to purchase 889,412 shares of common stock at an exercise price of $1.86 per share valued at $8,355,000 (Note 7). The warrant liability is classified as a Level 3 fair value measurement.

The following table provides a reconciliation for the warrant liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2013	$6,239
Warrant exercises	(10,404)
Change in fair value of warrant liability included in other (income) / expense	12,520
Balance of warrant liability at September 30, 2013	$8,355

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

On July 30, 2013, the Company closed an underwritten public offering of 2.99 million shares of its common stock at a price to the public of $13.50 per share. The Company received gross proceeds of $40,365,000, with associated costs of $3,055,000.

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

TearLab Corporation

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
General and administrative	$189	$101	$1,239	$510
Clinical, regulatory and research and development	37	102	66	326
Sales and marketing	521	150	1,200	406
Stock-based compensation expense before income taxes	$747	$353	$2,505	$1,242

(d)       Warrants

On February 6, 2007, the Company issued warrants to investors and a transaction advisor (“2007 Warrants”). The 2007 Warrants were exercisable immediately into an aggregate of 131,497 shares of the Company's common stock at $46.25 per common share. These warrants expired during the first quarter of 2012 with no warrants having been exercised.

On June 13, 2011, the Company issued 1,629,539 shares of its common stock as well as warrants (“Financing Warrants”) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations in the aggregate amount of $2,149,000 with associated costs of $41,000. The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009. In the nine months ended September 30, 2013, 12,813 warrants were exercised (1,875 via cashless exercise) for gross proceeds of $18,000. In the period ended September 30, 2012, 22,499 warrants were exercised (18,749 via cashless exercise) for gross proceeds of $6,000.

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants (“2011 Warrants”) to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000 were issued. The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock). The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016. The Company accounts for the 2011 Warrants in accordance with applicable guidance to derivatives. The Company’s estimated the fair value of the warrants at the date of issuance using the Black Scholes option model with a 101% volatility, 5.0 years expected life and a risk-free interest rate of 1.76%. The 2011 warrants initial fair value of $5,518,000 was classified as a current liability as the Company determined that these warrants do not meet the criteria for classification as equity. In the nine months ended September 30, 2013, 1,206,273 warrants were exercised (1,007,921 via cashless exercise) for gross proceeds of $369,000. In the nine months ended September 30, 2012, 1,750,469 warrants were exercised (none via cashless exercise) for gross proceeds of $3,256,000.

TearLab Corporation

The estimated fair value of the 2011 Warrants at September 30, 2013 was determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	75%
Expected life of Warrants (in years)	2.75
Risk-free interest rate	0.56%
Dividend yield	0%

The fair value of the 2011 warrants is highly sensitive to the changes in the Company’s stock price and stock price volatility.

During the three and nine months ended September 30, 2013 certain holders of 2011 Warrants exercised 0 and 1,206,273 warrants, respectively. The Company received $0 and $369,000 in proceeds from these exercises during the three and nine month periods ended September 30, 2013, respectively. The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $10,404,000, an increase in value of $0 and $6,813,000 from the previous values at June 30, 2013 and December 31, 2012, respectively. This increase was recorded as an expense in other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2013.

During the three and nine months ended September 30, 2012 certain holders of 2011 Warrants exercised 0 and 1,750,469 warrants, respectively. The Company received $0 and $3,256,000 in proceeds from these exercises for the three and nine month periods ended September 30, 2012, respectively. The Company, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $4,014,000, an increase of $0 and $1,940,000 from the previous values at June 30, 2012 and December 31, 2011, respectively. This increase was recorded as an expense in other expense in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2012.

The Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the remaining warrants as of September 30, 2013 to be $8,355,000, an increase of $5,707,000 from the previous value at December 31, 2012, including an increase of $2,295,000 for the three months ended March 31, 2013, an increase of $3,030,000 for the three months ended June 30, 2013 and an increase of $382,000 for the three months ended September 30, 2013. This amount was recorded as a charge to other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2013.

The Company, estimated the fair value of the remaining warrants as of September 30, 2012 to be $5,909,000, an increase of $929,000 from the previous value at June 30, 2012, and $5,026,000 from the previous value at December 31, 2011. These amounts were recorded as a charge to other income (expense) in the consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2012.

On June 13, 2011, in connection with the conversion of the notes payable and accrued interest, the Company issued warrants with a life of five years to purchase 109,375 shares of common stock. The exercise price of these warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009. The Company recorded $163,000 representing the fair value of the warrants, calculated using the Black-Scholes value model, at the date of the Financing in additional paid-in capital. The value of the warrants was accreted over the term of the Notes until their conversion in June 2011. During the year ended December 31, 2012 certain holders of these warrants exercised 22,499 warrants, with $6,000 in proceeds received from these exercised warrants. During the nine months ended September 30, 2012 certain holders of these warrants exercised 22,499 warrants, with $6,000 in proceeds received from these exercised warrants.   There were no similar warrant exercises for the three months ended September 30, 2012. As the estimated fair value of these warrants had been previously accreted over the term on the related Notes, no further accounting of these warrants is required.

TearLab Corporation

The following table provides activity for the Warrants outstanding through September 30, 2013 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2012	2,183	$1.85
Exercised	(1,219)	1.86
Expired	—	—
Outstanding, September 30, 2013	964	$1.84

8.         COMPREHENSIVE LOSS

For the three and nine months ended September 30, 2013 and 2012, comprehensive loss was equal to net loss for each period.

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

The following outstanding common stock equivalents were not included in the calculation of net loss per share because their effects were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	5,018	3,995	5,018	3,995
Warrants	964	2,182	964	2,182
Total	5,982	6,177	5,982	6,177

TearLab Corporation

10.       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital and non-current asset balances related to operations consists of the following:

	Nine months ended September 30, ($ 000’s)
	2013	2012
Accounts receivable, net	$(2,512)	$(413)
Inventory	903	(844)
Prepaid expenses and other assets	(12)	(11)
Accounts payable	(162)	245
Accrued liabilities	1,324	217
	$(459)	$(806)

The following table lists those items that have been excluded from the condensed consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Nine months ended September 30, ($ 000’s)
	2013	2012
Non-cash financing activities
Exercise of warrant accounted for in warrant liabilities	10,404	4,014

11.       COMMITMENTS AND CONTINGENCIES

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB. Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company. The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $23.4 million (AUD$25.1 million) in test cards from MiniFAB for the years from 2013 through the end of 2015. The Company is also subject to annual minimum order commitments under the Manufacturing Agreement. The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent. If terminated for any reason other than default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

The Company has evaluated its 2013 outstanding purchase commitment with MiniFab to determine the potential amount of liability the Company may be obligated to pay if it doesn’t meet its annual order commitment. Having reviewed the submitted orders for test cards to MiniFAB for the nine months ended September 30, 2013, if the Company does not: 1) order the sufficient additional test cards to meet the 2013 minimum order commitment under the agreement or 2) seek to modify the existing minimum order quantity with MiniFab, the Company will be subject to liquidated damages estimated at $1.5 million (AUD $1.7 million).

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes, included in Item 1 of this Report. Unless otherwise specified, all dollar amounts are U.S. dollars.

Overview

We are an in vitro diagnostic company that has developed a proprietary tear testing platform, the TearLab® Osmolarity System. The TearLab test measures tear film osmolarity for diagnosis of Dry Eye Disease, or DED. Tear osmolarity is a quantitative and highly specific biomarker that has been shown to correlate with DED. The TearLab test enables the rapid measurement of tear osmolarity in a doctor's office. Commercializing our Point-of-Care tear testing platform is the focus of our business.

TearLab Corporation

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

On May 19, 2009, we announced that we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA. The 510(k) clearance allows us to market the TearLab Osmolarity System to those reference and physician operated laboratories with CLIA certifications allowing them to perform moderate and high complexity tests. Considering that most of our target customers currently are eye care practitioners without such certifications, it was necessary that we obtained a CLIA waiver from the FDA for the TearLab Osmolarity System as well as assisting our customers in obtaining their CLIA certification.. A CLIA waiver greatly reduces the regulatory compliance for our customers.

On January 23, 2012, we announced that after reviewing and accepting labeling submitted to it by the Company, the FDA had granted the waiver categorization under CLIA for the TearLab Osmolarity System.

On December 8, 2009 we announced that Health Canada issued a Medical Device License for the TearLab Osmolarity System. The Health Canada license allowed us to immediately begin marketing the system in Canada. On August 20, 2009, we entered into an agreement with a distributor, Science with Vision, for exclusive distribution of the TearLab Osmolarity System in Canada. We began selling products through the Canadian distributor in 2010 and the distribution agreement was terminated on September 3, 2013.

On October 19, 2010 we announced that a unique new Current Procedural Terminology, or CPT, code that will apply to the TearLab Osmolarity test had been published by the American Medical Association, or AMA. The new code became effective January 1, 2011. The new CPT code for the TearLab Osmolarity test is: 83861; Microfluidic analysis utilizing an integrated collection and analysis device, tear osmolarity (For microfluidic tear osmolarity of both eyes, report 83861 twice). This code falls under the Chemistry sub-section of the Pathology and Laboratory section of the CPT Codebook and was listed under the 2010 Clinical Laboratory Fee Schedule by the Centers for Medicare and Medicaid Services, or CMS. Reimbursement by CMS was set at $24.01 per eye and was only available for offices that had a Moderate Complex CLIA certificate. Under the 2011 Clinical Laboratory Fee Schedule listed by CMS the reimbursement rate was reduced to $23.58 and was applicable to a majority of states in the U.S. On December 13, 2011, we announced that CMS published instructions for updates to the clinical laboratory fee schedule for 2012, including a revised reimbursement rate for the TearLab® Osmolarity Test, effective January 1, 2012. The payment code of 83861 that currently applies to the TearLab Osmolarity Test will be cross-walked or paired with code 84081. At current 2013 reimbursement rates, payment code 83861 would be reimbursed in every state by CMS at $23.40 per eye. This decision by CMS provides level reimbursement for and equal access to the TearLab Osmolarity Test across all states which was not the case in 2011.

Our success is highly dependent on our ability to increase sales of our testing platform in the United States as well as Europe and other countries recognizing the CE mark and in Canada where we have a Medical Device License. Meeting these objectives requires that we have sufficient capital to fund our operations. While our cash of $42.0 million as of September 30, 2013 may be insufficient to fund our long-term planned operations and our ability to generate increased revenues is uncertain, management believes that we have sufficient cash to fund our operations at current levels for at least the next 12 months. In spite of having adequate funding at this time we continue to evaluate various financing possibilities. If our revenues do not increase sufficiently to meet operational needs, we would be required to raise additional capital to fund our operations.

TearLab Corporation

Recent Developments

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2013	2012	Change	2013	2012	Change

Revenue	$4,207	$1,211	$2,996	$10,207	$2,349	$7,858

Cost of sales	2,277	692	1,585	5,822	1,364	4,458

Gross margin	$1,930	$519	$1,411	$4,385	$985	$3,400

Gross margin percentage	46%	43%	3%	43%	42%	1%

Revenues

TearLab Revenue

TearLab revenue consists of sales of the TearLab® Osmolarity System, which is a hand-held tear film test for the measurement of tear osmolarity, a quantitative and highly specific biomarker that has shown to correlate with dry eye disease (“DED”).

The TearLab Osmolarity System consists of the following three components: (1) the TearLab disposable, which is a single-use microfluidic lab test card; (2) the TearLab pen, which is a hand-held device that interfaces with the TearLab disposable; and (3) the TearLab reader, which is a small desktop unit that allows for the docking of the TearLab disposable and the TearLab pen and provides a quantitative reading for the operator.

TearLab revenue increased by $2,996,000 or 247% for the three months ended September 30, 2013 as compared to the prior year quarter. The increase is primarily driven from test card sales volume representing $2,974,000 of the total increase from the prior year quarter. Test card volume increase is consistent with the significant increase of new customers signed onto the Company’s annual test card commitment programs and its high volume large multi-doctor practice programs for domestic customers.

TearLab revenue increased by $7,858,000 or 335% for the nine months ended September 30, 2013 as compared to the prior year period. The increase is primarily driven from test card sales volume representing $7,625,000 of the total increase from the prior year period. Test card volume increase is consistent with the significant increase of new customers signed onto the Company’s annual test card commitment programs and its high volume large multi-doctor practice programs for domestic customers.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, depreciation, warranty, and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab Osmolarity System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab cost of sales for the three months ended September 30, 2013 increased by $1,585,000 or 229% compared to the prior year fiscal period primarily due to the increase in sales volume of TearLab test cards, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs.

For the nine months ended September 30, 2013, TearLab cost of sales increased by $4,458,000 or 327% over the prior year fiscal period primarily due to the increase in sales volume of TearLab test cards, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs.

TearLab Corporation

TearLab Gross Margin

TearLab gross margin for the three months ended September 30, 2013 increased by $1,411,000 or 272% compared to the prior year fiscal period. The increase is mainly due to higher sales volume. The gross margin percentage of revenue for the quarter ending September 30, 2013 was 46% as compared to 43% for the prior year fiscal period which is primarilydue tolower cost associated with test cards sold during the period driven by the weakening Australian dollar at the time of purchasing test card inventory.

TearLab gross margin for the nine months ended September 30, 2013 increased by $3,400,000 or 345% compared to the prior year fiscal period. The increase is mainly due to higher sales volume. The gross margin percentage of revenue for the nine months ending September 30, 2013 was 43% as compared to 42% for the prior year fiscal period.

Operating Expenses

	Three months ended September 30 (in thousands)			Nine months ended September 30 (in thousands)
	2013	2012	Change	2013	2012	Change

Amortization of intangible assets	$304	$304	$(0)	$911	$911	$(0)
General and administrative	1,859	1,404	455	5,922	3,629	2,293
Clinical, regulatory and research and development	255	728	(473)	685	1,624	(939)
Sales and marketing	3,341	1,756	1,585	9,136	3,529	5,607

Operating expenses	$5,759	$4,192	$1,567	$16,654	$9,693	$6,961

General and Administrative Expenses

For the three months ended September 30, 2013, general and administrative increased by $455,000 or 32% as compared with the corresponding period in 2012 primarily due to an increase of $277,000 in professional fees and legal costs, a $193,000 increase in administrative expense, $87,000 increase in employee related stock based compensation expense, $46,000 increase in director expense partially offset by a decrease of $202,000 in employee related costs related to CLIA bonuses issued in the prior year period .

For the nine months ended September 30, 2013, general and administrative expenses increased by $2,293,000 or 63%, as compared with the corresponding period in 2012, primarily due to an increase of $1,008,000 in employees and director costs driven by a 95% increase in headcount and stock based compensation expense related to option grants to the board of directors in June 2013, an increase of $738,000 in professional fees and legal costs a $370,000 increase for administrative expenses, travel and public company costs and a $168,000 increase for director fees in the current year.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses decreased by $473,000 or 65% during the three months ended September 30, 2013, as compared with the corresponding prior year period. The decrease was mainly due to lower employee costs of $258,000 and $224,000 reduction in professional and legal fees.

For the nine months ended September 30, 2013, clinical, regulatory and research and development expenses decreased by $939,000 or 58%, as compared with the corresponding prior year period. The decrease was mainly due to a $296,000 decrease in professional and legal fees, $301,000 decrease in stock based compensation expense due to the conclusion of the option service vesting period in the prior year, $281,000 lower employee costs primarily due the inclusion of a CLIA bonus accrual in the prior year, and a decrease of $71,000 in clinical trial and development costs over the prior year.

Sales and Marketing Expense

Sales and marketing expenses increased by $1,585,000 or 90% during the three months ended September 30, 2013, as compared with the comparable period in fiscal 2012 due to a $1,016,000 increase related to salesforce and business development costs, $104,000 increase in bad debt expense and $293,000 increase in non-cash stock option expensein addition to a distribution contract termination charge in September 2013 of $190,000 to Science with Vision Inc., a related party.

TearLab Corporation

For the nine months ended September 30, 2013 sales and marketing expenses increased by $5,607,000 or 159%, as compared with the comparable period in fiscal 2012. The increase is attributable to a $3,509,000 increase in employee costs driven by an increase of 117% in headcount and business development costs associated with the increased market penetration of the TearLab product in the United States, $933,000 increase in marketing and advertising expense, $794,000 of increased stock based compensation expense and $174,000 increase in bad debt expense in addition to a distribution contract termination charge in September 2013 of $190,000 to Science with Vision Inc., a related party.

The cornerstone of our sales and marketing strategy to date has been to increase awareness of our products among eye care professionals and, in particular, the key opinion leaders in the eye care professions. We assist key opinion leaders in performing clinical trials to generate increased data to provide an increased understanding in the use of the TearLab Osmolarity System for diagnostic, treatment and monitoring of patients. Presently we are primarily focused on increasing sales in North America and we continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and nine months ended September 30, 2013, as compared to the prior year fiscal periods was unchanged, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

Other Income (Expense)

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2013	2012	Change	2013	2012	Change

Interest income	$11	$15	$(4)	$21	$23	$(2)
Changes in fair value of warrant obligations	(382)	(929)	547	(12,520)	(6,966)	(5,554)
Other	(40)	-	(40)	(69)	(9)	(60)

	$(411)	$(914)	$503	$(12,568)	$(6,952)	$(5,616)

Interest Income

Interest income for the three months ended September 30, 2013 decreased slightly by $4,000, and interest income for the nine months ended September 30, 2013 decreased slightly by $2,000 as compared to the prior year fiscal periods. Interest income consists of interest earned as a result of the Company’s cash position at the end of each corresponding fiscal period.

Changes in Fair Value of Warrants Obligations

The Company recorded expense related to changes in the fair value of warrant obligations of $12,520,000 and $6,966,000 for the nine month periods ended September 30, 2013 and 2012, respectively.

At the beginning of the nine month period ended September 30, 2013, the Company had a total of 2,182,561 warrants subject to fair value re-measurement each quarter. During the first quarter of 2013 certain holders of warrants exercised 5,495 warrants. The Company is required to record the outstanding warrants at fair value at the time of exercise, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised warrants during the first quarter 2013 to be $26,000, an increase of $9,000 from the previous value at December 31, 2012. This increase was recorded as a charge to other income (expense) in the consolidated statement of operations for the three months ended March 31, 2013. During the second quarter of 2013 certain holders of warrants exercised 1,200,778 warrants. The Company estimated the fair value of the exercised warrants during the second quarter 2013 to be $10,379,000, an increase of $3,705,000 from the previous value at March 31, 2013. This increase was recorded as a charge to other income (expense) in the consolidated statement of operations for the three months ended June 30, 2013. During the third quarter of 2013 there were no warrants exercised subject to fair value re-measurement.

TearLab Corporation

In addition, the Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the remaining warrants as of September 30, 2013 to be $8,355,000, an increase of $5,707,000 from the previous value at December 31, 2012, including an increase of $2,295,000 for the three months ended March 31, 2013, an increase of $3,030,000 for the three months ended June 30, 2013 and an increase of $382,000 for the three months ended September 30, 2013. These amounts were recorded as a charge to other income (expense) in the condensed consolidated statement of operations for the three and nine months ended September 30, 2013, the primary driver of this change being a change in Black-Scholes valuation inputs for our increased stock price.

Other

Other expense for the three and nine months ended September 30, 2013 and 2012 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources

(in thousands)

	September 30,	December 31,
	2013	2012	Change

Cash and cash equivalents	$41,974	$15,437	$26,537
Percentage of total assets	78%	64%

Working capital	$34,207	$9,341	$24,866

Financial Condition

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	whether government and third-party payers agree to reimburse the TearLab Osmolarity System;
●	whether eye care professionals engage in the process of obtaining their CLIA waiver certification;
●	the costs and timing of building the infrastructure to market and sell the TearLab® Osmolarity System;
●	the cost and results of continuing development of the TearLab Osmolarity System;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the effect of competing technological and market developments; and
●	our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the US dollar and Australian dollar may be material. In the 12 months ended September 30, 2013, the exchange rate incurred to purchase Australian dollars to pay our Australian supplier fluctuated from $0.89 USD to $1.06 USD per $1.00 AUD.

TearLab Corporation

At the present time, our only product is the TearLab Osmolarity System, and although we have received 510(k) approval from the FDA and a CLIA waiver approval from the FDA, at this time we do not know when we can expect to begin to generate significant revenues from the TearLab Osmolarity System in the United States to support our operating needs and to become cash flow positive

We believe that we have sufficient funding to meet operational needs until the Company becomes cash flow positive from operations but if we are not able to achieve a cash positive operating position in the future we may need to raise additional funds, and our prospects for obtaining that capital are uncertain. Additional capital may not be available on terms favorable to us, or at all. In addition, future financings could result in significant dilution of existing stockholders.

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

Changes in Cash Flows

	Nine months ended September 30, (in thousands)
	2013	2012	Change
Cash used in operating activities	$(8,966)	$(6,054)	$(2,912)
Cash used in investing activities	(2,490)	(324)	(2,166)
Cash provided by financing activities	37,993	21,930	16,063
Net increase in cash and cash equivalents during the period	$26,537	$15,552	$10,985

Cash Used in Operating Activities

Net cash used to fund our operating activities during the nine months ended September 30, 2013 was $8,966,000.  Net loss during the nine month period was $24,837,000. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation and changes in the fair value of warrant obligations in the aggregate total of $16,330,000.

The net change in working capital and non-current asset balances related to operations for the nine months ended September 30, 2013 and 2012 consists of the following:

Cash provided (used)	Nine months ended September 30, (in thousands)
	2013	2012
Amounts receivable, net	$(2,512)	$(413)
Inventory	903	(844)
Prepaid expenses and other assets	(12)	(11)
Accounts payable	(162)	245
Accrued liabilities	1,324	217
	$(459)	$(806)

TearLab Corporation

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 was $2,490,000 and $324,000, respectively, to acquire fixed assets, primarily related to the Company’s annual test card commitment programs or its high volume large multi doctor practice programs.

Cash Provided by Financing Activities

During the nine months ended September 30, 2013, the Company issued 1,043,270 shares of common stock as a result of the exercise of 1,219,086 warrants for gross proceeds of $387,000. In addition, 138,026 shares of common stock were issued as a result of the exercise of options for gross proceeds of $296,000. During the nine months ended September 30, 2013, the Company issued common stock in an underwritten public offering generating net proceeds of $37,310,000.

During the nine months ended September 30, 2012, the Company issued 1,765,497 shares of common stock as a result of the exercise of 1,772,968 warrants for gross proceeds of $3,262,000. In addition, 18,756 shares of common stock were issued as a result of the exercise of options for gross proceeds of $41,000.  During the nine months ended September 30, 2012, the Company issued common stock in a public offering funding for $12,420,000, and a registered direct offering funding for $7,925,000 offset by costs paid in the nine months ended September 30, 2012 of $1,718,000

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

There were no significant changes during the nine months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2013 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2013 included in Item 1.

TearLab Corporation

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in Euros and pounds sterling, while a minor portion of our expenses are in Canadian dollars, Australian dollars and Pounds sterling. Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, Euro or Pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, Euro or Pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars, Australian dollars, Euros and Pound sterling to meet short term operating requirements. Based on the balances in the Canadian dollar, Australian dollar, Euro and Pound sterling denominated bank accounts at September 30, 2013, hypothetical increases of $0.01 in the value of the Canadian dollar, the Australian dollar, the Euro and the Pound sterling in relation to the U.S. dollar would impact our results of our operations by less than $25,000. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk. We believe this will minimize our market risk. We do not use interest rate derivative transactions to manage our interest rate risk. We reduce our exposure to interest rate risk by investing in savings or money market accounts. Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income. A reduction of interest rate by 100 basis points over the 12 months ended September 30, 2013 would reduce interest income by $28,000.

ITEM 4.     CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at September 30, 2013 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

During the third quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

TearLab Corporation

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

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust.) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us.  The Manufacturing Agreement specifies minimum order quantities that will require us to purchase approximately USD $23.4 million (AUD$25.1 million) in test cards from MiniFAB for the years 2013 through the end of 2015.  Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met.  The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

The usage of test cards purchased under the minimum purchase commitment with MiniFAB is predicated upon significant increases in revenue from the TearLab products as compared to the nine months ended September 30, 2013 and prior periods. If we are not able to commercialize the TearLab® Osmolarity System sufficiently to sell the minimum order quantities required by the MiniFAB Agreement, we will be required to purchase test cards that we may be unable to use and that may become obsolete, which would have a potentially adverse effect on our financial position, results of operations and cash flows.

TearLab Corporation

Our limited working capital and history of losses have resulted in doubts as to whether we will be able to continue as a going concern.

In the years ended December 31, 2012 and the nine months ended September 30, 2013, we have prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have incurred losses in each year since our inception. Our net working capital balance at September 30, 2013 was $34.2 million, which represents a $24.9 million increase in the balance from our working capital balance of $9.3 million at December 31, 2012.

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

 We have incurred losses in each year since our inception.  As of September 30, 2013, we had an accumulated deficit of $431.7 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will successfully commercialize the TearLab Osmolarity System in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We have outstanding liabilities, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of September 30, 2013, our total liabilities were approximately $12.6 million.   Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of liability presents the following risks:

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

TearLab Corporation

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

 Since inception, we have funded our operations through debt and equity financings, including the exercise of warrants in 2012 by warrant holders, the April 2012 public offering financing, the July 2012 registered direct financing, the exercise of warrants and options in the first nine months of 2013 as well as the underwritten public offering in July 2013.  As of the date of filing of this quarterly Form 10-Q, we estimate that our cash and cash equivalents will be sufficient to meet our operating activities and other demands for at least the next 12 months. However, our prospects for obtaining additional financing are uncertain. Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

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

TearLab Corporation

Our business is subject to health care industry cost-containment measures that could result in reduced sales of our TearLab® Osmolarity System.

Most of our customers rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures which use our TearLab Osmolarity System. The continuing efforts of governmental authorities, insurance companies, and other payers of health care costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers. If third-party payer payment approval cannot be obtained by patients, use of our TearLab Osmolarity System may decline significantly and our customers may reduce or eliminate the use of our system. The cost-containment measures that health care providers are instituting, both in the U.S. and internationally, could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals. While this type of discount pricing does not currently exist for the medical systems we supply, if managed care or other organizations were able to affect discount pricing for such systems, it could result in lower prices to our customers from their customers and, in turn, reduce the amounts we can charge our customers for our products.

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

TearLab Corporation

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

TearLab Corporation

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

TearLab Corporation

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

TearLab Corporation

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

TearLab Corporation

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

TearLab Corporation

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

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. The variability in our quarterly results of operations may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including:

●	fluctuations in demand for our products;
●	changes in customer budget cycles and capital spending;
●	seasonal variations in customer operations that could occur during holiday or summer
●	vacation periods;
●	tendencies among some customers to defer purchase decisions to the end of the quarter;
●	the large unit value of our systems;
●	changes in our pricing and sales policies or the pricing and sales policies of our competitors;
●	our ability to design, manufacture and deliver products to our customers in a timely and cost effective
●	manner;
●	quality control or yield problems in our manufacturing operations;
●	our ability to timely obtain adequate quantities of the components used in our products;
●	new product introductions and enhancements by us and our competitors;
●	unanticipated increases in costs or expenses;
●	our complex, variable and, at times, lengthy sales cycle; global economic conditions; and
●	fluctuations in foreign currency exchange rates.

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

TearLab Corporation

The trading price of our common stock may be volatile due to factors unrelated to our financial results.

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

TearLab Corporation

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

 Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock.  For example, an issuance of shares of preferred stock could:

●	adversely affect the voting power of the holders of our common stock;

●	make it more difficult for a third party to gain control of us;

●	discourage bids for our common stock at a premium;

●	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

●	otherwise adverely affect the market price or our common stock.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3    . DEFAULTS UPON SENIOR SECURITIES.

There has not been any default upon our senior securities.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

1.1

Underwriting Agreement, dated as of July 24, 2013, among TearLab Corporation and Canaccord Genuity Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 25, 2013 (file no. 000-51030)).

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

TearLab Corporation

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

10.1

2002 Stock Option Plan, as amended and restated on June 7, 2013 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 6, 2012 (file no. 000-51030)).+

10.2

Form Change of Control Severance Agreement (for US executives) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)).+

10.3

Form Change of Control Severance Agreement (for Canadian executives) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)). +

10.4

Executive Employment Agreement, dated June 7, 2013, by and between the Company and Elias Vamvakas (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 7, 2013 (file no. 000-51030)). +

10.5

Offer Letter, dated September 24, 2013, by and between the Company and Joseph Jensen (incorporated by reference to Exhibit 10.1# to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2013 (file no. 000-50789)). +

10.6	Nonstatutory Stock Option Agreement, dated October 21, 2013, by and between the Company and Joseph Jensen (incorporated by reference to Exhibit 10.1# to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2013 (file no. 000-50789)). +

31.1	CEO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO’s Certification of periodic financial reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification of periodic financial reports pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TearLab Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TearLab Corp.
(Registrant)

Date: November 13, 2013	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer