Form 10-K
period 2013-12-31
TearLab Corp
filed 2014-03-17
CIK 1299139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 000-51030

TearLab Corp.
(Exact name of registrant as specified in its charter)
Delaware	59-3434771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9980 Huennekens St., Suite 100 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (858) 455-6006

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class COMMON STOCK, $0.001 PAR VALUE	Name of each exchange on which registered The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2013: $270,400,174. The Registrant has no non-voting common stock.

As of March 10, 2014, there were 33,573,735 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant to be held on June 11, 2014 are incorporated by reference into Part III of this Form 10-K.

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

TEARLAB CORPORATION

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2013

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would”, “hope", "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our future strategy, structure, and business prospects;
●	The planned commercialization of our current product;
●	The size and growth of the potential markets for our product and technology;
●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
●	Our anticipated expansion of United States and international sales and operations;
●	Our ability to obtain and protect our intellectual property and proprietary rights;
●	The results of our clinical trials;
●	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;
●	Our anticipated sales to customers in the United States.
●	Our ability to obtain reimbursement for patient testing with the TearLab System;
●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals;
●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations; and
●	Use of cash, cash needs and ability to raise capital.

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

TearLab Research, Inc.

TearLab Research, Inc., our wholly-owned subsidiary, develops technologies to enable eye care practitioners to test a wide range of biomarkers (chemistries, metabolites (i.e. glucose), genes and proteins) at the point-of-care. Commercializing that tear testing platform is now the focus of our business.

The Company's first product, the TearLab® Osmolarity System, enables the rapid measurement of tear osmolarity in the doctor's office. Osmolarity is a quantitative and highly specific biomarker that has been shown to assist in the diagnosis and disease management of DED. Based on data from the largest studies of dry eye to date, the Women’s Health Study (WHS), and the Physicians’ Health Study (PHS), and other studies, it has been estimated that about 3.23 million women and 1.68 million men, for a total of 4.91 million Americans 50 years and older have dry eye. Tens of millions more have less severe symptoms and probably a more episodic manifestation of the disease that is notable only during contact with some adverse contributing factor(s), such as low humidity or contact lens wear. The innovation of the TearLab® Osmolarity System is its ability to precisely and rapidly measure osmolarity in nanoliter volumes of tear samples, using a highly efficient and novel tear collection system at the point of care. Historically, eye care researchers have relied on expensive instruments to perform tear biomarker analysis. In addition to their cost, these conventional systems are slow, highly variable in their measurement readings, and not categorized as waived by the United States Food and Drug Administration, or FDA, under regulations promulgated under the Clinical Laboratory Improvement Amendments, or CLIA..

The TearLab® Osmolarity System consists of the following three components: (1) the TearLab disposable, which is a single-use microfluidic microchip; (2) the TearLab Pen, which is a hand-held device that interfaces with the TearLab disposable; and (3) the TearLab Reader, which is a small desktop unit that allows for the docking of the TearLab Pen and provides a quantitative reading for the operator.

In October 2008, the TearLab® Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark. In connection with the CE mark clearance, while our current focus is on developing our business in the United States, we do have agreements with numerous distributors for distribution of the TearLab® Osmolarity System in Europe and Asia.

On May 19, 2009, we announced that we received 510(k) clearance from the FDA. We submitted a CLIA waiver application for the TearLab® Osmolarity System to the FDA on May 27, 2010. On March 4, 2011, we announced that we had received a communication from the FDA that the data we submitted was not sufficient to gain approval of our CLIA waiver application. On December 5, 2011, we announced that we had received a communication from the FDA indicating that, based on a supervisory review of the Company's appeal, the FDA had granted our petition for a waiver under CLIA for the TearLab Osmolarity System. On January 23, 2012, we announced that after reviewing and accepting labeling submitted to it by the Company, the FDA had granted the waiver categorization under CLIA for the TearLab® Osmolarity System. The CLIA waiver reduces the regulatory paperwork and related administrative time for customers. In the United States, we sell directly to our customers and do not utilize distributors.

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

On September 3, 2013, the Company and Science with Vision Inc. agreed to terminate the distribution agreement including exclusive distribution rights of TearLab products and began selling directly in Canada.

Current Status and Recent Financing

On July 16, 2009, we announced that we had entered into and closed an agreement with certain investors whereby the investors agreed to provide financing, or the Financing, to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.55 million. On August 31, 2009, an additional $200,000 of financing was received by the Company to bring the aggregate total funding received to $1.75 million. In connection with the Financing, the Company issued warrants to purchase shares of common stock equal in value to ten percent of the aggregate principal amount of the notes. The exercise price of the warrants is $1.60 per common share. On June 13, 2011 the outstanding liability related to the Notes was converted to common stock. The conversion price of the Notes was $1.3186 per share. We recognized interest expense related to the Notes of $0, $0, and $95,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

On June 13, 2011, the Company issued 1,629,539 shares of its common stock and warrants to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company's outstanding July and August 2009 debt obligations in the aggregate amount of $2,149,000, with associated issuance costs of $41,000. The exercise price of the warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company's common stock on the NASDAQ stock market on July 15, 2009. The warrants have a five year life and to date no warrants have been exercised.

On June 30, 2011, the Company sold 3,846,154 shares of its common stock and warrants to purchase approximately 3,846,154 shares of its common stock for gross proceeds of approximately $7,000,000. The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and a warrant to purchase one share of common stock). The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time until June 30, 2016. During 2013, 1,571,136 warrants were exercised for gross proceeds of $676,000.

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

On September 17, 2012, the Company issued 316,779 shares of restricted stock units to its management team as settlement of an outstanding liability for previously accrued bonuses related to achievement of CLIA waiver status. The costs basis of the shares granted was $3.72, the closing price of the Company's stock on the date of grant, for a total value of $1,181,000. The shares were issued in accordance with the Company's amended 2002 Stock Incentive Plan and were fully vested on the date of grant.

On July 30, 2013, the Company closed an underwritten public offering of 2.99 million shares of its common stock at a price to the public of $13.50 per share. The Company received gross proceeds of $40,365,000, with associated costs of $3,036,000.

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

TearLab's Product

Our TearLab® Osmolarity System is an integrated testing system comprised of: (1) the TearLab disposable, which is a single-use microfluidic microchip; (2) the TearLab Pen, which is a hand-held device that interfaces with the TearLab disposable; and (3) the TearLab Reader, which is a small desktop unit that allows for the docking of the TearLab Pen and provides a quantitative reading for the operator. The innovation of the TearLab® Osmolarity System is its ability to measure precisely rapidly, and inexpensively biomarkers in nanoliter volumes of tear samples or approximately 1,000 times less volume than required for older laboratory devices.

The operator of the TearLab® Osmolarity System, most likely a technician, collects the tear sample from the patient's eye in the TearLab disposable, using the TearLab Pen. After the tear has been collected, the operator places the Pen into the Reader. The TearLab Reader then will display an osmolarity reading to the operator. Following the completion of the test, the TearLab disposable will be discarded and a new TearLab disposable will be readied for the next test. The entire process, from sample to answer, should require approximately two minutes or less to complete.

We are currently engaged in commercial manufacturing of the TearLab® Osmolarity System. In October 2008, the TearLab® Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark. In connection with the CE mark clearance, we have entered into multi-year agreements with numerous distributors for distribution of the TearLab® Osmolarity System. In December 2009, Health Canada issued a Medical Device License for the TearLab® Osmolarity System allowing us to market our product in Canada.

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

On March 4, 2011, the Company announced that it was in receipt of a communication from the FDA indicating that the data submitted by the Company was not sufficient to gain approval of its CLIA waiver categorization application for the TearLab® Osmolarity System. The Company's appealed to the FDA and on December 5, 2011, we announced that we had received a communication from the FDA indicating that, based on a supervisory review of the Company’s appeal, the FDA had granted our petition for a waiver under CLIA for the TearLab® Osmolarity System. On January 23, 2012, we announced that after reviewing and accepting labeling submitted to it by the Company, the FDA had granted the Waiver categorization under CLIA for the TearLab® Osmolarity System.

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

Tear film break-up time, or TBUT, is another test performed to evaluate tear film stability. However, it is subjective, requires a physician to instill a carefully controlled amount of fluorescein dye into the eye and requires a stopwatch to determine the endpoint. TBUT has been shown to be unreliable as a determinant of DED since shortened TBUT does not always correlate well with other signs or symptoms.

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

Principal Suppliers

We rely on two suppliers based in the United States for the manufacture of the Readers and Pens which are key components of the TearLab® Osmolarity System. We also rely on a single supplier, MiniFAB (Aust) Pty Ltd. located in Australia, for the manufacture of the test cards which is also a key component of the TearLab® Osmolarity System.

Patents and Proprietary Rights

We own or have exclusive licenses to multiple patents and applications relating to the TearLab® Osmolarity System and related technology and processes:

•	eight issued U.S. patents; relating to the TearLab® Osmolarity System and related technology and processes and have applied for a number of other patents in the United States and other jurisdictions;
•	three pending U.S. patent applications;
•

eighteen pending patent applications in countries/regions other than the United States, including six applications in Europe, four applications in Japan, three applications in Canada, two in Australia, one application in Brazil and two applications in Mexico; and

•	one granted Australian patent, one granted Chinese patent and one granted Mexican patent.

We intend to rely on know-how, continuing technological innovation and in-licensing opportunities to further develop our proprietary position. Our ability to obtain intellectual property protection for the TearLab® Osmolarity System and related technology and processes, and our ability to operate without infringing the intellectual property rights of others and to prevent others from infringing our intellectual property rights, will have a substantial impact on our ability to succeed in our business. Although we intend to seek to protect our proprietary position by, among other methods, continuing to file patent applications, the patent position of companies like TearLab is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify a proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any part of our patent applications will result in the issuance of any patents. Our issued patents, those that may be issued in the future or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop would-be competitors from marketing tests identical to the TearLab® Osmolarity System.

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

Unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA. Medical devices are classified into one of the three classes, Class I, II or III, on the basis of the controls necessary to reasonably assure their safety and effectiveness. Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to good manufacturing practices. The TearLab® Osmolarity System is a Class I, non-exempt device and qualifies for the 510(k) procedure. Under the FDA's Section 510(k) procedure, the manufacturer provides a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product, that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than does a legally marketed device. In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding substantial equivalence. On May 19, 2009, we announced that we received FDA 510(k) clearance of the TearLab® Osmolarity System.

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

CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of in vitro diagnostic tests: (1) waiver; (2) moderately complex; and (3) highly complex. The standards applicable to a clinical laboratory depend on the level of diagnostic tests it performs. A CLIA waiver is available to clinical laboratory test systems if they meet certain requirements established by the statute. Waived tests are simple laboratory examinations and procedures employing methodologies that are so simple and accurate as to render the likelihood of erroneous results negligible or to pose no reasonable risk of harm to patients if the examinations or procedures are performed incorrectly. These tests are waived from regulatory oversight of the user other than the requirement to follow the manufacturer's labeling and directions for use.

On March 4, 2011, the Company announced that it was in receipt of a communication from the FDA indicating that the data submitted by the Company was not sufficient to gain approval of its CLIA waiver categorization application for the TearLab® Osmolarity System. The Company appealed to the FDA and on December 5, 2011, we announced that we had received a communication from the FDA indicating that, based on a supervisory review of the Company's appeal, the FDA had granted our petition for a waiver under CLIA for the TearLab® Osmolarity System. On January 23, 2012, we announced that after reviewing and accepting labeling submitted to it by the Company, the FDA had granted the waiver categorization under CLIA for the TearLab® Osmolarity System.

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

Research and Development Expenditure

Our research and development expense was $1.1 million, $2.2 million and $1.3 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Employees

On December 31, 2013, we had 101 full-time employees.

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

 The TearLab® Osmolarity System is currently our only product.  Our product is currently sold outside of the United States pursuant to CE mark approval; in Canada pursuant to a Health Canada Medical Device License; and in the United States as a result of having received 510(k) approval from the U.S. Food and Drug Administration, or the FDA, to market the TearLab® Osmolarity System to those reference and physician operated laboratories with Clinical Laboratory Improvement Act, or CLIA, waiver certifications.   Even though the TearLab® Osmolarity System has received all regulatory approvals in the United States, it may never be successfully commercialized.  If the TearLab® Osmolarity System is not as successfully commercialized as expected, we may not be able to generate revenue, become profitable or continue our operations.  Any failure of the TearLab® Osmolarity System to be successfully commercialized in the United States would have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

Our near-term success is highly dependent on increasing sales of the TearLab® Osmolarity System outside the United States, and we cannot be certain that we will successfully increase such sales.

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

Our commitment to purchase minimum levels of product from our suppliers may result in the purchase of excess quantities of product if we are not able to successfully commercialize the TearLab® Osmolarity System.

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us.  The Manufacturing Agreement specifies minimum order quantities that will require us to purchase approximately USD $17.4 million (AUD$19.7 million) in test cards from MiniFAB for the years 2014 and 2015.  Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met.  The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

The usage of test cards purchased under the minimum purchase commitment with MiniFAB is predicated upon significant increases in revenue from the TearLab products as compared to the year ended December 31, 2013 and prior periods. If we are not able to commercialize the TearLab® Osmolarity System sufficiently to sell the minimum order quantities required by the MiniFab Agreement, we will be required to purchase test cards that we may be unable to use and that may become obsolete, which would have a potentially adverse effect on our financial position, results of operations and cash flows.

Our limited working capital and history of losses have resulted in doubts as to whether we will be able to continue as a going concern.

In the years ended December 31, 2013 and 2012, we have prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have incurred losses in each year since our inception. Our net working capital balance at December 31, 2013 was $34.3 million, which represents a $25.0 million increase in the balance from our working capital of $9.3 million at December 31, 2012.

Although current levels of cash flows are negative, management believes the Company's existing cash will be sufficient to cover its operating and other cash demands for at least the next 12 months.

 Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

 We have incurred losses in each year since our inception.  As of December 31, 2013, we had an accumulated deficit of $435.7 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We have outstanding liabilities, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of December 31, 2013, our total liabilities were approximately $8.6 million.   Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our liabilities present the following risks:

●

our liabilities increase our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

●

our liabilities could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow money for operations or capital in the future and implement our business strategies; and

●

our liabilities may restrict us from raising additional funds on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements.

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

 Since inception, we have funded our operations through debt and equity financings, including the 2009 convertible secured debt financings, the 2010 private placement and registered direct common stock financings and the 2011 private placement financings, the exercise of warrants in March 2012 by warrant holders, the April 2012 public offering financing,the July 2012 registered direct financing, and underwritten public offering of common stock in July 2013.As of the date of filing of this quarterly Form 10-K, we estimate that our cash and cash equivalents will be sufficient to meet our operating activities and other demands for at least the next 12 months. However, our prospects for obtaining additional financing are uncertain. Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

We will face challenges in bringing the TearLab® Osmolarity System to market in the United States and may not succeed in executing our business plan.

 There are numerous risks and uncertainties inherent in the development of new medical technologies.  In addition to our requirement for additional capital, our ability to bring the TearLab® Osmolarity System to market in the United States and to execute our business plan successfully is subject to the following risks, among others:

●

Our clinical trials may not succeed.  Clinical testing is expensive and can take longer than originally anticipated.  The outcomes of clinical trials are uncertain, and failure can occur at any stage of the testing.   We could encounter unexpected problems, which could result in a delay in efforts to complete clinical trials supporting our commercialization efforts.

●

The TearLab® Osmolarity System is rated under a CLIA waiver certification which requires our customers to be certified under the CLIA waiver requirements to be reimbursed under Medicare, including certain parallel state requirements. If our customers are unwilling or unable to comply with such requirements, it could have an adverse effect on their acceptance of and on our ability to market the TearLab® Osmolarity System in the United States.

●

Our suppliers and we will be subject to numerous FDA requirements covering the design, testing, manufacturing, quality control, labeling, advertising, promotion and export of the TearLab® Osmolarity System and other matters.  If our suppliers or we fail to comply with these regulatory requirements, the TearLab® Osmolarity System could be subject to restrictions or withdrawals from the market and we could become subject to penalties.

●

Even though we successfully obtained the sought-after FDA approvals, we may be unable to commercialize the TearLab® Osmolarity System successfully in the United States.  Successful commercialization will depend on a number of factors, including, among other things, achieving widespread acceptance of the TearLab® Osmolarity System among physicians, establishing adequate sales and marketing capabilities, addressing competition effectively, the ability to obtain and enforce patents to protect proprietary rights from use by would-be competitors, key personnel retention and ensuring sufficient manufacturing capacity and inventory to support commercialization plans.

Our business is subject to health care industry cost-containment measures that could result in reduced sales of our TearLab® Osmolarity System.

Most of our customers rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures which use our TearLab® Osmolarity System. The continuing efforts of governmental authorities, insurance companies, and other health care payers to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers. If patients cannot obtain third-party payer payment approval, the use of our TearLab® Osmolarity System may decline significantly and our customers may reduce or eliminate the use of our system. The cost-containment measures that health care providers are instituting, both in the U.S. and internationally, could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals. While this type of discount pricing does not currently exist for the medical systems we supply, if managed care or other organizations were able to affect discount pricing for such systems, it could result in lower prices to our customers from their customers and, in turn, reduce the amounts we can charge our customers for our products.

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

If the government initiated any of these enforcement actions, our business could be harmed.

We are required to demonstrate and maintain compliance with the FDA's Quality System Regulation, or the QSR.  The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products.  The FDA must determine that the facilities which manufacture and assemble our products that are intended for sale in the United States, as well as the manufacturing controls and specifications for these products, are compliant with applicable regulatory requirements, including the QSR.  The FDA enforces the QSR through periodic unannounced inspections. The FDA has not yet inspected our facilities, and we cannot assure you that we will pass any future FDA inspection.  Our failure, or the failure of our suppliers, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our product, civil or criminal penalties or other sanctions, which would significantly harm our available inventory and sales and cause our business to suffer.

If we are unable to fully comply with federal and state "fraud and abuse laws," we could face substantial penalties, which may adversely affect our business, financial condition and results of operations.

We are subject to various laws pertaining to health care fraud and abuse, including the U.S. Anti- Kickback Statute, physician self-referral laws (the "Stark Law"), the U.S. False Claims Act, the U.S. False Statements Statute, the Physician Payment Sunshine Act, and state law equivalents to these U.S. federal laws, which may not be limited to government-reimbursed items and may not contain identical exceptions. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal and state health care programs, including Medicare and Medicaid, and the curtailment or restructuring of operations. Any action against us for violation of these laws could have a significant impact on our business. In addition, we are subject to the U.S. Foreign Corrupt Practices Act. Any action against us for violation by us or our agents or distributors of this act could have a significant impact on our business.

If we fail to comply with contractual obligations and applicable laws and regulations governing the handling of patient identifiable medical information, we could suffer material losses or be adversely affected by exposure to material penalties and liabilities.

Many, if not all of our customers, are covered entities under the Health Insurance Portability and Accountability Act of August 1996 or HIPAA. As part of the operation of our business, we provide reimbursement assistance to certain of our customers and as a result we act in the capacity of a business associate with respect to any patient-identifiable medical information, or PHI, we receive in connection with these services. We and our customers must comply with a variety of requirements related to the handling of patient information, including laws and regulations protecting the privacy, confidentiality and security of PHI. The provisions of HIPAA require our customers to have business associate agreements with us under which we are required to appropriately safeguard the PHI we create or receive on their behalf. Further, we and our customers are required to comply with HIPAA security regulations that require us and them to implement certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic PHI, or EPHI. We are required by regulation and contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations. To comply with our regulatory and contractual obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements. If we, or any of our employees or consultants, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, we and/or our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers. Under the HITECH Act and recent omnibus revisions to the HIPAA regulations, we are directly subject to HIPAA's criminal and civil penalties for breaches of our privacy and security obligations and are required to comply with security breach notification requirements. The direct applicability of the HIPAA privacy and security provisions and compliance with the notification requirements requires us to incur additional costs and may restrict our business operations.

Our patents may not be valid, and we may not obtain and enforce patents to protect our proprietary rights from use by would-be competitors.  Companies with other patents could require us to stop using or pay to use required technology.

 Our owned and licensed patents may not be valid, and we may not obtain and enforce patents and to maintain trade secret protection for our technology.  The extent to which we are unable to do so could materially harm our business.

We have applied for, and intend to continue to apply for, patents relating to the TearLab® Osmolarity System and related technology and processes.  Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide adequate protection from competition.  Furthermore, it is possible that patents issued or licensed to us may be challenged successfully.  In that event, if we have a preferred competitive position because of any such patents, any preferred position would be lost.  If we are unable to secure or to continue to maintain a preferred position, the TearLab® Osmolarity System could become subject to competition from the sale of generic products.

Patents issued or licensed to us may be infringed by the products or processes of others.  The cost of enforcing patent rights against infringers, if such enforcement is required, could be significant and the time demands could interfere with our normal operations.  There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical, biotechnology and medical technology industries.  We could become a party to patent litigation and other proceedings.  The cost to us of any patent litigation, even if resolved in our favor, could be substantial.  Some of our would-be competitors may sustain the costs of such litigation more effectively than we can because of their greater financial resources.  Litigation also may absorb significant management time.

Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our future scientific and commercial success.  Although we attempt, and will continue to attempt, to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with corporate partners, collaborators, employees and consultants and other appropriate means, these measures may not effectively prevent disclosure of our proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information.

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

 The testing, manufacturing, marketing and sale of therapeutic and diagnostic products entail significant inherent risks of allegations of product liability.  Our past use of the RHEO™ System and the components of the SOLX Glaucoma System in clinical trials and the commercial sale of those products may have exposed us to potential liability claims.  Our use of the TearLab® Osmolarity System and its commercial sale could also expose us to liability claims.  All of such claims might be made directly by patients, health care providers or others selling the products.  We carry clinical trials and product liability insurance to cover certain claims that could arise, or that could have arisen, during our clinical trials or during the commercial use of our products.  We currently maintain clinical trials and product liability insurance with aggregate annual coverage limits of $2,000,000.  Such coverage, and any coverage obtained in the future, may be inadequate to protect us in the event of successful product liability claims, and we may not increase the amount of such insurance coverage or even renew it.  A successful product liability claim could materially harm our business.  In addition, substantial, complex or extended litigation could result in the incurrence of large expenditures and the diversion of significant resources.

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

Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time, in which case our sales and operating results would suffer.  The success of our new product offerings will depend on several factors, including our ability to:

●	properly identify and anticipate customer needs;
●	commercialize new products in a cost-effective and timely manner;
●	manufacture and deliver products in sufficient volumes on time;
●	obtain and maintain regulatory approval for such new products;
●	differentiate our offerings from competitors' offerings;
●	achieve positive clinical outcomes; and
●	provide adequate medical and/or consumer education relating to new products.

 Moreover, innovations generally will require a substantial investment in research and development before we can determine the commercial viability of these innovations and we may not have the financial resources necessary to fund these innovations.  In addition, even if we successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

We rely on a single supplier of each of the key components of the TearLab® Osmolarity System and are vulnerable to fluctuations in the availability and price of our suppliers' products and services.

We purchase each of the key components of the TearLab® Osmolarity System from single third-party suppliers.  Our supplier may not provide the components or other products needed by us in the quantities requested, in a timely manner or at a price we are willing to pay.  In the event we were unable to renew our agreements with our supplier or they were to become unable or unwilling to continue to provide important components in the required volumes and quality levels or in a timely manner, or if regulations affecting the components were to change, we would be required to identify and obtain acceptable replacement supply sources.  We may not be able to obtain alternative suppliers or vendors on a timely basis, or at all, which could disrupt or delay, or halt altogether, our ability to manufacture or deliver the TearLab® Osmolarity System.  If any of these events should occur, our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

If we lose key personnel, or we do not attract and retain highly qualified personnel on a cost-effective basis, it would be more difficult for us to manage our existing business operations and to identify and pursue new growth opportunities.

Our success depends, in large part, upon our ability to attract and retain highly qualified scientific, clinical, manufacturing and management personnel.  In addition, any difficulties in retaining key personnel or managing this growth could disrupt our operations.  Future growth will require us to continue to implement and improve our managerial, operational and financial systems, and to continue to recruit, train and retain, additional qualified personnel, which may impose a strain on our administrative and operational infrastructure.  The competition for qualified personnel in the medical technology field is intense.  We are highly dependent on our continued ability to attract, motivate and retain highly qualified management, clinical and scientific personnel.

Due to our limited resources, we may not effectively recruit, train and retain additional qualified personnel.  If we do not retain key personnel or manage our growth effectively, we may not implement our business plan effectively.

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

We expect that we will seek to raise additional capital from time to time in the future. Such financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition, our ability to continue as a going concern and would be expected to result in a decline in our stock price. If we consummate such financings, the terms of such financings may adversely affect the interests of our existing stockholders. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Our financial results may vary significantly from year-to-year due to a number of factors, which may lead to volatility in the trading price of our common stock.

Our annual revenue and results of operations have varied in the past and may continue to vary significantly from year-to-year. The variability in our annual results of operations may lead to volatility in our stock price as research analysts and investors respond to these annual fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including:

●	fluctuations in demand for our products;
●	changes in customer budget cycles and capital spending;
●	seasonal variations in customer operations that could occur during holiday or summer vacation periods;
●	tendencies among some customers to defer purchase decisions to the end of the quarter;
●	the large unit value of our systems;
●	changes in our pricing and sales policies or the pricing and sales policies of our competitors;
●	our ability to design, manufacture and deliver products to our customers in a timely and cost effective manner;
●	quality control or yield problems in our manufacturing operations;
●	our ability to timely obtain adequate quantities of the components used in our products;
●	new product introductions and enhancements by us and our competitors;
●	unanticipated increases in costs or expenses;
●	our complex, variable and, at times, lengthy sales cycle;
●	global economic conditions; and
●	fluctuations in foreign currency exchange rates.

In addition, we may experience seasonal variations in our customer operations such as could occur during holiday vacation periods. For example, one of our principal target markets consists of private ophthalmic and optometric practices, and our operating results in the quarter ending September 30 of each fiscal year could be adversely affected by summer vacation periods. The foregoing factors, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. We expect that our sales will continue to fluctuate on a quarterly basis and our financial results for some periods may differ from those projected by securities analysts, which could significantly decrease the price of our common stock.

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

 In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies.  Broad market and industry factors may seriously affect the market price of our stock, regardless of actual operating performance.  In the past, securities class action litigation often follows periods of volatility in the overall market and market price of a particular company's securities. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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

If you hold warrants, you will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but you will be subject to all changes affecting our common stock.  You will have rights with respect to our common stock only if you receive our common stock upon exercise of the warrants and only as of the date when you become a record owner of the shares of our common stock upon such exercise.  For example, if a proposed amendment to our charter or bylaws requires stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the date that you are deemed to be the owner of the shares of our common stock due upon exercise of your warrants, you will not be entitled to vote on the amendment; although, you will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.

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

ITEM 2.     Properties.

Our world-wide headquarters, located in San Diego, California, occupies approximately 14,700 square feet of commercial and industrial space. We use this space for administrative, sales, marketing, research and development, and finance activities. The current arrangement extends to June 30, 2018. The total future minimum obligation under this lease is $222,000 for 2014.

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

	Common Stock Prices
	Fiscal 2013				Fiscal 2012
	High		Low		High		Low
NASDAQ Capital Market

First Quarter		$7.05		$4.11		$3.89		$1.07
Second Quarter		12.97		6.59		4.88		2.75
Third Quarter		15.18		10.53		4.10		3.07
Fourth Quarter		12.39		8.31		4.78		3.65
TSX
First Quarter	C$	7.21	C$	4.13	C$	3.85	C$	1.10
Second Quarter		13.25		6.70		4.62		2.84
Third Quarter		15.30		10.89		3.98		3.10
Fourth Quarter		12.61		9.00		4.70		3.77

The closing share price for our common stock on March 10, 2014 as reported by NASDAQ, was $7.70. The closing share price for our common stock on March 10, 2014, as reported by TSX, was C$8.84.

As of March 10, 2014, there were approximately 90 stockholders of record of our common stock.

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

Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock to the cumulative return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Medical Equipment Index for the period beginning December 31, 2008, and ending on December 31, 2013. The graph assumes that $100 was invested on December 31, 2008, and assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed ''filed'' for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of TearLab Corp. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.     Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements, the related notes thereto and the information contained in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of income data, consolidated balance sheet data, and consolidated other data set forth below as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods; the risk factors set forth in Part I, Item 1A, "Risk Factors," of this report also discuss material uncertainties that could cause the data reflected below not to be indicative of our future financial condition or results of operations. We declared no cash dividends during the periods presented.

	Year Ended December 31,
	2009	2010	2011	2012	2013

	(in thousands, except per share data)
Consolidated Statements of Comprehensive Loss Data:
Revenue	$869	$1,701	$2,124	$3,960	$14,645
Cost of goods sold	568	849	1,626	2,295	8,146
Gross profit	301	852	498	1,665	6,499
Operating expenses
Amortization of intangible assets	1,215	1,215	1,215	1,215	1,215
General and administrative	3,245	3,753	3,842	4,770	8,942
Clinical, regulatory and research and development	1,121	1,365	1,304	2,241	1,095
Sales and marketing	646	1,463	2,195	5,471	13,021
Total operating expenses	6,227	7,796	8,556	13,697	24,273
Other income (expense), net	(362)	261	(751)	(7,280)	(11,216)
Loss from operations before income taxes	(6,288)	(6,683)	(8,809)	(19,312)	(28,990)
Recovery of income taxes	1,903	—	—	—	—
Net loss	$(4,385)	$(6,683)	$(8,809)	$(19,312)	$(28,990)
Per Share Data:
Net loss per share — basic and diluted	$(0.44)	$(0.47)	$(0.50)	$(0.76)	$(0.94)
Weighted average number of shares used in per share calculations — basic and diluted	9,855	14,098	17,745	25,490	30,759

	As of December 31,
	2009	2010	2011	2012	2013

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$106	$2,726	$2,807	$15,437	$37,778

Working capital (deficiency)	(2,132)	420	(767)	9,341	34,297

Total assets	9,733	11,535	10,538	24,139	49,957

Convertible notes payable and accrued interest (including current portion due to stockholders)	1,281	1,697	28	—	—
Total liabilities	2,976	3,658	5,018	9,295	8,589

Common stock	10	15	20	29	33
Additional paid-in capital	378,790	386,588	393,035	421,662	477,172
Accumulated deficit	(372,043)	(378,726)	(387,535)	(406,847)	(435,837)
Total stockholders' equity	6,757	7,877	5,520	14,844	41,368

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

In October 2008, the TearLab® Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark. In connection with the CE mark clearance, we have entered into multi-year agreements with numerous distributors for distribution of the TearLab® Osmolarity System. Currently, we have signed distribution agreements in each of the following countries: Spain, Germany, France, Turkey, Ukraine, Bulgaria, Belgium, Netherlands, Switzerland, Finland, Sweden, Denmark, Norway, South Korea, Australia, Russia, Hungary, Greece, Slovakia, Argentina, the Czech Republic, a sales representation agreement in Japan and we sell directly to the customer in the United Kingdom.

On May 19, 2009, we announced that we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA. The 510(k) clearance allows us to market the TearLab® Osmolarity System to those reference and physician operated laboratories with CLIA certifications allowing them to perform moderate and high complexity tests. Considering that most of our target customers currently are eye care practitioners without such certifications, it was necessary that we obtained a CLIA waiver from the FDA for the TearLab® Osmolarity System as well as assisting our customers in obtaining their CLIA certification. A CLIA waiver greatly reduces the regulatory compliance for our customers.

On January 23, 2012, we announced that after we submitted labeling to the FDA, it reviewed and accepted such labeling, and granted the waiver categorization under CLIA for the TearLab® Osmolarity System.

On October 19, 2010 we announced that a unique new Current Procedural Terminology, or CPT, code that will apply to the TearLab Osmolarity test had been published by the American Medical Association, or AMA. The new code became effective January 1, 2011. The new CPT code for the TearLab Osmolarity test is: 83861; Microfluidic analysis utilizing an integrated collection and analysis device, tear osmolarity (For microfluidic tear osmolarity of both eyes, report 83861 twice). This code falls under the Chemistry sub-section of the Pathology and Laboratory section of the CPT Codebook and was listed under the 2010 Clinical Laboratory Fee Schedule by the Centers for Medicare and Medicaid Services, or CMS. Reimbursement by CMS was set at $24.01 per eye and was only available for offices that had a Moderate Complex CLIA certificate. Under the 2011 Clinical Laboratory Fee Schedule listed by CMS the reimbursement rate was reduced to $23.58 and was applicable to a majority of states in the U.S. On December 13, 2011, we announced that CMS published instructions for updates to the clinical laboratory fee schedule for 2012, including a revised reimbursement rate for the TearLab® Osmolarity Test, effective January 1, 2012. The payment code of 83861 that currently applies to the TearLab Osmolarity Test will be cross-walked or paired with code 84081. At current 2014 reimbursement rates, payment code 83861 would be reimbursed in every state by CMS at $22.54 per eye. This decision by CMS provides level reimbursement for and equal access to the TearLab Osmolarity Test across all of the United States, which was not the case in 2011.

Our success is highly dependent on our ability to increase sales of our testing platform in the United States as well as Europe and other countries recognizing the CE mark and in Canada where we have a Medical Device License. Meeting these objectives requires that we have sufficient capital to fund our operations. While our cash of $37.8 million as of December 31, 2013 may be insufficient to fund our long-term planned operations and our ability to generate increased revenues is uncertain, management believes that we have sufficient cash to fund our operations at current levels for at least the next 12 months. In spite of having adequate funding at this time we continue to evaluate various financing possibilities. If our revenues do not increase sufficiently to meet operational needs, we would be required to raise additional capital to fund our operations.

RESULTS OF OPERATIONS

Revenues, Cost of Goods Sold and Gross Margin

For the years ended December 31,

(in thousands)

	2013	Change	2012	Change	2011
Revenue	$14,645	270%	$3,960	86%	$2,124
Cost of goods sold	$8,146	255%	$2,295	41%	$1,626
Gross margin	$6,499	290%	$1,665	234%	$498

Percentage of total revenues	44%		42%		23%

Revenues

TearLab revenue consists of sales of the TearLab® Osmolarity System, which is a hand-held tear film test for the measurement of tear osmolarity, a quantitative and highly specific biomarker that has shown to correlate with dry eye disease "DED").

The TearLab® Osmolarity System consists of the following three components: (1) the TearLab disposable, which is a single-use microfluidic lab test card; (2) the TearLab pen, which is a hand-held device that interfaces with the TearLab disposable; and (3) the TearLab reader, which is a small desktop unit that allows for the docking of the TearLab disposable and the TearLab pen and provides a quantitative reading for the operator.

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

TearLab revenue increased by $10,685,000 or 270% for the year ended December 31, 2013 as compared to the prior year. The increase is primarily driven from test card sales volume representing $10,489,000 of the total increase from the prior year. Test card volume increase is consistent with the significant increase of new customers signed onto the Company's annual test card commitment programs and its high volume large multi-doctor practice programs for domestic customers.

TearLab revenue increased by $1,836,000 or 86% for the year ended December 31, 2012 as compared to the prior year period. The increase is primarily driven from domestic sales growth in the United States following the receipt of a CLIA waiver certificate for the TearLab® Osmolarity System in early 2012.

Cost of Goods Sold

TearLab cost of sales includes costs of goods sold, depreciation, warranty, and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab® Osmolarity System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab cost of sales for the year ended December 31, 2013 increased by $5,851,000 or 255% compared to the prior year primarily due to the increase in sales volume of TearLab test cards, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs.

TearLab cost of sales for the year ended December 31, 2012 increased by $669,000 or 41% compared to the prior year primarily due to the increase in domestic sales and partially offset by the inclusion of an excess inventory reserve provision charge of $490,000 included in the cost of sales in the prior year.

Gross Margin

TearLab gross margin for the year ended December 31, 2013 increased by $4,834,000 or 290% compared to the prior year. The increase is mainly due to higher sales volume. The gross margin percentage of revenue for the year ended December 31, 2013 was 44% as compared to 42% for the prior year fiscal period which is primarily due to lower cost associated with test cards sold during the year due to a weakening Australian dollar at the time of purchasing test card inventory.

TearLab gross margin for the year ended December 31, 2012 increased by $1,167,000 or 234% compared to the prior year. The increase is mainly due to higher sales volume and a non-recurring excess inventory reserve provision charge of $490,000 included in the cost of sales in the prior year. The gross margin percentage of revenue for the year ended December 31, 2013 was 42% as compared to 23% for the prior year fiscal period which is primarily due to the impact of the non-recurring excess inventory reserve provision charge of $490,000 included in the cost of sales in the prior year coupled with an increase in domestic sales from annual test card commitment programs whereby upfront costs reduce initial margins related to these contracts.

Operating Expenses

For the years ended December 31,

(in thousands)

	2013	Change	2012	Change	2011
Amortization of intangible assets	$1,215	0%	$1,215	0%	$1,215
General and administrative	8,942	87%	4,770	24%	$3,842
Clinical, regulatory and research and development	1,095	(51% )	2,241	72%	1,304
Sales and marketing	13,021	138%	5,471	149%	2,195
Total operating expenses	$24,273	77%	$13,697	60%	$8,556

Amortization of Intangible Assets

Amortization expense of intangible assets remained unchanged for the years ended December 31, 2013, 2012, and 2011, as there were no adjustments to the Company's cost basis or estimated useful life of the underlying assets.

General and Administrative Expenses

For the year ended December 31, 2013, general and administrative expenses increased by $4,172,000 or 87% as compared with the prior year, primarily due to an increase of $957,000 in employee salary expense driven by a 95% increase in headcount, an increase of $1,309,000 in stock-based compensation expense related to options granted to new employees and the board of directors, an increase of $1,054,000 in professional fees and legal costs, an increase of $432,000 in administrative expenses, travel and public company costs and a $168,000 increase for director fees in the current year.

For the year ended December 31, 2012, general and administrative expenses increased by $928,000 or 24% as compared with the prior year, primarily due to an increase of $641,000 in employee salary expense which included a non-recurring CLIA bonus accrual of $445,000, an increase of $188,000 in stock-based compensation expense, an increase of $65,000 in fees related to corporate activities and an increase of $21,000 in administrative expenses.

Clinical, Regulatory and Research and Development

For the year ended December 31, 2013, clinical, regulatory and research and development expenses decreased by $1,146,000 or 51%, as compared with the prior year. The decrease was mainly due to a $289,000 decrease in professional and legal fees, $201,000 decrease in stock-based compensation expense due to the conclusion of the option service vesting period in the prior year, $360,000 lower employee costs primarily due to the inclusion of a CLIA bonus accrual in the prior year, and a decrease of $261,000 in clinical trial and development costs over the prior year.

For the year ended December 31, 2012, clinical, regulatory and research and development expenses increased by $937,000 or 72%, as compared with the prior year. The increase was mainly due to an increase of $281,000 in stock-based compensation expense, $381,000 increase in employee related costs (including a non-cash CLIA bonus accrual increase of $346,000 related to the increased market value of TearLab's shares), increased product development costs of $376,000, increased clinical trial costs in 2012 of $48,000, offset by lower professional fees of $162,000 regarding regulatory and clinical activities.

Sales and Marketing Expenses

For the year ended December 31, 2013, sales and marketing expenses increased by $7,550,000 or 138% as compared with the prior year. The increase is attributable to a $3,773,000 increase in employee costs driven by an increase of 117% in headcount and business development costs, $818,000 increase in travel costs associated with the increased market penetration of the TearLab product in the United States, $918,000 increase in marketing and advertising expense, $1,188,000 of increased stock-based compensation expense and $367,000 increase in bad debt expense in addition to a distribution contract termination charge in September 2013 of $190,000 to Science with Vision Inc., a related party.

For the year ended December 31, 2012, sales and marketing expenses increased by $3,276,000 or 149% as compared with the prior year. The increase is attributable to a $1,391,000 increase in employee salary expense which included a non-recurring CLIA bonus accrual of $296,000 and was primarily driven by the transition from a contracted sales force to an internal TearLab sales team, an increase of $481,000 in stock-based compensation expense, $322,000 increase in travel costs, $1,027,000 increase in marketing and advertising expense and increased administrative costs of $52,000 consistent with increased commercialization efforts in the United States.

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

Other Income (Expense), Net

For the years ended December 31,

(in thousands)

	2013	Change	2012	Change	2011
Interest income	$35	17%	$30	400%	$6
Changes in fair value of warrant obligation	(11,105)	(52)%	(7,296)	(7862)%	94
Warrant issue costs	—	0%	—	100%	(303)
Interest expense	—	0%	—	100%	(95)
Amortization of deferred financing charges and beneficial conversion features	—	100%	—	100%	(402)
Other, net expense	(146)	(943)%	(14)	73%	(51)
	$(11,216)	(55)%	$(7,280)	(869)%	$(751)

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents. The fluctuations in interest income during years ended December 31, 2013, 2012 and 2011, are due to fluctuations in the Company's average cash and variations in average interest rates.

Changes in Fair Value of Warrant Obligation

The Company recorded expense related to changes in the fair value of warrant obligations of $11,105,000 and $7,296,000 for the years ended December 31, 2013 and 2012, respectively, while recording income of $94,000 for the year ended December 31, 2011.

During the year ended December 31, 2013 certain holders of 2011 Warrants exercised 1,571,136 warrants. The Company received $693,000 in proceeds from these exercises. The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $13,297,000, an increase of $8,620,000 from the previous value at December 31, 2012 of $4,677,000. The fair value was determined using the Black- Scholes Merton option pricing model and the increase was recorded as an expense in other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2013.

During the year ended December 31, 2012, certain holders of 2011 Warrants exercised 1,750,469 warrants. The Company received $3,262,000 in proceeds from these exercises. The Company estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $4,014,000, an increase of $2,668,000 from the previous value at December 31, 2011 of $1,346,000. The fair value was determined using the Black-Scholes Merton option pricing model with the following weighted average assumptions for volatility of 97%, 4.3 years expected life and a risk free rate of 0.85%. This increase was recorded as an expense in other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2012. There were no similar warrant exercises for the year ended December 31, 2011.

In addition, the Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the remaining warrants as of December 31, 2013 to be $4,046,000, an increase of $2,485,000 from the previous value at December 31, 2012. These amounts were recorded as a charge to other income (expense) in the consolidated statement of comprehensive loss for the year ended December 31, 2013, the primary driver of this change being a change in Black-Scholes Merton option pricing model valuation inputs for our increased stock price.

An increase of $3,282,000 and a decrease of $94,000 at December 31, 2012 and 2011, respectively, in the fair value of warrant obligations are recorded in other income expense for the years ended December 31, 2012 and 2011, respectively.

Interest Expense

In the third quarter of 2009, the Company closed an agreement with certain investors whereby the investors agreed to provide financing, or the Financing, to the Company through the purchase of convertible secured notes, in the aggregate amount of $1.75 million.  The convertible secured notes, or the Notes, evidencing the Financing, were to mature on the second anniversary of their issuance, bearing interest at a rate of 12% per annum and were convertible into shares of the Company's common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to maturity. On June 13, 2011, the Notes were converted to common stock, with interest expense of $0, $0, and $95,000 recorded for the years ended December 31, 2013, 2012, and 2011, respectively.

Amortization of Deferred Finance Charges and Beneficial Conversion Features

As a result of the financing that the Company completed in July and August 2009, or the Financing, and which resulted in the purchase of $1.75 million in convertible secured notes by the investors, or the Notes, investors were in a position to convert the Notes at a conversion price of $1.3186 per share at a time when the common shares of the Company were trading at $1.75 (July 15th) and $1.70 (August 31st) providing them with a beneficial conversion feature. The Company valued this feature at $728,000 and the amortization of this amount was expensed over the term of the Notes until conversion in June 2011. As such, amortization expense for the years ended December 31, 2013, 2012, and 2011 was $0, $0 and $314,000, respectively.

Investors in the Financing received 109,375 warrants at an exercise price of $1.60 upon conversion of the Notes. The Company valued these warrants using the Black-Scholes Merton option pricing model at a value of $163,000. The amortization of this amount was recorded over the term of the Notes until they were converted in June 2011 and amounted to $0, $0 and $69,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Issuance costs of the Financing totaled $87,000 and have been allocated to cost of equity and to deferred finance charges. The amortization of deferred finance charges was recorded over the term of the Notes until they were converted in June 2011 and amounted to $0, $0 and $19,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Other Income (Expense)

Other expense for the years ended December 31, 2013, 2012 and 2011consists primarily of foreign exchange gains and losses, based on fluctuations of the Company's foreign denominated currencies.

Liquidity and Capital Resources

	As of December 31, ($ in thousands)

	2013	2012
Cash and cash equivalents	$37,778	$15,437
Percentage of total assets	76%	64%
Working capital	$34,297	$9,341

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	whether government and third-party payers agree to reimburse the TearLab® Osmolarity System;

●	whether eye care professionals engage in the process of obtaining their CLIA waiver certification;

●	the costs and timing of building the infrastructure to market and sell the TearLab Osmolarity System;

●	the cost and results of continuing development of the TearLab® Osmolarity System;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the effect of competing technological and market developments and

●

Our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the U.S. dollar and Australian dollar may be material. For example, in 2013 we purchased Australian dollars to pay to our Australian supplier and the exchange rate between the U.S. and Australian dollar fluctuated from $0.89 USD to $1.05 USD per $1.00 AUD.

At the present time, our only product is the TearLab® Osmolarity System, and although we have received 510(k) approval from the FDA and a CLIA waiver approval from the FDA, at this time, we do not know when we can expect to begin to generate significant revenues from the TearLab® Osmolarity System in the United States.

We believe that we have sufficient funding to meet operational needs until the Company generates positive cash flow from operations. However, if we do not achieve a cash positive operating position in the future we may need to raise additional funds, and our prospects for obtaining that capital are uncertain. Additional capital may not be available on terms favorable to us, or at all. In addition, future financings could result in significant dilution of existing stockholders.

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

We expect to use our cash primarily to fund our operating expenses and pursue and maintain our patents and trademarks. In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

Years ended December 31,

(in thousands)

	2013	Change	2012	Change	2011
Cash used in operating activities	$(13,234)	$(4,086)	$(8,800)	$(2,826)	$(5,974)
Cash used in investing activities	(2,905)	(2,684)	(569)	(413)	(156)
Cash provided by financing activities	38,480	16,481	21,999	15,788	6,211
Net increase in cash and cash equivalents during the year	$22,341	$9,711	$12,630	$12,549	$81

Cash Used in Operating Activities

Net cash used to fund our operating activities during the year ended December 31, 2013 was $13,234,000 which is lower than our net loss of $28,833,000 primarily due to non-cash charges. The non-cash charges which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, warrant obligation expense and stock-based compensation expense in the aggregate total of $16,560,000.

Net cash used to fund our operating activities during the year ended December 31, 2012 was $8,800,000 which is lower than our net loss of $19,312,000 primarily due to non-cash charges. The non-cash charges which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, non-cash bonuses paid in common shares and stock-based compensation expense in the aggregate total of $11,299,000.

The net change in non-cash working capital and non-current asset balances related to operations for the years ended December 31, 2013, 2012 and 2011 consists of the following (in thousands):

	2013	2012	2011
Accounts receivable	(2,650)	(557)	(5)
Due from related parties	15	(11)	126
Inventory	978	(965)	(343)
Prepaid expenses	(302)	(197)	132
Other current assets	50	(25)	(20)
Other non-current assets	(12)	(27)	—
Accounts payable	(436)	849	(135)
Accrued liabilities	1,329	146	374
Deferred rent/revenue	67	—	(128)
	$(961)	$(787)	$1

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Accounts receivable increased in 2013, 2012 and 2011 as a result of increased revenues in 2013, 2012 and 2011 related to sales of the TearLab® Osmolarity System.

●

Inventory decreased in 2013 primarily due to record sales in the fourth quarter of 2013 coupled with the timing of test card shipments at year-end. Inventory increased in 2012 and 2011 primarily due to the increase in inventory purchases to support the projected ramp up in commercialization of the TearLab products.

●	Prepaid expenses increased in 2013 from 2012 mainly due to the timing of annual payments made, increased prepaid insurance costs and prepaid deposits with contract manufacturer.

●	Accounts payable movement year over year is primarily due to the timing of payment cycles and the increase in commercial activities.

●

Accrued liabilities have increased in each of 2013, 2012 and 2011 as a result of royalties, commissions and sales related taxes due as a result of increasing sales. Amounts due to professionals, employees and inventory suppliers have also increased. The 2012 increase is primarily the result of the CLIA bonus accrued as a result of TearLab achieving CLIA waiver status for the TearLab® Osmolarity System.

●

In 2013, deferred rent increased from $0 in 2012 and is primarily related to the new office lease in San Diego. The decrease in deferred revenue in 2011 arose from the amortization of licensing fees and shipment of product previously paid for.

Cash used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2013, 2012 and 2011 was $2,905,000, $569,000 and $156,000, respectively, which we used to acquire fixed assets, net of disposals.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 was $38,480,000 and is primarily made up of $40,365,000 raised during 2013 from the issuance common stock in a public offering, both offset by costs incurred in these transactions of $3,036,000, as well as $693,000 raised as a result of warrant exercises and $458,000 raised as a result of option exercises.

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

Net cash provided by financing activities for the year ended December 31, 2011 was $6,211,000 and is made up primarily of $7,000,000 raised during 2011 from the issuance of common stock in a PIPE transaction, offset by $789,000 in financing fees and fees for services related to the PIPE transaction. Contractual Obligations and Contingencies

The following table (in thousands) summarizes our contractual commitments as of December 31, 2013 and the effect those commitments are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Purchase commitments	$17,442	$8,278	$9,164	$—
Operating leases	1,336	229	621	486
Royalty payments	980	70	140	770
Total	$19,758	$8,577	$9,925	$1,256

Purchase commitment obligations represent our contractually obligated minimum purchase requirements as outlined in a manufacturing and development agreement for test cards for the Company. The agreement is denominated in AUD and as such actual amounts paid in USD may differ.

Off-Balance-Sheet Arrangements

As of December 31, 2013, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Subsequent to the launch of the TearLab® Osmolarity System for DED in the fourth quarter of 2008, the Company's revenues have been derived from sales consisting of hardware and related disposables. The Company currently sells to countries in North America, Europe, and Asia, and generally transacts through distributors outside of the United States. The Company records revenue when all of its obligations are completed, which is generally upon shipment of the Company's products.

In 2013, the majority of our revenues are derived from the sale of disposable test cards and we expect this trend to continue for the foreseeable future. We provide the use of our proprietary TearLab Systems at no cost to our customers, who are primarily eye care professionals, who in turn purchase the disposable test cards for use in osmolarity testing procedures. Our disposable test cards are currently shipped from our primary distribution and warehousing operations facility located in San Diego, California. We generally recognize revenue for disposables test cards when the test cards are shipped to the customers.

The Company enters into contracts where revenue is derived from multiple deliverables containing a mix of products, which generally includes either the sale or the right to use a TearLab® Osmolarity System and sales of a fixed number of test cards. The Company either sells readers and test cards as a combined unit with no future commitments on behalf of the client or allows the customer to use the readers with a commitment to fulfill a minimum purchase obligation, typically over a three year period. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a TearLab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2013 and 2012 do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

Although the Company typically has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve reduces revenue and is included in accounts receivable.

Accounts receivable and allowance for doubtful accounts

The Company's accounts receivable consist primarily of trade receivables from customers and are generally unsecured and due within 30 days. The Company evaluates the collectability of its accounts receivable based on a combination of factors. Expected credit losses related to trade receivables are recorded as an allowance for doubtful accounts in the Consolidated Balance Sheets as of December 31, 2013 and 2012. The allowance for doubtful accounts is charged to sales and marketing expense and accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. The carrying value of accounts receivable approximates their fair value due to their short term nature.

Inventory valuation and reserves

Inventory is recorded at the lower of cost (based on first in, first out basis) or market and consists of finished goods. Inventory is periodically reviewed for evidence of slow-moving or obsolete items, and the estimated reserve is based on management's reviews of inventories on hand, compared to estimated future usage and sales, reviewing product shelf-life, and assumptions about the likelihood of obsolescence. The Company has entered into a long term purchase commitment to buy the test cards from MiniFAB. The purchase commitment contains required minimum annual purchases. As part of our consideration of excess or obsolete inventory, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards in its analysis of any inventory reserve needed. The usage of the minimum purchase commitment is predicated upon significant increases in revenues from TearLab products as compared to 2013 and prior years.

During the years ended December 31, 2013, 2012 and 2011, we recognized a provision for excess and obsolete inventory of $14,000, $62,000 and $490,000, respectively, and recovery of $0, $66,000 and $5,000, respectively. At December 31, 2013, we estimated that we would fully utilize the minimum commitment of cards and that a provision for future loss was not required.

Valuation of intangible and other long-lived assets.

We periodically assess the carrying value of intangible and other long-lived assets, which requires us to make assumptions and judgments regarding the future cash flows of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

●	the asset's ability to continue to generate income from operations and positive cash flow in future periods;

●	loss of legal ownership or title to the asset;

●	significant changes in our strategic business objectives and utilization of the asset(s); and

●	the impact of significant negative industry or economic trends.

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

As of December 31, 2013, the net book value of identifiable intangible assets that are subject to amortization equaled $3,494,000 and the net book value of fixed assets equaled $3,429,000.

We determined that, as of December 31, 2013 and 2012, there have been no significant events which may have affected the carrying value of TearLab® technology. However, our prior history of losses and losses incurred during the current fiscal year reflects a potential indication of impairment, thus requiring management to assess whether TearLab Research, Inc.'s technology was impaired as of December 31, 2013 and 2012. Based on management's estimates of forecasted undiscounted cash flows as of December 31, 2013 and 2012, we concluded that there was no indication of an impairment of the TearLab technology in either fiscal period.

Stock-based compensation

We use the fair value method to account for share-based payments in accordance with the authoritative guidance for stock compensation. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model, or Black-Scholes model, that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company's computation of expected volatility is based on the historical volatility of the Company's common stock over a period of time equal to the expected term of the stock options. Due to the lack of sufficient historical data, the Company's computation of expected life was estimated using the "simplified’ “method as provided in SAB Topic 14 as options granted by the Company meet the criteria of "plain vanilla" options as defined in SAB Topic 14. Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period. The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. Since we do not expect to pay dividends on our common stock in the foreseeable future, we estimated the dividend yield to be 0%. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate pre-vesting forfeitures based on our historical experience.

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

As of December 31, 2013, $10,791,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.49 years.

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions that occurred in 2007, 2010 and 2011. The Company accounts for its warrants issued in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.  Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to remeasurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes Merton option pricing model as described in the stock-based compensation section above, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. Option pricing models employ subjective factors to estimate warrant liability; and, therefore, the assumptions used in the Black-Scholes Merton option pricing model are moderately judgmental.

Income taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Change of control rules under Section 382 of the U.S. Internal Revenue Code may substantially reduce our ability to utilize prior tax losses.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. A valuation allowance is established when it is "more likely than not" the future realization of all or some of the deferred tax assets will not be achieved. For further explanation of our provision for income taxes, see Note 6, labeled ''Income Taxes,'' of the Notes to Consolidated Financial Statements included in Item 8.

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in Euros and pounds sterling, while a minor portion of our expenses are in Canadian dollars, Australian dollars and Pounds sterling. Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, Euro or Pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, Euro or Pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars, Australian dollars, Euros and Pound sterling to meet short term operating requirements. Based on the balances in the Canadian dollar, Australian dollar, Euro and Pound sterling denominated bank accounts at December 31, 2013, hypothetical increases of $0.01 in the value of the Canadian dollar, the Australian dollar, the Euro and the Pound sterling in relation to the U.S. dollar would not have a material impact on our results of our operations. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk. We believe this will minimize our market risk. We do not use interest rate derivative transactions to manage our interest rate risk. We reduce our exposure to interest rate risk by investing in savings or money market accounts. Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income. A reduction of interest rate by 100 basis points over the 12 months ended December 31, 2013 would reduce interest income by $35,000 to $0.

ITEM 8.     Financial Statements and Supplementary Data.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 The Board of Directors and Stockholders of TearLab Corp.

We have audited the accompanying consolidated balance sheets of TearLab Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TearLab Corp. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TearLab Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 17, 2014

TearLab Corp.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$37,778	$15,437
Accounts receivable, net	3,524	889
Inventory	885	1,863
Prepaid expenses	689	387
Other current assets	10	60
Total current assets	42,886	18,636
Fixed assets, net	3,429	630
Patents and trademarks, net	108	136
Intangible assets, net	3,494	4,709
Other non-current assets	40	28
Total assets	$49,957	$24,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$631	$1,067
Accrued liabilities	3,844	1,989
Deferred rent	67	—
Obligations under warrants	4,047	6,239
Total current liabilities	8,589	9,295

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred Stock, $0.001 par value, 10,000,000 authorized, none outstanding	—	—
Common Stock, $0.001 par value, 65,000,000 authorized, 33,288,701 issued and outstanding at December 31, 2013 and 65,000,000 authorized, 28,741,653 issued and outstanding at December 31, 2012	33	29
Additional paid-in capital	477,172	421,662
Accumulated deficit	(435,837)	(406,847)
Total stockholders' equity	41,368	14,844
Total liabilities and stockholders' equity	$49,957	$24,139

See accompanying notes to consolidated financial statements.

 TearLab Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011

Revenue	$14,645	$3,960	$2,124
Cost of goods sold (excluding amortization of intangibles)	8,146	2,295	1,626
Gross profit	6,499	1,665	498
Operating expenses
Amortization of intangibles assets	1,215	1,215	1,215
General and administrative	8,942	4,770	3,842
Clinical, regulatory and research & development	1,095	2,241	1,304
Sales and marketing	13,021	5,471	2,195
Total operating expenses	24,273	13,697	8,556
Loss from operations	(17,774)	(12,032)	(8,058)
Other income (expenses)
Interest income	35	30	6
Changes in fair value of warrant obligations	(11,105)	(7,296)	94
Interest expense	—	—	(95)
Amortization of deferred financing charges, warrants & beneficial conversion values	—	—	(705)
Other, net	(146)	(14)	(51)
Total other income (expenses), net	(11,216)	(7,280)	(751)
Net loss and comprehensive loss	$(28,990)	$(19,312)	$(8,809)
Weighted average number of shares outstanding – basic and diluted	30,759,305	25,490,186	17,744,736
Net loss per common share – basic and diluted	$(0.94)	$(0.76)	$(0.50)

See accompanying notes to consolidated financial statements.

TearLab Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Stockholders' equity
	Shares	Amount
Balance, December 31, 2010	14,775,366	$15	$386,588	$(378,726)	$7,877
Stock-based compensation	—	—	490	—	490
Shares issued in convertible debt conversion	1,629,539	1	2,106	—	2,107
Shares issued in PIPE financing	3,846,154	4	3,545	—	3,549
Shares issued to Greybrook Capital for advisory services provided	163,934	—	306	—	306
Net loss and comprehensive loss	—	—	—	(8,809)	(8,809)

Balance, December 31, 2011	20,414,993	$20	$393,035	$(387,535)	$5,520
Stock-based compensation	—	—	1,441	—	1,441
Warrants exercised	1,765,497	2	7,274	—	7,276
Shares issued in public and registered direct offerings	5,950,000	6	20,339	—	20,345
Restricted stock units issued	316,779	1	1,181	—	1,182
Issue costs of equity financings	—	—	(1,718)	—	(1,718)
Options exercised	294,384	—	110	—	110
Net loss and comprehensive loss	—	—	—	(19,312)	(19,312)

Balance, December 31, 2012	28,741,653	$29	$421,662	$(406,847)	$14,844
Stock-based compensation	—	—	3,738	—	3,738
Warrants exercised	1,375,194	1	13,988	—	13,989
Shares issued in public and registered direct offerings	2,990,000	3	40,362	—	40,365
Issue costs of equity financings	—	—	(3,036)	—	(3,036)
Options exercised	181,854	—	458	—	458
Net loss and comprehensive loss	—	—	—	(28,990)	(28,990)
Balance, December 31, 2013	33,288,701	$33	$477,172	$(435,837)	$41,368

See accompanying notes to consolidated financial statements.

TearLab Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net loss for the year	$(28,990)	$(19,312)	$(8,809)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	3,738	1,441	490
Depreciation of fixed assets	624	137	83
Amortization of patents and trademarks	28	28	28
Amortization of intangible assets	1,215	1,215	1,215
Amortization of deferred financing charges, warrants & beneficial conversion values	—	—	402
Non-cash interest accrued on convertible debt funding	—	—	96
Non-cash advisory fees paid to Greybrook in common shares	—	—	311
Non-cash bonuses paid to management in common shares	—	1,182	—
Warrant issuance costs	—	—	303
Change in fair value of warrant obligation	11,105	7,296	(94)
Loss on disposal of fixed assets	7	—	—
Net change in working capital and non-current asset balances related to operations	(961)	(787)	1
Cash used in operating activities	(13,234)	(8,800)	(5,974)
INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(2,905)	(569)	(156)
Cash used in investing activities	(2,905)	(569)	(156)
FINANCING ACTIVITIES
Proceeds from the exercise of common stock options	458	110	—
Proceeds from issuance of shares in a public offering	40,365	12,420	—
Proceeds from issuance of shares in an underwritten registered financing		7,925	—
Proceeds from the exercise of warrants	693	3,262	—
Proceeds from issuance of shares and warrants in a private placement financing	—	—	7,000
Costs of issuance of shares and warrants in public offering, private placement and registered direct financings	(3,036)	(1,718)	(789)
Cash provided by financing activities	38,480	21,999	6,211
Net increase in cash and cash equivalents during the year	22,341	12,630	81
Cash and cash equivalents, beginning of year	15,437	2,807	2,726
Cash and cash equivalents, end of year	$37,778	$15,437	$2,807

See accompanying notes to consolidated financial statements.

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

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $29.0 million, $19.3 million, and $8.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company's working capital surplus at December 31, 2013 is $34.3 million. Based on the Company's annual operating plan approved by the Board of Directors, management believes the Company's existing cash and cash equivalents of $37.8 million at December 31, 2013 combined with anticipated cash flows provided by sales of its products in calendar year 2014 will be sufficient to fund its cash requirements through at least December 31, 2014.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (''GAAP'') requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The principal areas of judgment relate to revenue, receivables and inventory reserves, impairment of long-lived and intangible assets, and the fair value of stock options and warrants.

Concentrations and risk

Credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

During fiscal 2013, the Company derived 100% of its revenue from the sale of the TearLab® Osmolarity product. Customers representing revenue in excess of 10% in prior years were:

	Years ended December 31,
	2013	2012	2011
Alcon Research Ltd.	*	*	11%
Bon Optic VertriebsgesellschaftmbH	*	*	10%

* Less than 10% for period presented

Currently, there are two suppliers for the reader and pen components of the TearLab® Osmolarity System and one supplier for the test cards.

Fair value of financial instruments

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments.

Cash and cash equivalents

The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable and allowance for doubtful accounts

The Company's accounts receivable consist primarily of trade receivables from customers and are generally unsecured and due within 30 days. The carrying value of accounts receivable approximates their fair value due to their short term nature. The Company evaluates the collectability of its accounts receivable based on a combination of factors. Expected credit losses related to trade receivables are recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is charged to sales and marketing expense and accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. Charges for bad debt expense has been $377,000, $10,000, $32,000 for the years ended December 31, 2013, 2012 and 2011 respectively.

Inventory

Inventory is recorded at the lower of cost (based on first in, first out basis) or market and consists of purchased finished goods. Inventory is periodically reviewed for evidence of slow-moving or obsolete items, and the estimated reserve is based on management's reviews of inventories on hand, compared to estimated future usage and sales, reviewing product shelf-life, and assumptions about the likelihood of obsolescence. Once written down, the adjustments are considered permanent and are not reversed until the related inventory is sold.

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

Impairment of long-lived assets

The Company periodically assesses the carrying value of intangible and other long-lived assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment, which includes consideration of the following events or changes in circumstances:

●	the asset's ability to continue to generate income from operations and positive cash flow in future periods;

●	loss of legal ownership or title to the asset;

●	significant changes in the Company's strategic business objectives and utilization of the asset(s); and

●	the impact of significant negative industry or economic trends.

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

	Years ended December 31,
	2013	2012	2011
Balance at beginning of year	$107	$36	$51
Charges to cost of goods sold	271	196	56
Costs applied to liability	(198)	(125)	(71)
Balance at end of year	$180	$107	$36

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

Revenue recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. The Company's timing of revenue recognition is impacted by factors such as passage of title, payments and customer acceptance. Amounts received in excess of revenue recognizable are deferred.

The Company enters into contracts where revenue is derived from multiple deliverables containing a mix of products, which generally includes either the sale or the right to use a TearLab® Osmolarity System and sales of a fixed number of test cards. The Company has multiple revenue programs, in which it either sells readers and test cards as a combined unit with no future commitments on behalf of the client, provides the use of readers to large practices with an expectation of purchasing certain levels of test cards or allows the customer to use the readers with a commitment to fulfill a minimum purchase obligation, typically over a three year period. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a TearLab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2013 and 2012 do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met. The TearLab® Osmolarity System for Dry Eye Disease (''DED'') consists of hardware and related disposable test cards. In 2013 and 2012, the Company's revenues have been derived primarily from programs where customers are given the use of a TearLab® Osmolarity System in exchange for various programs to purchase test cards. The Company's sales are currently direct to customers in the United States, Canada and the United Kingdom and to distributors in Europe and Asia. The Company records revenue when all of its obligations are completed which is generally upon shipment of the Company's products.

Although the Company has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve of $173,000 and $71,000 as of December 31, 2013 and December 31, 2012, respectively, has reduced revenue and is included in accounts receivable.

Cost of goods sold

Cost of goods sold includes the costs the Company incurs for the purchase of the TearLab® Systems sold and related freight and shipping costs, fees related to warehousing and logistics inventory management associated with conducting business and depreciation of reader systems. The Company recorded $912,000, $255,000 and $187,000 in shipping and handling fees for the years ended December 31, 2013, 2012 and 2011, respectively.

Clinical, regulatory and research & development costs

Clinical and regulatory costs attributable to the performance of contract services are recognized as an expense as the services are performed. Non-refundable, up-front fees paid in connection with these contracted services are deferred and recognized as an expense over the estimated term of the related contract.

Stock-based compensation

The Company accounts for stock-based compensation expense for its employees in accordance with US GAAP guidance related to stock-based compensation. Under this guidance, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award. The Company uses the Black-Scholes Merton option pricing model for determining the fair value for all its awards and will recognize compensation cost on a straight-line basis over the awards' vesting periods.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2013, 2012 and 2011 were $0.4 million, $0.3 million and $0.2 million, respectively.

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions which occurred in 2010 and 2011. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under Accounting Standards Codification (ASC) 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.  Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to remeasurement at each balance sheet date with any change in fair value recognized as a component of other income (expense), in the statements of operations and comprehensive loss. Warrants are also remeasured at fair value immediately prior to being exercised, and the resulting fair value is reclassed into additional paid-in capital, net of any applicable exercise proceeds. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes Merton option pricing model as described in the stock-based compensation section above, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. There is a moderate degree of subjectivity involved when using option pricing models to estimate warrant liability and the assumptions used in the Black-Scholes Merton option pricing model are moderately judgmental.

Foreign currency transactions

The Company's functional and reporting currency is the U.S. dollar. The assets and liabilities of the Company's Canadian operations are maintained in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet dates, and non-monetary assets and liabilities are translated at exchange rates in effect on the date of the transaction. Revenue and expenses are translated into U.S. dollars at average exchange rates prevailing during the year. Resulting exchange gains (losses) of: ($131,000), ($15,000), ($29,000) are included in other income (expense) in the years ended December 31, 2013, 2012 and 2011, respectively.

Geographic information

The following table provides geographic information related to the Company's revenues (in thousands):

	United States	Canada	Rest of World	Total
December 31, 2013
Revenues	$13,844	$121	$680	$14,645
December 31, 2012
Revenues	$3,564	$59	$337	$3,960

Comprehensive loss

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) generally includes unrealized gains or losses on the Company's marketable securities and foreign currency translation adjustments. In all the periods presented, the Company's comprehensive loss equaled net loss for the period.

Net loss per share

Basic earnings per share (''EPS'') excludes dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS.

The following are potentially dilutive securities which have not been used in the calculation of diluted loss per share as they are anti-dilutive (in thousands):

	December 31,
	2013	2012	2011
Stock options	5,537	4,100	3,691
Warrants	599	2,183	4,087
Total	6,136	6,283	7,778

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

In July 2012, the FASB issued Accounting Standards Update, or ASU, No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. This guidance became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted the provisions of the guidance in the fourth quarter of 2013. The adoption did not have a material impact on the Company's financial position or results of operations.

3. BALANCE SHEET DETAILS

Accounts receivable

(in thousands)	December 31,
	2013	2012
Trade receivables	$3,939	$910
Due from related parties	—	15
Allowance for doubtful accounts	(415)	(36)
	$3,524	$889

Inventory

(in thousands)	December 31,
	2013	2012
Finished goods	$899	$1,863
Inventory reserves	(14)	—
	$885	$1,863

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long term purchase commitment to buy the test cards from MiniFAB. The purchase commitment contains required minimum annual purchases. As part of our consideration of excess or obsolete inventory, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards in its analysis of any inventory reserve needed. The usage of the minimum purchase commitment is predicated upon significant increases in revenues from TearLab products as compared to 2013 and prior years.

Prepaid expenses

(in thousands)	December 31,
	2013	2012
Prepaid trade shows	$162	$159
Prepaid insurance	227	131
Manufacturing deposits	104	—
Subscriptions	86	1
Other fees and services	110	96
	$689	$387

Fixed Assets

(in thousands)	December 31,
	2013	2012
Furniture and office equipment	$221	$115
Leasehold improvements	47	—
Computer equipment and software	386	203
Capitalized TearLab equipment readers	3,640	582
Medical equipment	401	373
	4,695	1,273
Accumulated depreciation	(1,266)	(643)
	$3,429	$630

Depreciation expense was $624,000, $137,000, and $83,000, during the years ended December 31, 2013, 2012, and 2011, respectively.

Patents and trademarks

(in thousands)	December 31,
	2013	2012
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(160)	(132)
	$108	$136

Amortization expense was $28,000, $28,000, and $28,000 during the years ended December 31, 2013, 2012, and 2011, respectively.

These patents and trademarks are amortized, using the straight-line method, over an estimated useful life of 10 years from the date of approval of the patents and trademarks.

Estimated aggregate amortization expense for patents and trademarks at December 31, 2013 is as follows (in thousands):

2014	$28
2015	28
2016	28
2017	24
Total	$108

Accrued liabilities

(in thousands)	December 31,
	2013	2012
Due to professionals	$616	$258
Due to employees and directors	1,503	1,052
Goods received but not yet invoiced	207	17
Sales and use tax liabilities	527	99
Royalty liabilitiy	281	122
Readers and test cards in transit	368	100
Other	342	341
	$3,844	$1,989

4. INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc. The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company. The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. Amortization expense for each of the years ended December 31, 2013, 2012 and 2011 was $1,215,000.

Intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$8,678	$12,172	$7,463

Estimated future amortization expense related to intangible assets with finite lives at December 31, 2013 is as follows (in thousands):

Amortization of intangible assets
2014	1,215
2015	1,215
2016	1,064
Total	$3,494

The Company determined that, as of December 31, 2013, there have been no significant events which may affect the carrying value of its TearLab technology. However, the Company's prior history of losses and losses incurred during the current fiscal year reflect a potential indication of impairment, thus requiring management to assess whether the Company's TearLab technology was impaired as of December 31, 2013. Based on management's estimates of forecasted undiscounted cash flows as of December 31, 2013, the Company concluded that there is no indication of an impairment of the Company's TearLab technology. Therefore, no impairment charge was recorded during any of the three years ended December 31, 2013.

5. RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision Inc., pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company's products.  The Company began selling products through the Canadian distributor in 2010. The Company's chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision. Sales to this distributor for the years ended December 31, 2013 and 2012 were $0 and $59,000, respectively, and the outstanding accounts receivable balances due at December 31, 2013 and December 31, 2012 were $0 and $15,000, respectively.

On September 3, 2013, the Company and Science with Vision Inc. agreed to terminate the distribution agreement including exclusive distribution rights of TearLab products in Canada. In consideration of the termination agreement, the Company agreed to a one-time payment to Science with Vision Inc. of $200,000 Canadian dollars and a royalty on all sales in Canada of products for which Science with Vision Inc. had exclusive distribution rights. The one-time payment resulted in a charge of $190,000 USD during the year ended December 31, 2013 and is recorded within sales and marketing expense. Royalties are recorded as cost of goods sold in the income statement in the period in which revenue is recognized for the associated products sold. At December 31, 2013 the Company has recorded an accrued liability of $3,000 related to royalties due to Science with Vision which is reported as a current liability. The Company's chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision.

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

6. INCOME TAXES

Geographic sources of loss from continuing operations before income tax are as follows:

	December 31,
	2013	2012	2011
Domestic	$28,155	$19,222	$8,589
Foreign	835	90	220
Total loss from continuing operations before income taxes	28,990	19,312	8,809

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets
Intangible assets	$413	$345
Stock options	1,955	5,643
Accruals and other	742	519
Net operating loss carry forwards	14,449	11,240
	17,559	17,747
Valuation allowance	(16,244)	(15,838)
Deferred tax asset	1,315	1,909
Deferred tax liability
Intangible assets	(1,315)	(1,909)
Deferred tax liability	(1,315)	(1,909)
Deferred taxes, net	$—	$—

The following is a reconciliation of the recovery of income taxes between those that are expected, based on enacted tax rates and laws, to those currently reported (in thousands):

	December 31,
	2013	2012	2011
Loss for the year before income taxes	$(28,990)	$(19,312)	$(8,809)
Expected recovery of income taxes	(9,886)	(6,759)	(3,083)
State income tax, net of federal benefit	(440)	(1,070)	(404)
Stock-based compensation	204	64	103
Warrants	3,776	2,958	82
Non-deductible interest	—	—	38
Deferred state tax rate adjustment	899	(92)	30
Expiration of options	3,761	—	—
Adjustment to deferred assets	1,138	187	1,236
Non-deductible expenses & other	112	32	69
Change in valuation allowance	406	4,680	1,929
Total recovery of income taxes	$—	$—	$—

Income taxes are recorded in accordance with authoritative guidance for accounting for income taxes, which requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of the events that have been recognized in the Company's consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event of differences between the financial reporting bases and tax bases of the Company's assets, an assessment regarding the Company ability to realize the future benefits of the deferred tax assets is required. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. In the event the Company were to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase the income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

In July 2006, the “FASB” issued additional guidance which requires the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the provisions under this guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions under this guidance on January 1, 2007. The adoption of these provisions had no impact on the Company's consolidated financial position or results of operations. At December 31, 2013 and 2012, the Company has no unrecognized income tax benefits and no material uncertain tax positions.

During the year ended December 31, 2012, a change of ownership for tax purposes causing Section 382 restrictions on the utilization of net operating losses occurred.  The Company is in the process of updating the Section 382 analysis for 2013. No additional ownership changes are expected to arise from the 2013 Section 382 update. The ownership change in 2012, while limiting the annual utilization of net operating losses, will not cause the carryforwards generated subsequent to the Company's last ownership change in October 2008 to expire unused. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. Utilization of net operating loss carryforwards are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, and similar state provisions whenever an ownership change has occurred. The ownership changes described above will limit the annual amount of net operating loss carryforwards that can be utilized to offset future taxable income.

At December 31, 2013, the Company had federal net operating loss carryforwards of approximately $39.1 million, state net operating loss carryforwards of approximately $31.7 million and Canadian net operating loss carryforwards of approximately $15.1 million. The federal net operating loss carryforwards begin to expire in 2017, the state net operating loss carryforwards begin to expire in 2014 and the Canadian net operating loss carryforwards begin to expire in 2015. The federal and state net operating loss carryovers reflected in the deferred tax table above do not include any net operating loss carryover which would expire unutilized solely as a result of 382 limitations arising in connection with the 2008 ownership change. As of December 31, 2013, the Company has approximately $1.4 million of net operating loss carryforwards related to stock option exercises which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized.

The Company's policy is to recognize interest and penalties related to income tax matters in other expense. Because the Company has generated net operating losses since inception for both state and federal purposes, no additional tax liability, penalties or interest have been recognized for balance sheet or income statement purposes as of and for the three years ended December 31, 2013.

The Company does not expect a significant change in the amount of its unrecognized tax benefits within the next 12 months. Therefore, it is not expected that the change in the Company's unrecognized tax benefits will have a significant impact on the Company's results of operations or financial position.

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

7.   CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

 In July 2009, the Company entered into an agreement with certain investors whereby the investors agreed to provide financing (the ''Financing'') to the Company through the purchase of convertible secured notes (''the Notes''), in the aggregate amount of $1.55 million. On August 31, 2009, an additional $200,000 of financing was received by the Company to bring the aggregate total funding received to $1.75 million. The Notes evidencing the Financing, were to mature on the second anniversary of their issuance (“the Maturity Date”), bearing interest at a rate of 12% per annum and were convertible into shares of the Company's common stock upon the request of holders of 51% or more of the outstanding principal amount of the Notes at any time after August 31, 2009 and prior to the Maturity Date. The conversion price of the Notes was $1.3186. The Notes were secured by substantially all of the assets of the Company.

On June 13, 2011 (Conversion date), upon the request of holders of more than 51% of the outstanding principal amount of the Notes, the Company issued 1,629,539 shares of its common stock in consideration of the conversion and retirement of the Company's outstanding Financing obligations in the aggregate amount of $2,149,000, of which $399,000 was accrued interest through the Conversion date, (the Conversion). In connection with the Conversion, the Company issued warrants with a life of five years to purchase 109,375 shares of common stock (the ''Financing Warrants''). The exercise price of the Financing Warrants is $1.60 per common share. The fair value of the warrants totaling $163,000, calculated using the Black-Scholes Merton option pricing model, was initially recorded at the date of Financing in additional paid-in capital and accreted over the term of the Notes through the Conversion date. The Company recorded amortization charges related to the Financing Warrants of $0, $0 and $69,000 for the years ended December 31, 2013, 2012 and 2011, respectively, included in other income (expense).

As the conversion price of the Notes reflected a price discounted from the fair market value of the Company's common stock, there was a deemed beneficial conversion feature associated with the Financing. The Company recorded $728,000 representing the value of the beneficial conversion feature at the date of the Financing in additional paid-in capital. The value of the beneficial conversion was being amortized over the term of the Notes through the Conversion date with charges $0, $0 and $314,000 for the years ended December 31, 2013, 2012 and 2011, respectively, included in other income (expense).

The Company incurred $87,000 in legal and consulting expenses related to the Financing which was allocated to deferred finance charges for $43,000 and cost of equity for $44,000 in proportion to the allocation of the Financing amount between equity and liabilities. The value of the deferred charges was amortized over the term of the Notes through the Conversion date and expenses of $0, $0 and $19,000 for the years ended December 31, 2013, 2012 and 2011, respectively, are included in other income (expense).

8.   COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments relating to operating leases recognized on a straight line basis over the term of the lease for rental of office space and equipment from unrelated parties, expiring at various times from January 1, 2012 through June 30, 2018. The total future minimum obligation under these various leases for 2014, 2015, 2016, 2017 and 2018 is $256,000, $334,000, $343,000, $353,000 and $177,000, respectively. Rent expensed under these leases was $223,000, $143,000, and $142,000 for the years ended December 31, 2013, 2012, and 2011, respectively. The Company leases office facilities under an operating lease agreement. The initial term of the lease is five years and includes periodic rent increases and a renewal option.

On March 12, 2003, TearLab entered into a patent license and royalty agreement with the University of California San Diego to obtain an exclusive license to make, use, sell, offer for sale, and import TearLab technology in development. Starting in 2009, the Company was required to make minimum royalty payments of $35,000 or 5.5% of gross sales per year, whichever is higher. However, if this new technology is combined with existing technology, the maximum royalty payable on the sale of the combined products would be 5.5% of gross sales per year. As the new technology is currently in development, there is no revenue and the minimum royalty payment of $35,000 is applicable. Future minimum royalty payments under this agreement as of December 31, 2013 are approximately as follows (in thousands):

2014	$35
2015	35
2016	35
2017	35
2018	35
Thereafter	315
Total	$490

Effective October 1, 2006, TearLab entered into a patent license and royalty agreement with the University of California San Diego to obtain a second exclusive license to make, use, sell, offer for sale, and import existing TearLab technology. The Company is required to make royalty payments of $35,000 or 5.5% of gross sales per year, whichever is higher. Additionally, the Company is required to pay a royalty of 30% of any sublicense fees it receives prior to receiving FDA approval and 25% of any sub-license fees it receives after FDA approval. The Company incurred fees of $807,000, $213,000 and $145,000 under this agreement during the years ended December 31, 2013, 2012 and 2011, respectively. The Company had $243,000 and $122,000 in accrued royalties at December 31, 2013 and 2012, respectively. Future minimum royalty payments under this agreement as of December 31, 2013 are approximately as follows (in thousands):

2014	$35
2015	35
2016	35
2017	35
2018	35
Thereafter	315
Total	$490

On February 23, 2009, the Company entered into an agreement for the manufacturing of its TearLab® reader and pens with a third party manufacturing company. The agreement is in effect for three years after the start of production and can be renewed for one-year. The Company has no minimum commitment. Upon termination or cancellation of the agreement, the Company is liable for inventory and materials remaining at the manufacturer's facilities at 110% of the manufacturer's cost. At December 31, 2013, the manufacturer maintained inventory and materials with a value of approximately $30,000, all of which had been purchased to meet manufacturing requirements of purchase orders issued by the Company.

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB. Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company. The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $26.8 million (AUD$30.2 million) in test cards from MiniFAB from inception of the agreement through the end of 2015. The agreement is denominated in AUD$ so the actual amounts paid in USD may vary. The agreement also has annual minimum order commitments under the Manufacturing Agreement. The Company met the annual minimum order commitment for the year ended December 31, 2013 and had no purchase obligation under the Manufacturing Agreement as of December 31, 2013. The Company has a commitment for 2014 of $8.3 million representing a minimum commitment to purchase 3,000,000 test cards. The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent. If terminated for any reason other than a default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

Future minimum purchase commitments under this agreement as of December 31, 2013 are approximately as follows (in millions):

2014	$8.3
2015	9.1
Total	$17.4

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

As of December 31, 2013 and 2012, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2, and no transfers to or from Level 3 of the fair value measurement hierarchy during the years ended December 31, 2013 and 2012.

At December 31, 2013, the Company has a liability for warrants to purchase 524,549 shares of common stock at an exercise price of $1.86 per share valued at $4,047,000 (Note 10). All warrant liabilities are classified as Level 3 fair value measurements.

The following table provides a reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2013	$6,239
Reclass of warrant liability to stockholder’s equity upon exercise	(13,297)
Change in fair value of warrant liability included in other (income) / expense	11,105
Balance of warrant liability at December 31, 2013	$4,047

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

On June 13, 2011, the Company issued 1,629,539 shares of its common stock as well as warrants (''Financing Warrants'') to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company's outstanding July and August 2009 debt obligations and related accrued interest in the aggregate amount of $2,149,000 with associated costs of $41,000. The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company's common stock on the NASDAQ stock market on July 15, 2009.

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000 were issued, with associated costs of $703,000, of which $303,000 was related to warrants and $400,000 to common shares. Of the gross proceeds $3,549,000 were recorded as share equity and the remaining $3,451,000 was determined to be the value of the warrants issued in the financing. The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock). The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016. During 2013, 1,571,136 warrants were exercised for gross proceeds of $676,000.

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

On September 17, 2012 the Company issued 316,779 shares of restricted stock units to its management team as settlement of an outstanding liability for previously accrued bonuses related to achievement of CLIA waiver status. The costs basis of the shares granted was $3.72, the closing price of the Company's stock on the date of grant, for a total value of $1,182,000. The shares were issued in accordance with the Company's amended 2002 Stock Incentive Plan and were fully vested on the date of grant.

On July 30, 2013, the Company closed an underwritten public offering of 2.99 million shares of its common stock at a price to the public of $13.50 per share. The Company received gross proceeds of $40,365,000, with associated costs of $3,036,000.

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

Options granted are typically service-based options. Generally, options expire 10 years after the date of grant. No incentive stock options granted to a 10% owner optionee shall be exercisable after the expiration of five years after the effective date of grant of such option, no option granted to a prospective employee, prospective consultant or prospective director may become exercisable prior to the date on which such person commences service, and with the exception of an option granted to an officer, director or consultant, no option shall become exercisable at a rate less than 20% per annum over a period of five years from the effective date of grant of such option unless otherwise approved by the Board. Shares issued upon option exercise result in new shares issued by the Company.

The Company accounts for stock-based compensation under the authoritative guidance which requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The Company uses the Black-Scholes Merton option pricing model to calculate the fair value of the stock options. The weighted-average fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $8.96, $2.93, and $1.20, respectively.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's consolidated statements of consolidated loss (in thousands):

	Year ended December 31,
	2013	2012	2011
General and administrative	$1,837	$528	$340
Clinical and regulatory	174	375	93
Sales and marketing	1,727	538	57
Stock-based compensation expense before income taxes	$3,738	$1,441	$490

The estimated fair value of stock options for the periods presented was determined using the Black-Scholes Merton option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2013	2012	2011
Volatility	101%	104%	105%
Weighted average Expected life of options (years)	5.89	5.74	5.36
Risk-free interest rate	1.43%	0.88%	1.49%
Dividend yield	0%	0%	0%

The Company's computation of expected volatility is based on the historical volatility of the Company's common stock over a period of time equal to the expected term of the stock options. Due to the lack of sufficient historical data, the Company's computation of weighted average expected life was estimated using the simplified method as prescribed by the Securities and Exchange Commission. Under this approach, estimated life is calculated to be the mid-point between the vesting date and the end of the contractual period. The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

A summary of the options issued during the year ended December 31, 2013 and the total number of options outstanding as of that date and changes since December 31, 2010 are set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	3,576,543	$3.46	7.18	$899,010
Granted	238,278	1.56
Exercised	—	—
Forfeited/cancelled/expired	(124,167)	3.14
Outstanding, December 31, 2011	3,690,654	3.34	7.06	$269,587
Granted	720,250	3.69
Exercised	(294,384)	0.37
Forfeited/cancelled/expired	(17,178)	10.37
Outstanding, December 31, 2012	4,099,342	3.54	7.14	$6,798,973
Granted	1,837,500	9.78
Exercised	(181,854)	2.52
Forfeited/cancelled/expired	(218,193)	11.07
Outstanding, December 31, 2013	5,536,795	$4.91	6.89	$27,256,235
Vested or expected to vest, December 31, 2013	3,964,837	$3.81	5.90	$25,370,479
Exercisable, December 31, 2013	3,469,444	$3.29	5.96	$24,067,198

The aggregate intrinsic value at December 31, 2013 represents the total pre-tax intrinsic value, calculated as the difference between the Company's closing stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options that could be exercised had been exercised on such date.

Net cash proceeds from the exercise of common stock options were $458,000, $110,000 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively. No income tax benefit was realized from stock option exercises during the years ended December 31, 2013, 2012 and 2011. The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The total intrinsic value of options exercised was $2,038,000, $923,000, and $0 during the years ended December 31, 2013, 2012 and 2011, respectively. The total fair value of stock options vested during the years ended December 31, 2013, 2012, and 2011 was $720,000, $530,000 and $512,000, respectively.

As of December 31, 2013, $10,791,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.49 years.

As of December 31, 2013, the Company had zero options remaining in the Stock Option Plan available for grant.

As of December 31, 2013, the Company had granted 337,500 options to certain employees and consultants which require shareholder approval to increase the option pool by at least 203,100 options before the options granted become exercisable. If shareholder approval is not obtained by December 13, 2014 to increase the option pool, then these options shall expire and will be returned to the Plan. These options vest one-third annually on the anniversary of its grant date of December 13, 2013.

(d) Warrants

On February 6, 2007, the Company issued warrants to investors and a transaction advisor (''2007 Warrants''). The 2007 Warrants were exercisable immediately into an aggregate of 131,497 shares of the Company's common stock at $46.25 per common share. These warrants expired during the first quarter of 2012 with no warrants having been exercised. On June 13, 2011, the Company issued 1,629,539 shares of its common stock as well as warrants (''Financing Warrants'') to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company's outstanding July and August 2009 debt obligations in the aggregate amount of $2,149,000 with associated costs of $41,000. The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company's common stock on the NASDAQ stock market on July 15, 2009. During 2013, 12,813 warrants were exercised for gross proceeds of $18,000.

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants (''2011 Warrants'') to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000 were issued. The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock). The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016. The Company's estimated the fair value of the warrants at the date of issuance using the Black-Scholes Merton option pricing model with a 101% volatility, 5.0 years expected life and a risk-free interest rate of 1.76%. The fair value of $5,518,000 was classified as a current liability as the Company determined that these warrants do not meet the criteria for classification as equity. During 2013, 1,571,136 warrants were exercised for gross proceeds of $676,000.

The Company accounts for the 2011 Warrants in accordance with US GAAP guidance applicable to derivative instruments. The Company determined that the 2011 Warrants do not meet the criteria for classification as equity. Accordingly, the Company classified the 2011 Warrants as current liabilities at December 31, 2013.

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the shares of common stock and warrants issued based on their relative fair values. This resulted in an allocation of $3,012,000 of proceeds to warrant liability. Since under the derivative guidance the Company is required to record the derivatives at fair value, the Company therefore estimated the fair value of the warrants on the issuance date to be $5,518,000, and recorded the increase to the warrant liability of $2,506,000 as a charge other expense in its consolidated statements of comprehensive loss as of June 30, 2011. Transaction costs associated with the issuance of the warrants of $303,000 were immediately expensed and included as warrant issuance costs in the Company's consolidated statements of comprehensive loss.

The estimated fair value of the 2011 Warrants at December 31, 2013 was determined using the Black-Scholes Merton option pricing model with the following weighted average assumptions:

Volatility	79%
Expected life of Warrants (years)	2.50
Risk-free interest rate	0.58%
Dividend yield	0%

The fair value of the 2011 warrants is highly sensitive to the changes in the Company's stock price and stock price volatility.

During the year ended December 31, 2013 certain holders of 2011 Warrants exercised 1,571,136 warrants. The Company received $693,000 in proceeds from these exercises. The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $13,297,000, an increase of $8,620,000 from the previous value at December 31, 2012 of $4,014,000. The fair value was determined using the Black- Scholes Merton option pricing model and the increase was recorded as an expense in other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2013.

During the year ended December 31, 2012, certain holders of 2011 Warrants exercised 1,750,469 warrants. The Company received $3,256,000 in proceeds from these exercises. The Company estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $4,014,000, an increase of $2,668,000 from the previous value at December 31, 2011 of $1,346,000. The fair value was determined using the Black-Scholes Merton option pricing model with the following weighted average assumptions for volatility of 97%, 4.3 years expected life and a risk free rate of 0.85%. This increase was recorded as an expense in other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2012. There were no similar warrant exercises for the year ended December 31, 2011.

The Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the remaining warrants as of December 31, 2013 to be $4,046,000, an increase of $2,485,000 from the previous value at December 31, 2012. This amount was recorded as a charge to other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2013.

On June 13, 2011, in connection with the conversion of the notes payable and accrued interest (see Note 6), the Company issued warrants with a life of five years to purchase 109,375 shares of common stock. The exercise price of these warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company's common stock on the NASDAQ stock market on July 15, 2009. The Company recorded $163,000 representing the fair value of the warrants, calculated using the Black-Scholes Merton option pricing model, at the date of the Financing in additional paid-in capital. The value of the warrants was accreted over the term of the Notes until their conversion in June 2011. During the years ended December 31, 2013 and 2012 certain holders of these warrants exercised 12,813 and 22,500 warrants, with $18,000 and $6,000 in proceeds received from these exercised warrants, respectively. As the estimated fair value of these warrants had been previously accreted over the term on the related Notes, no further accounting of these warrants is required. There were no similar warrant exercises for the year ended December 31, 2011.

The following table provides activity for the Warrants issued and outstanding during the three years ended December 31, 2013 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2011	4,087	3.28
Granted	(1,773)	1.86
Expired	(131)	46.25
Outstanding, December 31, 2012	2,183	1.85
Exercised	(1,571)	1.86
Outstanding, December 31, 2013	612	$1.83

11. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital and non-current asset balances related to operations consists of the following (in thousands):

	Years ended December 31,
	2013	2012	2011
Accounts receivable	$(2,650)	$(557)	$(5)
Due from related parties	15	(11)	126
Inventory	978	(965)	(343)
Prepaid expenses	(302)	(197)	132
Other current assets	50	(25)	(20)
Other non-current assets	(12)	(27)	—
Accounts payable	(436)	849	(135)
Accrued liabilities	1,329	146	374
Deferred rent/revenue	67	—	(128)
	$(961)	$(787)	$1

The following table lists the non-cash transactions and additional cash flow information (in thousands):

	Years ended December 31,
	2013	2012	2011
Warrant issued in registered direct financing	—	—	3,012
Common stock issued in consideration of management bonuses	—	1,182	—
Common stock issued in consideration of notes payable and accrued interest conversion	—	—	2,107
Additions to fixed assets	526	—	—

There were no interest or income taxes paid for the years ended December 31, 2013, 2012 and 2011.

Employee Retirement Plan

The Company has a 401(k) retirement plan under which all full-time employees may contribute up to 100% of their annual salary, within IRS limits. The Company has not made any contributions to these retirement plan in the years ended December 31, 2013, 2012 and 2011.

12. SUBSEQUENT EVENTS

On March 14, 2014, we announced the closing of the acquisition of the assets of the OcuHub business unit from AOAExcel, Inc., the for-profit subsidiary of the American Optometric Association (“AOA”). As of the close of the transaction, the OcuHub purchased assets and business activities will be operated out of a fully-owned subsidiary of TearLab. The net purchase price was $1.4 million and was paid in cash. The Company is in the process of completing the analysis of the accounting treatment of the transaction.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of results for the periods presented (in thousands, except per share data):

	Fiscal 2013 Quarter Ended ($ 000's)
	March 31	June 30	September 30	December 31
Revenue(i)	$2,475	$3,525	$4,207	$4,438
Gross profit (i)	1,059	1,395	1,930	2,115
Loss from operations (i)	(3,162)	(5,279)	(3,829)	(5,504)
Net loss (i)(ii)	$(8,574)	$(12,025)	$(4,240)	$(4,151)
Weighted average number of shares outstanding basic(i)	28,756	29,178	31,914	33,129
Net loss per common share basic (i)(ii)	$(0.30)	$(0.41)	$(0.13)	$(0.13)
Weighted average number of shares outstanding diluted	28,756	29,178	31,914	33,679
Net loss per common share diluted (i)(ii)	$(0.30)	$(0.41)	$(0.13)	$(0.17)

	Fiscal 2012 Quarter Ended ($ 000’s)
	March 31	June 30	September 30	December 31
Revenue(i)	$422	$716	$1,211	$1,610
Gross profit (i)	91	375	519	680
Loss from operations (i)	(2,503)	(2,533)	(3,673)	(3,324)
Net loss (i)	$(9,099)	$(1,974)	$(4,587)	$(3,652)
Weighted average number of shares outstanding basic(i)	20,673	24,919	27,703	28,607
Net loss per common share basic (i)	$(0.44)	$(0.08)	$(0.17)	$(0.13)
Weighted average number of shares outstanding diluted	20,673	26,042	27,703	28,607
Net loss per common share diluted (i)	$(0.44)	$(0.10)	$(0.17)	$(0.13)

(i)

Net loss per share basic and diluted are computed independently for the quarters presented. Therefore, the sum of the quarterly per share information may not be equal to the annual per share information. Also totals may not add to the financials statements due to rounding.

(ii)

During the fourth quarter of 2013, we identified an immaterial error in our interim consolidated financial statements primarily pertaining to the three month period ended September 30, 2013 driven by certain stock-based compensation assumptions for option grants issued subject to shareholder approval. We corrected the immaterial error in the fourth quarter of 2013, resulting in an increase to operating expenses and net loss by $268,000 and an increase to basic and diluted loss per share of $0.01 for the three months ended December 31, 2013. The error does not affect results from operations for the year ended December 31, 2013. Based on management's evaluation of the materiality of the error from a qualitative and quantitative perspective as required by authoritative guidance, we concluded that correcting the error had no material impact on any of the Company's previously issued interim financial statements, would be immaterial to the fourth quarter results for 2013 and had no effect on the trend of financial results.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at December 31, 2013 our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) . Based on our evaluation under the framework, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013. Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of Company's internal control over financial reporting which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TearLab Corp.

We have audited TearLab Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). TearLab Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, TearLab Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TearLab Corp. as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of TearLab Corp. and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 17, 2014

ITEM 9B.     Other Information.

None.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our 2014 Proxy Statement and is incorporated in this report by reference.

ITEM 11.     Executive Compensation.

The information required by this item will be set forth in our 2014 Proxy Statement and is incorporated in this report by reference.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our 2014 Proxy Statement and is incorporated in this report by reference.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our 2014 Proxy Statement and is incorporated in this report by reference.

ITEM 14.     Principal Accountant Fees and Services.

The information required by this item will be set forth in our 2014 Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15.     Exhibits and Financial Statement Schedules.

(a)     The following documents are filed as part of the report:

(1)     Financial Statements included in PART II of this report:

(2)     Financial Statement Schedules:

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Provision	Write-off and recoveries	Balance at end of period
(in thousands)
Fiscal 2011
Bad debt reserves	$13	$32	$(3)	$42
Product warranties	51	56	(71)	36
Return reserve	73	8	(71)	10
Fiscal 2012
Bad debt reserves	42	10	(16)	36
Product warranties	36	196	(125)	107
Return reserve	10	102	(41)	71
Fiscal 2013
Bad debt reserves	36	377	2	415
Product warranties	$107	$271	$(198)	$180
Return reserve	71	474	(372)	173

(3)	List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)     Exhibits: The following exhibits are filed as a part of this report:

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

Exhibit Number		Exhibit Description	Incorporated by Reference

3.1		Amended and Restated Certificate of Incorporation of the Registrant currently in effect	Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)
3.2		Amended and Restated By-Laws of the Registrant currently in effect	Exhibit 3.4 to the Registrant's Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)
3.3		Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)
3.4		Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)
3.5		Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.4 to the Registrant's Post Effective Amendment No. 1 to Form S-3 filed with the Commission on July 15, 2013 (file no. 333-189372)
4.1		Form of Common Stock Purchase Warrant Agreement	Exhibit A to the Registrant's free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)
4.2		Form of Common Stock Purchase Warrant Agreement	Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)
10.1		License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.

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
10.7

Amendment No. 5, dated June 29, 2007, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

Exhibit 10.31 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)
10.8	#	2002 Stock Option Plan, as amended and restated on June 7, 2013.	Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed with the Commission on June 6, 2012 (file no. 000-51030)
10.9	#	Employment Agreement, dated as of February 25, 2008, between the Registrant and William G. Dumencu.	Exhibit 10.52 to the Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.10	#	Securities Purchase Agreement, dated as of March 14, 2010, by and between the Registrant and certain investors.	Registrant's free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)
10.11		Form of Director and Affiliate Letter Agreement	Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)
10.12

Deed and Amendment, dated December 22, 2011, to Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB AB (Aust) Pty Ltd. Dated August 1, 2011 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 29, 2011 (file no. 000-51030)
10.13

Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB (Aust) Pty Ltd, dated August 1, 2011. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 25, 2011 (file no. 000-51030)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.14		Purchase Agreement, dated as of April 11, 2012, by and between the Registrant and Craig-Hallum Capital Group LLC.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 11, 2012 (file no. 000-51030)
10.15	#	Form Change of Control Severance Agreement (for US executives).	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)
10.16	#	Form Change of Control Severance Agreement (for Canadian executives).	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)
10.17		Executive Employment Agreement, dated June 7, 2013, by and between the Registrant and Elias Vamvakas	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 7, 2013 (file no. 000-51030)
10.18	#	Offer Letter, dated September 24, 2013, by and between the Registrant and Joseph Jensen.	Exhibit 10.1# to the Registrant's Current Report on Form 8-K filed with the Commission on October 1, 2013 (file no. 000-50789)
10.19	#	Nonstatutory Stock Option Agreement, dated October 21, 2013, by and between the Company and Joseph Jensen.	Exhibit 10.1# to the Registrant's Current Report on Form 8-K filed with the Commission on October 21, 2013 (file no. 000-50789)
10.20		Asset Purchase Agreement, dated March 14, 2014 by and among AOA Excel, Inc., Occulogix LLC and TearLab Corporation.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 17, 2014 (file no. 000-51030)
14.1		Code of Conduct of the Registrant.
21.1		Subsidiaries of Registrant.	Exhibit 21.1 to the Registrant's Registration Statement on Form S-1, filed with the Commission on July 28, 2011 (file no. 333-175861)
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on signature page).
31.1		CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
31.2		CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
32.1		CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2		CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
101.INS*		XBRL Instance.
101.SCH*		XBRL Taxonomy Schema.
101.CAL*		XBRL Taxonomy Extension Calculation.
101.DEF*		XBRL Taxonomy Extension Definition.
101.LAB*		XBRL Taxonomy Extension Labels.
101.PRE*		XBRL Taxonomy Extension Presentation

* * *

#Management compensatory plan, contract or arrangement

●

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

Dated: March 17, 2014	TearLab Corp.

By: /s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 17, 2014	By: /s/ Elias Vamvakas
Elias Vamvakas Chief Executive Officer and Chairman of Board of Directors

Dated: March 17, 2014	By: /s/ William G. Dumencu
William G. Dumencu Chief Financial Officer and Treasurer

Dated: March 17, 2014	By: /s/ Anthony Altig
Anthony Altig Director

Dated: March 17, 2014	By: /s/ Thomas N. Davidson, Jr.
Thomas N. Davidson, Jr. Director

Dated: March 17, 2014	By: /s/ Adrienne L. Graves
Adrienne L. Graves Director

Dated: March 17, 2014	By: /s/ Richard L. Lindstrom, M.D.
Richard L. Lindstrom, M.D. Director

Dated: March 17, 2014	By: /s/ Donald Rindell
Donald Rindell Director

Dated: March 17, 2014	By: /s/ Paul Karpecki
Paul Karpecki Director

Dated: March 17, 2014	By: /s/ Brock Wright
Brock Wright Director