Form 10-Q
period 2014-03-31
TearLab Corp
filed 2014-05-09
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          March 31, 2014

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-51030

TearLab Corporation

(Exact name of registrant as

specified in its charter)

Delaware	59 343 4771

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9980 Huennekens Street., Suite 100, San Diego, CA 92121

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,585,401 as of May 5, 2014.

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

TearLab Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars)

($ 000’s)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$32,023	$37,778
Accounts receivable, net	3,050	3,524
Inventory	1,177	885
Prepaid expenses and other current assets	636	699
Total current assets	36,886	42,886

Fixed assets, net	4,043	3,429
Patents and trademarks, net	101	108
Intangible assets, net	4,755	3,494
Other non-current assets	47	40
Total assets	$45,832	$49,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,773	$631
Accrued liabilities	3,488	3,844
Deferred Rent	101	67
Obligations under warrants	1,124	4,047
Total current liabilities	6,486	8,589

Commitments and contingencies (Note 11)

Stockholders’ equity
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 65,000,000 authorized, 33,577,068 and 33,288,701 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	34	33
Additional paid-in capital	480,706	477,172
Accumulated deficit	(441,394)	(435,837)
Total stockholders’ equity	39,346	41,368
Total liabilities and stockholders’ equity	$45,832	$49,957

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in U.S. dollars except number of shares)

(Unaudited)

($ 000’s except number of shares and (loss) per share)

	Three months ended March 31,
	2014	2013

Revenue	$4,211	$2,475
Cost of goods sold (excluding amortization of intangible assets)	2,199	1,416
Gross profit	2,012	1,059
Operating expenses
General and administrative	3,127	1,448
Clinical, regulatory and research & development	575	208
Sales and marketing	3,928	2,262
Amortization of intangible assets	303	303
Total operating expenses	7,933	4,221
Loss from operations	(5,921)	(3,162)
Other income (expense)
Interest income	7	6
Changes in fair value of warrant obligations	307	(5,404)
Other, net	50	(14)
Total other income (expense)	364	(5,412)
Net loss and comprehensive loss	$(5,557)	$(8,574)
Weighted average shares outstanding - basic	33,550,404	28,756,475
Net loss per share – basic	$(0.17)	$(0.30)
Weighted average shares outstanding - diluted	33,732,227	28,756,475
Net loss per share – diluted	$(0.17)	$(0.30)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

(Unaudited)

($ 000’s)

	Three months ended March 31,
	2014	2013

OPERATING ACTIVITIES
Net loss for the period	$(5,557)	$(8,574)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	813	280
Depreciation of fixed assets	297	66
Amortization of patents and trademarks	7	7
Amortization of intangible assets	303	303
Changes in fair value of warrant obligations	(307)	5,404
Loss on disposal of fixed assets	2	-
Net change in working capital and non-current asset balances related to operations	860	(250)
Cash used in operating activities	(3,582)	(2,764)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(880)	(433)
Cash paid for business acquisition	(1,400)	-
Cash used in investing activities	(2,280)	(433)

FINANCING ACTIVITIES
Proceeds from warrants exercised	-	13
Proceeds from the exercise of options	137	11
Cost of issuance of shares	(30)	-
Cash provided by financing activities	107	24

Net decrease in cash and cash equivalents during the period	(5,755)	(3,173)
Cash, beginning of period	37,778	15,437
Cash, end of period	$32,023	$12,264

See accompanying notes to interim consolidated financial statements

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

The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $5.5 million for the three months ended March 31, 2014 and $29.0 million for the year ended December 31, 2013. The Company's working capital surplus at March 31, 2014 is $30.4 million. Based on the Company’s annual operating plan approved by the Board of Directors, management believes the Company’s existing cash and cash equivalents of $32.0 million at March 31, 2014 combined with anticipated cash flows provided by sales of its products in 2014 will be sufficient to fund its cash requirements through at least March 31, 2015.

2. SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim condensed consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2013. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to revenue and inventory reserves, impairment of long-lived and intangible assets, and the fair value of stock options and warrants.

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

TearLab Corporation

The Company enters into contracts where revenue is derived from multiple deliverables containing a mix of products, which generally includes either the sale or the right to use a TearLab Osmolarity System and sales of a fixed number of test cards. The Company has multiple revenue programs, in which it either sells readers and test cards as a combined unit with no future commitments on behalf of the client, provides the use of readers to large practices with an expectation of purchasing certain levels of test cards or allows the customer to use the readers with a commitment to fulfill a minimum purchase obligation, typically over a three year period. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis When multiple elements have stand alone value, consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. When no stand-alone value to the elements exists, as is currently the case for the TearLab reader when sold together with related disposables, arrangement consideration is recognized on the combined unit of accounting. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

The TearLab® Osmolarity System for Dry Eye Disease (“DED”) consists of hardware and related disposable test cards. In 2013 and 2014, the Company’s revenues have been derived primarily from programs where customers are given the use of a TearLab Osmolarity System in exchange for various programs to purchase test cards. The Company’s sales are currently direct to customers in the United States, Canada and the United Kingdom and to distributors in Europe and Asia. The Company records revenue when all of its obligations are completed which is generally upon shipment of the Company’s products.

Although the Company typically has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve of $142,000 and $173,000 as of March 31, 2014 and December 31, 2013, respectively, has reduced revenue and is included in accounts receivable.

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

Acquisition

On March 14, 2014, the Company acquired the net assets of the OcuHub business unit from AOAExcel, Inc., the for-profit subsidiary of the American Optometric Association ("AOA") in an all cash transaction for $1.4 million and a working capital deficit of $201,000. Of the net purchase price, $1,564,000 was preliminarily allocated to intangible assets, $38,000 to property, plant and equipment, $30,000 to prepaid expense and $230,000 to accrued liabilities. The acquisition was accounted for as a business combination in accordance with the authoritative guidance. The preliminary allocation of initial purchase price is based on our preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed as of the Closing, and these estimates are subject to adjustments. The fair value assigned to intangible assets has been determined primarily by using a variation of the income approach known as the discounted cash flow method, which estimates the value based on the present value of the after-tax free cash flows attributable to owning the intangible asset.

TearLab Corporation

Recent Accounting Pronouncements

In July 2013, the FASB issued authoritative guidance for the Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryfoward exists. The guidance is effective prospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company adopted this guidance January 1, 2014 and the adoption of this authoritative guidance did not have an impact on the Company's condensed consolidated financial statements or related financial statement disclosures.

3. BALANCE SHEET DETAILS

Accounts receivable

(in thousands)	March 31, 2014	December 31, 2013
Trade receivables	$3,471	$3, 939

Allowance for doubtful accounts	(421)	(415)

	$3,050	$3,524

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

(in thousands)	March 31, 2014	December 31, 2013
Finished goods	$1,189	$899
Inventory reserves	(12)	(14)
	$1,177	$885

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long term purchase commitment to buy the test cards from MiniFAB (Note 11). The purchase commitment contains required minimum annual purchases and a total purchase commitment under the manufacturing agreement. As part of its analysis of excess or obsolete inventories, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve needed. The usage of the minimum purchase commitments is predicated upon significant increases in revenues from TearLab products as compared to 2013 and prior years.

Prepaid expenses and other current assets

(in thousands)

	March 31, 2014	December 31, 2013
Prepaid trade shows	$179	$162
Prepaid insurance	175	227
Manufacturing deposits	43	104
Subscriptions	93	86
Other fees and services	146	120
	$636	$699

TearLab Corporation

Fixed assets

(in thousands)	March 31, 2014	December 31, 2013
Furniture and office equipment	$259	$221
Leasehold improvements	47	47
Computer equipment and software	384	386
Capitalized TearLab equipment	4,515	3,640
Medical equipment	401	401
	5,606	4,695
Less accumulated depreciation	(1,563)	(1,266)
	$4,043	$3,429

Depreciation expense was $297,000 and $66,000 during the three months ended March 31, 2014 and 2013, respectively.

Patents and trademarks

(in thousands)	March 31, 2014	December 31, 2013
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(167)	(160)
	$101	$108

Amortization expense of patents and trademarks was $7,000 and $7,000 during the three months ended March 31, 2014 and 2013, respectively.

Accrued liabilities

(in thousands)

	March 31, 2014	December 31, 2013
Due to professionals	$669	$616
Due to employees and directors	1,461	1,503
Sales and use tax liabilities	447	527
Royalty liability	253	281
Readers and test cards in transit	239	368
Other	419	549
	$3,488	$3,844

4.      INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research and the value of the OcuHub platform technology acquired in the acquisition of the OcuHub business unit from AOAExcel.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. The OcuHub platform technology consists of the right to access and commercialize the OcuHub cloud-based technology platform which facilitates an effective and efficient shared care model providing secure connectivity between doctors, patients, institutions and payers. The OcuHub platform technology is being amortized using the straight-line method over an estimated useful life of 5 years. Amortization expense for the three months ended March 31, 2014 and 2013 was $303,000 and $303,000 respectively.

TearLab Corporation

Intangible assets subject to amortization consist of the following:

	March 31, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$8,981	$12,172	$8,678
OcuHub platform technology	1,564	-	-	-
	$13,736	$8,981	$12,172	$8,678

The estimated amortization expense for the intangible assets for the remainder of 2013 and each of the remaining five years is as follows:

Amortization of intangible assets ($ 000’s)
Remainder of 2014	$1,145
2015	1,527
2016	1,379
2017	313
2018	313
2019	78

$4,755

5.      RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision Inc., pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision. Sales to this distributor for the three months ended March 31 2013 was $0, and the outstanding accounts receivable balances due at December 31, 2013 was $0. On September 3, 2013, the Company and Science with Vision Inc. agreed to terminate the distribution agreement including exclusive distribution rights of TearLab products in Canada. In consideration of the termination agreement, the Company agreed to a one-time payment to Science with Vision Inc. of $200,000 Canadian dollars and a royalty on all sales in Canada of products for which Science with Vision Inc. had exclusive distribution rights. The one-time payment resulted in a charge of $190,000 USD during the quarter ended September 30, 2013 and is recorded within sales and marketing expense. Royalties are recorded as cost of goods sold in the income statement in the period in which revenue is recognized for the associated products sold. The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2014.

TearLab Corporation

At March 31, 2014, the Company has a liability for warrants to purchase 219,604 shares of common stock at an exercise price of $1.86 per share valued at $1,124,000 (Note 7). The warrant liability is classified as a Level 3 fair value measurement.

The following table provides a reconciliation for the warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2014	$4,047
Warrant exercises	(2,616)
Change in fair value of warrant liability included in other (income) / expense	(307)
Balance of warrant liability at March 31, 2014	$1,124

7.      STOCKHOLDERS’ EQUITY

 (a ) Authorized share capital

The total number of authorized shares of common stock of the Company is 65,000,000. Each share of common stock has a par value of $0.001 per share. The total number of authorized shares of preferred stock of the Company is 10,000,000. Each share of preferred stock has a par value of $0.001 per share.

 (b)  Common stock

The Company has funded operations over the years through the issuance of equity in public and private offerings including on July 30, 2013, the Company closed an underwritten public offering of 2.99 million shares of its common stock at a price to the public of $13.50 per share. The Company received gross proceeds of $40,365,000, with associated costs of $3,055,000.

         (c)  Stock Incentive Plan

The Company has a stock incentive plan, the 2002 Stock Incentive Plan (the "Stock Incentive Plan"),. Under which the Stock Incentive Plan, up to 5,200,000 options are available for grant to employees, directors and consultants. Options granted under the Stock Incentive Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Incentive Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company's common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

Options granted are typically service-based options. Generally, options expire 10 years after the date of grant. No incentive stock options granted to a 10% owner optionee shall be exercisable after the expiration of five years after the effective date of grant of such option, no option has been granted to a prospective employee, prospective consultant or prospective director prior to the date on which such person commences service, and with the exception of an option granted to an officer, director or consultant, no option shall become exercisable at a rate less than 20% per annum over a period of five years from the effective date of grant of such option unless otherwise approved by the Board.

TearLab Corporation

The Company accounts for stock-based compensation under the authoritative guidance which requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the requisite service period. The amount of expense recognized during the period is affected by subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2014	2013
General and administrative	$527	$32
Clinical, regulatory and research and development	41	2
Sales and marketing	245	246
Stock-based compensation expense before income taxes	$813	$280

 (d)  Warrants

On June 13, 2011, the Company issued shares of its common stock as well as warrants (“Financing Warrants”) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations. The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009. There were 74,063 of these warrants outstanding at March 31, 2014 and December 31, 2013.

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

The Company accounts for the 2011 Warrants in accordance with applicable guidance to derivatives. The Company determined that the 2011 Warrants do not meet the criteria for classification as equity. Accordingly, the Company classified the 2011 Warrants as current liabilities at March 31, 2014.

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the shares of common stock and warrants issued based on their relative fair values. This resulted in an allocation of $3,012,000 of proceeds to warrant liability.  The Company remeasures the fair value of the warrants at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.

The estimated fair value of the 2011 Warrants at March 31, 2014 was determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	72%
Expected life of Warrants (years)	2.25
Risk-free interest rate	0.56%
Dividend yield	0%

TearLab Corporation

The fair value of the 2011 warrants is highly sensitive to the changes in the Company’s stock price and stock price volatility.

During the three months ended March 31, 2014 certain holders of 2011 Warrants exercised 304,945 warrants. The Company received $0 in proceeds from the cashless exercises during the three month period ended March 31, 2014. The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $2,616,000 an increase of $263,000 from the previous value at December 31, 2013. This increase was recorded as an expense in other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2014

The Company recorded the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company estimated the fair value of the remaining warrants as of March 31, 2014 to be $1,124,000, a decrease of $570,000 from the previous value at December 31, 2013. This amount was recorded as income to other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2014.

The following table provides activity for the Warrants outstanding through March 31, 2014 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2013	599	$1.83
Exercised	(305)	1.86
Expired	—	—
Outstanding, March 31, 2014	294	$1.79

8.     COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2014 and 2013, comprehensive loss was equal to net loss for each period.

9.      NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding. Diluted income (loss) per share is computed by dividing net income (loss), less any dilutive amounts recorded during the period for the change in fair value of warrant liabilities, by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, from stock options, warrants, and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive.  Diluted loss per share for the three months ended March 31, 2014 includes the dilutive impact of the gain recorded from the Company's June 30, 2011 warrants.

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	5,572	4,563
Warrants	74	2,176

Total	5,646	6,739

TearLab Corporation

10. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital and non-current asset balances related to operations consists of the following:

	Three months ended March 31, ($ 000’s)
	2014	2013
Accounts receivable, net	$474	$(877)
Inventory	(292)	(105)
Prepaid expenses and other assets	92	13
Other non-current assets	(7)	-
Accounts payable	911	737
Accrued liabilities	(352)	(18)
Deferred rent/revenue	34	—
	$860	$(250)

The following table lists those items that have been excluded from the condensed consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Three months ended March 31, ($ 000’s)
	2014	2013

Reclass of warrant liabilities to Stockholders Equity upon exercise of warrants	2,616	26
Additions to fixed assets included in accounts payable and accrued liabilities	4	-

11.	COMMITMENTS AND CONTINGENCIES

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB. Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company. The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $18.2 million (AUD$19.7 million) in test cards from MiniFAB for the years from 2014 through the end of 2015 of which $2.3 million (AUD $2.5 million) has been on order as of March 31,2014. The Company is also subject to annual minimum order commitments under the Manufacturing Agreement. The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent. If terminated for any reason other than default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

The Company has evaluated its 2014 outstanding purchase commitment with MiniFab to determine the potential amount of liability the Company may be obligated to pay if it doesn’t meet its annual order commitment. Having reviewed the submitted orders for test cards to MiniFAB for the three months ended March 31, 2014, if the Company does not: 1) order the sufficient additional test cards to meet the 2014 minimum order commitment under the agreement or 2) seek to modify the existing minimum order quantity with MiniFab, the Company will be subject to liquidated damages estimated at $6.3 million (AUD $6.8 million).

TearLab Corporation

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

In October 2008, the TearLab Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark. In connection with the CE mark clearance, we have entered into multi-year agreements with numerous distributors for distribution of the TearLab Osmolarity System. Currently, we have signed distribution agreements in each of the following countries: Spain, Portugal, Germany, France, Turkey, Ukraine, Bulgaria, Belgium, Netherlands, Switzerland, Finland, Sweden, Denmark, Norway, South Korea, Australia, Russia, Hungary, Greece, Slovakia, Argentina, the Czech Republic, a sales representation agreement in Japan and are selling directly to the customer in Canada and the United Kingdom.

On May 19, 2009, we announced that we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA. The 510(k) clearance allows us to market the TearLab Osmolarity System to those reference and physician operated laboratories with CLIA certifications allowing them to perform moderate and high complexity tests. Considering that most of our target customers currently are eye care practitioners without such certifications, it was necessary that we obtained a CLIA waiver from the FDA for the TearLab Osmolarity System as well as requiring our customers to obtain their moderate complexity CLIA certification or providing them with support from certified professionals. A CLIA waiver greatly reduces the regulatory compliance for our customers.

On October 19, 2010 we announced that a unique new Current Procedural Terminology, or CPT, code that will apply to the TearLab Osmolarity test had been published by the American Medical Association, or AMA. The new code became effective January 1, 2011. The new CPT code for the TearLab Osmolarity test is: 83861; Microfluidic analysis utilizing an integrated collection and analysis device, tear osmolarity (For microfluidic tear osmolarity of both eyes, report 83861 twice). This code falls under the Chemistry sub-section of the Pathology and Laboratory section of the CPT Codebook and was listed under the 2010 Clinical Laboratory Fee Schedule by the Centers for Medicare and Medicaid Services, or CMS. The payment code of 83861 that currently applies to the TearLab Osmolarity Test will be cross-walked or paired with code 84081. At current 2014 reimbursement rates, payment code 83861 would be reimbursed in every state by CMS at $22.54 per eye. This decision by CMS provides level reimbursement for and equal access to the TearLab Osmolarity Test across all of the United States.

On January 23, 2012, we announced that after reviewing and accepting labeling submitted to it by the Company, the FDA had granted the waiver categorization under CLIA for the TearLab Osmolarity System.

On March 14, 2014, we announced the closing of the acquisition of the assets of the OcuHub business unit from AOAExcel, Inc., the for-profit subsidiary of the American Optometric Association ("AOA") in an all cash transaction for $1.4 million. OcuHub, powered by AT&T and Covisint, facilitates an effective and efficient shared care model with a single sign-on portal, which simplifies secure connectivity between doctors, patients, institutions and payers. It is a subscription-based service that is HIPAA compliant and eliminates the need for a complex and expensive IT structure.

TearLab Corporation

Our success is highly dependent on our ability to increase sales of our testing platform in the United States as well as Europe and other countries recognizing the CE mark and in Canada where we have a Medical Device License. Meeting these objectives requires that we have sufficient capital to fund our operations. While our cash of $32.0 million as of March 31, 2014 may be insufficient to fund our long-term planned operations and our ability to generate increased revenues is uncertain, management believes that we have sufficient cash to fund our operations at current levels for at least the next 12 months. In spite of having adequate funding at this time we continue to evaluate various financing possibilities. If our revenues do not increase sufficiently to meet operational needs, we would be required to raise additional capital to fund our operations.

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended March 31, (in thousands)
	2014 $	2013 $	Change $

TearLab revenue	4, 4,211	2,2,475	1,1,736

TearLab – cost of sales	2, 2,199	1,416	783

TearLab gross profit	2,012	1,059	953

Gross profit percentage	48%	43%

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

TearLab revenue increased by $1,736,000 or 70% for the three months ended March 31, 2014 as compared to the prior year quarter. The increase is primarily driven from test card sales volume representing $1,760,000 of the total increase from the prior year quarter. Test card volume increase is consistent with the significant increase of new customers signed onto the Company’s annual test card commitment programs and its high volume large multi-doctor practice programs for domestic customers.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab Osmolarity System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended March 31, 2014 increased by $783,000 or 55% compared to the prior year fiscal period primarily due to the increase in sales volume of TearLab test cards, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs.

TearLab Corporation

TearLab Gross Margin

TearLab gross margin for the three months ended March 31, 2014 increased by $953,000 or 90% compared to the prior year fiscal period. The increase is mainly due to higher sales volume. The gross margin percentage of revenue for the quarter ending March 31, 2014 was 48% as compared to 43% for the prior year fiscal period which is primarily due to lower cost associated with test cards sold during the period driven by the weakening Australian dollar at the time of purchasing test card inventory.

Operating Expenses

	Three Months Ended March 31, (in thousands)
	2014 $	2013 $	Change $
Amortization of intangible assets	303	303	—
General and administrative	3,127	1,448	1,679
Clinical, regulatory and research and development	575	208	367
Sales and marketing	3,928	2,262	1,666

Operating expenses	7,933	4,221	3,712

General and Administrative Expenses

For the three months ended March 31, 2014, general and administrative increased by $1,679,000 or 116% as compared with the corresponding prior year period  primarily due to an increase of $611,000 in employee salary expense driven by a 84% increase in headcount to support the growth of the business and cost of new OcuHub employees, an increase of $495,000 in stock-based compensation expense related to options granted to new employees, an increase of $278,000 in professional fees and legal costs in relation to increased Sarbanes-Oxley compliance requirements along with transaction fees related to the OcuHub purchase and an increase of $286,000 in administrative expenses, travel and public company costs.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased by $367,000 or 176% during the three months ended March 31, 2014, as compared with the corresponding prior year period. The increase was mainly due to a $259,000 increase in research and development expenses related to next generation diagnostic products, $60,000 increase in professional fees and a $39,000 increase in stock-based compensation expense due to new options granted in the latter half of the quarter ending June 30, 2013.

Sales and Marketing Expense

Sales and marketing expenses increased by $1,666,000 or 74% during the three months ended March 31, 2014, as compared with the comparable period in fiscal 2013 primarily due to a $1,154,000 increase related to employee costs driven by a 88% increase in headcount, $260,000 increase in travel costs associated with the continued focus on commercialization of the TearLab product in the United States and a $164,000 increase in marketing and advertising expense.

TearLab Corporation

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

Amortization of Intangible Assets

Amortization expense of intangible assets for the three months ended March 31, 2014, as compared to the prior year fiscal periods was unchanged, as there were no adjustments to the Company’s cost basis or estimated useful life of the underlying assets.

Other Income (Expense)

	Three Months Ended March 31, (in thousands)
	2014 $	2013 $	Change $

Interest income	7	6	1
Changes in fair value of warrant obligations	307	(5,404)	5,711
Other, net	50	(14)	64

	364	(5,412)	5,776

Interest Income

Interest income for the three months ended March 31, 2014 increased slightly by $1,000, as compared to the prior year fiscal period. Interest income consists of interest earned as a result of the Company’s cash position at the end of each corresponding fiscal period.

Changes in Fair Value of Warrants Obligations

The Company recorded income related to a decrease in the fair value of warrant obligations of $307,000 for the period ended March 31, 2014 versus a charge due to an increase in the fair value of $5,404,000 for the period ended March 31, 2013.

At the beginning of the three month period ended March 31, 2014, the Company had a total of 524,549 warrants subject to fair value re-measurement each quarter. During the first quarter of 2014 certain holders of warrants exercised 304,945 warrants. The Company is required to record the outstanding warrants at fair value at the time of exercise, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised warrants during the first quarter 2014 to be $2,616,000, an increase of $263,000 from the previous value at December 31, 2013. This increase was recorded as a charge to other income (expense) in the condensed consolidated statement of operations for the three months ended March 31, 2014

In addition, the Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the remaining warrants as of March 31, 2014 to be $1,124,000, a decrease of $570,000 from the previous value at December 31, 2013. The amount was recorded as income to other income (expense) in the condensed consolidated statement of operations for the three months ended March 31, 2014, the primary driver of this change being a change in Black-Scholes valuation inputs for our decreased stock price.

TearLab Corporation

Other

Other income for the three months ended March 31, 2014 and 2013 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources

(in thousands)

	March 31,	December 31,
	2014	2013	Change

Cash and cash equivalents	$32,023	$37,778	$(5,755)
Percentage of total assets	70%	76%

Working capital	$30,400	$34,297	$(3,885)

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
●

our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the US dollar and Australian dollar may be material. In the 12 months ended March 31, 2014, the exchange rate incurred to purchase Australian dollars to pay our Australian supplier fluctuated from $0.88 USD to $1.05 USD per $1.00 AUD.

At the present time, our only product is the TearLab Osmolarity System, and although we have received 510(k) approval from the FDA and a CLIA waiver approval from the FDA, at this time we do not know when we can expect to begin to generate significant revenues from the TearLab Osmolarity System in the United States to support our operating needs and to become cash flow positive.

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

TearLab Corporation

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks. In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

	Three months ended March 31, (in thousands)
	2014	2013	Change
Cash used in operating activities	$(3,582)	$(2,764)	$(818)
Cash used in investing activities	(2,280)	(433)	(1,847)
Cash provided by financing activities	107	24	83

Net decrease in cash and cash equivalents during the period	$(5,755)	$(3,173)	$(2,582)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the three months ended March 31, 2014 was $3,582,000.  Net loss during the three month period was $5,557,000. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation and changes in the fair value of warrant obligations in the aggregate total of $1,115,000.

The net change in working capital and non-current asset balances related to operations for the three months ended March 31, 2014 and 2013 consists of the following:

Cash provided (used)	Three months ended March 31, (in thousands)
	2014	2013
Accounts receivable	$474	$(877)
Inventory	(292)	(105)
Prepaid expenses and other assets	92	13
Other non-current assets	(7)	-
Accounts payable	911	737
Accrued liabilities	(352)	(18)
Deferred rent/revenue	34	-
	$860	$(250)

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was $2,280,000 and $433,000, respectively, to acquire fixed assets, primarily TearLab Osmolarity systems related to the Company’s annual test card commitment programs or its high volume large multi doctor practice programs, as well as $1,400,000 of cash used to acquire the net assets of the OcuHub business unit from AOAExcel, Inc.

Cash Provided by Financing Activities

During the three months ended March 31, 2014, the Company issued 41,431 shares of common stock were issued as a result of the exercise of options for gross proceeds of $137,000.

During the three months ended March 31, 2013, the Company issued 7,058 shares of common stock as a result of the exercise of an equal number of warrants for gross proceeds of $13,000. In addition, 16,429 shares of common stock were issued as a result of the exercise of options for gross proceeds of $11,000.

TearLab Corporation

Off-Balance-Sheet Arrangements

As of March 31, 2014, we did not have any material off-balance-sheet arrangements as defined in Item 303(1)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition and inventory valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

There were no significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2014 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2014 included in Item 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in Euros and pounds sterling, while a minor portion of our expenses are in Canadian dollars, Australian dollars and Pounds sterling. Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, Euro or Pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, Euro or Pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars, Australian dollars, Euros and Pound sterling to meet short term operating requirements. Based on the balances in the Canadian dollar, Australian dollar, Euro and Pound sterling denominated bank accounts at March 31, 2014, hypothetical increases of $0.01 in the value of the Canadian dollar, the Australian dollar, the Euro and the Pound sterling in relation to the U.S. dollar would impact our results of our operations by less than $25,000. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

TearLab Corporation

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk. We believe this will minimize our market risk. We do not use interest rate derivative transactions to manage our interest rate risk. We reduce our exposure to interest rate risk by investing in savings or money market accounts. Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income. A reduction of interest rate by 100 basis points over the 12 months ended March 31, 2014 would reduce interest income by $7,000.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at March 31, 2014 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

During the first quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust.) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us.  The Manufacturing Agreement specifies minimum order quantities that will require us to purchase approximately USD $18.2 million (AUD$19.7 million) in test cards from MiniFAB for the years 2014 and 2015.  Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met.  The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

TearLab Corporation

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

In the years ended December 31, 2013 and the three months ended March 31, 2014, we have prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have incurred losses in each year since our inception. Our net working capital balance at March 31, 2014 was $30.4 million, which represents a $3.9 million decrease in the balance from our working capital of $34.3 million at December 31, 2013.

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

 We have incurred losses in each year since our inception.  As of March 31, 2014, we had an accumulated deficit of $441.4 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will successfully commercialize the TearLab Osmolarity System in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We have outstanding liabilities, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of March 31, 2014, our total liabilities were approximately $6.5 million.   Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of liability presents the following risks:

●

our liabilities increase our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

TearLab Corporation

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

 Since inception, we have funded our operations through debt and equity financings, including the exercise of warrants in 2012 by warrant holders, the April 2012 public offering financing, the July 2012 registered direct financing, the exercise of warrants and options in 2013 as well as the underwritten public offering in July 2013.  As of the date of filing of this quarterly Form 10-Q, we estimate that our cash and cash equivalents will be sufficient to meet our operating activities and other demands for at least the next 12 months. However, our prospects for obtaining additional financing are uncertain. Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

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

TearLab Corporation

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

TearLab Corporation

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

TearLab Corporation

 We have entered into related party transactions with suppliers, creditors, stockholders, officers and other parties, each of which may have interests which conflict with those of our public stockholders.

 We have entered into related party transactions with our suppliers, creditors, stockholders, officers and other parties, each of which may have interests which conflict with those of our public stockholders.

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

TearLab Corporation

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

TearLab Corporation

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

 Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock.  For example, an issuance of shares of preferred stock could:

●	adversely affect the voting power of the holders of our common stock;

●	make it more difficult for a third party to gain control of us;

●	discourage bids for our common stock at a premium;

●	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

●	otherwise adversely affect the market price or our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.	Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.2	Amended and Restated By-Laws of the Registrant currently in effect.	Exhibit 3.4 to the Registrant's Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

TearLab Corporation

Exhibit Number	Exhibit Description	Incorporated by Reference

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Exhibit 3.4 to the Registrant's Post Effective Amendment No. 1 to Form S-3 filed with the Commission on July 15, 2013 (file no. 333-189372)

10.1#	Nonstatutory Stock Option Agreement, dated April 21, 2014, by and between the Company and Paul Smith.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 21, 2014 (file no. 000-51030)

31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1+	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2+	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

#Management compensatory plan, contract or arrangement

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section.

+In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

TearLab Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TearLab Corp.
(Registrant)

Date:	May 9, 2014	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer