Form 10-Q
period 2014-06-30
TearLab Corp
filed 2014-08-08
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,588,734 as of August 5, 2014.

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

TearLab Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars)

($ 000’s)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$25,571	$37,778
Accounts receivable, net	3,003	3,524
Inventory	2,272	885
Prepaid expenses and other current assets	539	699
Total current assets	31,385	42,886

Fixed assets, net	4,381	3,429
Patents and trademarks, net	94	108
Intangible assets, net	4,360	3,494
Other non-current assets	52	40
Total assets	$40,272	$49,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$667	$631
Accrued liabilities	3,731	3,844
Deferred rent	134	67
Obligations under warrants	709	4,047
Total current liabilities	5,241	8,589

Commitments and contingencies (Note 11)

Stockholders’ equity
Capital stock
Preferred stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 65,000,000 authorized, 33,588,734 and 33,288,701 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	34	33
Additional paid-in capital	481,831	477,172
Accumulated deficit	(446,834)	(435,837)
Total stockholders’ equity	35,031	41,368
Total liabilities and stockholders’ equity	$40,272	$49,957

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in U.S. dollars except number of shares)

(Unaudited)

($ 000’s except number of shares and (loss) per share)

	Three months ended
	June 30,
	2014	2013

Revenue	$4,999	$3,525
Cost of goods sold (excluding amortization of intangible assets)	2,465	2,130
Gross profit	2,534	1,395
Operating expenses
General and administrative	3,591	2,616
Clinical, regulatory and research & development	608	221
Sales and marketing	3,825	3,534
Amortization of intangible assets	395	303
Total operating expenses	8,419	6,674
Loss from operations	(5,885)	(5,279)
Other income (expense)
Interest income	9	5
Changes in fair value of warrant obligations	415	(6,734)
Other, net	22	(17)
Total other income (expense)	446	(6,746)
Net loss and comprehensive loss	$(5,439)	$(12,025)
Weighted average shares outstanding - basic	33,584,980	29,177,815
Net loss per share – basic	$(0.16)	$(0.41)
Weighted average shares outstanding - diluted	33,720,896	29,177,815
Net loss per share – diluted	$(0.17)	$(0.41)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in U.S. dollars except number of shares)

(Unaudited)

($ 000’s except number of shares and (loss) per share)

	Six months ended
	June 30,
	2014	2013

Revenue	$9,209	$6,000
Cost of goods sold (excluding amortization of intangible assets)	4,664	3,545
Gross profit	4,545	2,455
Operating expenses
General and administrative	6,718	4,064
Clinical, regulatory and research & development	1,183	430
Sales and marketing	7,753	5,795
Amortization of intangible assets	698	606
Total operating expenses	16,352	10,895
Loss from operations	(11,807)	(8,440)
Other income (expense)
Interest income	16	10
Changes in fair value of warrant obligations	722	(12,138)
Other, net	72	(30)
Total other income (expense)	810	(12,158)
Net loss and comprehensive loss	$(10,997)	$(20,598)
Weighted average shares outstanding - basic	33,567,787	28,968,309
Net loss per share – basic	$(0.33)	$(0.71)
Weighted average shares outstanding - diluted	33,729,222	28,968,309
Net loss per share – diluted	$(0.35)	$(0.71)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

(Unaudited)

($ 000’s)

	Six months ended June 30,
	2014	2013

OPERATING ACTIVITIES
Net loss for the period	$(10,997)	$(20,598)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	1,900	1,759
Depreciation of fixed assets	668	182
Amortization of patents and trademarks	14	14
Amortization of intangible assets	698	606
Changes in fair value of warrant obligations	(722)	12,138
Loss on disposal of fixed assets	2	-
Net change in non-cash working capital balances related to operations	(739)	(1,327)
Cash used in operating activities	(9,176)	(7,226)

INVESTING ACTIVITIES
Additions to fixed assets	(1,776)	(1,546)
Cash paid for business acquisition	(1,400)	-
Cash used in investing activities	(3,176)	(1,546)

FINANCING ACTIVITIES
Proceeds from warrants exercised	-	386
Proceeds from the exercise of options	175	181
Costs of issuance of shares	(30)	-
Cash provided by financing activities	145	567

Net decrease in cash and cash equivalents during the period	(12,207)	(8,205)
Cash, beginning of period	37,778	15,437
Cash, end of period	$25,571	$7,232

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

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $11.0 million for the six months ended June 30, 2014 and $29.0 million for the year ended December 31, 2013. The Company's working capital surplus at June 30, 2014 is $26.1 million. Based on the Company’s annual operating plan approved by the Board of Directors, management believes the Company’s existing cash and cash equivalents of $25.6 million at June 30, 2014 combined with anticipated cash flows provided by sales of its products in 2014 will be sufficient to fund its cash requirements through at least June 30, 2015.

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

TearLab Corporation

The Company enters into contracts where revenue is derived from multiple deliverables containing a mix of products, which generally includes either the sale or the right to use a TearLab Osmolarity System and sales of a number of test cards. The Company has multiple revenue programs, in which it either sells readers and test cards as a combined unit with no future commitments on behalf of the customer, provides the use of readers to large practices with an expectation of purchasing certain levels of test cards or allows the customer to use the readers with a commitment to fulfill a minimum purchase obligation, typically over a three year period. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis When multiple elements have stand-alone value, consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. When no stand-alone value to the elements exists, as is currently the case for the TearLab reader when sold together with related disposables, arrangement consideration is recognized on the combined unit of accounting. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

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

Although the Company typically has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve of $163,000 and $173,000 as of June 30, 2014 and December 31, 2013, respectively, has reduced revenue and is included as a reduction to accounts receivable.

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

TearLab Corporation

Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

3.	BALANCE SHEET DETAILS

Accounts receivable

(in thousands)	June 30, 2014	December 31, 2013
Trade receivables	$3,445	$3,939
Allowance for doubtful accounts	(442)	(415)

	$3,003	$3,524

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

(in thousands)	June 30, 2014	December 31, 2013
Finished goods	$2,288	$899
Inventory reserves	(16)	(14)
	$2,272	$885

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long term purchase commitment to buy the test cards from MiniFAB (Note 11). The purchase commitment contains required minimum annual purchases and a total purchase commitment under the manufacturing agreement. As part of its analysis of excess or obsolete inventories, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve is needed. The usage of the minimum purchase commitments is predicated upon significant increases in revenues from TearLab products as compared to 2013 and prior years.

TearLab Corporation

Prepaid Expenses

(in thousands)	June 30, 2014	December 31, 2013
Prepaid trade shows	$131	$162
Prepaid insurance	112	227
Manufacturing deposits	86	104
Subscriptions	80	86
Other fees and services	130	120
	$539	$699

Fixed Assets

(in thousands)	June 30, 2014	December 31, 2013
Furniture and office equipment	$264	$221
Leasehold improvements	47	47
Computer equipment and software	608	386
Capitalized TearLab equipment	4,995	3,640
Medical equipment	401	401
	6,315	4,695
Less accumulated depreciation	(1,934)	(1,266)
	$4,381	$3,429

Depreciation expense was $668,000 and $182,000 during the six months ended June 30, 2014 and 2013, respectively, and $370,000 and $116,000 during the three months ended June 30, 2014 and 2013, respectively.

Patents and trademarks

(in thousands)	June 30, 2014	December 31, 2013
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(174)	(160)
	$94	$108

Amortization expense of patents and trademarks was $14,000 and $14,000 during the six months ended June 30, 2014 and 2013, respectively, and $7,000 and $7,000 during the three months ended June 30, 2014 and 2013, respectively.

Accrued liabilities

	June 30,	December 31,
(in thousands)	2014	2013
Due to professionals	$468	$616
Due to employees and directors	1,295	1,503
Sales and use tax liabilities	394	527
Royalty liability	302	281
Readers and test cards in transit	789	368
Other	483	549
	$3,731	$3,844

TearLab Corporation

4.	INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research and the value of the OcuHub platform technology acquired in the acquisition of the OcuHub business unit from AOAExcel.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years.  The OcuHub platform technology consists of the right to access and commercialize the OcuHub cloud-based technology platform which facilitates an effective and efficient shared care model providing secure connectivity between doctors, patients, institutions and payers. The OcuHub platform technology is being amortized using the straight-line method over an estimated useful life of 5 years. Amortization expense for the three months and six months ended June 30, 2014 and 2013 was $395,000, $303,000, $698,000 and $606,000, respectively.

Intangible assets subject to amortization consist of the following:

	June 30, 2014		December 31, 2013
(in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$9,284	$12,172	$8,678
OcuHub platform technology	1,564	92	-	-
	$13,736	$9,376	$12,172	$8,678

The estimated amortization expense for the intangible assets for the remainder of 2014 and each of the remaining five years is as follows:

Amortization of intangible assets ($ 000’s)
Remainder of 2014	$763
2015	1,527
2016	1,379
2017	313
2018	313
2019	65
$4,360

5.	RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision Inc., pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. On September 3, 2013, the Company and Science with Vision Inc. agreed to terminate the distribution agreement including exclusive distribution rights of TearLab products in Canada. In consideration of the termination agreement, the Company agreed to a one-time payment to Science with Vision Inc. of $200,000 Canadian dollars and a royalty on all sales in Canada of products for which Science with Vision Inc. had exclusive distribution rights. The one-time payment resulted in a charge of $190,000 USD during the quarter ended September 30, 2013 and is recorded within sales and marketing expense. Royalties are recorded as cost of goods sold in the income statement in the period in which revenue is recognized for the associated products sold. The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision. Sales to this distributor for the six months ended June 30 2014 was $0, and the outstanding accounts receivable balances due at June 30, 2014 and December 31, 2013 was $0. Royalty expense related to the termination agreement with this distributor for the three and six months ended June 30, 2014 was $3,000 and $5,000, respectively, and the outstanding accrued liability balances at June 30, 2014 and December 31, 2013 was $3,000.

TearLab Corporation

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2014.

At June 30, 2014, the Company has a liability for warrants to purchase 219,604 shares of common stock at an exercise price of $1.86 per share valued at $709,000 (Note 7). The warrant liability is classified as a Level 3 fair value measurement.

The following table provides a reconciliation for the warrant liability measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2014	$4,047
Warrant exercises	(2,616)
Change in fair value of warrant liability included in other (income) / expense	(722)
Balance of warrant liability at June 30, 2014	$709

7.	STOCKHOLDERS’ EQUITY

(a)	Authorized share capital

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

TearLab Corporation

(c)	Stock Option Plan

The Company has a stock incentive plan, the 2002 Stock Incentive Plan (the "Stock Incentive Plan"). Under the Stock Incentive Plan, up to 6,200,000 options are available for grant to employees, directors and consultants. Options granted under the Stock Incentive Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Incentive Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company's common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
General and administrative	$819	$1,019	$1,346	$1,051
Clinical, regulatory and research and development	37	26	78	29
Sales and marketing	231	433	476	679
Stock-based compensation expense before income taxes	$1,087	$1,478	$1,900	$1,759

(d)	Warrants

On June 13, 2011, the Company issued shares of its common stock as well as warrants (“Financing Warrants”) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations. The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009. There were 74,063 of these warrants outstanding at June 30, 2014 and December 31, 2013.

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

TearLab Corporation

The Company accounts for the 2011 Warrants in accordance with applicable guidance to derivatives. The Company determined that the 2011 Warrants do not meet the criteria for classification as equity. Accordingly, the Company classified the 2011 Warrants as current liabilities at June 30, 2014.

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

The estimated fair value of the 2011 Warrants at June 30, 2014 was determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	66%
Expected life of Warrants (years)	2.0
Risk-free interest rate	0.47%
Dividend yield	0%

The fair value of the 2011 warrants is highly sensitive to the changes in the Company’s stock price and stock price volatility.

During the three and six months ended June 30, 2014 certain holders of 2011 Warrants exercised 0 and 304,945 warrants, respectively. The Company received $0 in proceeds from the cashless exercises during the six month period ended June 30, 2014. The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised 2011 Warrants in the first quarter of 2014 at their respective exercise dates to be $2,616,000, an increase in value of $263,000 from the previous value at December 31, 2013. This increase was recorded as an expense in other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2014.

The Company recorded the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company estimated the fair value of the remaining warrants as of June 30, 2014 to be $709,000, a decrease of $415,000 and $985,000 from the previous values at March 31, 2014 and December 31, 2013, respectively. These amounts were recorded as income to other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2014.

The following table provides activity for the Warrants outstanding through June 30, 2014 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2013	599	$1.83
Exercised	(305)	1.86
Expired	—	—
Outstanding, June 30, 2014	294	$1.79

8.	COMPREHENSIVE LOSS

For the three and six months ended June 30, 2014 and 2013, comprehensive loss was equal to net loss for each period.

TearLab Corporation

9.	NET LOSS PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding. Diluted income (loss) per share is computed by dividing net income (loss), less any dilutive amounts recorded during the period for the change in fair value of warrant liabilities, by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, from stock options, warrants, and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Diluted loss per share for the three and six months ended June 30, 2014 includes the dilutive impact of the gain recorded from the Company's June 30, 2011 warrants increasing the loss in the numerator by $415,000 and $722,000 for the three and six month periods ending June 30, 2014 and includes the additional common stock equivalents related to the warrants of 135,916 and 161,435 in the denominator for the respective periods.

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock options	5,995	4,989	5,995	4,989
Warrants	74	965	74	965
Total	6,069	5,954	6,069	5,954

10.	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital and non-current asset balances related to operations consists of the following (in thousands):

	Six months ended June 30,
	2014	2013
Accounts receivable, net	$521	$(2,163)
Inventory	(1,387)	456
Prepaid expenses and other assets	189	(172)
Other non-current assets	(12)	(2)
Accounts payable	(195)	(115)
Accrued liabilities	79	667
Deferred rent/revenue	66	2
	$(739)	$(1,327)

The following table lists those items that have been excluded from the condensed consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information (in thousands):

	Six months ended June 30,
	2014	2013
Reclass of warrant liabilities to Stockholders Equity upon cashless exercise of warrants	2,616	10,404
Additions to fixed assets included in accounts payable and accrued liabilities	192

TearLab Corporation

11.	COMMITMENTS AND CONTINGENCIES

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB. Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company. The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $18.6 million (AUD $19.7 million) in test cards from MiniFAB for the years from 2014 through the end of 2015 of which $4.3 million (AUD $4.5 million) has been on order as of June 30,2014. The Company is also subject to annual minimum order commitments under the Manufacturing Agreement. The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent. If terminated for any reason other than default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

The Company has evaluated its 2014 outstanding purchase commitment with MiniFab to determine the potential amount of liability the Company may be obligated to pay if it doesn’t meet its annual order commitment. Having reviewed the submitted orders for test cards to MiniFAB for the six months ended June 30, 2014, if the Company does not: 1) order the sufficient additional test cards to meet the 2014 minimum order commitment under the agreement or 2) seek to modify the existing minimum order quantity with MiniFab, the Company will be subject to liquidated damages estimated at $4.6 million (AUD $4.8 million).

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

On May 19, 2009, we announced that we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA. The 510(k) clearance allows us to market the TearLab Osmolarity System to those reference and physician operated laboratories with CLIA certifications allowing them to perform moderate and high complexity tests. Our efforts were then focused on obtaining a CLIA waiver from the FDA for the TearLab Osmolarity System as a CLIA waiver greatly reduces the regulatory compliance for our customers.

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

On March 14, 2014, we announced the closing of the acquisition of the assets of the OcuHub business unit from AOAExcel, Inc., the for-profit subsidiary of the American Optometric Association ("AOA") in an all cash transaction for $1.4 million. OcuHub, powered by AT&T and Covisint, facilitates an effective and efficient shared care model with a single sign-on portal, which simplifies secure connectivity between doctors, patients, institutions and payers. It is a subscription-based service that is HIPAA compliant and eliminates the need for a complex and expensive IT structure. The OcuHub platform will be a competitive advantage for EHR incentive payments, access to insured patients, participation in ACOs and other new payment systems and represents another important step toward TearLab creating an unprecedented partnership within the eye care community.

Our success is highly dependent on our ability to increase sales of our testing platform in the United States as well as Europe and other countries recognizing the CE mark and in Canada where we have a Medical Device License. Meeting these objectives requires that we have sufficient capital to fund our operations. While our cash of $25.6 million as of June 30, 2014 may be insufficient to fund our long-term planned operations and our ability to generate increased revenues is uncertain, management believes that we have sufficient cash to fund our operations at current levels for at least the next 12 months. In spite of having adequate funding at this time we continue to evaluate various financing possibilities. If our revenues do not increase sufficiently to meet operational needs, we would be required to raise additional capital to fund our operations.

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2014	2013	Change	2014	2013	Change

TearLab revenue	$4,999	$3,525	$1,474	$9,209	$6,000	$3,209

TearLab – cost of sales	2,465	2,130	335	4,664	3,545	1,119

TearLab gross profit	$2,534	$1,395	$1,139	$4,545	$2,455	$2,090

Gross profit percentage	51%	40%		49%	41%

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

TearLab Corporation

TearLab revenue increased by $1,474,000 or 42% for the three months ended June 30, 2014 as compared to the prior year quarter. The increase is primarily driven from test card sales volume representing $1,521,000 of the total increase from the prior year quarter partially offset by a decrease in reader revenue of $50,000. Test card volume increase is consistent with the increase of new customers signed onto the Company’s annual test card commitment programs and its high volume large multi-doctor practice programs for domestic customers.

TearLab revenue increased by $3,209,000 or 53% for the six months ended June 30, 2013 as compared to the prior year period. The increase is primarily driven from test card sales volume representing $3,282,000 of the total increase from the prior year period partially offset by a decrease in reader revenue of $60,000. Test card volume increase is consistent with the increase of new customers signed onto the Company’s annual test card commitment programs and its high volume large multi-doctor practice programs for domestic customers.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, depreciation, warranty, and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab cost of sales for the three months ended June 30, 2014 increased by $335,000 or 16% compared to the prior year fiscal period due to increased volumes of TearLab test cards in the overall sales product mix, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs.

For the six months ended June 30, 2014, TearLab cost of sales increased by $1,119,000 or 32% over the prior year fiscal period due to increased volumes of TearLab test cards in the overall sales product mix, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs

TearLab Gross Margin

TearLab gross margin for the three months ended June 30, 2014 increased by $1,139,000 or 82% compared to the prior year fiscal period. The increase is mainly due to higher sales volume. The gross margin percentage of revenue for the quarter ending June 30, 2014 was 51% as compared to 40% for the prior year fiscal period which is primarily due to lower cost associated with test cards sold during the period including the impact of the weakening Australian dollar at the time of purchasing test card inventory.

TearLab gross margin for the six months ended June 30, 2014 increased by $2,090,000 or 85% compared to the prior year fiscal period. The increase is mainly due to higher sales volume. The gross margin percentage of revenue for the six month period ending June 30, 2014 was 49% as compared to 41% for the prior year fiscal period which is primarily due to lower cost associated with test cards sold during the period including the impact of the weakening Australian dollar at the time of purchasing test card inventory.

Operating Expenses

	Three months ended June 30 (in thousands)			Six months ended June 30 (in thousands)
	2014	2013	Change	2014	2013	Change
Amortization of intangible assets	$395	$303	$92	$698	$606	$92
General and administrative	3,591	2,616	975	6,718	4,064	2,654
Clinical, regulatory and research & development	608	221	387	1,183	430	753
Sales and marketing	3,825	3,534	291	7,753	5,795	1,958
Operating expenses	$8,419	$6,674	$1,745	$16,352	$10,895	$5,457

TearLab Corporation

General and Administrative Expenses

For the three months ended June 30, 2014, general and administrative expense increased by $975,000 or 37% as compared with the corresponding prior year period primarily due to an increase of $729,000 in employee costs driven by a 56% increase in headcount to support the growth of the business and cost of new OcuHub employees, an increase of $53,000 in professional fees and an increase of $376,000 in administrative expenses, travel and public company costs offset by a decrease of $200,000 in stock-based compensation expense primarily related to the decrease in the valuation of annual options granted to the Board of Directors.

For the six months ended June 30, 2014, general and administrative expenses increased by $2,654,000 or 65%, as compared with the corresponding prior year period primarily due to an increase of $1,340,000 increase in employee costs driven by a 68% increase in headcount to support the growth of the business and cost of new OcuHub employees, an increase of $331,000 in professional fees and legal costs in relation to increased Sarbanes-Oxley compliance requirements along with transaction fees related to the OcuHub purchase, an increase of $662,000 in administrative expenses, travel and public company costs and an increase of $295,000 in stock-based compensation expense driven by inducement options granted to new members of the senior management team.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased by $387,000 or 175% during the three months ended June 30, 2014, as compared with the corresponding prior year period. The increase was primarily due to a $379,000 increase in research and development expenses related to next generation diagnostic products.

Total clinical, regulatory and research and development expenses increased by $753,000 or 175% during the six months ended June 30, 2014, as compared with the corresponding prior year period. The increase was mainly due to a $638,000 increase in research and development expenses related to next generation diagnostic products, $56,000 increase in professional fees and a $53,000 increase in stock-based compensation expense due to new options granted in the latter half of the quarter ending June 30, 2013.

Sales and Marketing Expense

Sales and marketing expenses increased by $291,000 or 8% during the three months ended June 30, 2014, as compared with the comparable period in fiscal 2013 primarily due to a $662,000 increase related to employee costs driven by a 64% increase in headcount, $113,000 increase in travel costs associated with the continued focus on commercialization of the TearLab product in the United States, $281,000 decrease in marketing and advertising expense and a $202,000 decrease in stock-based compensation expense driven by a declining re-valuation of consultant stock options as a result of a decline in TearLab stock price.

Sales and marketing expenses increased by $1,958,000 or 34% during the three months ended June 30, 2014, as compared with the comparable period in fiscal 2013 primarily due to a $1,816,000 increase related to employee costs driven by a 78% increase in headcount, $373,000 increase in travel costs associated with the continued focus on commercialization of the TearLab product in the United States, $117,000 decrease in marketing and advertising expense and a $203,000 decrease in stock-based compensation expense driven by a declining re-valuation of consultant stock options as a result of a decline in TearLab stock price.

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

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and six months ended June 30, 2014, as compared to the prior year fiscal periods increased $92,000 and is directly related to the intangible assets acquired in the OcuHub business unit purchase from AOAExcel, Inc.

Other Income (Expense)

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2014	2013	Change	2014	2013	Change

Interest income	$9	$5	$4	$16	$10	$6
Changes in fair value of warrant obligations	415	(6,734)	7,149	722	(12,138)	12,860
Other	22	(17)	39	72	(30)	102

	$446	$(6,746)	$7,192	$810	$(12,158)	$12,968

Interest Income

Interest income for the three months ended June 30, 2014 increased slightly by 4,000, and interest income for the six months ended June 30, 2014 increased slightly by $6,000 as compared to the prior year fiscal periods primarily due to a larger cash balance earning interest during each period. Interest income consists of interest earned as a result of the Company’s cash position at the end of each corresponding fiscal period.

Changes in Fair Value of Warrants Obligations

The Company recorded income related to a decrease in the fair value of warrant obligations of $415,000 and $722,000 for the three and six month periods ended June 30, 2014, respectively.

At the beginning of the six month period ended June 30, 2014, the Company had a total of 524,549 warrants subject to fair value re-measurement each quarter. During the first quarter of 2014 certain holders of warrants exercised 304,945 warrants. The Company is required to record the outstanding warrants at fair value at the time of exercise, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised warrants during the first quarter 2014 to be $2,616,000, an increase of $263,000 from the previous value at December 31, 2013. This increase was recorded as a charge to other income (expense) in the condensed consolidated statement of operations for the three months ended March 31, 2014. There were no warrant exercises during the second quarter of 2014.

In addition, the Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the remaining warrants as of June 30, 2014 to be $709,000, a decrease of $985,000 from the previous value at December 31, 2013; including a decrease of $570,000 for the three months ended March 31, 2014 and a decrease of $415,000 for the three months ended June 30, 2014. These amounts were recorded as a charge to other income (expense) in the condensed consolidated statement of operations for the three and six months ended June 30, 2014, the primary driver of this change being a change in Black-Scholes valuation inputs for our decreased stock price.

TearLab Corporation

Other

Other income for the three and six months ended June 30, 2014 and 2013 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources

(in thousands)

	June 30,	December 31,
	2014	2013	Change

Cash and cash equivalents	$25,571	$37,778	$(12,207)
Percentage of total assets	63%	76%

Working capital	$26,144	$34,297	$(8,153)

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
●

our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the US dollar and Australian dollar may be material. In the 12 months ended June 30, 2014, the exchange rate incurred to purchase Australian dollars to pay our Australian supplier fluctuated from $0.87 USD to $0.96 USD per $1.00 AUD.

At the present time, our only product is the TearLab Osmolarity System, and although we have received 510(k) approval from the FDA and a CLIA waiver approval from the FDA, at this time, we do not know when we can expect to begin to generate significant revenues from the TearLab Osmolarity System in the United States.

We believe that we have sufficient funding to meet operational needs for at least the next 12 months but if we are not able to achieve a cash positive operating position in the future we may need to raise additional funds, and our prospects for obtaining that capital are uncertain. Additional capital may not be available on terms favorable to us, or at all. In addition, future financings could result in significant dilution of existing stockholders.

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

Changes in Cash Flows

	Six months ended June 30, (in thousands)
	2014	2013	Change
Cash used in operating activities	$(9,176)	$(7,226)	$(1,950)
Cash used in investing activities	(3,176)	(1,546)	(1,630)
Cash provided by (used in) financing activities	145	567	(422)

Net decrease in cash and cash equivalents during the period	$(12,207)	$(8,205)	$(4,002)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the six months ended June 30, 2014 was $9,176,000.  Net loss during the six month period was $10,997,000. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation and changes in the fair value of warrant obligations in the aggregate total of $2,558,000. The unfavorable overall working capital change is primarily due to a decrease in accounts receivable as a result of cash collected from customers and an increase in inventory due to restocking for anticipated demand for our products.

The net change in working capital balances related to operations for the six months ended June 30, 2014 and 2013 consists of the following:

Cash provided (used)	Six months ended June 30, (in thousands)
	2014	2013
Amounts receivable, net	$521	$(2,163)
Inventory	(1,387)	456)
Prepaid expenses and other assets	189	(172)
Other non-current assets	(12)	(2)
Accounts payable	(195)	(115)
Accrued liabilities	79	667
Deferred rent / revenue	66	2
	$(739)	$(1,327)

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $3,176,000 and $1,546,000, respectively, to acquire fixed assets, primarily readers related to the Company’s annual test card commitment programs or its high volume large multi doctor practice programs, as well as $1,400,000 of cash used to acquire the net assets of the OcuHub business unit from AOAExcel, Inc.

TearLab Corporation

Cash Provided by Financing Activities

During the six months ended June 30, 2014, the Company issued 53,097 shares of common stock as a result of the exercise of options for gross proceeds of $175,000.

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

There were no significant changes during the six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2014 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the six months ended June 30, 2014 included in Item 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in Euros and pounds sterling, while a minor portion of our expenses are in Canadian dollars, Australian dollars and Pounds sterling. Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, Euro or Pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, Euro or Pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars, Australian dollars, Euros and Pound sterling to meet short term operating requirements. Based on the balances in the Canadian dollar, Australian dollar, Euro and Pound sterling denominated bank accounts at June 30, 2014, hypothetical increases of $0.01 in the value of the Canadian dollar, the Australian dollar, the Euro and the Pound sterling in relation to the U.S. dollar would impact our results of our operations by less than $5,000. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk. We believe this will minimize our market risk. We do not use interest rate derivative transactions to manage our interest rate risk. We reduce our exposure to interest rate risk by investing in savings or money market accounts. Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income. A reduction of interest rate by 100 basis points over the 12 months ended June 30, 2014 would reduce interest income by $16,000.

TearLab Corporation

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at June 30, 2014 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

During the second quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust.) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us.  The Manufacturing Agreement specifies minimum order quantities that will require us to purchase approximately USD $18.6 million (AUD$19.7 million) in test cards from MiniFAB for the years 2014 and 2015.  Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met.  The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

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

In the years ended December 31, 2013 and the six months ended June 30, 2014, we have prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have incurred losses in each year since our inception. Our net working capital balance at June 30, 2014 was $26.1 million, which represents an $8.2 million decrease in the balance from our working capital of $34.3 million at December 31, 2013.

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

 We have incurred losses in each year since our inception.  As of June 30, 2014, we had an accumulated deficit of $446.8 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will successfully commercialize the TearLab Osmolarity System in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We have outstanding liabilities, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of June 30, 2014, our total liabilities were approximately $5.2 million.   Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of liability presents the following risks:

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

 Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock.  For example, an issuance of shares of preferred stock could:

●	adversely affect the voting power of the holders of our common stock;

●	make it more difficult for a third party to gain control of us;

●	discourage bids for our common stock at a premium;

●	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

●	otherwise adversely affect the market price or our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.	Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.2	Amended and Restated By-Laws of the Registrant currently in effect.	Exhibit 3.4 to the Registrant's Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Exhibit 3.4 to the Registrant's Post Effective Amendment No. 1 to Form S-3 filed with the Commission on July 15, 2013 (file no. 333-189372)

10.1#	Nonstatutory Stock Option Agreement, dated July 11, 2014, by and between the Company and Manoj Venkiteshwar.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2014 (file no. 000-51030)

10.2#	2002 Stock Incentive Plan, as amended and restated.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 13, 2014 (file no. 000-51030)

10.3#	2014 Employee Stock Purchase Plan.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 13, 2014 (file no. 000-51030)

31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1+	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2+	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

TearLab Corporation

Exhibit Number	Exhibit Description	Incorporated by Reference

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

TearLab Corp.
(Registrant)

Date:	August 8, 2014	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer