Form 10-Q
period 2014-09-30
TearLab Corp
filed 2014-11-06
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,588,734 as of November 3, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "projects," "predicts," “pursue,” "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our future strategy, structure, and business prospects;
●	The planned commercialization of our products;
●	The size and growth of the potential markets for our products and technology;
●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
●	Our anticipated expansion of United States and international sales and operations;
●	Our ability to obtain and protect our intellectual property and proprietary rights;
●	The results of our clinical trials;
●	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;
●	Our anticipated sales to customers in the United States;
●	Our ability to obtain reimbursement for patient testing with the TearLab® System;
●	Our efforts to assist our customers in obtaining their CLIA waiver certifications or providing them with support from certified professionals;
●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations; and
●	Use of cash, cash needs and ability to raise capital.

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

TearLab Corporation

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars except par values and share amounts)

(in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$20,744	$37,778
Accounts receivable, net	3,064	3,524
Inventory	3,541	885
Prepaid expenses and other current assets	779	699
Total current assets	28,128	42,886

Fixed assets, net	4,352	3,429
Patents and trademarks, net	87	108
Intangible assets, net	3,978	3,494
Other non-current assets	53	40
Total assets	$36,598	$49,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,754	$631
Accrued liabilities	3,800	3,844
Deferred rent	144	67
Obligations under warrants	399	4,047
Total current liabilities	6,097	8,589

Exchange right	250	—

Stockholders’ equity
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 65,000,000 authorized, 33,588,734 and 33,288,701 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	34	33
Additional paid-in capital	482,836	477,172
Accumulated deficit	(452,619)	(435,837)
Total stockholders’ equity	30,251	41,368
Total liabilities and equity	$36,598	49,957

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in U.S. dollars except number of shares)

(Unaudited)

(in thousands except number of shares and (loss) per share)

	Three months ended
	September 30,
	2014	2013

Revenue	$5,212	$4,207
Cost of goods sold (excluding amortization of intangible assets)	2,726	2,277
Gross profit	2,486	1,930
Operating expenses
General and administrative	3,485	1,859
Clinical, regulatory and research & development	586	255
Sales and marketing	4,147	3,341
Amortization of intangible assets	382	304
Total operating expenses	8,600	5,759
Loss from operations	(6,114)	(3,829)
Other income (expense)
Interest income	6	11
Changes in fair value of warrant obligations	310	(382)
Other, net	13	(40)
Total other income (expense)	329	(411)
Net loss and comprehensive loss	$(5,785)	$(4,240)
Weighted average shares outstanding - basic	33,588,734	31,913,521
Net loss per share – basic	$(0.17)	$(0.13)
Weighted average shares outstanding - diluted	33,711,814	31,913,521
Net loss per share – diluted	$(0.18)	$(0.13)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in U.S. dollars except number of shares)

(Unaudited)

(in thousands except number of shares and (loss) per share)

	Nine months ended
	September 30,
	2014	2013

Revenue	$14,422	$10,207
Cost of goods sold (excluding amortization of intangible assets)	7,391	5,822
Gross profit	7,031	4,385
Operating expenses
General and administrative	10,203	5,922
Clinical, regulatory and research & development	1,768	685
Sales and marketing	11,900	9,136
Amortization of intangible assets	1,080	911
Total operating expenses	24,951	16,654
Loss from operations	(17,920)	(12,269)
Other income (expense)
Interest income	22	21
Changes in fair value of warrant obligations	1,032	(12,520)
Other, net	84	(69)
Total other income (expense)	1,138	(12,568)
Net loss and comprehensive loss	$(16,782)	$(24,837)
Weighted average shares outstanding - basic	33,574,846	29,960,835
Net loss per share – basic	$(0.50)	$(0.83)
Weighted average shares outstanding - diluted	33,725,555	29,960,835
Net loss per share – diluted	$(0.53)	$(0.83)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2014	2013

OPERATING ACTIVITIES
Net loss for the period	$(16,782)	$(24,837)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	2,943	2,505
Depreciation of fixed assets	1,063	373
Amortization of patents and trademarks	21	21
Amortization of intangible assets	1,080	911
Changes in fair value of warrant obligations	(1,032)	12,520
Loss on disposal of fixed assets	1	-
Net change in working capital and non-current asset balances related to operations	(1,139)	(459)
Cash used in operating activities	(13,845)	(8,966)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(2,145)	(2,490)
Cash paid for business acquisition	(1,400)	-
Cash used in investing activities	(3,545)	(2,490)

FINANCING ACTIVITIES
Proceeds from issuance of shares in an underwritten public offering	-	40,365
Proceeds from warrants exercised	-	387
Proceeds from the exercise of options	175	296
Exchange right	250	-
Costs of issuance of shares	(69)	(3,055)
Cash provided by financing activities	356	37,993

Net increase (decrease) in cash and cash equivalents during the period	(17,034)	26,537
Cash, beginning of period	37,778	15,437
Cash, end of period	$20,744	$41,974

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

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $16.8 million for the nine months ended September 30, 2014 and $29.0 million for the year ended December 31, 2013. The Company's working capital surplus at September 30, 2014 is $22.0 million. Based on the Company’s annual operating plan approved by the Board of Directors, management believes the Company’s existing cash and cash equivalents of $20.7 million at September 30, 2014 combined with anticipated cash flows provided by sales of its products in 2014 will be sufficient to fund its cash requirements through at least September 30, 2015.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure. The Company may be required to seek additional debt or equity financing to support its operations until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts and is unable to obtain additional financing, the Company would need to significantly curtail or reorient its operations, which could have a material adverse effect on the Company’s ability to achieve its business objectives.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

TearLab Corporation

Revenue recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. The Company’s timing of revenue recognition is impacted by factors such as passage of title and payments. Amounts received in excess of revenue recognizable are deferred.

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

Although the Company typically has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve of $152,000 and $173,000 as of September 30, 2014 and December 31, 2013, respectively, has reduced revenue and is included as a reduction to accounts receivable.

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

TearLab Corporation

Acquisition

On March 14, 2014, the Company acquired the net assets of the OcuHub business unit from AOAExcel, Inc., the for-profit subsidiary of the American Optometric Association ("AOA") in an all cash transaction for $1.4 million and a working capital deficit of $201,000. Of the net purchase price, $1,564,000 has been allocated to intangible assets, $38,000 to property, plant and equipment, $30,000 to prepaid expense and $230,000 to accrued liabilities. The acquisition was accounted for as a business combination in accordance with the authoritative guidance. The allocation of purchase price is based on our valuation of the fair value of tangible and intangible assets acquired and liabilities assumed as of the closing. The fair value assigned to intangible assets has been determined primarily by using a variation of the income approach known as the discounted cash flow method, which estimates the value based on the present value of the after-tax free cash flows attributable to owning the intangible asset.

Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the Financial Accountings Standards Board issued guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have any impact on the Company’s financial position and results of operations and, as this time, the Company does not expect any impact on its disclosures.

3.     BALANCE SHEET DETAILS

Accounts receivable

(in thousands)	September 30, 2014	December 31, 2013
Trade receivables	$3,520	$3,939
Allowance for doubtful accounts	(456)	(415)
	$3,064	$3,524

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

(in thousands)	September 30, 2014	December 31, 2013
Finished goods	$3,561	$899
Inventory reserves	(20)	(14)
	$3,541	$885

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long term purchase commitment to buy the test cards from MiniFAB (Note 11). The purchase commitment contains required minimum annual purchases and a total purchase commitment under the manufacturing agreement. As part of its analysis of excess or obsolete inventories, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve is needed. The usage of the minimum purchase commitments is predicated upon increases in revenues from TearLab products as compared to 2013 and prior years.

TearLab Corporation

Prepaid Expenses and Other Current Assets

(in thousands)	September 30, 2014	December 31, 2013
Prepaid trade shows	$187	$162
Prepaid insurance	131	227
Manufacturing deposits	275	104
Subscriptions	44	86
Other fees and services	142	120
	$779	$699

Fixed Assets

(in thousands)	September 30, 2014	December 31, 2013
Furniture and office equipment	$267	$221
Leasehold improvements	50	47
Computer equipment and software	631	386
Capitalized TearLab equipment	5,330	3,640
Medical equipment	403	401
	6,681	4,695
Less accumulated depreciation	(2,329)	(1,266)
	$4,352	$3,429

Depreciation expense was $1,063,000 and $373,000 during the nine months ended September 30, 2014 and 2013, respectively, and $394,000 and $190,000 during the three months ended September 30, 2014 and 2013, respectively.

Patents and trademarks

(in thousands)	September 30, 2014	December 31, 2013
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(181)	(160)
	$87	$108

Amortization expense of patents and trademarks was $21,000 and $21,000 during the nine months ended September 30, 2014 and 2013, respectively, and $7,000 and $7,000 during the three months ended September 30, 2014 and 2013, respectively.

Accrued liabilities

(in thousands)	September 30,	December 31,
	2014	2013
Due to professionals	$487	$616
Due to employees and directors	1,830	1,503
State sales and use tax liabilities	279	527
Royalty liability	317	281
Readers and test cards in transit	463	368
Other	424	549
	$3,800	$3,844

TearLab Corporation

4.     INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research and the value of the OcuHub platform technology acquired in the acquisition of the OcuHub business unit from AOAExcel.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years.  The OcuHub platform technology consists of the right to access and commercialize the OcuHub cloud-based technology platform which facilitates an effective and efficient shared care model providing secure connectivity between doctors, patients, institutions and payers. The OcuHub platform technology is being amortized using the straight-line method over an estimated useful life of 5 years. Amortization expense for the three months and nine months ended September 30, 2014 and 2013 was $382,000, $304,000, $1,080,000 and $911,000, respectively.

Intangible assets subject to amortization consist of the following:

	September 30, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$9,588	$12,172	$8,678
OcuHub platform technology	1,564	170	-	-
	$13,736	$9,758	$12,172	$8,678

The estimated amortization expense for the intangible assets for the remainder of 2014 and each of the remaining five years is as follows:

Amortization of intangible assets ($ 000’s)
Remainder of 2014	$382
2015	1,527
2016	1,379
2017	313
2018	313
2019	64
$3,978

5.     RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision Inc., pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. On September 3, 2013, the Company and Science with Vision Inc. agreed to terminate the distribution agreement including exclusive distribution rights of TearLab products in Canada. In consideration of the termination agreement, the Company agreed to a one-time payment to Science with Vision Inc. of $200,000 Canadian dollars and a royalty on all sales in Canada of products for which Science with Vision Inc. had exclusive distribution rights. The one-time payment resulted in a charge of $190,000 USD during the quarter ended September 30, 2013 and is recorded within sales and marketing expense. Royalties are recorded as cost of goods sold in the income statement in the period in which revenue is recognized for the associated products sold. The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision. Sales to this distributor for the nine months ended September 30 2014 was $0, and the outstanding accounts receivable balances due at September 30, 2014 and December 31, 2013 was $0. Royalty expense related to the termination agreement with this distributor for the three and nine months ended September 30, 2014 was $3,000 and $8,000, respectively, and the outstanding accrued liability balances at September 30, 2014 and December 31, 2013 was $3,000.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2014.

At September 30, 2014, the Company has a liability for warrants to purchase 219,604 shares of common stock at an exercise price of $1.86 per share valued at $399,000 (Note 7). The warrant liability is classified as a Level 3 fair value measurement.

The following table provides a reconciliation for the warrant liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2014	$4,047
Warrant exercises	(2,616)
Change in fair value of warrant liability included in other (income) / expense	(1,032)
Balance of warrant liability at September 30, 2014	$399

7.     STOCKHOLDERS’ EQUITY

(a)  Authorized share capital

The total number of authorized shares of common stock of the Company is 65,000,000. Each share of common stock has a par value of $0.001 per share. The total number of authorized shares of preferred stock of the Company is 10,000,000. Each share of preferred stock has a par value of $0.001 per share.

TearLab Corporation

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

The following table sets forth the total stock-based compensation expense resulting from stock options and the employee stock purchase plan included in the Company's condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
General and administrative	$568	$189	$1,914	$1,239
Clinical, regulatory and research and development	41	37	119	66
Sales and marketing	434	521	910	1,200
Stock-based compensation expense before income taxes	$1,043	$747	$2,943	$2,505

(d)  Employee Stock Purchase Plan

In July 2014, the Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan, or the ESPP, which was approved by the Company's stockholders in June 2014 at the Company's Annual Meeting of Stockholders. A total of 671,500 shares of the Company’s common stock are reserved for issuance under the plan, which permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee invest more than $25,000 worth of stock in the plan during each calendar year or more than 5,000 shares per offering period. The initial offering period commenced in July 2014. For the three and nine months ended September 30,2014, the expense related to the Employee Stock Purchase Plan was $18,000 and $18,000, respectively.

TearLab Corporation

(e)  Warrants

On June 13, 2011, the Company issued shares of its common stock as well as warrants (“Financing Warrants”) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations. The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009. There were 74,063 of these warrants outstanding at September 30, 2014 and December 31, 2013.

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

The Company accounts for the 2011 Warrants in accordance with applicable guidance to derivatives. The Company determined that the 2011 Warrants do not meet the criteria for classification as equity. Accordingly, the Company classified the 2011 Warrants as current liabilities at September 30, 2014.

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

The estimated fair value of the 2011 Warrants at September 30, 2014 was determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	62%
Expected life of Warrants (in years)	1.75
Risk-free interest rate	0.47%
Dividend yield	0%

The fair value of the 2011 warrants is highly sensitive to the changes in the Company’s stock price and stock price volatility.

During the three and nine months ended September 30, 2014 certain holders of 2011 Warrants exercised 0 and 304,945 warrants, respectively. The Company received $0 in proceeds from the cashless exercises during the nine month period ended September 30, 2014. The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised 2011 Warrants in the first quarter of 2014 at their respective exercise dates to be $2,616,000, an increase in value of $263,000 from the previous value at December 31, 2013. This increase was recorded as an expense in other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2014.

TearLab Corporation

The Company recorded the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company estimated the fair value of the remaining warrants as of September 30, 2014 to be $399,000, a decrease of $310,000, $725,000 and $1,295,000 from the previous values at June 30, 2014, March 31, 2014 and December 31, 2013, respectively. These amounts were recorded as income to other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2014.

The following table provides activity for the Warrants outstanding through September 30, 2014 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2013	599	$1.83
Exercised	(305)	1.86
Expired	—	—
Outstanding, September 30, 2014	294	$1.79

(f)  Exchange Right

In August 2014, the Company sold membership units in OcuHub LLC, a Delaware limited liability company and a wholly owned subsidiary of TearLab Corporation. The membership units sold generated cash proceeds of $250,000 in exchange for 2% ownership of OcuHub LLC. In connection with the sale of the membership units, the new members received an exchange right allowing the units to be exchanged upon written notice and during a specified exchange window for shares in our common stock. The first available exchange window follows the one year anniversary date of the purchase of membership units. The variable number of shares of common stock provided upon exchange is equal to the initial capital contribution amount received for the membership units sold divided by the closing sales price of TearLab Corporation common stock during the respective exchange window. Due to the exchange right option available to the membership unit holders, the entire loss from continuing operations related to OcuHub LLC of $683,000 and $1,438,000 for the three and nine months ended September 30, 2014 has been attributed to TearLab Corporation within the consolidated financial statements.

8.     COMPREHENSIVE LOSS

For the three and nine months ended September 30, 2014 and 2013, comprehensive loss was equal to net loss for each period.

9.     NET LOSS PER SHARE

The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company's stock options, employee stock purchase plan ("ESPP") and warrants. Diluted loss per share for the three and nine months ended September 30, 2014 includes the dilutive impact of the gain recorded from the Company's June 30, 2011 warrants.

The following outstanding common stock equivalents were not included in the calculation of net loss per share because their effects were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock options	6,228	5,018	6,228	5,018
Warrants	74	964	74	964
ESPP shares	20	-	20	-
Exchange rights	74	-	74	-
Total	6,396	5,982	6,396	5,982

TearLab Corporation

10.    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital and non-current asset balances related to operations consists of the following (in thousands):

	Nine months ended September 30,
	2014	2013
Accounts receivable, net	$460	$(2,512)
Inventory	(2,656)	903
Prepaid expenses and other assets	(51)	1
Other non-current assets	(13)	(13)
Accounts payable	893	(162)
Accrued liabilities	151	1,289
Deferred rent/revenue	77	35
	$(1,139)	$(459)

The following table lists those items that have been excluded from the condensed consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information (in thousands):

	Nine months ended September 30,
	2014	2013
Reclass of warrant liabilities to Stockholders Equity upon cashless exercise of warrants	2,616	10,404
Additions to fixed assets included in accounts payable and accrued liabilities	195	-

11.    COMMITMENTS AND CONTINGENCIES

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB. Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company. The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $17.2 million (AUD $19.7 million) in test cards from MiniFAB for the years from 2014 through the end of 2015 of which $7.4 million (AUD $8.5 million) has been on order as of September 30,2014. The Company is also subject to annual minimum order commitments under the Manufacturing Agreement which is equal to $8.1 million (AUD $9.3 million) for 2014. The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent. If terminated for any reason other than default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

The Company has evaluated its 2014 outstanding purchase commitment with MiniFab to determine the potential amount of liability the Company may be obligated to pay if it doesn’t meet its annual order commitment. Having reviewed the submitted orders for test cards to MiniFAB for the nine months ended September 30, 2014, if the Company does not: 1) order the sufficient additional test cards to meet the 2014 minimum order commitment under the agreement or 2) seek to modify the existing minimum order quantity with MiniFab, the Company will be subject to liquidated damages estimated at $0.7 million (AUD $0.8 million).

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

TearLab Corporation

Our success is highly dependent on our ability to increase sales of our testing platform in the United States as well as Europe and other countries recognizing the CE mark and in Canada where we have a Medical Device License. Meeting these objectives requires that we have sufficient capital to fund our operations. While our cash of $20.7 million as of September 30, 2014 may be insufficient to fund our long-term planned operations and our ability to generate increased revenues is uncertain, management believes that we have sufficient cash to fund our operations at current levels for at least the next 12 months. In spite of having adequate funding at this time we continue to evaluate various financing possibilities. If our revenues do not increase sufficiently to meet operational needs, we would be required to raise additional capital to fund our operations.

Recent Developments

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2014	2013	Change	2014	2013	Change

Revenue	$5,212	$4,207	$1,005	$14,422	$10,207	$4,215

Cost of sales	2,726	2,277	449	7,391	5,822	1,569

Gross margin	$2,486	$1,930	$556	$7,031	$4,385	$2,646

Gross margin percentage	48%	46%	2%	49%	43%	6%

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

TearLab revenue increased by $1,005,000 or 24% for the three months ended September 30, 2014 as compared to the prior year quarter. The increase is primarily driven from test card sales volume representing $909,000 of the total increase from the prior year quarter and increase in reader revenue of $96,000. Test card volume increase is consistent with the increase of new customers signed onto the Company’s annual test card commitment programs and its high volume large multi-doctor practice programs for domestic customers.

TearLab revenue increased by $4,215,000 or 41% for the nine months ended September 30, 2014 as compared to the prior year period. The increase is primarily driven from test card sales volume representing $4,177,000 of the total increase from the prior year period and an increase in reader revenue of $38,000. Test card volume increase is consistent with the increase of new customers signed onto the Company’s annual test card commitment programs and its high volume large multi-doctor practice programs for domestic customers.

TearLab Corporation

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, depreciation, warranty, and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab cost of sales for the three months ended September 30, 2014 increased by $449,000 or 20% compared to the prior year fiscal period due to increased volumes of TearLab test cards in the overall sales product mix, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs.

For the nine months ended September 30, 2014, TearLab cost of sales increased by $1,569,000 or 27% over the prior year fiscal period due to increased volumes of TearLab test cards in the overall sales product mix, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs

TearLab Gross Margin

TearLab gross margin for the three months ended September 30, 2014 increased by $556,000 or 29% compared to the prior year fiscal period. The increase is mainly due to higher sales volume. The gross margin percentage of revenue for the quarter ending September 30, 2014 was 48% as compared to 46% for the prior year fiscal period which is primarily due to lower cost associated with test cards sold during the period including the impact of the weakening Australian dollar at the time of purchasing test card inventory.

TearLab gross margin for the nine months ended September 30, 2014 increased by $2,646,000 or 60% compared to the prior year fiscal period. The increase is mainly due to higher sales volume. The gross margin percentage of revenue for the nine month period ending September 30, 2014 was 49% as compared to 43% for the prior year fiscal period which is primarily due to lower cost associated with test cards sold during the period including the impact of the weakening Australian dollar at the time of purchasing test card inventory.

Operating Expenses

	Three months ended September 30 (in thousands)			Nine months ended September 30 (in thousands)
	2014	2013	Change	2014	2013	Change
Amortization of intangible assets	$382	$304	$78	$1,080	$911	$169
General and administrative	3,485	1,859	1,626	10,203	5,922	4,281
Clinical, regulatory and research and development	586	255	331	1,768	685	1,083
Sales and marketing	4,147	3,341	806	11,900	9,136	2,764
Operating expenses	$8,600	$5,759	$2,841	$24,951	$16,654	$8,297

General and Administrative Expenses

General and administrative expenses increased by $1,626,000 or 87% during the three months ended September 30, 2014, as compared with the comparable period in fiscal 2013 primarily due to an increase of $975,000 in employee costs driven by a 40% increase in headcount to support the growth of the business and cost of new OcuHub employees, an increase of $379,000 in stock-based compensation expense primarily related to options granted to new employees along with an increase of $250,000 in administrative expenses, travel and public company costs.

TearLab Corporation

General and administrative expenses increased by $4,281,000 or 72% during the nine months ended September 30, 2014, as compared with the comparable period in fiscal 2013 primarily due to an increase of $2,314,000 increase in employee costs driven by a 44% increase in headcount including the addition of a Chief Operating Officer to support the growth of the business and cost of new OcuHub employees, an increase of $675,000 in stock-based compensation expense due to an increase in stock options vesting during the period, $662,000 in administrative expenses and an increase of $336,000 in professional fees including increasing audit and tax compliance costs due to overall growth of business activities.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased by $331,000 or 130% during the three months ended September 30, 2014, as compared with the corresponding prior year period. The increase was primarily due to a $299,000 increase in research and development expenses related to next generation diagnostic products.

Total clinical, regulatory and research and development expenses increased by $1,083,000 or 158% during the nine months ended September 30, 2014, as compared with the corresponding prior year period. The increase was mainly due to a $937,000 increase in research and development expenses related to next generation diagnostic products, $72,000 increase in professional fees and a $59,000 increase in stock-based compensation expense due to an increase in stock options vesting during the period.

Sales and Marketing Expense

Sales and marketing expenses increased by $806,000 or 24% during the three months ended September 30, 2014, as compared with the comparable period in fiscal 2013 primarily due to a $514,000 increase related to employee costs driven by a 44% increase in headcount, $262,000 increase in travel costs primarily associated with the continued focus on commercialization of the TearLab product in the United States and $385,000 increase in marketing and advertising costs offset by $229,000 decrease in administrative expenses and an $87,000 decrease in stock-based compensation expense driven by a declining re-valuation of consultant stock options as a result of a decline in TearLab stock price.

Sales and marketing expenses increased by $2,764,000 or 30% during the nine months ended September 30, 2014, as compared with the comparable period in fiscal 2013 primarily due to a $2,330,000 increase related to employee costs driven by a 46% increase in headcount, $635,000 increase in travel costs associated with the continued focus on commercialization of the TearLab product in the United States and $268,000 increase in marketing and advertising costs offset by $210,000 decrease in administrative expenses and an $289,000 decrease in stock-based compensation expense driven by a declining re-valuation of consultant stock options as a result of a decline in TearLab stock price.

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

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and nine months ended September 30, 2014, as compared to the prior year fiscal periods increased $78,000 and $169,000 and is directly related to the intangible assets acquired in the OcuHub business unit purchase from AOA Excel, Inc.

TearLab Corporation

Other Income (Expense)

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2014	2013	Change	2014	2013	Change

Interest income	$6	$11	$(5)	$22	$21	$1
Changes in fair value of warrant obligations	310	(382)	692	1,032	(12,520)	13,552
Other	13	(40)	53	84	(69)	153
	$329	$(411)	$740	$1,138	$(12,568)	$13,706

Interest Income

Interest income for the three months ended September 30, 2014 decreased slightly by $5,000, and interest income for the nine months ended September 30, 2014 increased slightly by $1,000 as compared to the prior year fiscal periods primarily due to a larger cash balance earning interest during each period. Interest income consists of interest earned as a result of the Company’s cash position at the end of each corresponding fiscal period.

Changes in Fair Value of Warrants Obligations

The Company recorded income related to a decrease in the fair value of warrant obligations of $310,000 and $1,032,000 for the three and nine month periods ended September 30, 2014, respectively.

At the beginning of the nine month period ended September 30, 2014, the Company had a total of 524,549 warrants subject to fair value re-measurement each quarter. During the first quarter of 2014 certain holders of warrants exercised 304,945 warrants. The Company is required to record the outstanding warrants at fair value at the time of exercise, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised warrants during the first quarter 2014 to be $2,616,000, an increase of $263,000 from the previous value at December 31, 2013. This increase was recorded as a charge to other income (expense) in the condensed consolidated statement of operations for the three months ended March 31, 2014. There were no warrant exercises during the second or third quarters of 2014.

In addition, the Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the remaining warrants as of September 30, 2014 to be $399,000, a decrease of $1,295,000 from the previous value at December 31, 2013; reflecting a decrease of $570,000 for the three months ended March 31, 2014, a decrease of $415,000 for the three months ended June 30, 2014 and a decrease of $310,000 for the three months ended September 30, 2014. These amounts were recorded as a charge to other income (expense) in the condensed consolidated statement of operations for the three and nine months ended September 30, 2014, the primary driver of this change being a change in Black-Scholes valuation inputs for our decreased stock price.

Other

Other expense for the three and nine months ended September 30, 2014 and 2013 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources

(in thousands)

	September 30,	December 31,
	2014	2013	Change

Cash and cash equivalents	$20,744	$37,778	$(17,034)
Percentage of total assets	57%	76%

Working capital	$22,031	$34,297	$(12,266)

TearLab Corporation

Financial Condition

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	whether government and third-party payers agree to reimburse the TearLab Osmolarity System;
●	whether eye care professionals engage in the process of obtaining their CLIA waiver certification;
●	the costs and timing of building the infrastructure to market and sell the TearLab® Osmolarity System;
●	the cost and results of continuing development of the TearLab Osmolarity System;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the effect of competing technological and market developments; and
●	our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the US dollar and Australian dollar may be material. In the 12 months ended September 30, 2014, the exchange rate incurred to purchase Australian dollars to pay our Australian supplier fluctuated from $0.87 USD to $0.96 USD per $1.00 AUD.

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

TearLab Corporation

Changes in Cash Flows

	Nine months ended September 30, (in thousands)
	2014	2013	Change
Cash used in operating activities	$(13,845)	$(8,966)	$(4,879)
Cash used in investing activities	(3,545)	(2,490)	(1,055)
Cash provided by financing activities	356	37,993	(37,637)
Net increase in cash and cash equivalents during the period	$(17,034)	$26,537	$(43,571)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the nine months ended September 30, 2014 was $13,845,000.  Net loss during the nine month period was $16,782,000. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation and changes in the fair value of warrant obligations in the aggregate total of $4,076,000.

The net change in working capital and non-current asset balances related to operations for the nine months ended September 30, 2014 and 2013 consists of the following:

	Nine months ended September 30, (in thousands)
	2014	2013
Accounts receivable, net	$460	$(2,512)
Inventory	(2,656)	903
Prepaid expenses and other assets	(51)	1
Other non-current assets	(13)	(13)
Accounts payable	893	(162)
Accrued liabilities	151	1,289
Deferred rent/revenue	77	35
	$(1,139)	$(459)

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $3,545,000 and $2,490,000, respectively, to acquire fixed assets, primarily related to the Company’s annual test card commitment programs or its high volume large multi doctor practice programs as well as $1,400,000 of cash used to acquire the net assets of the OcuHub business unit from AOAExcel, Inc.

Cash Provided by Financing Activities

During the nine months ended September 30, 2014, the Company issued 53,097 shares of common stock as a result of the exercise of options for gross proceeds of $175,000.

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

In August 2014, the Company sold membership units in OcuHub LLC, a Delaware limited liability company and a wholly owned subsidiary of TearLab Corporation. The membership units sold generated gross proceeds of $250,000 in exchange for 2% ownership of OcuHub LLC.

TearLab Corporation

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

There were no significant changes during the nine months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2014 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the nine months ended September 30, 2014 included in Item 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in Euros and pounds sterling, while a minor portion of our expenses are in Canadian dollars, Australian dollars and Pounds sterling. Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, Euro or Pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, Euro or Pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars, Australian dollars, Euros and Pound sterling to meet short term operating requirements. Based on the balances in the Canadian dollar, Australian dollar, Euro and Pound sterling denominated bank accounts at September 30, 2014, hypothetical increases of $0.01 in the value of the Canadian dollar, the Australian dollar, the Euro and the Pound sterling in relation to the U.S. dollar would impact our results of our operations by less than $10,000. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk. We believe this will minimize our market risk. We do not use interest rate derivative transactions to manage our interest rate risk. We reduce our exposure to interest rate risk by investing in savings or money market accounts. Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income. A reduction of interest rate by 100 basis points over the 12 months ended September 30, 2014 would reduce interest income by $22,000.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at September 30, 2014 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

During the third quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust.) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us.  The Manufacturing Agreement specifies minimum order quantities that will require us to purchase approximately USD $17.2 million (AUD$19.7 million) in test cards from MiniFAB for the years 2014 and 2015.  Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met.  The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

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

In the years ended December 31, 2013 and the nine months ended September 30, 2014, we have prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have incurred losses in each year since our inception. Our net working capital balance at September 30, 2014 was $22.0 million, which represents a $12.3 million decrease in the balance from our working capital of $34.3 million at December 31, 2013.

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

 We have incurred losses in each year since our inception.  As of September 30, 2014, we had an accumulated deficit of $452.6 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will successfully commercialize the TearLab Osmolarity System in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We have outstanding liabilities, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of September 30, 2014, our total liabilities were approximately $6.1 million.   Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of liability presents the following risks:

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

While we received the 510(k) clearance and CLIA waiver that we were seeking, we will be subject to significant ongoing regulatory requirements, and if we fail to comply with these requirements, we could be subject to enforcement action by the FDA or state agencies, including:

●	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall or seizure of our product;

●	operating restrictions or partial suspension or total shutdown of production;

●	delay or refusal of our requests for 510(k) clearance or premarket approval of new products or of new intended uses or modifications to our existing product;

●	refusal to grant export approval for our products;

●	withdrawing 510(k) clearances or premarket approvals that have already been granted; and criminal prosecution.

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

 Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock.  For example, an issuance of shares of preferred stock could:

●	adversely affect the voting power of the holders of our common stock;

●	make it more difficult for a third party to gain control of us;

●	discourage bids for our common stock at a premium;

●	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

●	otherwise adversely affect the market price or our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

TearLab Corporation

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.	Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.2	Amended and Restated By-Laws of the Registrant currently in effect.	Exhibit 3.4 to the Registrant's Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Exhibit 3.4 to the Registrant's Post-Effective Amendment No. 1 to Form S-3 filed with the Commission on July 15, 2013 (file no. 333-189372)

31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1+	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2+	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

TearLab Corp.
(Registrant)

Date:	November 6, 2014	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer