Form 10-K
period 2014-12-31
TearLab Corp
filed 2015-03-13
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2014: $148,336,236. The Registrant has no non-voting common stock.

As of March 6, 2015, there were 33,641,302 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant to be held on June 19, 2015 are incorporated by reference into Part III of this Form 10-K.

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

TEARLAB CORPORATION

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2014

Table of Contents

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

OcuHub LLC

March 14, 2014, TearLab closed on the acquisition of assets of the OcuHub business unit from AOAExcel, Inc., the for-profit subsidiary of the American Optometric Association (“AOA”). As of the close of the transaction, the OcuHub purchased assets and business were operated out of a wholly-owned subsidiary of TearLab and renamed OcuHub LLC. The purchase price was $1.4 million in cash and the assumption of net liabilities of $163,000.

In August 2014, the Company sold membership units in OcuHub LLC. The membership units sold generated gross proceeds of $250,000 in exchange for 2% ownership of OcuHub LLC.During 2014 OcuHub completed development of a digital integration platform with initial customer subscriptions beginning in December 2014. This platform currently includes the capability to securely exchange clinical data via Direct Exchange messaging across all practices regardless of electronic health record (EHR) capacity or status, the secure sharing of clinical protocols, work flows and business documents among select groups of collaborating doctors and doctor to doctor patient scheduling for online coordination of patient appointments among eye care providers and from referral sources in primary care medicine.

Current Status and Recent Financing

On June 13, 2011, the Company issued 1,629,539 shares of its common stock and warrants to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company's outstanding July and August 2009 debt obligations in the aggregate amount of $2,149,000, with associated issuance costs of $41,000. The exercise price of the warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company's common stock on the NASDAQ stock market on July 15, 2009. During 2014, no financing warrants were exercised.

On June 30, 2011, the Company sold 3,846,154 shares of its common stock and warrants to purchase approximately 3,846,154 shares of its common stock for gross proceeds of approximately $7,000,000. The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and a warrant to purchase one share of common stock). The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time until June 30, 2016. During 2014, 304,945 warrants were exercised for gross proceeds of $0.

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

On March 4, 2015, the Company  executed a term loan agreement with CRG LP and certain of its affiliate funds providing the Company access to $35.0 million under the arrangement. The Company received $15.0 million in gross proceeds under the arrangement on March 4, 2015, and additional amounts up to $20.0 million are available to the Company, at its option, through July 2016 subject to the satisfaction of certain revenue milestones and other borrowing conditions. The agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. At the Company’s option, during the first four years a portion of the interest payments can be deferred and paid together with the principal in the fifth and sixth years.

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

Each time a person blinks, his or her eyes are resurfaced with a thin layer of a complex fluid known as the tear film. The tear film works to protect eyes from the outside world. Bacteria, viruses, sand, freezing winds and salt water (inclusive of most environmental factors) will not damage eyes when the tear film is intact. However, when compromised, a deficient tear film can be an exceedingly painful and disruptive condition. The tear film consists of three components: (i) an innermost glycocalyx (produced by the surface cells); (ii) the aqueous layer (the water in tears, produced by the lacrimal gland); and (iii) an oily lipid layer which limits evaporation of the tears (produced by the meibomian glands, located at the margins of the eyelids). The apparatus of the ocular surface forms an integrated unit. When working correctly, the tear film presents a smooth optical surface essential for clear vision and proper immunity. Androgen deficiency, contact lens wear and chronic inflammation of the lacrimal or meibomian gland may lead to the condition known as dry eye, which has been likened to arthritis of the eye, and results in a compromised, fragile tear film. In turn, the unstable tear film undermines vision, altering focus between every blink. An unstable tear film is the equivalent of a smudge atop the lens of a fancy DSLR camera; it doesn’t matter how many megapixels your camera has, if the first lens is compromised, the image will be fuzzy.

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

Diagnostic Alternatives for Dry Eye Disease

Existing diagnostic assays are highly subjective, do not correlate well with symptoms, are invasive for patients and may require up to an hour of operator time to perform. All of these factors have constrained the diagnosis and treatment of the DED patient population. As physicians have not had access to objective, quantitative diagnostic assays that correlate well with and the severity of DED disease, it has been difficult for them to differentiate DED symptoms from other eye diseases that present with very similar symptoms, such as non-infectious ocular allergies, conjunctivochalasis or infectious bacterial or viral diseases. To treat DED effectively and to mitigate the emotional and physical effects of this disease, it will be critical to equip physicians with objective, quantitative measurements of disease pathogenesis so they can determine more accurately the most efficacious treatments for their patients.

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

Competition

To date, we have identified one laboratory technology that claims to be able to measure the osmolarity of nanoliter tear samples, the LacriPen. This device is listed as “under development” by Lacrisciences, LLC (Washington, DC, US). This device does not have FDA 510(k) clearance nor a CLIA waiver, and is not at the commercial stage at this time. Another investigational device aimed at dry eye diagnosis, the TeaRx, manufactured by DiagnosTear Ltd., a division of BioLight Life Sciences Investments of Tel Aviv, Israel, has recently announced that they expect results in Q2 2015 of their clinical development program. Another non-osmolarity based in vitro diagnostic test for dry eye has recently been developed by RPS, Inc., of Sarasota Florida. RPS has commercialized a tear test for dry eye that measures MMP-9. This test is FDA cleared and has obtained a CLIA waiver.  Another company, ATD (Advanced Tear Diagnostics) has a CLIA classification of Moderately Complex in the United States, and markets products that measure lactoferrin and IgE in human tears for the diagnosis of aqueous deficient dry eye disease and ocular allergy, respectively.

As there are no other commercially available instruments to measure tear film osmolarity at the point-of-care, TearLab views existing DED diagnostic tests, such as the Schirmer Test and ocular surface staining, as its primary source of competition.

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

Patents and Proprietary Rights

We own or have exclusive licenses to multiple patents and applications relating to the TearLab® Osmolarity System and related technology and processes:

•	eleven issued U.S. patents; relating to the TearLab® Osmolarity System and related technology and processes and have applied for a number of other patents in the United States and other jurisdictions;
•	seven pending U.S. patent applications;
•	eleven pending patent applications in countries/regions other than the United States, including applications in Europe, Japan, Canada, Australia, Brazil and Mexico; and
•	four granted applications outside the U.S.

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

In addition to patent protection, we have registered the TearLab trademark in the United States, the European Union, Japan, Korea, Mexico, the Russian Federation and Turkey. Our TearLab trademark applications are pending in Australia, Canada and China.

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

Clinical, Regulatory, Research and Development Expenditure

Our clinical, regulatory, research and development expense was $2.8 million, $1.1 million and $2.2 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Employees

On December 31, 2014, we had 132 full-time employees.

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

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us.  The Manufacturing Agreement specifies minimum order quantities that will require us to purchase approximately USD $8.4 million (AUD$10.3 million) in test cards from MiniFAB in 2015.  Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met.  The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

The usage of test cards purchased under the minimum purchase commitment with MiniFAB is predicated upon significant increases in revenue from the TearLab products as compared to the year ended December 31, 2014 and prior periods. If we are not able to commercialize the TearLab® Osmolarity System sufficiently to sell the minimum order quantities required by the MiniFab Agreement, we will be required to purchase test cards that we may be unable to use and that may become obsolete, which would have a potentially adverse effect on our financial position, results of operations and cash flows.

Our limited working capital and history of losses have resulted in doubts as to whether we will be able to continue as a going concern.

In the years ended December 31, 2014 and 2013, we have prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have incurred losses in each year since our inception. Our net working capital balance at December 31, 2014 was $16.3 million, which represents a $18.0 million decrease in the balance from our working capital of $34.3 million at December 31, 2013.

Although current levels of cash flows are negative, management believes the Company's existing cash will be sufficient to cover its operating and other cash demands for at least the next 12 months considering the recent senior term loan agreement providing us access to $35.0 million in gross proceeds including $15.0 million which was received on March 4, 2015

 Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception.  As of December 31, 2014, we had an accumulated deficit of $460 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We have outstanding liabilities, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of December 31, 2014, our total liabilities were approximately $6.4 million.   Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our liabilities present the following risks:

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

 Since inception, we have funded our operations through debt and equity financings, including the 2009 convertible secured debt financings, the 2010 private placement and registered direct common stock financings and the 2011 private placement financings, the exercise of warrants in March 2012 by warrant holders, the April 2012 public offering financing,the July 2012 registered direct financing, and underwritten public offering of common stock in July 2013. As of the date of filing of this quarterly Form 10-K, we estimate that our cash and cash equivalents will be sufficient to meet our operating activities and other demands for at least the next 12 months considering the recent senior term loan agreement providing us access to $35.0 million including $15.0 million in gross proceeds which was received on March 4, 2015. However, our prospects for obtaining additional financing are uncertain. Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

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

 We have entered intorelated party transactions with our suppliers, creditors, stockholders, officers and other parties, each of which may have interests which conflict with those of our public stockholders.

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

We rely on a limited number of suppliers of each of the key components of the TearLab® Osmolarity System and are vulnerable to fluctuations in the availability and price of our suppliers' products and services.

We purchase each of the key components of the TearLab® Osmolarity System from a limited number of third-party suppliers.  Our suppliers may not provide the components or other products needed by us in the quantities requested, in a timely manner or at a price we are willing to pay.  In the event we were unable to renew our agreements with our suppliers or they were to become unable or unwilling to continue to provide important components in the required volumes and quality levels or in a timely manner, or if regulations affecting the components were to change, we would be required to identify and obtain acceptable replacement supply sources.  We may not be able to obtain alternative suppliers or vendors on a timely basis, or at all, which could disrupt or delay, or halt altogether, our ability to manufacture or deliver the TearLab® Osmolarity System.  If any of these events should occur, our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

ITEM 2.     Properties.

Our world-wide headquarters, located in San Diego, California, occupies approximately 14,700 square feet of commercial and industrial space. We use this space for administrative, sales, marketing, research and development, and finance activities. The current arrangement extends to June 30, 2018. The total future minimum obligation under this lease is $1,091,000 for the remaing term of the arrangement with the 2015 obligation being $301,000.

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

	Common Stock Prices
	Fiscal 2014				Fiscal 2013
	High		Low		High		Low
NASDAQ Capital Market

First Quarter		$10.36		$6.00		$7.05		$4.11
Second Quarter		7.16		3.80		12.97		6.59
Third Quarter		5.97		3.29		15.18		10.53
Fourth Quarter		3.71		2.05		12.39		8.31
TSX
First Quarter	C$	10.95	C$	6.69	C$	7.21	C$	4.13
Second Quarter		7.74		4.20		13.25		6.70
Third Quarter		6.34		3.61		15.30		10.89
Fourth Quarter		4.07		2.50		12.61		9.00

The closing share price for our common stock on March 6, 2015 as reported by NASDAQ, was $3.00. The closing share price for our common stock on March 6, 2015, as reported by TSX, was C$3.81.

As of March 6, 2015, there were approximately 82 stockholders of record of our common stock.

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

Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock to the cumulative return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Medical Equipment Index for the period beginning December 31, 2009, and ending on December 31, 2014. The graph assumes that $100 was invested on December 31, 2009, and assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TearLab Corporation, the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/09
12/10
12/11
12/12
12/13
12/14
TearLab Corporation
NASDAQ Composite
NASDAQ Medical Equipment

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

This performance graph shall not be deemed ''filed'' for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of TearLab Corp. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.     Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements, the related notes thereto and the information contained in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of loss data, consolidated balance sheet data, and consolidated other data set forth below as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods; the risk factors set forth in Part I, Item 1A, "Risk Factors," of this report also discuss material uncertainties that could cause the data reflected below not to be indicative of our future financial condition or results of operations. We declared no cash dividends during the periods presented.

	Year Ended December 31,
	2010	2011	2012	2013	2014

	(in thousands, except per share data)
Consolidated Statements of Comprehensive Loss Data:
Revenue	$1,701	$2,124	$3,960	$14,645	$19,718
Costs and operating expenses
Cost of goods sold	849	1,626	2,295	8,146	10,096
Amortization of intangible assets	1,215	1,215	1,215	1,215	1,462
General and administrative	3,753	3,842	4,770	8,942	13,555
Clinical, regulatory and research and development	1,365	1,304	2,241	1,095	2,792
Sales and marketing	1,463	2,195	5,471	13,021	16,817
Total costs and operating expenses	8,645	10,182	15,992	32,419	44,722
Other income (expense), net	261	(751)	(7,280)	(11,216)	1,282
Loss from operations before income taxes	(6,683)	(8,809)	(19,312)	(28,990)	(23,722)
Recovery of income taxes	—	—	—	—	—
Net loss	$(6,683)	$(8,809)	$(19,312)	$(28,990)	$(23,722)
Per Share Data:
Net loss per share — basic	$(0.47)	$(0.50)	$(0.76)	$(0.94)	$(0.71)
Net loss per share — diluted	$(0.47)	$(0.50)	$(0.76)	$(0.94)	$(0.74)
Weighted average number of shares used in per share calculations — basic	14,098	17,745	25,490	30,759	33,579
Weighted average number of shares used in per share calculations —diluted	14,098	17,745	25,490	30,759	33,717

	As of December 31,
	2010	2011	2012	2013	2014

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,726	$2,807	$15,437	$37,778	$16,338

Working capital (deficiency)	420	(767)	9,341	34,297	16,297

Total assets	11,535	10,538	24,139	49,957	31,031

Convertible notes payable and accrued interest (including current portion due to stockholders)	1,697	28	—	—	—
Total liabilities	3,658	5,018	9,295	8,589	6,397

Common stock	15	20	29	33	34
Additional paid-in capital	386,588	393,035	421,662	477,172	483,909
Accumulated deficit	(378,726)	(387,535)	(406,847)	(435,837)	(459,559)
Total stockholders' equity	7,877	5,520	14,844	41,368	24,384

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

On May 19, 2009, we announced that we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA. The 510(k) clearance allows us to market the TearLab® Osmolarity System to those reference and physician operated laboratories with CLIA certifications allowing them to perform moderate and high complexity tests. Considering that most of our target customers currently are eye care practitioners without such certifications, it was necessary that we obtained a CLIA waiver from the FDA for the TearLab® Osmolarity System as well as assisting our customers in obtaining their CLIA certification. A CLIA waiver greatly reduces the regulatory compliance burden for our customers.

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

Our success is highly dependent on our ability to increase sales of our testing platform in the United States as well as Europe and other countries recognizing the CE mark and in Canada where we have a Medical Device License. Meeting these objectives requires that we have sufficient capital to fund our operations. While our cash of $16.3 million as of December 31, 2014 may be insufficient to fund our long-term planned operations and our ability to generate increased revenues is uncertain, management believes that we have sufficient cash to fund our operations at current levels for at least the next 12 months considering the recent senior term loan agreement providing us access to $35.0 million in gross proceeds including $15.0 million which was received on March 4, 2015. In spite of having adequate funding at this time we continue to evaluate various financing possibilities. If our revenues do not increase sufficiently to meet operational needs, we would be required take cost reduction measures or raise additional capital to fund our operations.

RESULTS OF OPERATIONS

Revenues, Cost of Goods Sold and Gross Margin

	For the years ended December 31, (in thousands)

	2014	Change	2013	Change	2012
Revenue	$19,718	35%	$14,645	270%	$3,960
Cost of goods sold	$10,096	24%	$8,146	255%	$2,295
Gross margin	$9,622	48%	$6,499	290%	$1,665

Percentage of total revenues	49%		44%		42%

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

We are working with our established distributors in Europe, South Americal and Asia to increase sales. The ability for re-imbursement to be obtained in many of those countries where we have distributors will facilitate our ability to increase sales and stimulate the commercialization process. In countries where we have distributors, we are supporting physicians in local clinical trials and providing them with the required guidance to understand the relationship between DED and osmolarity and how to manage their patients with objective diagnostic data. In the United Kingdom, we are selling directly to the customer and will monitor the success of this approach to determine whether to expand direct selling on other European and Asian countries.

TearLab revenue increased by $5,073,000 or 35% for the year ended December 31, 2014 as compared to the prior year. The increase is primarily driven from test card sales volume representing $4,966,000 of the total increase from the prior year. Test card volume increase is consistent with the increase in demand from new customers signed onto the various test card sales programs offered by the Company.

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

TearLab cost of sales for the year ended December 31, 2014 increased by $1,950,000 or 24% compared to the prior year primarily due to the increase in sales volume of TearLab test cards, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs.

TearLab cost of sales for the year ended December 31, 2013 increased by $5,851,000 or 255% compared to the prior year primarily due to the increase in sales volume of TearLab test cards, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs.

Gross Margin

TearLab gross margin for the year ended December 31, 2014 increased by $3,123,000 or 48% compared to the prior year. The increase is mainly due to higher sales volume. The gross margin percentage of revenue for the year ended December 31, 2014 was 49% as compared to 44% for the prior year fiscal period which is primarily due to lower cost associated with test cards sold during the year and due to a weakening Australian dollar at the time of purchasing test card inventory.

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

Operating Expenses

	For the years ended December 31, (in thousands)

	2014	Change	2013	Change	2012
Amortization of intangible assets	$1,462	20%	$1,215	0%	$1,215
General and administrative	13,555	52%	8,942	87%	4,770
Clinical, regulatory and research and development	2,792	155%	1,095	(51)%	2,241
Sales and marketing	16,817	29%	13,021	138%	5,471
Total operating expenses	$34,626	43%	$24,273	77%	$13,697

Amortization of Intangible Assets

Amortization expense of intangible assets for the year ended December 31, 2014, as compared to the prior fiscal year increased $247,000 and is directly related to the intangible assets acquired in the OcuHub business unit purchase from AOA Excel, Inc. in March 2014. Amortization expense of intangible assets was unchanged for the years ended December 31, 2013, and 2012, as there were no adjustments to the Company's cost basis or estimated useful life of the underlying assets

General and Administrative Expenses

For the year ended December 31, 2014, general and administrative expenses increased by $4,613,000 or 52% as compared with the prior year, primarily due to an increase of $2,347,000 in employee salary expense driven by a 35% increase in headcount, an increase of $600,000 in stock-based compensation expense related to options granted to new employees and the board of directors, an increase of $630,000 in professional fees and legal costs, and an increase of $1,036,000 in administrative expenses, travel and public company costs in the current year.

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

Clinical, Regulatory and Research and Development

For the year ended December 31, 2014, clinical, regulatory and research and development expenses increased by $1,697,000 or 155%, as compared with the prior year. The increase was mainly due to a $1,736,000 increase in R&D costs and $77,000 in professional and legal fees and travel. The increase was offset by $116,000 lower employee, clinical trials and administrative costs over the prior year.

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

Sales and Marketing Expenses

For the year ended December 31, 2014, sales and marketing expenses increased by $3,796,000 or 155% as compared with the prior year. The increase is attributable to a $2,969,000 increase in employee costs including commissions, driven by an increase of 28% in headcount, 35% increase in revenue and an increase in business development costs, $722,000 increase in travel costs associated with the increased market penetration of the TearLab product in the United States, $950,000 increase in marketing and advertising expense and $161,000 increase in professional services. The increase was offset by $499,000 decrease in stock-based compensation expense, $255,000 decrease in bad debt expense and $253,000 in administrative costs.

For the year ended December 31, 2013, sales and marketing expenses increased by $7,550,000 or 138% as compared with the prior year. The increase is attributable to a $3,773,000 increase in employee costs, including commissions, driven by an increase of 117% in headcount, 270% increase in revenue and an increase in business development costs, $818,000 increase in travel costs associated with the increased market penetration of the TearLab product in the United States, $918,000 increase in marketing and advertising expense, $1,189,000 of increased stock-based compensation expense and $367,000 increase in bad debt expense in addition to a distribution contract termination charge in September 2013 of $190,000 to Science with Vision Inc., a related party.

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

Other Income (Expense), Net

	For the years ended December 31, (in thousands)

	2014	Change	2013	Change	2012
Interest income	$28	(20)%	$35	17%	$30
Changes in fair value of warrant obligation	1,175	(111)%	(11,105)	(52)%	(7,296)
Other, net expense	79	(154)%	(146)	(943)%	(14)
	$1,282	(111)%	$(11,216)	(55)%	$(7,280)

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents. The fluctuations in interest income during years ended December 31, 2014, 2013 and 2012, are due to fluctuations in the Company's average cash and variations in average interest rates.

Changes in Fair Value of Warrant Obligation

The Company recorded income related to changes in the fair value of warrant obligations of $1,175,000 for the year ended December 31, 2014 and recorded expense of $11,105,000 and $7,296,000 for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2014 certain holders of 2011 Warrants exercised 304,945 warrants. The Company received no cash proceeds from these cashless exercises. The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $2,616,000, an increase of $264,000 from the previous value at December 31, 2013 of $2,352,000. The fair value was determined using the Black- Scholes Merton option pricing model and the increase was recorded as an expense in other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014.

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

In addition, the Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the remaining warrants as of December 31, 2014 to be $256,000, a decrease of $1,438,000 from the previous value at December 31, 2013. These amounts were recorded as a charge to other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014, the primary driver of this change being a change in Black-Scholes Merton option pricing model valuation inputs for our increased stock price.

Increases of $4,046,000 and $3,282,000 at December 31, 2013 and 2012, respectively, in the fair value of warrant obligations are recorded in other income expense for the years ended December 31, 2013 and 2012, respectively.

Other Income (Expense)

Other expense for the years ended December 31, 2014, 2013 and 2012 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company's foreign denominated currencies.

Liquidity and Capital Resources

	As of December 31,
	($ in thousands)
	2014	2013
Cash and cash equivalents	$16,338	$37,778
Percentage of total assets	53%	76%
Working capital	$16,297	$34,297

Financial Condition

Management believes that we have sufficient cash to fund our operations at current levels for at least the next 12 months when taking into account the recent senior term loan agreement providing us access to $35.0 million in gross proceeds including $15.0 million which was made available to us on March 4, 2015.

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

●

Our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the U.S. dollar and Australian dollar may be material. For example, in 2014 we purchased Australian dollars to pay to our Australian supplier and the exchange rate between the U.S. and Australian dollar fluctuated from $0.81 USD to $.94 USD per $1.00 AUD.

At the present time, our only product is the TearLab® Osmolarity System, and although we have received 510(k) approval from the FDA and a CLIA waiver approval from the FDA, at this time, we do not know when we can expect to begin to generate significant revenues from the TearLab® Osmolarity System in the United States.

We believe that we have sufficient funding to meet operational needs until the Company generates positive cash flow from operations. However, if we do not achieve a cash positive operating position in the future we may need to take cost reduction measures or raise additional funds, and our prospects for obtaining additional capital are uncertain. Additional capital may not be available on terms favorable to us, or at all. In addition, future financings could result in significant dilution of existing stockholders.

Further, a successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure. If events or circumstances occur such that we do not meet our operating plan durint the first half of 2015, we may be required during the third quarter of 2015 to reduce operating expenses and reduce the planned levels of inventory and fixed assets which could have an adverse impact on our ablity to achieve our intended business objectives.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents and cash generated from increased revenues and the senior term loan agreement, will be sufficient to sustain our operations for at least the next 12 months.   We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable and, to a lesser degree, interest income on our cash balances. Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect to use our cash primarily to fund our operating expenses and pursue and maintain our patents and trademarks. In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

	Years ended December 31, (in thousands)

	2014	Change	2013	Change	2012
Cash used in operating activities	$(18,172)	$(4,938)	$(13,234)	$(4,434)	$(8,800)
Cash used in investing activities	(3,816)	(911)	(2,905)	(2,336)	(569)
Cash provided by financing activities	548	(37,932)	38,480	16,481	21,999
Net increase in cash and cash equivalents during the year	$(21,440)	$43,781	$22,341	$9,711	$12,630

Cash Used in Operating Activities

Net cash used to fund our operating activities during the year ended December 31, 2014 was $18,172,000 which is lower than our net loss of $23,722,000 primarily due to non-cash charges. The non-cash charges which comprise a portion of the net loss during that period consist primarily of the amortization and depreciation of intangible assets, fixed assets, patents and trademarks, warrant obligation expense and stock-based compensation expense in the aggregate total of $5,587,000.

Net cash used to fund our operating activities during the year ended December 31, 2013 was $13,234,000 which is lower than our net loss of $28,990,000 primarily due to non-cash charges. The non-cash charges which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, warrant obligation expense and stock-based compensation expense in the aggregate total of $16,710,000.

The net change in non-cash working capital and non-current asset balances related to operations for the years ended December 31, 2014, 2013 and 2012 consists of the following (in thousands):

	2014	2013	2012
Accounts receivable	1,044	(2,650)	(557)
Due from related parties	-	15	(11)
Inventory	(2,101)	978	(965)
Prepaid expenses	(166)	(302)	(197)
Other current assets	4	50	(25)
Other non-current assets	(117)	(12)	(27)
Accounts payable	1,340	(436)	849
Accrued liabilities	(147)	1,329	146
Deferred rent/revenue	106	67	—
	$(37)	$(961)	$(787)

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●

Accounts receivable decrease in 2014 is due to improved collection efforts and an increase in customers paying by credit card at the time of product shipment. Accounts receivable increased in 2013 and 2012 as a result of increased revenues related to sales of the TearLab® Osmolarity System.

●	Inventory increased in 2014 from 2013 primarily due to minimum purchase commitments with contract manufacturers.

●	Prepaid expenses increased in 2014 from 2013 mainly due to the timing of annual payments made, increased prepaid insurance costs and prepaid deposits with contract manufacturer and trade shows.

●	Accounts payable movement year over year is primarily due to the timing of payment cycles and the increase in commercial activities.

●	Accrued liabilities decreased in 2014 due to the timing of invoices received from vendors. Accrued liabilities have increased in 2013 and 2012 as a result of royalties, commissions and sales related taxes due as a result of increasing sales. Amounts due to professionals, employees and inventory suppliers have also increased.

●	Deferred revenue increased in 2014 related to the test card replacement program. The increase in deferred rent in 2014 is primarily related to the office lease in San Diego.

Cash used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2014, 2013 and 2012 was $3,816,000, $2,905,000 and $569,000, respectively, which we used to acquire fixed assets, net of disposals.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $548,000 and is primarily made up of $298,000 as a result of option and ESPP exercises and $250,000 sale of OcuHub membership units.

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

The following table (in thousands) summarizes our contractual commitments as of December 31, 2014 and the effect those commitments are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Purchase commitments	$8,425	$8,425	$—	$—
Operating leases	1,290	389	901	$—
Royalty payments	910	70	140	700
Total	$10,625	$8,884	$1,041	$700

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

Revenue recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. The Company records revenue when all of its obligations are completed, which is generally upon shipment of the Company's products. Amounts received in excess of revenue recognizable are deferred.

Our revenues are primarily derived from the sale of disposable test cards. We sell our proprietary TearLab® Osmolarity System and related test cards to our customers, who are primarily eye care professionals, for use in osmolarity testing procedures. Our products are generally shipped from our primary distribution and warehousing operations facility located in San Diego, California. The Company’s sales are currently direct to customers in the United States, Canada and the United Kingdom and to distributors in South America, Europe and Asia.

The Company enters into contracts where revenue is derived either from agreements whereby the customer is provided the right to use the TearLab® Osmolarity System (reader equipment) at no separate cost to the customer in consideration for a minimum purchase commitment of disposables over the related contract term (referred to as either “Use Agreements”, “Masters Agreements” or “Flex Agreements”), or from agreements with sales of multiple deliverables, such as the reader equipment and disposable test cards (referred to as “Purchase Agreements”).

Purchase commitments for Use Agreements and Flex Agreements are expressed in the agreement for a specified period of time (generally one to three years), and the purchase commitment for Masters Agreements is implied for large physician practices with an expectation of purchasing certain levels of test cards. The Company recovers the cost of providing the reader equipment in the amount charged for disposables. These agreements are treated as operating leases as collectibility of the minimum lease payments is not reasonably predictable at the outset of the arrangement. Accordingly, revenue is recognized over the defined contract term as disposable test cards are shipped. When reader equipment is placed with a customer at no separate cost, the Company retains title to the equipment and it remains capitalized on the Company’s consolidated balance sheet as equipment classified within fixed assets, net. The equipment is depreciated on a straight-line basis once shipped to a customer location over its estimated useful life and depreciation expense is included in Cost of Goods Sold within the consolidated statement of operations and comprehensive loss.

Revenue recognition for Purchase Agreements with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a TearLab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2014 and 2013 do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

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

As of December 31, 2014, the net book value of identifiable intangible assets that are subject to amortization equaled $3,596,000 and the net book value of fixed assets equaled $4,504,000.

We determined that, as of December 31, 2014 and 2013, there have been no significant events which may have affected the carrying value of TearLab® technology. However, our prior history of losses and losses incurred during the current fiscal year reflects a potential indication of impairment, thus requiring management to assess whether TearLab Research, Inc.'s technology was impaired as of December 31, 2014 and 2013. Based on management's estimates of forecasted undiscounted cash flows as of December 31, 2014 and 2013, we concluded that there was no indication of an impairment of the TearLab technology in either fiscal period.

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions that occurred in 2011. The Company accounts for its warrants issued in accordance with US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.  Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to remeasurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes Merton option pricing model as described in the stock-based compensation section above, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. Option pricing models employ subjective factors to estimate warrant liability; and, therefore, the assumptions used in the Black-Scholes Merton option pricing model are moderately judgmental.

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in Euros and pounds sterling, while a minor portion of our expenses are in Canadian dollars, Australian dollars and Pounds sterling. Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, Euro or Pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, Euro or Pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars, Australian dollars, Euros and Pound sterling to meet short term operating requirements. Based on the balances in the Canadian dollar, Australian dollar, Euro and Pound sterling denominated bank accounts at December 31, 2014, hypothetical increases of $0.01 in the value of the Canadian dollar, the Australian dollar, the Euro and the Pound sterling in relation to the U.S. dollar would not have a material impact on our results of our operations. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk. We believe this will minimize our market risk. We do not use interest rate derivative transactions to manage our interest rate risk. We reduce our exposure to interest rate risk by investing in savings or money market accounts. Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income. A reduction of interest rate by 100 basis points over the 12 months ended December 31, 2014 would reduce interest income by $28,000 to $0.

ITEM 8.     Financial Statements and Supplementary Data.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of TearLab Corp.

We have audited the accompanying consolidated balance sheets of TearLab Corp. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TearLab Corp. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TearLab Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 13, 2015

TearLab Corp.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$16,338	$37,778
Accounts receivable, net	2,480	3,524
Inventory.	2,986	885
Prepaid expenses	884	689
Other current assets	6	10
Total current assets	22,694	42,886

Fixed assets, net	4,504	3,429
Patents and trademarks, net	80	108
Intangible assets, net	3,596	3,494
Other non-current assets	157	40
Total assets	$31,031	$49,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$2,202	$631
Accrued liabilities	3,765	3,844
Deferred rent	174	67
Obligations under warrants	256	4,047
Total current liabilities	6,397	8,589

Exchange right	250	—

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred Stock, $0.001 par value, 10,000,000 authorized, none outstanding	—	—
Common Stock, $0.001 par value, 65,000,000 authorized, 33,641,302 issued and outstanding at December 31, 2014 and 65,000,000 authorized, 33,288,701 issued and outstanding at December 31, 2013	34	33
Additional paid-in capital	483,909	477,172
Accumulated deficit	(459,559)	(435,837)
Total stockholders' equity	24,384	41,368

Total liabilities and stockholders' equity	$31,031	$49,957

See accompanying notes to consolidated financial statements.

TearLab Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012

Product sales	$16,086	$12,593	$3,587
Reader equipment rentals	$3,632	$2,052	$373
Total revenue	$19,718	$14,645	$3,960
Costs and operating expenses
Cost of goods sold (excluding amortization of intangibles)	8,804	7,607	2,211
Cost of goods sold – Reader equipment depreciation	1,292	539	84
Amortization of intangibles assets	1,462	1,215	1,215
General and administrative	13,555	8,942	4,770
Clinical, regulatory and research & development	2,792	1,095	2,241
Sales and marketing	16,817	13,021	5,471
Total costs and operating expenses	44,722	32,419	15,992
Loss from operations	(25,004)	(17,774)	(12,032)
Other income (expenses)
Interest income	28	35	30
Changes in fair value of warrant obligations	1,175	(11,105)	(7,296)
Other, net	79	(146)	(14)
Total other income (expenses), net	1,282	(11,216)	(7,280)
Net loss and comprehensive loss	$(23,722)	$(28,990)	$(19,312)
Weighted average shares outstanding – basic	33,578,820	30,759,305	25,490,186
Net loss per common share – basic	$(0.71)	$(0.94)	$(0.76)
Weighted average shares outstanding – diluted	33,717,344	30,759,305	25,490,186
Net loss per common share – diluted	$(0.74)	$(0.94)	$(0.76)

See accompanying notes to consolidated financial statements.

TearLab Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Stockholders' equity
	Shares	Amount
Balance, December 31, 2011	20,414,993	$20	$393,035	$(387,535)	$5,520
Stock-based compensation	—	—	1,441	—	1,441
Warrants exercised	1,765,497	2	7,274	—	7,276
Shares issued in public and registered direct offerings	5,950,000	6	20,339	—	20,345
Restricted stock units issued	316,779	1	1,181	—	1,182
Issue costs of equity financings	—	—	(1,718)	—	(1,718)
Options exercised	294,384	—	110	—	110
Net loss and comprehensive loss	—	—	—	(19,312)	(19,312)

Balance, December 31, 2012	28,741,653	$29	$421,662	$(406,847)	$14,844
Stock-based compensation	—	—	3,738	—	3,738
Warrants exercised	1,375,194	1	13,988	—	13,989
Shares issued in public and registered direct offerings	2,990,000	3	40,362	—	40,365
Issue costs of equity financings	—	—	(3,036)	—	(3,036)
Options exercised	181,854	—	458	—	458
Net loss and comprehensive loss	—	—	—	(28,990)	(28,990)

Balance, December 31, 2013	33,288,701	$33	$477,172	$(435,837)	$41,368
Stock-based compensation	—	—	3,824	—	3,824
Warrants exercised	246,936	1	2,615	—	2,616
Options exercised	57,763	—	184	—	184
Issuance of employee purchase plan shares	47,902	—	114	—	114
Net loss and comprehensive loss	—	—	—	(23,722)	(23,722)

Balance, December 31, 2014	33,641,302	$34	$483,909	$(459,559)	$24,384

See accompanying notes to consolidated financial statements.

TearLab Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net loss for the year	$(23,722)	$(28,990)	$(19,312)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	3,824	3,738	1,441
Depreciation of fixed assets	1,448	624	137
Amortization of patents and trademarks	28	28	28
Amortization of intangible assets	1,462	1,215	1,215
Non-cash bonuses paid to management in common shares	—	—	1,182
Change in fair value of warrant obligation	(1,175)	11,105	7,296
Loss on disposal of fixed assets	—	7	—
Net change in working capital and non-current asset balances related to operations	(37)	(961)	(787)
Cash used in operating activities	(18,172)	(13,234)	(8,800)
INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(2,416)	(2,905)	(569)
Cash paid for business acquisition	(1,400)	-	-
Cash used in investing activities	(3,816)	(2,905)	(569)
FINANCING ACTIVITIES
Proceeds from the exercise of common stock options	184	458	110
Proceeds from the issuance of employee stock purchase plan shares	114	--	--
Proceeds from issuance of shares in a public offering	--	40,365	12,420
Proceeds from issuance of shares in an underwritten registered financing			7,925
Proceeds from the exercise of warrants	--	693	3,262
Proceeds from issuance of exchange rights	250	—	—
Costs of issuance of shares and warrants in public offering, private placement and registered direct financings	-	(3,036)	(1,718)
Cash provided by financing activities	548	38,480	21,999
Net increase in cash and cash equivalents during the year	(21,440)	22,341	12,630
Cash and cash equivalents, beginning of year	37,778	15,437	2,807
Cash and cash equivalents, end of year	$16,338	$37,778	$15,437

See accompanying notes to consolidated financial statements.

TearLab Corp.

Notes to Consolidated Financial Statements

(expressed in U.S. dollars except as otherwise noted)

1. Basis of Presentation

TearLab Corp. ("TearLab" or the "Company"), a Delaware corporation, is an ophthalmic device company that is commercializing a proprietary in vitro diagnostic tear testing platform, the TearLab® test for dry eye disease, or DED, which enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care and operates in one business segment.

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation.

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $23.7 million, $29.0 million, and $19.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. The Company's working capital surplus at December 31, 2014 is $16.3 million. Based on the Company's annual operating plan approved by the Board of Directors, management believes the Company's existing cash and cash equivalents of $16.3 million at December 31, 2014 combined with the recent senior term loan agreement providing us with access of up to $35.0 million in gross proceeds including $15.0 million which was made available to us on March 4, 2015 and anticipated cash flows provided by sales of its products in calendar year 2015 will be sufficient to fund its cash requirements through at least December 31, 2015.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure.  If events or circumstances occur such that we do not meet our operating plan during the first half the 2015, we may be required during the third quarter of 2015 to reduce operating expenses and reduce the planned levels of inventory and fixed assets which could have an adverse impact on our ability to achieve our intended business objectives.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (''GAAP'') requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The principal areas of judgment relate to revenue returns reserve, allowance for doubtful accounts, impairment of long-lived and intangible assets, and the fair value of stock options and warrants.

Concentrations and risk

Credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

During the 2014, 2013 and 2012 fiscal years, the Company derived its revenue from the sale of the TearLab® Osmolarity product. There were no customers representing revenue in excess of 10% in the years ended December 31, 2014, 2013 or 2012.

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

Accounts receivable and allowance for doubtful accounts

The Company's accounts receivable consist primarily of trade receivables from customers and are generally unsecured and due within 30 days. The carrying value of accounts receivable approximates their fair value due to their short term nature. The Company evaluates the collectability of its accounts receivable based on a combination of factors and calculates an allowance for doubtful accounts based on the estimated proportion of aged receivables deemed uncollectable consistent with policy Expected credit losses related to trade receivables are recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is charged to sales and marketing expense and accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. The allowance for doubtful accounts was $424,000 and $415,000 at December 31, 2014 and 2013, respectively. Charges for bad debt expense have been $121,000, $377,000, $10,000 for the years ended December 31, 2014, 2013 and 2012 respectively.

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

Product Warranties

The Company generally provides a one year warranty on its TearLab® Osmolarity System and related disposables. The Company accrues the estimated cost of this warranty at the time revenue is recognized and charges warranty expense to cost of goods sold. Warranty reserves are established based on historical experience with failure rates and the number of systems covered by warranty. Warranty reserves are depleted as systems and disposables are replaced. The Company reviews warranty reserves quarterly and, if necessary, make adjustments. The activities in the warranty reserve are as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Balance at beginning of year	$180	$107	$36
Charges to cost of goods sold	79	271	196
Costs applied to liability	(138)	(198)	(125)
Balance at end of year	$121	$180	$107

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

Revenue recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. The Company records revenue when all of its obligations are completed, which is generally upon shipment of the Company's products. Amounts received in excess of revenue recognizable are deferred.

Our revenues are primarily derived from the sale of disposable test cards. We sell our proprietary TearLab® Osmolarity System and related test cards to our customers, who are primarily eye care professionals, for use in osmolarity testing procedures. Our products are generally shipped from our primary distribution and warehousing operations facility located in San Diego, California. The Company’s sales are currently direct to customers in the United States, Canada and the United Kingdom and to distributors in South America, Europe and Asia.

The Company enters into contracts where revenue is derived either from agreements whereby the customer is provided the right to use the TearLab® Osmolarity System (reader equipment) at no separate cost to the customer in consideration for a minimum purchase commitment of disposables over the related contract term (referred to as either “Use Agreements”, “Masters Agreements” or “Flex Agreements”), or from agreements with sales of multiple deliverables, such as the reader equipment and disposable test cards (referred to as “Purchase Agreements”).

Purchase commitments for Use Agreements and Flex Agreements are expressed in the agreement for a specified period of time (generally one to three years), and the purchase commitment for Masters Agreements is implied for large physician practices with an expectation of purchasing certain levels of test cards. The Company recovers the cost of providing the reader equipment in the amount charged for disposables. These agreements are treated as operating leases as collectibility of the minimum lease payments is not reasonably predictable at the outset of the arrangement. Accordingly, revenue is recognized over the defined contract term as disposable test cards are shipped. When reader equipment is placed with a customer at no separate cost, the Company retains title to the equipment and it remains capitalized on the Company’s consolidated balance sheet as equipment classified within fixed assets, net. The equipment is depreciated on a straight-line basis once shipped to a customer location over its estimated useful life and depreciation expense is included in Cost of Goods Sold within the consolidated statement of operations and comprehensive loss.

Revenue recognition for Purchase Agreements with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a TearLab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2014 and 2013 do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

Although the Company has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve of $77,000 and $173,000 as of December 31, 2014 and December 31, 2013, respectively, has been recorded as a reduction of revenue and is included in accounts receivable.

Cost of goods sold

Cost of goods sold includes the costs the Company incurs for the purchase of the TearLab® Systems sold and related freight and shipping costs, fees related to warehousing and logistics inventory management associated with conducting business and depreciation of reader equipment. The Company recorded $1,109,000, $912,000 and $255,000 in shipping and handling fees for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2014, 2013 and 2012 were $0.3 million, $0.4 million and $0.3 million, respectively.

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

Foreign currency transactions

The Company's functional and reporting currency is the U.S. dollar. The assets and liabilities of the Company's Canadian operations are maintained in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet dates, and non-monetary assets and liabilities are translated at exchange rates in effect on the date of the transaction. Revenue and expenses are translated into U.S. dollars at average exchange rates prevailing during the year. Resulting exchange gains (losses) of: ($35,000), ($131,000) and ($15,000) are included in other income (expense) in the years ended December 31, 2014, 2013 and 2012, respectively.

Geographic information

The following table provides geographic information related to the Company's revenues based on the geographic location which we deliver the product. (in thousands):

	United States	Canada	Rest of World	Total
December 31, 2014
Revenues	$18,589	$200	$929	$19,718
December 31, 2013
Revenues	$13,844	$121	$680	$14,645

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

The following are potentially dilutive securities which have not been used in the calculation of diluted loss per share as they are anti-dilutive (in thousands):

	December 31,
	2014	2013	2012
Stock options	6,363	5,537	4,100
Warrants	74	599	2,183
Total	6,437	6,136	6,283

The following table is a reconciliation of the weighted average shares outstanding used for basic and diluted loss per share:

	December 31,
	2014	2013	2012
Weighted average shares outstanding - Basic	33,578,820	30,759,305	25,490,186
Dilutive potential common shares	138,524	-	-
Weighted average shares outstanding - Diluted	33,717,344	30,759,305	25,490,186

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

3. BALANCE SHEET DETAILS

Accounts receivable

(in thousands)	December 31,
	2014	2013
Trade receivables	$2,904	$3,939
Allowance for doubtful accounts	(424)	(415)
	$2,480	$3,524

Inventory

(in thousands)	December 31,
	2014	2013
Finished goods	$2,990	$899
Inventory reserves	(4)	(14)
	$2,986	$885

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long-term purchase commitment to buy the test cards from MiniFAB. The purchase commitment contains required minimum annual purchases. As part of our consideration of excess or obsolete inventory, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards in its analysis of any inventory reserve needed. The usage of the minimum purchase commitment is predicated upon increases in revenues from TearLab products as compared to 2014 and prior years.

Prepaid expenses

(in thousands)	December 31,
	2014	2013
Prepaid trade shows	$177	$162
Prepaid insurance	301	227
Manufacturing deposits	182	104
Subscriptions	82	86
Other fees and services	142	110
	$884	$689

Fixed Assets

(in thousands)	December 31,
	2014	2013
Furniture and office equipment	$267	$221
Leasehold improvements	51	47
Computer equipment and software	819	386
Capitalized TearLab equipment readers	5,655	3,640
Medical equipment	426	401
	7,218	4,695
Accumulated depreciation	(2,714)	(1,266)
	$4,504	$3,429

Depreciation expense was $1,448,000, $624,000, and $137,000, during the years ended December 31, 2014, 2013, and 2012, respectively.

Patents and trademarks

(in thousands)	December 31,
	2014	2013
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(188)	(160)
	$80	$108

Amortization expense was $28,000, $28,000, and $28,000 during the years ended December 31, 2014, 2013, and 2012, respectively.

These patents and trademarks are amortized, using the straight-line method, over an estimated useful life of 10 years from the date of approval of the patents and trademarks.

Estimated aggregate amortization expense for patents and trademarks at December 31, 2014 is as follows (in thousands):

2015	$28
2016	28
2017	24
Total	$80

Accrued liabilities

(in thousands)	December 31,
	2014	2013
Due to professionals	$787	$616
Due to employees and directors	1,589	1,503
Goods received but not yet invoiced	17	207
Sales and use tax liabilities	221	527
Royalty liability	330	281
Readers and test cards in transit	0	368
Other	821	342
	$3,765	$3,844

4. INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research in November 2006 and the value of the OcuHub platform technology acquired in the acquisition of the OcuHub business unit from AOAExcel in March 2014.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years.  The OcuHub platform technology consists of the right to access and commercialize the OcuHub cloud-based technology platform which facilitates an effective and efficient shared care model providing secure connectivity between doctors, patients, institutions and payers. The OcuHub platform technology is being amortized using the straight-line method over an estimated useful life of 5 years. Amortization expense was $1,462,000, $1,215,000, and $1,215,000 during the years ended December 31, 2014, 2013, and 2012, respectively.

Intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
TearLab® technology	$12,172	$9,892	$12,172	$8,678
OcuHub platform technology	1,564	248	-	-
	$13,736	$10,140	$12,172	$8,678

Estimated future amortization expense related to intangible assets with finite lives at December 31, 2014 is as follows (in thousands):

Amortization of intangible assets
2015	1,527
2016	1,379
2017	313
2018	313
2019	64
Total	$3,596

The Company determined that, as of December 31, 2014, there have been no significant events which may affect the carrying value of its TearLab technology and OcuHub platform technology. However, the Company's prior history of losses and losses incurred during the current fiscal year reflect a potential indication of impairment, thus requiring management to assess whether the Company's intangible assets were impaired as of December 31, 2014. Based on management's estimates of forecasted undiscounted cash flows as of December 31, 2014, the Company concluded that there is no indication of an impairment of the Company's intangible assets. Therefore, no impairment charge was recorded during any of the three years ended December 31, 2014.

5. RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision Inc., pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company's products.  The Company began selling products through the Canadian distributor in 2010. The Company's chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision. Sales to this distributor for the years ended December 31, 2014, 2013 and 2012 were $0, $0 and $59,000, respectively, and the outstanding accounts receivable balanes due at December 31, 2014, 2013 and 2012 were $0, $0 and $15,000, respectively. On September 3, 2013, the Company and Science with Vision Inc. agreed to terminate the distribution agreement including exclusive distribution rights of TearLab products in Canada. In consideration of the termination agreement, the Company agreed to a one-time payment to Science with Vision Inc. of $200,000 Canadian dollars and a royalty on all sales in Canada of products for which Science with Vision Inc. had exclusive distribution rights. The one-time payment resulted in a charge of $190,000 USD during the year ended December 31, 2013 and is recorded within sales and marketing expense. Royalties are recorded as cost of goods sold in the income statement in the period in which revenue is recognized for the associated products sold. At December 31, 2013 the Company has recorded an accrued liability of $3,000 related to royalties due to Science with Vision which is reported as a current liability. The Company's chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision.

6. INCOME TAXES

Geographic sources of loss from continuing operations before income tax are as follows:

		December 31,
	2014	2013	2012
Domestic	$22,768	$28,155	$19,222
Foreign	954	835	90
Loss before income taxes	23,722	28,990	19,312

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets
Intangible assets	$446	$413
Stock options	3,120	1,955
Accruals and other	848	742
Net operating loss carry forwards	21,345	14,449
	25,759	17,559
Valuation allowance	(24,971)	(16,244)
Deferred tax asset	788	1,315
Deferred tax liability
Intangible assets	(788)	(1,315)
Deferred tax liability	(788)	(1,315)
Deferred taxes, net	$—	$—

The following is a reconciliation of the recovery of income taxes between those that are expected, based on enacted tax rates and laws, to those currently reported (in thousands):

	December 31,
	2014	2013	2012
Loss for the year before income taxes	$(23,722)	$(28,990)	$(19,312)
Expected recovery of income taxes	(8,064)	(9,856)	(6,759)
State income tax, net of federal benefit	(438)	(440)	(1,070)
Stock-based compensation	189	204	64
Warrants	(400)	3,776	2,958
Non-deductible interest	—	—	—
Deferred state tax rate adjustment	(151)	899	(92)
Expiration of options	-	3,761	—
Adjustment to deferred assets	47	1,138	187
Non-deductible expenses & other	90	112	32
Change in valuation allowance	8,727	406	4,680
Total recovery of income taxes	$—	$—	$—

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

In July 2006, the “FASB” issued additional guidance which requires the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the provisions under this guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions under this guidance on January 1, 2007. The adoption of these provisions had no impact on the Company's consolidated financial position or results of operations. At December 31, 2014 and 2013, the Company has no research and development credits, unrecognized income tax benefits and no material uncertain tax positions.

During the year ended December 31, 2012, a change of ownership for tax purposes causing Section 382 restrictions on the utilization of net operating losses occurred.   No additional ownership changes are expected to arise through 2014. The ownership change in 2012, while limiting the annual utilization of net operating losses, will not cause the carryforwards generated subsequent to the Company's last ownership change in October 2008 to expire unused. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. Utilization of net operating loss carryforwards are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, and similar state provisions whenever an ownership change has occurred. The ownership changes described above will limit the annual amount of net operating loss carryforwards that can be utilized to offset future taxable income.

At December 31, 2014, the Company had federal net operating loss carryforwards of approximately $58.4 million, state net operating loss carryforwards of approximately $40.2 million and Canadian net operating loss carryforwards of approximately $12.7 million. The federal net operating loss carryforwards begin to expire in 2017, the state net operating loss carryforwards begin to expire in 2015 and the Canadian net operating loss carryforwards begin to expire in 2015. The federal and state net operating loss carryovers reflected in the deferred tax table above do not include any net operating loss carryover which would expire unutilized solely as a result of 382 limitations arising in connection with the 2008 ownership change. As of December 31, 2014, the Company has approximately $1.5 million of net operating loss carryforwards related to stock option exercises which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized.

The Company's policy is to recognize interest and penalties related to income tax matters in other expense. Because the Company has generated net operating losses since inception for both state and federal purposes, no additional tax liability, penalties or interest have been recognized for balance sheet or income statement purposes as of and for the three years ended December 31, 2014.

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

7. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments relating to operating leases recognized on a straight line basis over the term of the lease for rental of office space and equipment from unrelated parties, expiring at various times through June 30, 2018. The total future minimum obligation under these various leases for 2015, 2016, 2017 and 2018 are $389,000, $371,000, $353,000, and $177,000, respectively. Rent expensed under these leases was $344,000, $223,000, and $143,000 for the years ended December 31, 2014, 2013, and 2012, respectively. The Company leases office facilities under an operating lease agreement. The initial term of the lease is five years and includes periodic rent increases and a renewal option.

On March 12, 2003, TearLab entered into a patent license and royalty agreement with the University of California San Diego to obtain an exclusive license to make, use, sell, offer for sale, and import TearLab technology in development. Starting in 2009, the Company was required to make minimum royalty payments of $35,000 or 5.5% of gross sales per year, whichever is higher. However, if this new technology is combined with existing technology, the maximum royalty payable on the sale of the combined products would be 5.5% of gross sales per year. As the new technology is currently in development, there is no revenue and the minimum royalty payment of $35,000 is applicable. Future minimum royalty payments under this agreement as of December 31, 2014 are approximately as follows (in thousands):

2015	35
2016	35
2017	35
2018	35
Thereafter	315
Total	$455

Effective October 1, 2006, TearLab entered into a patent license and royalty agreement with the University of California San Diego to obtain a second exclusive license to make, use, sell, offer for sale, and import existing TearLab technology. The Company is required to make royalty payments of $35,000 or 5.5% of gross sales per year, whichever is higher. Additionally, the Company is required to pay a royalty of 30% of any sublicense fees it receives prior to receiving FDA approval and 25% of any sub-license fees it receives after FDA approval. The Company incurred fees of $1,088,000, $807,000 and $213,000 under this agreement during the years ended December 31, 2014, 2013 and 2012, respectively. The Company had $330,000 and $243,000 in accrued royalties at December 31, 2014 and 2013, respectively. Future minimum royalty payments under this agreement as of December 31, 2014 are approximately as follows (in thousands):

2015	35
2016	35
2017	35
2018	35
Thereafter	315
Total	$455

On February 23, 2009, the Company entered into an agreement for the manufacturing of its TearLab® reader and pens with a third party manufacturing company. The agreement is in effect for three years after the start of production and can be renewed for one-year. The Company has no minimum commitment. Upon termination or cancellation of the agreement, the Company is liable for inventory and materials remaining at the manufacturer's facilities at 110% of the manufacturer's cost. At December 31, 2014, the manufacturer maintained inventory and materials with a value of approximately $66,000, all of which had been purchased to meet manufacturing requirements of purchase orders issued by the Company.

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB. Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company. The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $24.6 million (AUD$30.2 million) in test cards from MiniFAB from inception of the agreement through the end of 2015. The agreement is denominated in AUD$ so the actual amounts paid in USD may vary. The agreement also has annual minimum order commitments under the Manufacturing Agreement. The Company met the annual minimum order commitment for the year ended December 31, 2014 and had no purchase obligation under the Manufacturing Agreement as of December 31, 2014. The Company has a commitment for 2015 of $8.4 million representing a minimum commitment to purchase 3,715,000 test cards. The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent. If terminated for any reason other than a default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

Contingencies

During the ordinary course of business activities, the Company may be contingently liable for litigation and a party to claims. Currently the Company is not party to any litigation.

8. FAIR VALUE MEASUREMENTS

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

As of December 31, 2014 and 2013, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2, and no transfers to or from Level 3 of the fair value measurement hierarchy during the years ended December 31, 2014 and 2013.

At December 31, 2014, the Company has a liability for warrants to purchase 219,604 shares of common stock at an exercise price of $1.86 per share valued at $256,000 (Note 10). All warrant liabilities are classified as Level 3 fair value measurements.

The following table provides a reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the years endeing December 31, 2014 and 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2013	$6,239
Reclass of warrant liability to stockholder’s equity upon exercise	(13,297)
Change in fair value of warrant liability included in other (income) / expense	11,105
Balance of warrant liability at December 31, 2013	$4,047

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2014	$4,047
Reclass of warrant liability to stockholder’s equity upon exercise	(2,616)
Change in fair value of warrant liability included in other (income) / expense	(1,175)
Balance of warrant liability at December 31, 2014	$256

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

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000 were issued, with associated costs of $703,000, of which $303,000 was related to warrants and $400,000 to common shares. Of the gross proceeds $3,549,000 were recorded as share equity and the remaining $3,451,000 was determined to be the value of the warrants issued in the financing. The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock). The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016. During 2014, 304,945 warrants were exercised for gross proceeds of $0.

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

(c) Stock Option Plan

The Company has a stock option plan, the 2002 Stock Incentive Plan (the "Stock Incentive Plan"), which was most recently amended on June 11, 2014 in order to increase the shares reserved under the Stock Option Plan by 1,000,000. Under the Stock Incentive Plan, up to 6,200,000 options are available for grant to employees, directors and consultants. Options granted under the Stock Incentive Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Incentive Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company's common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

The Company accounts for stock-based compensation under the authoritative guidance which requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The Company uses the Black-Scholes Merton option pricing model to calculate the fair value of the stock options. The weighted-average fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $3.02, $8.96, and $2.93, respectively.

The following table sets forth the total stock-based compensation expense resulting from stock options and the employee stock purchase plan included in the Company's consolidated statements of consolidated loss (in thousands):

	Year ended December 31,
	2014	2013	2012
General and administrative	$2,437	$1,837	$528
Clinical and regulatory	159	174	375
Sales and marketing	1,228	1,727	538
Stock-based compensation expense before income taxes	$3,824	$3,738	$1,441

The estimated fair value of stock options for the periods presented was determined using the Black-Scholes Merton option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2014	2013	2012
Volatility	87%	101%	104%
Weighted average Expected life of options (years)	5.84	5.89	5.74
Risk-free interest rate	1.57%	1.43%	0.88%
Dividend yield	0%	0%	0%

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

A summary of the options issued during the year ended December 31, 2014 and the total number of options outstanding as of that date and changes since December 31, 2011 are set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	3,690,654	3.34	7.06	$269,587
Granted	720,250	3.69
Exercised	(294,384)	0.37
Forfeited/cancelled/expired	(17,178)	10.37
Outstanding, December 31, 2012	4,099,342	3.54	7.14	$6,798,973
Granted	1,837,500	9.78
Exercised	(181,854)	2.52
Forfeited/cancelled/expired	(218,193)	11.07
Outstanding, December 31, 2013	5,536,795	$4.91	6.89	$27,256,235
Granted	1,412,500	4.63
Exercised	(57,763)	3.18
Forfeited/cancelled/expired	(528,406)	11.10
Outstanding, December 31, 2014	6,363,126	$4.76	6.57	$2,155,404
Vested or expected to vest, December 31, 2014	4,523,922	$4.06	5.59	$2,068,716
Exercisable, December 31, 2014	3,400,612	$2.86	4.58	$2,035,262

The aggregate intrinsic value at December 31, 2014 represents the total pre-tax intrinsic value, calculated as the difference between the Company's closing stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options that could be exercised had been exercised on such date.

Net cash proceeds from the exercise of common stock options were $184,000, $458,000 and $110,000 for the years ended December 31, 2014, 2013 and 2012, respectively. No income tax benefit was realized from stock option exercises during the years ended December 31, 2014, 2013 and 2012. The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The total intrinsic value of options exercised was $15,000, $2,038,000, and $923,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The total fair value of stock options vested during the years ended December 31, 2014, 2013, and 2012 was $3,408,903, $720,000 and $530,000, respectively.

As of December 31, 2014, $8,954,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.22 years.

As of December 31, 2014, the Company had 212,806 options remaining in the Stock Option Plan available for grant.

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

The price at which stock is purchased under the ESPP is equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company's Board of Directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee invest more than $25,000 worth of stock in the plan during each calendar year or more than 5,000 shares per offering period. During the year ended December 31, 2014, the Company received employee contributions totaling $114,000 and issued 47,902 shares of common stock.

As the ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation, stock-based compensation expense of $36,000 has been recorded during the year ended December 31, 2014. The fair value of each purchase option under the ESPP is estimated at the beginning of each six-month offering period using the Black-Scholes model with the following weighted-average assumptions

Volatility	64%
Expected life (years)	0.5
Risk-free interest rate	0.07%
Dividend yield	0%

(e) Warrants

On June 13, 2011, the Company issued 1,629,539 shares of its common stock as well as warrants (''Financing Warrants'') to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company's outstanding July and August 2009 debt obligations in the aggregate amount of $2,149,000 with associated costs of $41,000. The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company's common stock on the NASDAQ stock market on July 15, 2009. There were no exercise transactions related to these warrants in 2014. During 2014, no financing warrants were exercised.

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants (''2011 Warrants'') to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000. The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock). The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016. The Company's estimated the fair value of the warrants at the date of issuance using the Black-Scholes Merton option pricing model with a 101% volatility, 5.0 years expected life and a risk-free interest rate of 1.76%. The fair value of $5,518,000 was classified as a current liability as the Company determined that these warrants do not meet the criteria for classification as equity. During 2014, 304,945 warrants were exercised for gross proceeds of $0.

The Company accounts for the 2011 Warrants in accordance with US GAAP guidance applicable to derivative instruments. The Company determined that the 2011 Warrants do not meet the criteria for classification as equity. Accordingly, the Company classified the 2011 Warrants as current liabilities at December 31, 2014.

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the shares of common stock and warrants issued based on their relative fair values. This resulted in an allocation of $3,012,000 of proceeds to warrant liability. Since under the derivative guidance the Company is required to record the derivatives at fair value, the Company therefore estimated the fair value of the warrants on the issuance date to be $5,518,000. Transaction costs associated with the issuance of the warrants of $303,000 were immediately expensed and included as warrant issuance costs in the Company's consolidated statements of comprehensive loss.

During the year ended December 31, 2014 certain holders of 2011 Warrants exercised 304,945 warrants. The Company received no cash proceeds from these cashless exercises. The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $2,616,000, an increase of $263,000 from the previous value at December 31, 2013 of $2,352,000. The fair value was determined using the Black- Scholes Merton option pricing model and the increase was recorded as an expense in other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014.

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

The Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the remaining warrants as of December 31, 2014 to be $256,000, a decrease of $1,438,000 from the previous value at December 31, 2013. This amount was recorded as a charge to other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014.

The estimated fair value of the 2011 Warrants at December 31, 2014 was determined using the Black-Scholes Merton option pricing model with the following weighted average assumptions:

Volatility	65%
Expected life of Warrants (years)	1.50
Risk-free interest rate	0.46%
Dividend yield	0%

The fair value of the 2011 warrants is highly sensitive to the changes in the Company's stock price and stock price volatility.

On June 13, 2011, in connection with the conversion of the notes payable and accrued interest (see Note 6), the Company issued warrants with a life of five years to purchase 109,375 shares of common stock. The exercise price of these warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company's common stock on the NASDAQ stock market on July 15, 2009. The Company recorded $163,000 representing the fair value of the warrants, calculated using the Black-Scholes Merton option pricing model, at the date of the Financing in additional paid-in capital. The value of the warrants was accreted over the term of the Notes until their conversion in June 2011. During the years ended December 31, 2014, 2013 and 2012 certain holders of these warrants exercised 0, 12,813 and 22,500 warrants, with $0, $18,000 and $6,000 in proceeds received from these exercised warrants, respectively. As the estimated fair value of these warrants had been previously accreted over the term on the related Notes, no further accounting of these warrants is required.

The following table provides activity for the Warrants issued and outstanding during the two years ended December 31, 2014 (in thousands, except weighted average exercise prices):

	Number of warrants outstanding	Weighted average exercise price
Outstanding, December 31, 2012	2,183	1.85
Exercised	(1,584)	1.86
Outstanding, December 31, 2013	599	1.83
Exercised	(305)	1.86
Outstanding, December 31, 2014	294	$1.79

(f) Exchange Right

In August 2014, the Company sold membership units in OcuHub LLC, a Delaware limited liability company and a wholly owned subsidiary of TearLab Corporation. The membership units sold generated cash proceeds of $250,000 in exchange for 2% ownership of OcuHub LLC. In connection with the sale of the membership units, the new members received an exchange right allowing the units to be exchanged upon written notice and during a specified exchange window for shares in our common stock. The first available exchange window follows the one year anniversary date of the purchase of membership units. The variable number of shares of common stock provided upon exchange is equal to the initial capital contribution amount received for the membership units sold divided by the closing sales price of TearLab Corporation common stock during the respective exchange window. Due to the exchange right option available to the membership unit holders, the entire loss from continuing operations related to OcuHub LLC of $2,080,000 for the year ended December 31, 2014 has been attributed to TearLab Corporation within the consolidated financial statements.

10. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital and non-current asset balances related to operations consists of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Accounts receivable	$1,044	$(2,650)	$(557)
Due from related parties	-	15	(11)
Inventory	(2,101)	978	(965)
Prepaid expenses	(166)	(302)	(197)
Other current assets	4	50	(25)
Other non-current assets	(117)	(12)	(27)
Accounts payable	1,340	(436)	849
Accrued liabilities	(147)	1,329	146
Deferred rent/revenue	106	67	—
	$(37)	$(961)	$(787)

The following table lists the non-cash transactions and additional cash flow information (in thousands):

	Years ended December 31,
	2014	2013	2012
Common stock issued in consideration of management bonuses	—	—	1,182
Reclass of warrant liabilities to Stockholders Equity upon cashless exercise of warrants	2,616	13,297	4,014
Additions to fixed assets	69	526	—

There were no interest or income taxes paid for the years ended December 31, 2014, 2013 and 2012.

Employee Retirement Plan

The Company has a 401(k) retirement plan under which all full-time employees may contribute up to 100% of their annual salary, within IRS limits. The Company has not made any contributions to these retirement plan in the years ended December 31, 2014, 2013 and 2012.

11. SUBSEQUENT EVENTS

On March 4, 2015, the Company  executed a term loan agreement with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35.0 million under the arrangement. The Company received $15.0 million in gross proceeds under the arrangement on March 4, 2015, and additional amounts up to $20.0 million are available to TearLab, at its option, through July 2016 subject to the satisfaction of certain revenue milestones and other borrowing conditions. The agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. At the Company’s option, during the first four years a portion of the interest payments can be deferred and paid together with the principal in the fifth and sixth years.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of results for the periods presented (in thousands, except per share data):

	Fiscal 2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue(i)	$4,211	$4,999	$5,212	$5,297
Loss from operations (i)	(5,922)	(5,885)	(6,114)	(7,083)
Net loss (i)	$(5,557)	$(5,439)	$(5,785)	$(6,941)
Weighted average number of shares outstanding basic(i)	33,550	33,585	33,589	33,591
Net loss per common share basic (i)	$(0.17)	$(0.16)	$(0.17)	$(0.21)
Weighted average number of shares outstanding diluted	33,732	33,721	33,712	33,662
Net loss per common share diluted (i)	$(0.17)	$(0.17)	$(0.18)	$(0.21)

	Fiscal 2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue(i)	$2,475	$3,525	$4,207	$4,438
Loss from operations (i)	(3,162)	(5,279)	(3,829)	(5,504)
Net loss (i)	$(8,574)	$(12,025)	$(4,240)	$(4,151)
Weighted average number of shares outstanding basic(i)	28,756	29,178	31,914	33,129
Net loss per common share basic (i)	$(0.30)	$(0.41)	$(0.13)	$(0.13)
Weighted average number of shares outstanding diluted	28,756	29,178	31,914	33,679
Net loss per common share diluted (i)	$(0.30)	$(0.41)	$(0.13)	$(0.17)

(i)

Net loss per share basic and diluted are computed independently for the quarters presented. Therefore, the sum of the quarterly per share information may not be equal to the annual per share information. Also totals may not add to the financial statements due to rounding.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at December 31, 2014 our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014. Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of Company's internal control over financial reporting which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TearLab Corp.

We have audited TearLab Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TearLab Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TearLab Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TearLab Corp. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 13, 2015 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

San Diego, California

March 13, 2015

ITEM 9B.     Other Information.

None.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our 2015 Proxy Statement and is incorporated in this report by reference.

ITEM 11.     Executive Compensation.

The information required by this item will be set forth in our 2015 Proxy Statement and is incorporated in this report by reference.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our 2015 Proxy Statement and is incorporated in this report by reference.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our 2015 Proxy Statement and is incorporated in this report by reference.

ITEM 14.     Principal Accountant Fees and Services.

The information required by this item will be set forth in our 2015 Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15.     Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of the report:

(1)	Financial Statements included in PART II of this report:

(2)	Financial Statement Schedules:

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Provision	Write-off and recoveries	Balance at end of period
(in thousands)
Fiscal 2012
Bad debt reserves	42	10	(16)	36
Product warranties	36	196	(125)	107
Return reserve	10	102	(41)	71
Fiscal 2013
Bad debt reserves	36	377	2	415
Product warranties	107	271	(198)	180
Return reserve	71	474	(372)	173
Fiscal 2014
Bad debt reserves	415	121	(112)	424
Product warranties	180	79	(138)	121
Return reserve	173	126	(376)	77

(3)	List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits: The following exhibits are filed as a part of this report:

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

Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 25, 2011 (file no. 000-51030)

10.14		Purchase Agreement, dated as of April 11, 2012, by and between the Registrant and Craig-Hallum Capital Group LLC.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 11, 2012 (file no. 000-51030)

10.15	#	Form Change of Control Severance Agreement (for US executives).	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)

10.16	#	Form Change of Control Severance Agreement (for Canadian executives).	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.17		Executive Employment Agreement, dated June 7, 2013, by and between the Registrant and Elias Vamvakas	Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 7, 2013 (file no. 000-51030)

10.18	#	Offer Letter, dated September 24, 2013, by and between the Registrant and Joseph Jensen.	Exhibit 10.1# to the Registrant's Current Report on Form 8-K filed with the Commission on October 1, 2013 (file no. 000-50789)

10.19	#	Nonstatutory Stock Option Agreement, dated October 21, 2013, by and between the Company and Joseph Jensen.	Exhibit 10.1# to the Registrant's Current Report on Form 8-K filed with the Commission on October 21, 2013 (file no. 000-50789)

10.20		Asset Purchase Agreement, dated March 14, 2014 by and among AOA Excel, Inc., Occulogix LLC and TearLab Corporation.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2014 (file no. 000-51030)

10.21

Term Loan Agreement, dated as of March 4, 2015, by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders.

Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 10, 2015 (file no. 000-51030)

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

Dated: March 13, 2015	TearLab Corp.

	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2015	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer and
Chairman of Board of Directors

Dated: March 13, 2015	By:	/s/ William G. Dumencu
William G. Dumencu
Chief Financial Officer and Treasurer

Dated: March 13, 2015	By:	/s/ Anthony Altig
Anthony Altig
Director

Dated: March 13, 2015	By:	/s/ Thomas N. Davidson, Jr.
Thomas N. Davidson, Jr.
Director

Dated: March 13, 2015	By:	/s/ Adrienne L. Graves
Adrienne L. Graves
Director

Dated: March 13, 2015	By:	/s/ Richard L. Lindstrom, M.D.
Richard L. Lindstrom, M.D.
Director

Dated: March 13, 2015	By:	/s/ Donald Rindell
Donald Rindell
Director

Dated: March 13, 2015	By:	/s/ Paul Karpecki
Paul Karpecki
Director

Dated: March 13, 2015	By:	/s/ Brock Wright
Brock Wright
Director