Form 10-Q
period 2015-03-31
TearLab Corp
filed 2015-05-08
CIK 1299139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,658,153 as of May 4, 2015.

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

TearLab Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars except number of shares)

(Unaudited)

($ 000’s except number of shares)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash	$23,315	$16,338
Accounts receivable, net	2,320	2,480
Inventory	3,175	2,986
Prepaid expenses and other current assets	997	890
Total current assets	29,807	22,694

Fixed assets, net	4,360	4,504
Patents and trademarks, net	73	80
Intangible assets, net	3,215	3,596
Other non-current assets	186	157
Total assets	$37,641	$31,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,461	$2,202
Accrued liabilities	2,699	3,765
Deferred Rent	153	174
Obligations under warrants	143	256
Total current liabilities	5,456	6,397

Long-term debt	14,620	—

Total liabilities	20,076	6,397

Exchange right	250	250
Commitments and contingencies (Note 12)

Stockholders’ equity
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—

Common stock, $0.001 par value, 65,000,000 authorized, 33,658,153 and 33,641,302 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	34	34
Additional paid-in capital	485,008	483,909
Accumulated deficit	(467,727)	(459,559)
Total stockholders’ equity	17,315	24,384
Total liabilities and stockholders’ equity	$37,641	$31,031

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in U.S. dollars except number of shares)

(Unaudited)

($ 000’s except number of shares and (loss) per share)

	Three months ended
	March 31,
	2015	2014

Product sales	$4,092	$3,453
Reader equipment rentals	1,316	758
Total revenue	$5,408	$4,211
Costs and operating expenses
Cost of goods sold (excluding amortization of intangible assets)	2,387	1,926
Cost of goods sold - reader equipment depreciation	392	273
General and administrative	3,637	3,127
Clinical, regulatory and research & development	1,404	575
Sales and marketing	5,278	3,928
Amortization of intangible assets	381	303
Total operating expenses	13,479	10,132
Loss from operations	(8,071)	(5,921)
Other income (expense)
Interest income (expense)	(140)	7
Amortization of deferred financing charge	(15)	-
Changes in fair value of warrant obligations	113	307
Other, net	(55)	50
Total other income (expense)	(97)	364
Net loss and comprehensive loss	$(8,168)	$(5,557)
Weighted average shares outstanding - basic	33,642,720	33,550,404
Net loss per share – basic	$(0.24)	$(0.17)
Weighted average shares outstanding - diluted	33,692,507	33,732,227
Net loss per share – diluted	$(0.25)	$(0.17)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

(Unaudited)

($ 000’s)

	Three months ended
	March 31,
	2015	2014

OPERATING ACTIVITIES
Net loss for the period	$(8,168)	$(5,557)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	1,061	813
Depreciation of fixed assets	414	297
Amortization of patents and trademarks	7	7
Amortization of intangible assets	382	303
Changes in fair value of warrant obligations	(113)	(307)
Loss on disposal of fixed assets	-	2
Amortization of deferred financing charges	15	-
Interest accrued	51	-
Net change in working capital and non-current asset balances related to operations	(683)	860
Cash used in operating activities	(7,034)	(3,582)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(581)	(880)
Cash paid for business acquisition	-	(1,400)
Cash used in investing activities	(581)	(2,280)

FINANCING ACTIVITIES
Term loan	14,554	-
Proceeds from the exercise of options	38	137
Cost of issuance of shares	-	(30)
Cash provided by financing activities	14,592	107

Increase (decrease) in cash and cash equivalents during the period	6,977	(5,755)
Cash, beginning of period	16,338	37,778
Cash, end of period	$23,315	$32,023

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

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $8.2 million for the three months ended March 31, 2015 and $23.7 million for the year ended December 31, 2014. The Company's working capital surplus at March 31, 2015 is $24.4 million. Based on the Company’s annual operating plan approved by the Board of Directors, management believes the Company’s existing cash and cash equivalents of $23.3 million at March 31, 2015 combined with the recent senior term loan agreement providing us with access to up to $35.0 million in gross proceeds, including $15.0 million which was made available to us on March 4, 2015 and anticipated cash flows provided by sales of its products in calendar year 2015 will be sufficient to fund its cash requirements through at least March 31, 2016.

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

These unaudited interim condensed consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2014. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to revenue and inventory reserves, impairment of long-lived and intangible assets, and the fair value of stock options and warrants.

TearLab Corporation

Revenue recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. The Company’s timing of revenue recognition is impacted by factors such as passage of title, payments and customer acceptance. Amounts received in excess of revenue recognizable are deferred.

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

The company recognizes its revenue as being either product sales revenue (primarily for the sale of test cards) or reader equipment rental revenue (for either the explicit or the implicit lease of the reader to the customer). For the implicit lease revenue, revenue is calculated based on the fair value of the readers, recognized proportionately with respect to the fair value of the test cards. Purchase commitments for Use Agreements and Flex Agreements are expressed in the agreement for a specified period of time (generally one to three years), and the purchase commitment for Masters Agreements is implied for large physician practices with an expectation of purchasing certain levels of test cards. The Company recovers the cost of providing the reader equipment in the amount charged for disposables. These agreements are treated as operating leases as collectability of the minimum lease payments is not reasonably predictable at the outset of the arrangement. Accordingly, revenue is recognized over the defined contract term as disposable test cards are shipped. When reader equipment is placed with a customer at no separate cost, the Company retains title to the equipment and it remains capitalized on the Company’s consolidated balance sheet as equipment classified within fixed assets, net. The equipment is depreciated on a straight-line basis once shipped to a customer location over its estimated useful life and depreciation expense is included in Cost of Goods Sold within the consolidated statement of operations and comprehensive loss.

Revenue recognition for Purchase Agreements with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a TearLab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2014 and the three months ended March 31, 2015 do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

TearLab Corporation

Although the Company typically has a no return policy for its products, the Company has established a reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve of $69,000 and $77,000 as of March 31, 2015 and December 31, 2014, respectively, has reduced revenue and is included in accounts receivable.

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions which occurred in 2011. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under Accounting Standards Codification (ASC) 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings.  Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity.  Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to remeasurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations and comprehensive loss. Warrants are also remeasured at fair value immediately prior to being exercised, and the resulting fair value is reclassified into additional paid-in capital, net of any applicable exercise proceeds. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model, based on the market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. There is a degree of subjectivity involved when using option pricing models to estimate warrant liability and the assumptions used in the Black-Scholes option-pricing model are moderately judgmental.

Acquisition

On March 14, 2014, the Company acquired the net assets of the OcuHub business unit from AOAExcel, Inc., the for-profit subsidiary of the American Optometric Association ("AOA") in an all-cash transaction for $1.4 million and a working capital deficit of $201,000. Of the net purchase price, $1,564,000 was allocated to intangible assets, $38,000 to property, plant and equipment, $30,000 to prepaid expense and $230,000 to accrued liabilities. The acquisition was accounted for as a business combination in accordance with the authoritative guidance. The allocation of initial purchase price is based on our valuation of the fair value of tangible and intangible assets acquired and liabilities assumed as of the Closing, and these estimates are subject to adjustments. The fair value assigned to intangible assets has been determined primarily by using a variation of the income approach known as the discounted cash flow method, which estimates the value based on the present value of the after-tax free cash flows attributable to owning the intangible asset.

TearLab Corporation

Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Early application is not permitted. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the standard by one year which would result in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on the Company's financial statements.

In August 2014, the Financial Accountings Standards Board issued guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have any impact on the Company’s financial position and results of operations and, at this time, the Company does not expect any impact on its disclosures.

In April 2015, the FASB issued authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. While adoption of this guidance is required for fiscal years beginning after December 15, 2015, the Company has elected to adopt this guidance early, as of March 31, 2015.

3.	BALANCE SHEET DETAILS

 Accounts receivable

	March 31,	December 31,
(in thousands)	2015	2014

Trade receivables	$2,703	$2,904

Allowance for doubtful accounts	(383)	(424)

	$2,320	$2,480

TearLab Corporation

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

	March 31,	December 31,
(in thousands)	2015	2014

Finished goods	$3,177	$2,990
Inventory reserves	(2)	(4)

	$3,175	$2,986

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

Prepaid expenses and other current assets

(in thousands)	March 31,	December 31,
	2015	2014
Prepaid trade shows	$150	$177
Prepaid insurance	209	301
Manufacturing deposits	246	182
Subscriptions	39	82
Other fees and services	336	142
Other current assets	17	6
	$997	$890

TearLab Corporation

Fixed assets

(in thousands)	March 31,	December 31,
	2015	2014
Capitalized TearLab equipment	$5,770	$5,655
Leasehold improvements	51	51
Computer equipment and software	932	819
Furniture and office equipment	310	267
Medical equipment	425	426
	$7,488	$7,218
Less accumulated depreciation	(3,128)	(2,714)
	$4,360	$4,504

Depreciation expense was $414,000 and $297,000 during the three months ended March 31, 2015 and 2014, respectively.

Patents and trademarks

(in thousands)	March 31,	December 31,
	2015	2014
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(195)	(188)
	$73	$80

Amortization expense of patents and trademarks was $7,000 during the three months ended March 31, 2015 and 2014.

Accrued liabilities

(in thousands)	March 31,	December 31,
	2015	2014
Due to professionals	$378	$787
Due to employes and directors	1,522	1,589
Goods received but not yet invoiced	-	17
Sales and use tax liabilities	233	221
Royalty liability	309	330
Readers and tests cards in transit	8	-
Other	249	821
	$2,699	$3,765

TearLab Corporation

4.	INTANGIBLE ASSETS

The Company's intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research and the value of the OcuHub platform technology acquired in the acquisition of the OcuHub business unit from AOAExcel.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years.  The OcuHub platform technology consists of the right to access and commercialize the OcuHub cloud-based technology platform which facilitates an effective and efficient shared care model providing secure connectivity between doctors, patients, institutions and payers. The OcuHub platform technology is being amortized using the straight-line method over an estimated useful life of 5 years. Amortization expense for the three months ended March 31, 2015 and 2014 was $382,000 and $303,000, respectively.

Intangible assets subject to amortization consist of the following:

(in thousands)	March 31, 2015		December 31 2014
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

TearLab® technology	$12,172	$10,195	$12,172	$9,892
OcuHub platform technology	1,564	326	1,564	248
	$13,736	$10,521	$13,736	$10,140

The estimated amortization expense for the intangible assets for the remainder of 2015 and each of the remaining five years is as follows:

Amortization of
(in thousands)	intangible assets

Remainder of 2015	$1,145
2016	1,379
2017	313
2018	313
2019	65
$3,215

TearLab Corporation

5.	TERM LOAN

On March 4, 2015, the Company executed a term loan agreement with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35,000,000 under the arrangement. The Company received $15,000,000 in gross proceeds under the arrangement on March 4, 2015, and additional amounts up to $20,000,000 are available to TearLab, at its option, through July 2016 subject to the satisfaction of certain revenue milestones and other borrowing conditions. The agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. While interest on the loan is accrued at 13% per annum, the Company may elect to make interest-only payments at 8.5% per annum. The unpaid interest of 4.5% is added to the principal of the loan and is subject to additional accrued interest. The accrued interest can be deferred and paid together with the principal in the fifth and sixth years.

At March 31, 2015, the principal balance outstanding under the CRG LP Term Loan was $15,051,000. Financing and legal fees were recorded as a $446,000 direct discount to the long-term debt which is being amortized with the effective interest method. The company has elected early adoption of the authoritative accounting guidance that requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset.

The agreement provides for prepayment fees of 5% of the outstanding balance of the loan if the loan is repaid prior to December 31, 2015. The prepayment fee is reduced 1% per year for each subsequent year until maturity.

The loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenues and minimum cash threshold levels. The minimum annual revenue threshold level required by the Term Loan is $25.0 million for calendar year 2015. The minimum cash balance required is $5.0 million, subject to certain conditions.

If the Company does not have annual revenues greater or equal to the annual revenue covenant in a calendar year, the Company will have to raise subordinated debt or equity ( the “CRG Equity Cure” ) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the CRG LP Term Loan. In the event the Company does not achieve the minimum revenue threshold and it cannot complete the CRG Equity Cure, it may be in default of the Term Loan. In the event of a default, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

Borrowings under the term loan are subject to certain conditions, including the non-occurrence of a material adverse change in our business or operations (financial or otherwise), or a material impairment of the prospect of repayment of obligations.

As of March 31, 2015, the Company was in compliance with all of the covenants.

6.	RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision Inc., pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products.  The Company began selling products through the Canadian distributor in 2010. The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision. Sales to this distributor for the three months ended March 31 2013 was $0, and the outstanding accounts receivable balances due at December 31, 2013 was $0. On September 3, 2013, the Company and Science with Vision Inc. agreed to terminate the distribution agreement including exclusive distribution rights of TearLab products in Canada. In consideration of the termination agreement, the Company agreed to a one-time payment to Science with Vision Inc. of $200,000 Canadian dollars and a royalty on all sales in Canada of products for which Science with Vision Inc. had exclusive distribution rights. The one-time payment resulted in a charge of $190,000 USD during the quarter ended September 30, 2013 and is recorded within sales and marketing expense. Royalties are recorded as cost of goods sold in the income statement in the period in which revenue is recognized for the associated products sold. The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision. After this agreement was terminated in 2013, it did not have any financial impact in either the three months ended March 31, 2014 or the three months ended March 31, 2015.

TearLab Corporation

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2015.

At March 31, 2015, the Company had a liability for warrants to purchase 219,604 shares of common stock at an exercise price of $1.86 per share valued at $143,000 (Note 8). The warrant liability is classified as a Level 3 fair value measurement.

The following table provides a reconciliation for the warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 (in thousands):

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2015	$256
Warrant exercises	-
Change in fair value of warrant liability included in other (income) / expense	(113)
Balance of warrant liability at March 31, 2015	$143

TearLab Corporation

8.	STOCKHOLDERS’ EQUITY

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

(c) Stock Incentive Plan

The Company has a stock incentive plan, the 2002 Stock Incentive Plan (the "Stock Incentive Plan"), under which up to 6,200,000 options are available for grant to employees, directors and consultants. Options granted under the Stock Incentive Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Incentive Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company's common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

Options granted are typically service-based options. Generally, options expire 10 years after the date of grant. No incentive stock options granted to a 10% owner optionee shall be exercisable after the expiration of five years after the effective date of grant of such option, no option has been granted to a prospective employee, prospective consultant or prospective director prior to the date on which such person commences service, and with the exception of an option granted to an officer, director or consultant, no incentive option shall become exercisable at a rate less than 20% per annum over a period of five years from the effective date of grant of such option unless otherwise approved by the Board.

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

TearLab Corporation

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company's condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended
(in thousands)	March 31,

	2015	2014

General and administrative	$504	$527
Clinical, regulatory and research and development	99	41
Sales and marketing	458	245
Stock-based compensation expense before income taxes	$1,061	$813

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

As the ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation, stock-based compensation expense of $19,000 is applicable to the three months ended March 31, 2015. The fair value of each purchase option under the ESPP is estimated at the beginning of each six-month offering period using the Black-Scholes model with the following weighted-average assumptions.

Volatility	71%
Expected life (in years)	0.5
Risk-free interest rate	0.12%
Dividend yield	0%

(e) Warrants

On June 13, 2011, the Company issued shares of its common stock as well as warrants (“Financing Warrants”) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations. The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009. There were 74,063 of these warrants outstanding at March 31, 2015 and December 31, 2014.

TearLab Corporation

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants (“2011 Warrants”) to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000,000 were issued. The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock). The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016. The Company determined that the 2011 Warrants do not meet the criteria for classification as equity. Accordingly, the Company classified the 2011 Warrants as current liabilities at March 31, 2015. The Company estimated the fair value of the warrants at the date of issuance using the Black Scholes option model with a 101% volatility, 5.0 years expected life and a risk-free interest rate of 1.76%. The fair value of $5,518,000 was classified as a current liability as the Company determined that these warrants do not meet the criteria for classification as equity.

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

The estimated fair value of the 2011 Warrants at March 31, 2015 was determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	70%
Expected life of Warrants (in years)	1.25
Risk-free interest rate	0.34%
Dividend yield	0%

The fair value of the 2011 warrants is highly sensitive to the changes in the Company’s stock price and stock price volatility.

During the three months ended March 31, 2014 certain holders of 2011 Warrants exercised warrants for 304,945 shares of common stock. The Company received $0 in proceeds from the cashless exercises during the three month period ended March 31, 2014. The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $2,616,000, an increase of $263,000 from the previous value at December 31, 2013. This increase was recorded as an expense in other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2014.

The Company recorded the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company estimated the fair value of the remaining warrants as of March 31, 2015 to be $143,000, a decrease of $113,000 from the previous value at December 31, 2014. This amount was recorded as income to other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2015.

TearLab Corporation

The following table provides activity for the Warrants outstanding through March 31, 2015 (in thousands, except weighted average exercise prices):

		Weighted
	Number of	average
	warrants	exercise
	outstandng	price

Oustanding, December 2013	599	$1.83
Exercised	(305)	1.86
Expired	-	-

Outstanding, March 31, 2014	294	1.79
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2015	294	$1.79

(f) Exchange Right

In August 2014, the Company sold membership units in OcuHub LLC, a Delaware limited liability company and a wholly owned subsidiary of TearLab Corporation. The membership units sold generated cash proceeds of $250,000 in exchange for 2% ownership of OcuHub LLC. In connection with the sale of the membership units, the new members received an exchange right allowing the units to be exchanged upon written notice and during a specified exchange window for shares in our common stock. The first available exchange window follows the one year anniversary date of the purchase of membership units. The variable number of shares of common stock provided upon exchange is equal to the initial capital contribution amount received for the membership units sold divided by the closing sales price of TearLab Corporation common stock during the respective exchange window. Due to the exchange right option available to the membership unit holders, the entire loss from continuing operations related to OcuHub LLC of $788,000 for the three months ended March 31, 2015 has been attributed to TearLab Corporation within the consolidated financial statements.

9.	COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2015 and 2014, comprehensive loss was equal to net loss for each period.

10.	NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding. Diluted income (loss) per share is computed by dividing net income (loss), less any dilutive amounts recorded during the period for the change in fair value of warrant liabilities, by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, from stock options, warrants, and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Diluted loss per share for the three months ended March 31, 2015 and the three months ended March 31, 2014 includes the dilutive impact of the gain recorded from the Company's June 30, 2011 warrants.

TearLab Corporation

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Stock options	6,400	5,572
Warrants	74	74

Total	6,474	5,646

11.	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital and non-current asset balances related to operations consists of the following:

	Three Months Ended
(in thousands)	March 31,

	2015	2014
Accounts receivable, net	$160	$474
Inventory	(189)	(292)
Prepaid expenses and other assets	(96)	92
Other non-current assets	(40)	(7)
Accounts payable	272	911
Accrued liabilities	(769)	(352)
Deferred rent/revenue	(21)	34
	$(683)	$860

The following table lists those items that have been excluded from the condensed consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Three months ended
	March 31,

(in thousands)	2015	2014

Reclass of warrant liabilities to Stockholders Equity upon exercise of warrants	-	$2,616
Additions to fixed assets included in accounts payable and accrued liabilities	$311	$4

TearLab Corporation

12.	COMMITMENTS AND CONTINGENCIES

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB. Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company. The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $7.9 million (AUD$10.3 million) in test cards from MiniFAB through the end of 2015 of which $1.8 million (AUD $2.4 million) has been on order as of March 31,2015. The Company is also subject to annual minimum order commitments under the Manufacturing Agreement. The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent. If terminated for any reason other than default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

The Company has evaluated its 2015 outstanding purchase commitment with MiniFab to determine the potential amount of liability the Company may be obligated to pay if it doesn’t meet its annual order commitment. Having reviewed the submitted orders for test cards to MiniFAB for the three months ended March 31, 2015, if the Company does not: 1) order the sufficient additional test cards to meet the 2015 minimum order commitment under the agreement or 2) seek to modify the existing minimum order quantity with MiniFab, the Company will be subject to liquidated damages estimated at $6.1 million (AUD $7.9 million).

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

TearLab Corporation

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

Our success is highly dependent on our ability to increase sales of our testing platform in the United States as well as Europe and other countries recognizing the CE mark and in Canada where we have a Medical Device License. Meeting these objectives requires that we have sufficient capital to fund our operations. On March 4, 2015, the Company executed a term loan agreement with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35.0 million under the arrangement. The Company received $15.0 million in gross proceeds under the arrangement on March 4, 2015, and additional amounts up to $20.0 million are available to TearLab, at its option, through July 2016 subject to the satisfaction of certain revenue milestones and other borrowing conditions. While our cash of $23.3 million as of March 31, 2015 may be insufficient to fund our long-term planned operations and our ability to generate increased revenues is uncertain, management believes that we have sufficient cash to fund our operations at current levels for at least the next 12 months. In spite of having adequate funding at this time we continue to evaluate various financing possibilities. If our revenues do not increase sufficiently to meet operational needs, we will be required to raise additional capital to fund our operations.

TearLab Corporation

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

	Three Months Ended March 31,
(in thousands)
	2015	2014	Change

TearLab revenue	$5,408	$4,211	$1,197

TearLab – cost of sales	2,779	2,199	580

TearLab gross profit	2,629	2,012	617

Gross profit percentage	49%	48%

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

TearLab revenue increased by $1,197,000 or 28% for the three months ended March 31, 2015 as compared to the prior year quarter. The increase is driven from an increase in test card sales of $1,232,000, offset by a decline of $43,000 in reader sales, compared with the three months ended March 31, 2014. Test card volume increase is consistent with the significant increase of new customers signed into the Company’s Flex programs and its high volume large multi-doctor practice programs for domestic customers.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab Osmolarity System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended March 31, 2015 increased by $580,000 or 26% compared to the prior year fiscal period primarily due to the increase in sales volume of TearLab test cards, as the Company focuses its sales activities on its Flex customer sales programs and its high volume large multi-doctor practice programs.

TearLab Corporation

TearLab Gross Margin

TearLab gross margin for the three months ended March 31, 2015 increased by $617,000 or 31% compared to the prior year fiscal period. The increase is mainly due to higher sales volume. The gross margin percentage of revenue for the quarter ended March 31, 2015 was 49% as compared to 48% for the prior year fiscal period which is primarily due to a reduction in our purchase price for test cards.

Operating Expenses

	Three Months Ended March 31,
(in thousands)
	2015	2014	Change

Amortization of intangible assets	$381	$303	$78

General and administrative	3,637	3,127	510

Clinical, regulatory and research and development	1,404	575	829

Sales and marketing	5,278	3,928	1,350

Operating expenses	$10,700	$7,933	$2,767

General and Administrative Expenses

With the closing of the OcuHub acquisition on March 14, 2014, the three-month period ended March 31, 2014 only included OcuHub operating expenses for a small portion of this period.  For the three months ended March 31, 2015, general and administrative increased by $510,000 or 16% as compared with the corresponding prior year period.

While the total headcount in the general and administrative departments dropped by three, employee salary costs increased by $236,000, primarily due to the timing of the OcuHub acquisition. Administrative expenses and professional services expenses increased $152,000 and $76,000, respectively, in the three months ended March 31, 2015 when compared with the three months ended March 31, 2014. We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased by $829,000 or 144% during the three months ended March 31, 2015, as compared with the corresponding prior year period. Total headcount in these departments increased by one person. The expense increase in comparing the three months ended March 31, 2015 with the corresponding period in the prior year was mainly due to an increase in external product development costs of $779,000, an increase in employee salary costs of $77,000 and an increase in stock option expenses of $65,000, offset by a decrease in research and development costs of $117,000.

TearLab Corporation

Sales and Marketing Expense

Sales and marketing expenses increased by $1,350,000 or 34% in the three months ended March 31, 2015, as compared with the comparable period in fiscal 2014. Total headcount in these departments increased by fifteen people, primarily due to the hiring of people to fill vacant sales positions. The total expenses increased primarily due to a $935,000 increase in employee salary costs, a $190,000 increase in stock option expense, and a $275,000 increase in marketing project costs, offset by a $82,000 decrease in professional services costs.

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

Amortization of Intangible Assets

Amortization expense of intangible assets for the three months ended March 31, 2015 was $381,000, as compared to the $303,000 in the prior year fiscal period, with the increase of $78,000 having resulted from the OcuHub acquisition.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)
	2015	2014	Change

Interest income (expense)	$(140)	$7	$(147)

Amortization of deferred financing charge	(15)	-	(15)

Changes in fair value of warrant obligations	113	307	(194)

Other (net )	(55)	50	(105)

Other income	$(97)	$364	$(461)

Interest Income (Expense)

For the three months ended March 31, 2015, interest expense represented $146,000 the interest for the CRG term loan, of which $95,000 was paid in cash and $51,000 was deferred interest, offset by $6,000 in interest received for the Company’s cash and cash equivalents. Interest income of $7,000 for the three months ended March 31, 2014 consisted of interest received for the Company’s cash and cash equivalents.

TearLab Corporation

Amortization of Deferred Financing Charge

In recording the CRG term loan, the Company recorded a discount on long-term debt, representing a loan financing fee and certain legal expenses associated with the financing. This discount is being amortized using the effective interest method. The amortization expense in the three months ended March 31, 2015 was $15,000. There was no comparable cost in the three months ended March 31, 2014.

Changes in Fair Value of Warrants Obligations

The Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings for the applicable period. The Company recorded income related to a decrease in the fair value of warrant obligations of $113,000 for the three months ended March 31, 2015. The amount was recorded as income to other income (expense) in the condensed consolidated statement of operations for the three months ended March 31, 2015.

At the beginning of the three month period ended March 31, 2014, the Company had a total of 524,549 warrants subject to fair value re-measurement each quarter. During the first quarter of 2014 certain holders of warrants exercised 304,945 warrants. The Company is required to record the outstanding warrants at fair value at the time of exercise, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised warrants during the first quarter 2014 to be $2,616,000, an increase of $263,000 from the previous value at December 31, 2013. This increase was recorded as a $263,000 charge to other income (expense) in the condensed consolidated statement of operations for the three months ended March 31, 2014. This charge was offset by a $570,000 reduction in the fair value of warrant obligations, resulting in other income of $307,000 in the three months ended March 31, 2014.

Other (net)

Other income (loss) for the three months ended March 31, 2015 and 2014 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources

(in thousands)	March 31,	December 31,
	2015	2014	Change

Cash and cash equivalents	$23,315	$16,338	$6,977

Percentage of total assets	62%	53%

Working capital	$24,351	$16,297	$8,054

TearLab Corporation

Cash increased from $16.3 million to $23.3 million in the three months ended March 31, 2015. On March 4, 2015, the Company executed a term loan agreement with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35.0 million under the arrangement. The Company received $15.0 million in gross proceeds under the arrangement on March 4, 2015.

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
●

our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the US dollar and Australian dollar may be material. In the 12 months ended March 31, 2015, the exchange rate incurred to purchase Australian dollars to pay our Australian supplier fluctuated from $0.76 USD to $0.94 USD per $1.00 AUS.

At the present time, our only product is the TearLab Osmolarity System, and although we have received 510(k) approval from the FDA and a CLIA waiver approval from the FDA, at this time we do not know when we can expect to begin to generate significant revenues from the TearLab Osmolarity System in the United States to support our operating needs and to become cash flow positive.

If the Company is successful in accessing the remaining available funds available under the term loan agreement with CRG LP, we believe that we have sufficient funding to meet operational needs until the Company becomes cash flow positive from operations, but if we are not able to achieve a cash positive operating position in the future we may need to raise additional funds, and our prospects for obtaining that capital are uncertain. Additional capital may not be available on terms favorable to us, or at all. In addition, future financings could result in significant dilution of existing stockholders.

Further, a successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure. If events or circumstances occur such that we do not meet our operating plan during the first half of 2015, we may be required during the third quarter of 2015 to reduce operating expenses and reduce the planned levels of inventory and fixed assets which could have an adverse impact on our ability to achieve our intended business objectives.

TearLab Corporation

Indebtedness

On March 4, 2015, the Company executed a term loan agreement with CRG LP and certain of its affiliate funds (“CRG”) as lenders, which provided the Company with access of up to $35.0 million under the arrangement. The Company received $15.0 million in gross proceeds under the arrangement on March 4, 2015, and additional amounts up to $20.0 million are available to TearLab, at its option, through September 2016 subject to the satisfaction of certain revenue milestones and other borrowing conditions. The agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. At the Company’s option, during the first four years a portion of the interest payments may be deferred and paid together with the principal in the fifth and sixth years.

The minimum annual revenue threshold level required by the Term Loan for calendar year 2015 is $25.0 million. The minimum cash balance required is $5.0 million, subject to certain conditions.

If the Company does not have annual revenues greater or equal to the annual revenue covenant in a calendar year, the Company will have to raise subordinated debt or equity (the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the CRG LP Term Loan. In the event the Company does not achieve the minimum revenue threshold and it cannot complete the CRG Equity Cure, it may be in default of the Term Loan. In the event of a default, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents and cash generated from increased revenues and the senior term loan agreement will be sufficient to sustain our operations for at least the next 12 months.   We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable and, to a lesser degree, interest income on our cash balances. Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks. In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

(in thousands)	Three months ended March 31,
	2015	2014	Change

Cash used in operating activities	$(7,034)	$(3,582)	$(3,452)

Cash used in investing activities	(581)	(2,280)	1,699

Cash provided by financing activities	14,592	107	14,485
Net increase (decrease) in cash and cash equivalents during the period	$6,977	$(5,755)	$12,732

TearLab Corporation

Cash Used in Operating Activities

Net cash used to fund our operating activities during the three months ended March 31, 2015 was $7,034,000.  Net loss during the three month period was $8,168,000. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation and changes in the fair value of warrant obligations in the aggregate total of $1,817,000.

The net change in working capital and non-current asset balances related to operations for the three months ended March 31, 2015 and 2014 consists of the following:

	Three Months Ended
(in thousands)	March 31,

	2015	2014
Accounts receivable, net	$160	$474
Inventory	(189)	(292)
Prepaid expenses and other assets	(96)	92
Other non-current assets	(40)	(7)
Accounts payable	272	911
Accrued liabilities	(769)	(352)
Deferred rent/revenue	(21)	34
	$(683)	$860

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $581,000 and $2,280,000, respectively, to acquire fixed assets, primarily TearLab Osmolarity systems related to the Company’s annual test card commitment programs or its high volume large multi doctor practice programs. In addition, $1,400,000 of cash was used in March 2014 to acquire the net assets of the OcuHub business unit from AOAExcel, Inc.

Cash Provided by Financing Activities

On March 4, 2015, the Company executed a term loan agreement with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35.0 million under the arrangement. The Company received $14,554,000 million in net proceeds under the arrangement on March 4, 2015.

During the three months ended March 31, 2015, the Company issued 16,851 shares of common stock as a result of the exercise of options for gross proceeds of $38,000. During the three months ended March 31, 2014, the Company issued 41,431 shares of common stock as a result of the exercise of options for gross proceeds of $137,000.

Off-Balance-Sheet Arrangements

As of March 31, 2015, we did not have any material off-balance-sheet arrangements as defined in Item 303(1)(4)(ii) of SEC Regulation S-K.

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

There were no significant changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2015 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2015 included in Item 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in Euros and pounds sterling, while a minor portion of our expenses are in Canadian dollars, Australian dollars and Pounds sterling. Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, Euro or Pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, Euro or Pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars, Australian dollars, Euros and Pound sterling to meet short term operating requirements. Based on the balances in the Canadian dollar, Australian dollar, Euro and Pound sterling denominated bank accounts at March 31, 2015, hypothetical increases of $0.01 in the value of the Canadian dollar, the Australian dollar, the Euro and the Pound sterling in relation to the U.S. dollar would impact our results of our operations by less than $30,000. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

Our interest payments to CRG are based on a fixed contractual interest rate of 13%.

TearLab Corporation

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk. We believe this will minimize our market risk. We do not use interest rate derivative transactions to manage our interest rate risk. We reduce our exposure to interest rate risk by investing in savings or money market accounts. Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income. A reduction of interest rate by 100 basis points over the 12 months ended March 31, 2015 would reduce interest income by $6,000.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at March 31, 2015 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

During the first quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 1A. RISK FACTORS.

Risks Relating to our Business

Our near-term success is highly dependent on the success of the TearLab® Osmolarity System, and we cannot be certain that it will be successfully commercialized in the United States.

TearLab Corporation

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

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit facility with CRG LP. We may not be able to satisfy our minimum revenue and cash covenants, as required by the CRG LP term loan. If our annual sales revenue levels do not meet or exceed the levels required by the CRG covenants, we will be required to raise additional equity or subordinated debt, with the proceeds paid to reduce the outstanding principal of the CRG term loan. This financing could dilute existing shareholders and impact the value of their investment.

On March 4, 2015, the Company executed a term loan agreement with CRG LP and certain of its affiliate funds (“CRG”) as lenders, which provided the Company with access of up to $35.0 million under the arrangement. The Company received $15.0 million in gross proceeds under the arrangement on March 4, 2015, and additional amounts up to $20.0 million are available to TearLab, at its option, through September 2016 subject to the satisfaction of certain revenue milestones and other borrowing conditions. The agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. At the Company’s option, during the first four years a portion of the interest payments may be deferred and paid together with the principal in the fifth and sixth years. While interest on the loan is accrued at 13% per annum, the Company may elect to make interest-only payments at 8.5% per annum. The unpaid interest of 4.5% is added to the principal of the loan and is subject to accruing interest. The agreement provides for prepayment fees of 5% of the outstanding balance of the loan if the loan is repaid prior to December 31, 2015. The prepayment fee is reduced 1% per year for each subsequent year until maturity.

Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the term loan agreement with CRG, we may not be allowed to draw additional amounts under the agreement, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

The loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenues and minimum cash threshold levels. The minimum annual revenue threshold levels required by the Term Loan are $25.0 million, $35.0 million, $45.0 million, $60.0 million, $75.0 million and $85.0 million for calendar years 2015, 2016, 2017, 2018 2019 and 2020, respectively. The minimum cash balance required is $5.0 million, subject to certain conditions.

TearLab Corporation

If the Company does not have annual revenues greater or equal to the annual revenue covenant in a calendar year, the Company will have to raise subordinated debt or equity (the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the CRG LP Term Loan. We cannot assure you that we will be able to achieve the annual revenue thresholds and the daily cash threshold. We cannot assure you that we would be able to raise the financing for the CRG Equity Cure, if required. In addition, in the event of our breach of the term loan agreement with CRG, we may not be allowed to draw additional amounts under the agreement, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

Borrowings under the term loan are subject to certain conditions, including the non-occurrence of a material adverse change in our business or operations (financial or otherwise), or a material impairment of the prospect of repayment of obligations.

Our existing term loan agreement contains restrictive and financial covenants that may limit our operating flexibility.

Our existing term loan agreement with CRG contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the term loan agreement. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the agreement. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under the agreement.

Our near-term success is dependent on increasing sales of the TearLab Osmolarity System outside the United States, and we cannot be certain that we will successfully increase such sales.

Our product is currently sold outside of the United States pursuant to CE mark approval and Health Canada Approval in Canada.  Our near-term success is dependent on increasing our international sales.  We may also be required to register our product with health departments in our foreign market countries.  A failure to successfully register in such markets would negatively affect our sales in any such markets.  In addition, import taxes are levied on our product in certain foreign markets.   Other countries may adopt taxation codes on imported products.  Increases in such taxes or other restrictions on our product could negatively affect our ability to import, distribute and price our product.

Our commitment to purchase minimum levels of product from our suppliers may result in the purchase of excess quantities of product if we are not able to successfully commercialize the TearLab Osmolarity System.

TearLab Corporation

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust.) Pty Ltd, or MiniFAB.  Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us.  The Manufacturing Agreement specifies minimum order quantities that will require us to purchase approximately USD $7.9 million (AUD$10.3 million) in test cards from MiniFAB in 2015.  Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met.  The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent.  If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

The usage of test cards purchased under the minimum purchase commitment with MiniFAB is predicated upon maintaining revenue from the TearLab products as compared to the year ended December 31, 2014. If we are not able to commercialize the TearLab® Osmolarity System sufficiently to sell the minimum order quantities required by the MiniFab Agreement, we will be required to purchase test cards that we may be unable to use and that may become obsolete, which would have a potentially adverse effect on our financial position, results of operations and cash flows.

Our limited working capital and history of losses have resulted in doubts as to whether we will be able to continue as a going concern.

In the years ended December 31, 2014 and the three months ended March 31, 2015, we have prepared our consolidated financial statements on the basis that we would continue as a going concern.  However, we have incurred losses in each year since our inception. Our net working capital balance at March 31, 2014 was $24.4 million, which represents a $8.0 million increase in the balance from our working capital of $16.3 million at December 31, 2014.

Although current levels of cash flows are negative, management believes the Company’s existing cash will be sufficient to cover its operating and other cash demands for at least the next 12 months considering the recent senior term loan agreement providing us access to $35.0 million in gross proceeds including $15.0 which was received on March 4, 2015.

 Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

 We have incurred losses in each year since our inception.  As of March 31, 2015, we had an accumulated deficit of $467.7 million.  Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions.  We do not know when or if we will successfully commercialize the TearLab Osmolarity System in the United States. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all.  Any failure of our product to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We have outstanding liabilities, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

TearLab Corporation

As of March 31, 2015, our total liabilities were approximately $20.1 million.   Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of liability presents the following risks:

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

 Since inception, we have funded our operations through debt and equity financings, including the exercise of warrants and options in 2013, the underwritten public offering in July 2013, as well as the senior term debt agreement in March 2015.  As of the date of filing of this quarterly Form 10-Q, we estimate that our cash and cash equivalents will be sufficient to meet our operating activities and other demands for at least the next 12 months, considering the recent senior term loan agreement providing us access to $35.0 million including $15.0 in gross proceeds which was received on March 4, 2015. However, our prospects for obtaining additional financing are uncertain. Additional capital may not be available on terms favorable to us, or at all.  If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders.  In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

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

TearLab Corporation

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

TearLab Corporation

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

TearLab Corporation

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

TearLab Corporation

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

TearLab Corporation

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

We have never paid cash dividends on our common stock and have no present intention to pay any dividends in the future.  In addition, pursuant to the term loan agreement with the CRG loan, we are precluded from paying any cash dividends. We are not profitable and may not earn sufficient revenues to meet all operating cash needs for at least several years, if at all.  As a result, we intend to use all available cash and liquid assets in the development of our business.  Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements, our operating and financial conditions and on such other factors as our board of directors may deem relevant.  As a result, the success of an investment in our common stock will depend upon any future appreciation in its value.  There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

TearLab Corp.
(Registrant)

Date:	May 8, 2015	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer