Form 10-Q
period 2015-06-30
TearLab Corp
filed 2015-08-07
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes [X] No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,712,364 as of August 3, 2015.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “pursue,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

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

3

TearLab Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars)

($ 000’s)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$15,891	$16,338
Accounts receivable, net	2,231	2,480
Inventory	3,753	2,986
Prepaid expenses and other current assets	842	890
Total current assets	22,717	22,694

Fixed assets, net	5,062	4,504
Patents and trademarks, net	66	80
Intangible assets, net	2,833	3,596
Other non-current assets	183	157
Total assets	$30,861	$31,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,893	$2,202
Accrued liabilities	3,140	3,765
Deferred rent and revenue	132	174
Obligations under warrants	139	256
Total current liabilities	5,304	6,397

Long-term debt	14,796	—

Total liabilities	20,100	6,397

Exchange right	250	250

Commitments and contingencies (Note 13)

Stockholders’ equity
Capital stock
Preferred stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 65,000,000 authorized, 33,712,364 and 33,641,302 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	34	34
Additional paid-in capital	486,276	483,909
Accumulated deficit	(475,799)	(459,559)
Total stockholders’ equity	10,511	24,384
Total liabilities and stockholders’ equity	$30,861	$31,031

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in U.S. dollars except number of shares)

(Unaudited)

($ 000’s except number of shares and (loss) per share)

	Three months ended
	June 30,
	2015	2014

Product sales	$4,920	$4,058
Reader equipment rentals	1,425	941
Total revenue	$6,345	$4,999
Costs and operating expenses
Cost of goods sold (excluding amortization of intangible assets)	2,812	2,128
Cost of goods sold - reader equipment depreciation	404	337
General and administrative	3,673	3,591
Clinical, regulatory and research & development	1,711	608
Sales and marketing	5,065	3,825
Amortization of intangible assets	382	395
Total operating expenses	14,047	10,884
Loss from operations	(7,702)	(5,885)
Other income (expense)
Interest income (expense)	(488)	9
Amortization of deferred financing charge	(16)	-
Changes in fair value of warrant obligations	4	415
Other, net	130	22
Total other income (expense)	(370)	446
Net loss and comprehensive loss	$(8,072)	$(5,439)
Weighted average shares outstanding - basic	33,658,153	33,584,980
Net loss per share – basic	$(0.24)	$(0.16)
Weighted average shares outstanding - diluted	33,703,584	33,720,896
Net loss per share – diluted	$(0.24)	$(0.17)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in U.S. dollars except number of shares)

(Unaudited)

($ 000’s except number of shares and (loss) per share)

	Six months ended
	June 30,
	2015	2014

Product sales	$9,011	$7,510
Reader equipment rentals	2,741	1,699
Total revenue	$11,752	$9,209
Costs and operating expenses
Cost of goods sold (excluding amortization of intangible assets)	5,246	4,055
Cost of goods sold - reader equipment depreciation	749	609
General and administrative	7,309	6,718
Clinical, regulatory and research & development	3,115	1,183
Sales and marketing	10,343	7,753
Amortization of intangible assets	764	698
Total operating expenses	27,526	21,016
Loss from operations	(15,774)	(11,807)
Other income (expense)
Interest income (expense)	(628)	16
Amortization of deferred financing charge	(31)	-
Changes in fair value of warrant obligations	116	722
Other, net	77	72
Total other income (expense)	(466)	810
Net loss and comprehensive loss	$(16,240)	$(10,997)
Weighted average shares outstanding - basic	33,650,479	33,567,787
Net loss per share – basic	$(0.48)	$(0.33)
Weighted average shares outstanding - diluted	33,697,938	33,729,222
Net loss per share – diluted	$0.49	$(0.35)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

(Unaudited)

($ 000’s)

	Six months ended
	June 30,
	2015	2014

OPERATING ACTIVITIES
Net loss for the period	$(16,240)	$(10,997)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	2,231	1,900
Depreciation of fixed assets	892	668
Amortization of patents and trademarks	14	14
Amortization of intangible assets	764	698
Changes in fair value of warrant obligations	(116)	(722)
Loss on disposal of fixed assets	-	2
Amortization of deferred financing charges	31	-
Interest accrued	221	-
Net change in working capital and non-current asset balances related to operations	(1,532)	(739)
Cash used in operating activities	(13,735)	(9,176)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(1,392)	(1,776)
Cash paid for business acquisition	-	(1,400)
Cash used in investing activities	(1,392)	(3,176)

FINANCING ACTIVITIES
Term loan	14,544	-
Proceeds from the issuance of employee stock purchase plan shares	98	-
Proceeds from the exercise of options	38	175
Cost of issuance of shares	-	(30)
Cash provided by financing activities	14,680	145

Increase (decrease) in cash and cash equivalents during the period	(447)	(12,207)
Cash, beginning of period	16,338	37,778
Cash, end of period	$15,891	$25,571

See accompanying notes to interim consolidated financial statements

TearLab Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars except as otherwise stated)

(Unaudited)

1. BASIS OF PRESENTATION

Nature of Operations

TearLab Corporation (formerly OccuLogix, Inc.) (“TearLab” or the “Company”), a Delaware corporation, is an ophthalmic device company that is commercializing a proprietary in vitro diagnostic tear testing platform, the TearLab® test for dry eye disease, or DED, which enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care.

The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $16.2 million for the six months ended June 30, 2015 and $23.7 million for the year ended December 31, 2014. The Company's working capital surplus at June 30, 2015 is $17.4 million, which represents a $1.1 million increase from its working capital at December 31, 2014.  As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.  The Company’s existing cash as of June 30, 2015 plus the ability to access the second tranche from CRG (gross proceeds of $10.0 million) may not be sufficient to cover the Company’s operating and other cash demands through the end of the second quarter of 2016, if it does not successfully complete additional fund raising activities including achievement of the third tranche revenue milestone to access an additional $10.0 million of debt financing, or decrease the cash consumed by operating activities.

On March 4, 2015, the Company executed a term loan agreement with CRG as lenders providing the Company with access of up to $35,000,000 under the arrangement. The Company entered into an amendment of the term loan agreement with CRG on August 6, 2015. The Company received $15,000,000 in gross proceeds under the arrangement on March 4, 2015, and additional amounts up to $10,000,000 are available to TearLab, through November 2015. A third tranche of $10,000,000 is available to the Company subject to the satisfaction of a revenue milestone and other borrowing conditions. The third tranche is contingent on the Company achieving $38,000,000 in twelve-month sales revenue prior to June 30, 2016. The Company also has a shelf registration statement available which can be used to raise up to $25 million in equity capital, contingent upon market conditions. The Company can make no assurance that it will be able to raise either additional debt financing or additional equity capital beyond the second tranche funding of $10.0 million from CRG. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure. If events or circumstances occur such that we do not meet our operating plan during the second half of 2015, we may be required to reduce operating expenses and reduce the planned levels of inventory and fixed assets which could have an adverse impact on our ability to achieve our intended business objectives. The unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

The accompanying consolidated condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

TearLab Corporation

2. SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated condensed financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2014. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.

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

Revenue recognition for Purchase Agreements with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a TearLab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2014 and the three and six months ended June 30, 2015 do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

TearLab Corporation

Although the Company typically has a no return policy for its products, the Company has established a reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve of $64,000 and $77,000 as of June 30, 2015 and December 31, 2014, respectively, has reduced revenue and is included in accounts receivable.

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions which occurred in 2011. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under Accounting Standards Codification (ASC) 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that the Company’s warrants do not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations and comprehensive loss. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model, based on the market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. There is a degree of subjectivity involved when using option pricing models to estimate warrant liability and the assumptions used in the Black-Scholes option-pricing model are judgmental.

Acquisition

On March 14, 2014, the Company acquired the net assets of the OcuHub business unit from AOAExcel, Inc., the for-profit subsidiary of the American Optometric Association (“AOA”) in an all cash transaction for $1.4 million and a working capital deficit of $201,000. Of the net purchase price, $1,564,000 was allocated to intangible assets, $38,000 to property, plant and equipment, $30,000 to prepaid expense and $230,000 to accrued liabilities. The acquisition was accounted for as a business combination in accordance with the authoritative guidance. The allocation of initial purchase price is based on our valuation of the fair value of tangible and intangible assets acquired and liabilities assumed as of the closing. The fair value assigned to intangible assets has been determined primarily by using a variation of the income approach known as the discounted cash flow method, which estimates the value based on the present value of the after-tax free cash flows attributable to owning the intangible asset.

Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Early application is not permitted. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the standard by one year which would result in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on the Company’s financial statements.

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

TearLab Corporation

In April 2015, the FASB issued authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. While adoption of this guidance is required for fiscal years beginning after December 15, 2015, the Company elected to adopt this guidance early, as of March 31, 2015.

3. BALANCE SHEET DETAILS

Accounts Receivable

(in thousands)	June 30, 2015	December 31, 2014

Trade receivables	$2,640	$2,904

Allowance for doubtful accounts	(409)	(424)
	$2,231	$2,480

Inventory

(in thousands)	June 30, 2015	December 31, 2014

Finished goods	$3,779	$2,990
Inventory reserves	(26)	(4)

	$3,753	$2,986

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long-term purchase commitment to buy the test cards from MiniFAB (Note 13). The purchase commitment contains required minimum annual purchases and a total purchase commitment under the manufacturing agreement. As part of its analysis of excess or obsolete inventories, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve is needed.

TearLab Corporation

Prepaid Expenses

(in thousands)	June 30, 2015	December 31, 2014
Prepaid trade shows	$191	$177
Prepaid insurance	119	301
Manufacturing deposits	152	182
Subscriptions	1	82
Other fees and services	333	142
Other current assets	46	6
	$842	$890

Fixed Assets

(in thousands)	June 30, 2015	December 31, 2014
Capitalized TearLab equipment	$6,917	$5,655
Leasehold improvements	64	51
Computer equipment and software	952	819
Furniture and office equipment	312	267
Medical equipment	425	426
	$8,670	$7,218
Less accumulated depreciation	(3,608)	(2,714)
	$5,062	$4,504

Depreciation expense was $892,000 and $668,000 during the six months ended June 30, 2015 and 2014, respectively, and $478,000 and $370,000 during the three months ended June 30, 2015 and 2014, respectively.

Patents and trademarks

(in thousands)	June 30, 2015	December 31, 2014
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(203)	(188)
	$66	$80

Amortization expense of patents and trademarks was $14,000 and $14,000 during the six months ended June 30, 2015 and 2014, respectively, and $7,000 and $7,000 during the three months ended June 30, 2015 and 2014, respectively.

Accrued liabilities

(in thousands)	June 30, 2015	December 31, 2014
Due to professionals	$315	$787
Due to employes and directors	1,527	1,589
Goods received but not yet invoiced	1	17
Sales and use tax liabilities	246	221
Royalty liability	367	330
Readers and tests cards in transit	212	-
Other	472	821
	$3,140	$3,765

TearLab Corporation

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research and the value of the OcuHub platform technology acquired in the acquisition of the OcuHub business unit from AOAExcel. The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company. The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. The OcuHub platform technology consists of the right to access and commercialize the OcuHub cloud-based technology platform which facilitates an effective and efficient shared care model providing secure connectivity between doctors, patients, institutions and payers. The OcuHub platform technology is being amortized using the straight-line method over an estimated useful life of 5 years. Amortization expense for the three months and six months ended June 30, 2015 and 2014 was $382,000, $395,000, $764,000 and $698,000, respectively.

Intangible assets subject to amortization consist of the following:

(in thousands)	June 30, 2015		December 31, 2014
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

TearLab® technology	$12,172	$10,499	$12,172	$9,892
OcuHub platform technology	1,564	404	1,564	248
	$13,736	$10,903	$13,736	$10,140

The estimated amortization expense for the intangible assets for the remainder of 2015 and each of the remaining five years is as follows:

Amortization of
(in thousands)	intangible assets

Remainder of 2015	$763
2016	1,379
2017	313
2018	313
2019	65
$2,833

5. TERM LOAN

On March 4, 2015, the Company executed a term loan agreement with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35,000,000 under the arrangement. The Company entered into an amendment of the term loan agreement with CRG on August 6, 2015. The Company received $15,000,000 in gross proceeds under the arrangement on March 4, 2015, and additional amounts up to $10,000,000 are available to TearLab, through November 2015. A third tranche of $10,000,000 is available to the Company subject to the satisfaction of a revenue milestone and other borrowing conditions. The third tranche is contingent on the Company achieving $38,000,000 in twelve-month sales revenue prior to June 30, 2016.

The agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. While interest on the loan is accrued at 13% per annum, the Company may elect to make interest-only payments at 8.5% per annum. The unpaid interest of 4.5% is added to the principal of the loan and is subject to additional accrued interest. The accrued interest can be deferred and paid together with the principal in the fifth and sixth years. As part of the amended agreement, CRG received 350,000 warrants when the $10.0 million is received to purchase common shares of the Company at a price of $5.00 per share. The warrants have a five- year life.

At June 30, 2015, the principal balance outstanding under the CRG LP Term Loan was $15,221,000. Financing and legal fees were recorded as a $456,000 direct discount to the long-term debt which is being amortized with the effective interest method. The Company has elected early adoption of the authoritative accounting guidance that requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset.

TearLab Corporation

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

If the Company does not have annual revenues greater or equal to the annual minimum revenue covenant in a calendar year, the Company will have the right within 90 days of the end of the respective calendar year to raise subordinated debt or equity ( the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the CRG LP Term Loan. In the event the Company does not achieve the minimum revenue threshold and it cannot complete the CRG Equity Cure, it may be in default of the Term Loan. In the event of a default, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

Borrowings under the term loan are subject to certain conditions, including the non-occurrence of a material adverse change in our business or operations (financial or otherwise), or a material impairment of the prospect of repayment of obligations.

As of June 30, 2015, the Company was in compliance with all of the covenants.

6. RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision Inc., pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products. The Company began selling products through the Canadian distributor in 2010. On September 3, 2013, the Company and Science with Vision Inc. agreed to terminate the distribution agreement including exclusive distribution rights of TearLab products in Canada. In consideration of the termination agreement, the Company agreed to a one-time payment to Science with Vision Inc. of $200,000 Canadian dollars and a royalty on all sales in Canada of products for which Science with Vision Inc. had exclusive distribution rights. Royalties are recorded as cost of goods sold in the income statement in the period in which revenue is recognized for the associated products sold. The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision. Royalty expense related to the termination agreement with this distributor for the three and six months ended June 30, 2015 and 2014 was $4,000, $3,000, $6,000 and $5,000, respectively, and the outstanding accrued liability balances at June 30, 2015 and December 31, 2014 was $3,000.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2015.

At June 30, 2015, the Company has a liability for warrants to purchase 219,604 shares of common stock at an exercise price of $1.86 per share valued at $139,000 (Note 8). The warrant liability is classified as a Level 3 fair value measurement.

TearLab Corporation

The following table provides a reconciliation for the warrant liability measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 (in thousands):

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2015	$256
Warrant exercises	-
Change in fair value of warrant liability included in other (income) / expense	(117)
Balance of warrant liability at June 30, 2015	$139

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

(c) Stock Option Plan

The Company has a stock incentive plan, the 2002 Stock Incentive Plan (the “Stock Incentive Plan”). Under the Stock Incentive Plan, up to 7,200,000 options are available for grant to employees, directors and consultants. Options granted under the Stock Incentive Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Incentive Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company’s common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

TearLab Corporation

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended		Six months ended
(in thousands)	June 30,		June 30,
	2015	2014	2015	2014

General and administrative	$600	$819	$1,107	$1,346
Clinical, regulatory and research and development	120	37	223	78
Sales and marketing	450	231	901	476
Stock-based compensation expense before income taxes	$1,170	$1,087	$2,231	$1,900

(d) Employee Stock Purchase Plan

In July 2014, the Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan, or the ESPP, which was approved by the Company’s stockholders in June 2014 at the Company’s Annual Meeting of Stockholders. A total of 671,500 shares of the Company’s common stock are reserved for issuance under the plan, which permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company’s Board of Directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee invest more than $25,000 worth of stock in the plan during each calendar year or more than 5,000 shares per offering period. During the six months ended June 30, 2015, the Company received employee contributions totaling $98,000 and issued 54,211 shares of common stock.

As the ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation, stock-based compensation expense of $20,000 and $39,000 is applicable to the three months and six months ended June 30, 2015, respectively. The fair value of each purchase option under the ESPP is estimated at the beginning of each six-month offering period using the Black-Scholes model with the following weighted-average assumptions.

Volatility	73.8%
Expected life	0.5 years
Risk-free interest rate	0.13%
Dividend yield	0%

(e) Warrants

On June 13, 2011, the Company issued shares of its common stock as well as warrants (“Financing Warrants”) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations. The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009. There were 74,063 of these warrants outstanding at June 30, 2015 and December 31, 2014.

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

The estimated fair value of the 2011 Warrants at June 30, 2015 was determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	72.5%
Expected life of Warrants	1.0 years
Risk-free interest rate	0.28%
Dividend yield	0%

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

The Company recorded the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company estimated the fair value of the remaining warrants as of June 30, 2015 to be $139,000, a decrease of $4,000 and $116,000 from the previous values at March 31, 2015 and December 31, 2014, respectively. These amounts were recorded as income to other income (expense) in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015. No warrants have been exercised to date in 2015.

TearLab Corporation

The following table provides activity for the warrants outstanding through June 30, 2015 (in thousands, except weighted average exercise prices):

	Number of
	warrants	Weighted average
	outstanding	exercise price

Outstanding, December 2013	599	$1.83
Exercised	(305)	1.86
Expired	-	-

Outstanding, June 30, 2014	294	1.79
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2015	294	$1.79

(f) Exchange Right

In August 2014, the Company sold membership units in OcuHub LLC, a Delaware limited liability company and a wholly owned subsidiary of TearLab Corporation. The membership units sold generated cash proceeds of $250,000 in exchange for 2% ownership of OcuHub LLC. In connection with the sale of the membership units, the new members received an exchange right allowing the units to be exchanged upon written notice and during a specified exchange window for shares in our common stock. The first available exchange window follows the one year anniversary date of the purchase of membership units. The variable number of shares of common stock provided upon exchange is equal to the initial capital contribution amount received for the membership units sold divided by the closing sales price of TearLab Corporation common stock during the respective exchange window. Due to the exchange right option available to the membership unit holders, the entire loss from continuing operations related to OcuHub LLC of $984,000 and $1,771,000 for the three months and six months ended June 30, 2015, respectively, has been attributed to TearLab Corporation within the consolidated financial statements.

9. COMPREHENSIVE LOSS

For the three and six months ended June 30, 2015 and 2014, comprehensive loss was equal to net loss for each period.

10. NET LOSS PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding. Diluted income (loss) per share is computed by dividing net income (loss), less any dilutive amounts recorded during the period for the change in fair value of warrant liabilities, by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, from stock options, warrants, and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Diluted loss per share for the three and six months ended June 30, 2015 includes the dilutive impact of the gain recorded from the Company’s June 30, 2011 warrants increasing the loss in the numerator by $4,000 and $116,000 for the three and six month periods ending June 30, 2015 and includes the additional common stock equivalents related to the warrants of 45,431 and 47,459 in the denominator for the respective periods. Diluted loss per share for the three and six months ended June 30, 2014 includes the dilutive impact of the gain recorded from the Company’s June 30, 2011 warrants increasing the loss in the numerator by $415,000 and $722,000 for the three and six month periods ending June 30, 2014 and includes the additional common stock equivalents related to the warrants of 135,916 and 161,435 in the denominator for the respective periods.

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock options	6,471	5,995	6,471	5,995
Warrants	74	74	74	74

Total	6,545	6,069	6,545	6,069

TearLab Corporation

11. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital and non-current asset balances related to operations consists of the following (in thousands):

	Six Months Ended
(in thousands)	June 30,
	2015	2014
Accounts receivable, net	$249	$521
Inventory	(768)	(1,387)
Prepaid expenses and other assets	48	189
Other non-current assets	(26)	(12)
Accounts payable	(309)	(195)
Accrued liabilities	(684)	79
Deferred rent and revenue	(42)	66
	$(1,532)	$(739)

The following table lists those items that have been excluded from the condensed consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information (in thousands):

	Six months ended
	June 30,
(in thousands)	2015	2014

Reclass of warrant liabilities to Stockholders Equity upon exercise of warrants	-	$2,616
Additions to fixed assets included in accounts payable and accrued liabilities	$(59)	$192

12. COMMITMENTS AND CONTINGENCIES

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB. Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company. The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $7.9 million (AUD$10.3 million) in test cards from MiniFAB through the end of 2015 of which $3.5 million (AUD $4.6 million) has been on order as of June 30, 2015. The Company is also subject to annual minimum order commitments under the Manufacturing Agreement. The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent. If terminated for any reason other than default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

The Company has evaluated its 2015 outstanding purchase commitment with MiniFab to determine the potential amount of liability the Company may be obligated to pay if it doesn’t meet its annual order commitment. Having reviewed the submitted orders for test cards to MiniFAB for the six months ended June 30, 2015, if the Company does not: 1) order the sufficient additional test cards to meet the 2015 minimum order commitment under the agreement or 2) seek to modify the existing minimum order quantity with MiniFab, the Company will be subject to liquidated damages estimated at $4.4 million (AUD $5.7 million). The Company is currently in discussions with MiniFAB negotiating a new agreement.

13. SUBSEQUENT EVENTS

On July 6, 2015, the Company announced the appointment of Wes Brazell as its chief financial officer. In this announcement, the Company also announced its intention to move its corporate headquarters to Dallas, Texas from San Diego, California before the end of 2015. This move will involve certain severance charges and transition expenses.

On Aug 6, 2015, the Company announced that it had entered into an amended and restated term loan agreement with CRG LP and certain of its affiliate funds (“CRG”) which modified certain provisions of the original term loan agreement dated March 4, 2015. Under the amended terms, the revenue milestones required to access the second tranche borrowing of $10.0 million have been removed, which gives the Company immediate access to an additional $10.0 million of debt financing as needed through November 2015. As consideration, CRG will receive when the $10.0 million is received, 350,000 warrants to purchase common shares of the Company at a price of $5.00 per share. The warrants have a five year life from the date of the agreement. All other terms and conditions of the term loan agreement remain unchanged including the repayment and interest payment provisions. The revenue milestone to gain access to the third borrowing tranche of $10.0 million remains unchanged and requires the Company to achieve 12 month revenue of $38.0 million by June 30, 2016.

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

TearLab Corporation

On January 23, 2012, we announced that after reviewing and accepting labeling submitted to it by the Company, the FDA had granted the waiver categorization under CLIA for the TearLab Osmolarity System.

On March 14, 2014, we announced the closing of the acquisition of the assets of the OcuHub business unit from AOAExcel, Inc., the for-profit subsidiary of the American Optometric Association (“AOA”) in an all cash transaction for $1.4 million. OcuHub, powered by AT&T and Covisint, facilitates an effective and efficient shared care model with a single sign-on portal, which simplifies secure connectivity between doctors, patients, institutions and payers. It is a subscription-based service that is HIPAA compliant and eliminates the need for a complex and expensive IT structure. The OcuHub platform will be a competitive advantage for EHR incentive payments, access to insured patients, participation in ACOs and other new payment systems and represents another important step toward TearLab creating an unprecedented partnership within the eye care community.

Our success is highly dependent on our ability to increase sales of our testing platform in the United States as well as Europe and other countries recognizing the CE mark and in Canada where we have a Medical Device License. Meeting these objectives requires that we have sufficient capital to fund our operations. However, the Company has sustained substantial losses of $16.2 million for the six months ended June 30, 2015 and $23.7 million for the year ended December 31, 2014. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s existing cash as of June 30, 2015 plus the ability to access the second tranche from CRG (gross proceeds of $10.0 million) may not be sufficient to cover the Company’s operating and other cash demands through the end of the second quarter of 2016, if it does not successfully complete additional fund raising activities including achievement of the third tranche revenue milestone to access an additional $10.0 million of debt financing, or decrease the cash consumed by operating activities.

On March 4, 2015, the Company executed a term loan agreement with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35,000,000 under the arrangement. The Company entered into an amendment of the term loan agreement with CRG on August 6, 2015. The Company received $15,000,000 in gross proceeds under the arrangement on March 4, 2015, and additional amounts up to $10,000,000 are available to TearLab, through November 2015. A third tranche of $10,000,000 is available to the Company subject to the satisfaction of a revenue milestone and other borrowing conditions. The third tranche is contingent on the Company achieving $38,000,000 in twelve-month sales revenue prior to June 30, 2016. The Company also has a shelf registration statement available which can be used to raise up to $25 million in equity capital, contingent upon market conditions. The Company can make no assurance that it will be able to raise either additional debt financing or additional equity capital beyond the second tranche funding of $10.0 million from CRG. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all.

TearLab Corporation

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	Change	2015	2014	Change

TearLab revenue	$6,345	$4,999	$1,346	$11,752	$9,209	$2,543

TearLab – cost of sales	3,216	2,465	751	5,995	4,664	1,331

TearLab gross profit	3,129	2,534	595	5,757	4,545	1,212

Gross profit percentage	49%	51%		49%	49%

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

TearLab revenue increased by $1,346,000 or 27% for the three months ended June 30, 2015 as compared to the prior year quarter. The increase is primarily driven from test card sales volume representing $1,247,000 of the total increase from the prior year quarter as well as an increase in reader revenue of $99,000. Test card volume increase is consistent with the increase of new customers signed onto the Company’s annual test card commitment programs and its high volume large multi-doctor practice programs for domestic customer.

TearLab revenue increased by $2,543,000 or 28% for the six months ended June 30, 2015 as compared to the prior year period. The increase is primarily driven from test card sales volume representing $2,487,000 of the total increase from the prior year period as well as an increase in reader revenue of $56,000. Test card volume increase is consistent with the increase of new customers signed onto the Company’s annual test card commitment programs and its high volume large multi-doctor practice programs for domestic customers.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, depreciation, warranty, and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab cost of sales for the three months ended June 30, 2015 increased by $751,000 or 30% compared to the same prior year fiscal period of which $635,000 was due to increased volumes of TearLab test cards in the overall sales product mix, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs and the fixed costs related to our OcuHub subsidiary of $166,000 for which there was no comparative cost for 2014.

For the six months ended June 30, 2015, TearLab cost of sales increased by $1,331,000 or 29% over the same prior year fiscal period of which $1,215,000 was due to increased volumes of TearLab test cards in the overall sales product mix, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs and the fixed costs related to our OcuHub subsidiary of $166,000 for which there was no comparative cost for 2014.

TearLab Corporation

TearLab Gross Margin

TearLab gross margin for the three months ended June 30, 2015 increased by $595,000 or 23% compared to the same prior year fiscal period. The increase is mainly due to higher sales volume. The gross margin percentage of revenue for the quarter ending June 30, 2015 was 49% as compared to 51% for the prior year fiscal period which is primarily due to the fixed cost related to OcuHub activities slightly offset by the lower cost associated with test cards sold during the period including the impact of the weakening Australian dollar at the time of purchasing test card inventory.

TearLab gross margin for the six months ended June 30, 2015 increased by $1,212,000 or 27% compared to the same prior year fiscal period. The increase is mainly due to higher sales volume. The gross margin percentage of revenue for the six month period ending June 30, 2015 was 49% as compared to 49% for the prior year fiscal period which is primarily due to the fixed cost related to OcuHub activities offset by the lower cost associated with test cards sold during the period including the impact of the weakening Australian dollar at the time of purchasing test card inventory.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2015	2014	Change	2015	2014	Change

Amortization of intangible assets	$382	$395	$(13)	$764	$698	$66

General and administrative	3,673	3,591	82	7,309	6,718	591

Clinical, regulatory and research and development	1,711	608	1,103	3,115	1,183	1,932

Sales and marketing	5,065	3,825	1,240	10,343	7,753	2,590

Operating expenses	$10,831	$8,419	$2,412	$21,531	$16,352	$5,179

General and Administrative Expenses

For the three months ended June 30, 2015, general and administrative expense increased by $82,000 or 2% as compared with the corresponding same prior year period primarily due to an increase of $280,000 in professional fees, and an increase of $114,000 in administrative expenses, travel and public company costs offset by a decrease of $216,000 in stock-based compensation expense primarily related to the decrease in the valuation of annual options granted to the Board of Directors and a decrease of $96,000 in employee costs and travel.

For the six months ended June 30, 2015, general and administrative expenses increased by $591,000 or 9%, as compared with the corresponding prior year period primarily due to an increase of $357,000 increase in professional and legal fees, an increase of $189,000 in administrative costs, an increase of $282,000 in employee costs, travel, depreciation and public company costs offset by a decrease of $236,000 in stock-based compensation expense primarily related to the decrease in the valuation of annual options granted to the Board of Directors.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased by $1,103,000 or 181% during the three months ended June 30, 2015, as compared with the corresponding prior year period. The increase was primarily due to a $911,000 increase in research and development expenses related to next generation diagnostic products as well as an increase of $209,000 in employee costs, stock-based compensation expense, clinical trials, travel and administrative expenses.

Total clinical, regulatory and research and development expenses increased by $1,932,000 or 163% during the six months ended June 30, 2015, as compared with the corresponding prior year period. The increase was mainly due to a $1,573,000 increase in research and development expenses related to next generation diagnostic products, as well as an increase of $316,000 in employee costs, stock-based compensation expense, clinical trials, travel and administrative expenses.

TearLab Corporation

Sales and Marketing Expense

Sales and marketing expenses increased by $1,240,000 or 32% during the three months ended June 30, 2015, as compared with the comparable period in the corresponding prior year period primarily due to a $784,000 increase related to employee costs arising from increased staffing to meet expanded sales territories, $253,000 increase in travel costs associated with the continued focus on commercialization of the TearLab product in the United States, and a $223,000 increase in stock-based compensation expense.

Sales and marketing expenses increased by $2,590,000 or 33% during the six months ended June 30, 2015, as compared with the comparable period in the corresponding prior year period primarily due to a $1,720,000 increase related to employee costs arising from increased staffing to meet expanded sales territories, a $339,000 increase in marketing costs, a $266,000 increase in travel costs associated with the continued focus on commercialization of the TearLab product in the United States, and a $423,000 increase in stock-based compensation expense offset by a reduction of $133,000 in professional services.

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

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and six months ended June 30, 2015 was $382,000 and $764,000, as compared to $395,000 and $698,000 in the prior year fiscal periods, with the change related to the intangible assets acquired in the OcuHub business unit purchase from AOAExcel, Inc.in March 2014.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	Change	2015	2014	Change

Interest income (expense)	$(488)	$9	$(497)	$(628)	$16	$(644)

Amortization of deferred financing charge	(16)	-	(16)	(31)	-	(31)

Changes in fair value of warrant obligations	4	415	(411)	116	722	(606)

Other (net )	130	22	108	77	72	5

Other income	$(370)	$446	$(816)	$(466)	$810	$(1,276)

Interest Income (Expense)

For the three months and six months ended June 30, 2015, interest expense of $493,000 and $640,000, respectively, represented the interest for the CRG term loan; of which at June 30, 2015, $419,000 had been paid in cash and $221,000 was deferred interest included on the balance sheet as long-term debt; offset in the three months and six months ended June 30, 2015 by $5,000 and 11,000 in interest received for the Company’s cash and cash equivalents. Interest income of $9,000 and $16,000 for the three months and six months ended June 30, 2014 consisted of interest received for the Company’s cash and cash equivalents.

TearLab Corporation

Amortization of Deferred Financing Charge

In recording the CRG term loan, the Company recorded a discount on long-term debt, representing a loan financing fee and certain legal expenses associated with the financing. This discount is being amortized using the effective interest method. The amortization expense in the three months and six months ended June 30, 2015 was $15,000 and $31,000, respectively. There was no comparable cost in the three months and six months ended June 30, 2014.

Changes in Fair Value of Warrants Obligations

The Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings for the applicable period. The Company recorded income related to a decrease in the fair value of warrant obligations of $4,000 and $116,000 for the three months and six months ended June 30, 2015. The amount was recorded as income to other income (expense) in the condensed consolidated statement of operations for the three months and six months ended June 30, 2015.

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

Other

Other income for the three and six months ended June 30, 2015 and 2014 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies. In addition, in the three months and six months ended June 30, 2015, the Company realized a one-time gain of $147,000 on the cancellation of an accrued liability related to the acquisition of the net assets of the OcuHub business unit from AOAExcel on March 14, 2014.

TearLab Corporation

Liquidity and Capital Resources

(in thousands)	June 30, 2015	December 31, 2014	Change

Cash and cash equivalents	$15,891	$16,338	$(447)
Percentage of total assets	51%	53%

Working capital	$17,413	$16,297	$1,116

Cash decreased from $16.3 million to $15.9 million in the six months ended June 30, 2015. On March 4, 2015, the Company executed a term loan agreement with CRG as lenders providing the Company with access of up to $35.0 million under the arrangement. The Company received $15.0 million in gross proceeds under the arrangement on March 4, 2015.

Financial Condition

Based on our current run rates of cash consumption and our ability to access the 2nd tranche $10.0 million from the CRG term loan agreement, we will need additional capital sometime in the second quarter of 2016, and our prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. The CRG term loan agreement provides for an increase in the term loan of up to $10.0 million, provided that the Company achieves twelve-month sales revenues of at least $38.0 million prior to June 30, 2016. The Company also has a shelf registration statement available which can be used to raise up to $25 million in equity capital, contingent upon market conditions. The Company can make no assurance that it will be able to raise either additional debt financing or additional equity capital. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all. However, unless we succeed in raising additional capital, or significantly decrease the cash consumed in operating the business we anticipate that we will be unable to continue our operations through the end of the second quarter of 2016. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	whether government and third-party payers agree to reimburse the TearLab Osmolarity System;

●	whether eye care professionals engage in the process of obtaining their CLIA waiver certification;

●	the costs and timing of building the infrastructure to market and sell the TearLab® Osmolarity System;

●	the cost and results of continuing development of the TearLab Osmolarity System;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the effect of competing technological and market developments; and

●	our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the US dollar and Australian dollar may be material. In the 12 months ended June 30, 2015, the exchange rate incurred to purchase Australian dollars to pay our Australian supplier fluctuated from $0.76 USD to $0.94 USD per $1.00 AUD.

Further, a successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure. If events or circumstances occur such that we do not meet our operating plan during the first nine months of 2015, we may be required during the fourth quarter of 2015 to reduce operating expenses and reduce the planned levels of inventory and fixed assets which could have an adverse impact on our ability to achieve our intended business objectives.

TearLab Corporation

Indebtedness

On March 4, 2015, the Company executed a term loan agreement with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35,000,000 under the arrangement. The Company entered into an amendment of the term loan agreement with CRG on August 6, 2015. The Company received $15,000,000 in gross proceeds under the arrangement on March 4, 2015, and additional amounts up to $10,000,000 are available to TearLab, through November 2015. A third tranche of $10,000,000 is available to the Company subject to the satisfaction of a revenue milestone and other borrowing conditions. The third tranche is contingent on the Company achieving $38,000,000 in twelve-month sales revenue prior to June 30, 2016. As part of the amendment in the term loan agreement, CRG will receive 350,000 warrants to purchase an equal number of common shares in the Company at a price of $5.00 per share when the $10.0 million is received by TearLab. The warrants have a life of five years. The agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. At the Company’s option, during the first four years a portion of the interest payments may be deferred and paid together with the principal in the fifth and sixth years.

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

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents cash from the 2nd tranche of CRG funding of $10.0 million and cash generated from increased revenues, will be sufficient to sustain our operations until approximately the second quarter of 2016. We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable and, to a lesser degree, interest income on our cash balances. Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks. In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

	Six months ended June 30, (in thousands)
	2015	2014	Change
Cash used in operating activities	$(13,735)	$(9,176)	$(4,559)
Cash used in investing activities	(1,392)	(3,176)	1,784
Cash provided by financing activities	14,680	145	14,535
Net decrease in cash and cash equivalents during the period	$(447)	$(12,207)	$11,760

Cash Used in Operating Activities

Net cash used to fund our operating activities during the six months ended June 30, 2015 was $13,735,000. Net loss during the six-month period was $16,240,000. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation and changes in the fair value of warrant obligations in the aggregate total of $4,037,000. The unfavorable overall working capital change is primarily due to a decrease in accounts receivable as a result of cash collected from customers and an increase in inventory due to restocking for anticipated demand for our products.

TearLab Corporation

The net change in working capital balances related to operations for the six months ended June 30, 2015 and 2014 consists of the following:

	Six months ended June 30, (in thousands)
Cash provided (used)	2015	2014
Amounts receivable, net	$249	$521
Inventory	(768)	(1,387)
Prepaid expenses and other assets	48	189
Other non-current assets	(26)	(12)
Accounts payable	(309)	(195)
Accrued liabilities	(684)	79
Deferred rent / revenue	(42)	66
	$(1,532)	$(739)

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $1,392,000 and $3,176,000, respectively, to acquire fixed assets, primarily readers related to the Company’s annual test card commitment programs or its high volume large multi doctor practice programs, as well as $1,400,000 of cash used to acquire the net assets of the OcuHub business unit from AOAExcel, Inc in the six months ended June 30, 2014.

Cash Provided by Financing Activities

On March 4, 2015, the Company executed a term loan agreement with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35,000,000 under the arrangement. The Company received $14,544,000 in net proceeds under the arrangement on March 4, 2015.

During the six months ended June 30, 2015, the Company issued 71,062 shares of common stock as a result of the exercise of options and ESPP for gross proceeds of $136,000. During the six months ended June 30, 2014, the Company issued 53,097 shares of common stock as a result of the exercise of options for gross proceeds of $175,000.

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

There were no significant changes during the six months ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2015 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the six months ended June 30, 2015 included in Item 1.

TearLab Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in Euros and pounds sterling, while a minor portion of our expenses are in Canadian dollars, Australian dollars and Pounds sterling. Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, Euro or Pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, Euro or Pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars, Australian dollars, Euros and Pound sterling to meet short term operating requirements. Based on the balances in the Canadian dollar, Australian dollar, Euro and Pound sterling denominated bank accounts at June 30, 2015, hypothetical increases of $0.01 in the value of the Canadian dollar, the Australian dollar, the Euro and the Pound sterling in relation to the U.S. dollar would impact our results of our operations by less than $15,000. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

The primary objective of our investment activity is to preserve principal while maximizing interest income we receive from our cash resources, without increasing risk. We believe this will minimize our market risk. We do not use interest rate derivative transactions to manage our interest rate risk. We reduce our exposure to interest rate risk by investing in savings or money market accounts. Declines in interest rates over an extended period of time will reduce our interest income while an increase over an extended period of time will increase our interest income. A reduction of interest rate by 100 basis points over the 12 months ended June 30, 2015 would reduce interest income by $11,000.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at June 30, 2015 our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

During the second quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

TearLab Corporation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 1A. RISK FACTORS.

Risks Relating to our Business

Our near-term success is highly dependent on the continued success of the TearLab® Osmolarity System, and we cannot be certain that it will be successfully commercialized in the United States.

The TearLab Osmolarity System is currently our only product. Our product is currently sold outside of the United States pursuant to CE mark approval; in Canada pursuant to a Health Canada Medical Device License; and in the United States as a result of having received 510(k) approval from the U.S. Food and Drug Administration, or the FDA, to market the TearLab Osmolarity System to those reference and physician operated laboratories with Clinical Laboratory Improvement Act, or CLIA, waiver certifications. Even though the TearLab Osmolarity System has received all regulatory approvals in the United States, it may never be successfully commercialized sufficiently to sustain our commercial operations. If the TearLab Osmolarity System is not as successfully commercialized as expected, we may not be able to generate revenue, become profitable or continue our operations. Any failure of the TearLab Osmolarity System to be successfully commercialized in the United States would have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

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

On March 4, 2015, the Company executed a term loan agreement with CRG as lenders providing the Company with access of up to $35,000,000 under the arrangement. The Company entered into an amendment of the term loan agreement with CRG on August 6, 2015. The Company received $15,000,000 in gross proceeds under the arrangement on March 4, 2015, and additional amounts up to $10,000,000 are available to TearLab, through November 2015. A third tranche of $10,000,000 is available to the Company subject to the satisfaction of a revenue milestone and other borrowing conditions. The third tranche is contingent on the Company achieving $38,000,000 in twelve-month sales revenue prior to June 30, 2016. The Company also has a shelf registration statement available which can be used to raise up to $25 million in equity capital, contingent upon market conditions. The Company can make no assurance that it will be able to raise either additional debt financing or additional equity capital beyond the second tranche funding of $10.0 million from CRG. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all.

The agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. While interest on the loan is accrued at 13% per annum, the Company may elect to make interest-only payments at 8.5% per annum. The unpaid interest of 4.5% is added to the principal of the loan and is subject to additional accrued interest. The accrued interest can be deferred and paid together with the principal in the fifth and sixth years. As part of the amended agreement, CRG received 350,000 warrants to purchase common shares of the Company at a price of $5.00. The warrants have a five year life.

TearLab Corporation

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

TearLab Corporation

Our financial condition and history of losses have caused our auditors to express doubt as to whether we will be able to continue as a going concern.

The Company’s financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. On March 4, 2015, the Company executed a term loan agreement with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35,000,000 under the arrangement. The Company entered into an amendment of the term loan agreement with CRG on August 6, 2015. The Company received $15,000,000 in gross proceeds under the arrangement on March 4, 2015, and additional amounts up to $10,000,000 are available to TearLab, through November 2015. A third tranche of $10,000,000 is available to the Company subject to the satisfaction of a revenue milestone and other borrowing conditions. The third tranche is contingent on the Company achieving $38,000,000 in twelve-month sales revenue prior to June 30, 2016. The Company also has a shelf registration statement available which can be used to raise up to $25 million in equity capital, contingent upon market conditions. The Company can make no assurance that it will be able to raise either additional debt financing or additional equity capital beyond the second tranche funding of $10.0 million from CRG. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all.

There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

TearLab Corporation

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of June 30, 2015, our total indebtedness was approximately $15,200,000. Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of debt presents the following risks:

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

We may not achieve the revenue objectives in the CRG term loan. If these levels are not achieved, we may not be able to increase its borrowings under the term loan and may need to raise equity in order to repay portions of this balance.

The minimum annual revenue threshold levels required by the Term Loan are $25.0 million, $35.0 million, $45.0 million, $60.0 million, $75.0 million and $85.0 million for calendar years 2015, 2016, 2017, 2018 2019 and 2020, respectively. The CRG term loan agreement; subsequent to the amendment to eliminate the revenue covenant to obtain the second tranche; provides for an increase in the term loan of up to $10.0 million, as required by the Company. The CRG term loan agreement provides for an additional increase of $10.0 million, provided that the Company achieves twelve-month sales revenues of at least $38.0 million prior to June 30, 2016. There can be no assurances that the Company can achieve these revenue thresholds in order to qualify for the increases in the CRG term loan.

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

Our product is currently sold outside of the United States pursuant to CE mark approval and Health Canada Approval in Canada. Our near-term success is dependent on increasing our international sales. We may also be required to register our product with health departments in our foreign market countries. A failure to successfully register in such markets would negatively affect our sales in any such markets. In addition, import taxes are levied on our product in certain foreign markets. These foreign markets include Turkey, Spain, Italy and France. Other countries may adopt taxation codes on imported import, distribute and price our product.

TearLab Corporation

Our commitment to purchase minimum levels of product from our suppliers may result in the purchase of excess quantities of product if we are not able to successfully commercialize the TearLab Osmolarity System.

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust.) Pty Ltd, or MiniFAB. Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us. The Manufacturing Agreement specifies minimum order quantities that will require us to purchase approximately USD $7.9 million (AUD$10.3 million) in test cards from MiniFAB for the years 2014 and 2015. Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met. The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent. If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

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

In the years ended December 31, 2014 and the six months ended June 30, 2015, we have prepared our consolidated financial statements on the basis that we would continue as a going concern. However, we have incurred losses in each year since our inception. Our net working capital balance at June 30, 2015 was $17.4 million, which represents a $1.1 million increase in the balance from our working capital of $16.3 million at December 31, 2014.

Although current levels of cash flows are negative, management believes the Company’s existing cash will be sufficient to cover its operating and other cash demands until the second quarter of 2016.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern.

TearLab Corporation

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception. As of June 30, 2015, we had an accumulated deficit of $475.8 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab Osmolarity System in the United States to the extent that operations are sustainable. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our product to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We have outstanding liabilities, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of June 30, 2015, our total liabilities were approximately $20.1 million. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of liability presents the following risks:

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

TearLab Corporation

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

There are numerous risks and uncertainties inherent in the development of new medical technologies. In addition to our requirement for additional capital, our ability to bring the TearLab® Osmolarity System to market in the United States and to execute our business plan successfully is subject to the following risks, among others:

●	Our current and future clinical trials may not succeed. Clinical testing is expensive and can take longer than originally anticipated. The outcomes of clinical trials are uncertain, and failure can occur at any stage of the testing. We could encounter unexpected problems, which could result in a delay in efforts to complete clinical trials supporting our commercialization efforts.

●	The TearLab® Osmolarity System is rated under a CLIA waiver certification which requires our customers to be certified under the CLIA waiver requirements to be reimbursed under Medicare, including certain parallel state requirements. If our customers are unwilling or unable to comply with such requirements, it could have an adverse effect on their acceptance of and on our ability to market the TearLab® Osmolarity System in the United States.

●	Our suppliers and we will be subject to numerous FDA requirements covering the design, testing, manufacturing, quality control, labeling, advertising, promotion and export of the TearLab® Osmolarity System and other matters. If our suppliers or we fail to comply with these regulatory requirements, the TearLab® Osmolarity System could be subject to restrictions or withdrawals from the market and we could become subject to penalties.

●	Even though we successfully obtained the sought-after FDA approvals, we may be unable to commercialize the TearLab® Osmolarity System successfully in the United States to the extent the operations are sustainable. Successful commercialization will depend on a number of factors, including, among other things, achieving widespread acceptance of the TearLab® Osmolarity System among physicians, establishing adequate sales and marketing capabilities, addressing competition effectively, the ability to obtain and enforce patents to protect proprietary rights from use by would-be competitors, key personnel retention and ensuring sufficient manufacturing capacity and inventory to support commercialization plans.

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

TearLab Corporation

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

TearLab Corporation

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

TearLab Corporation

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

TearLab Corporation

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

TearLab Corporation

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

TearLab Corporation

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

In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. Broad market and industry factors may seriously affect the market price of our stock, regardless of actual operating performance. In the past, securities class action litigation often follows periods of volatility in the overall market and market price of a particular company’s securities. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As further consideration for the amendment to the CRG loan agreement and as a condition to the Company drawing down the second tranche under the CRG loan agreement of $10.0 million, the Company has agreed to issue the lenders under the CRG loan agreement warrants to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $5.00 per share of common stock of the Company and with a five year term from the date of issuance of such warrants. Such warrants would be issued by the Company at such time that the Company draws down the second tranche under the CRG loan agreement of $10.0 million. Such warrants would be issued to such lenders pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”) afforded by Regulation D promulgated thereunder. Such warrants would not be registered under the Securities Act or any state securities laws, and may not be offered or sold absent registration, or an applicable exemption from registration, under the Securities Act and applicable state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

TearLab Corporation

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.	Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.2	Amended and Restated By-Laws of the Registrant currently in effect.	Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	Exhibit 3.4 to the Registrant’s Post Effective Amendment No. 1 to Form S-3 filed with the Commission on July 15, 2013 (file no. 333-189372)

10.1#	2002 Stock Incentive Plan, as amended	Filed herewith

10.2#	2014 Employee Stock Purchase Plan.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 13, 2014 (file no. 000-51030)

10.3#

Amendment 2 to Term Loan Agreement, dated as of August 6, 2015, by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders

Filed herewith

31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.	Filed herewith

31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.	Filed herewith

32.1+	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.	Furnished herewith

32.2+	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.	Furnished herewith

101.INS*	XBRL Instance	Filed herewith

101.SCH*	XBRL Taxonomy Schema	Filed herewith

101.CAL*	XBRL Taxonomy Extension Calculation	Filed herewith

101.DEF*	XBRL Taxonomy Extension Definition	Filed herewith

101.LAB*	XBRL Taxonomy Extension Labels	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation	Filed herewith

# Management compensatory plan, contract or arrangement.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section.

+ In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

TearLab Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TearLab Corp.
(Registrant)

Date: August 7, 2015	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer

Date: August 7, 2015	/s/ Wes Brazell
Wes Brazell
Chief Financial Officer

