Form 10-Q
period 2015-09-30
TearLab Corp
filed 2015-11-06
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,760,904 as of November 2, 2015.

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

TearLab Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in U.S. dollars)

($ 000’s)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$10,594	$16,338
Accounts receivable, net	2,351	2,480
Inventory	4,047	2,986
Prepaid expenses and other current assets	946	890
Total current assets	17,938	22,694

Fixed assets, net	5,602	4,504
Patents and trademarks, net	59	80
Intangible assets, net	2,451	3,596
Other non-current assets	183	157
Total assets	$26,233	$31,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,140	$2,202
Accrued liabilities	4,112	3,765
Deferred rent	123	174
Obligations under warrants	123	256
Total current liabilities	7,498	6,397

Long-term debt	14,988	—

Total liabilities	22,486	6,397

Exchange right	250	250
Commitments and contingencies (Note 10)

Stockholders’ equity
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 65,000,000 authorized, 33,760,904 and 33,641,302 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	34	34
Additional paid-in capital	487,325	483,909
Accumulated deficit	(483,862)	(459,559)
Total stockholders’ equity	3,497	24,384
Total liabilities and stockholders’ equity	$26,233	$31,031

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in U.S. dollars except number of shares)

(Unaudited)

($ 000’s except number of shares and (loss) per share)

	Three months ended
	September 30,
	2015	2014

Product sales	$5,522	$4,245
Reader equipment rentals	1,090	967
Total revenue	$6,612	$5,212
Costs and operating expenses
Cost of goods sold (excluding amortization of intangible assets)	2,827	2,377
Cost of goods sold - reader equipment depreciation	467	349
General and administrative	4,094	3,485
Clinical, regulatory and research & development	1,796	586
Sales and marketing	4,589	4,147
Amortization of intangible assets	382	382
Total operating expenses	14,155	11,326
Loss from operations	(7,543)	(6,114)
Other income (expense)
Interest income (expense)	(502)	6
Amortization of deferred financing charge	(17)	-
Changes in fair value of warrant obligations	17	310
Other, net	(19)	13
Total other income (expense)	(521)	329
Net loss and comprehensive loss	$(8,064)	$(5,785)
Weighted average shares outstanding - basic	33,728,931	33,588,734
Net loss per share – basic	$(0.24)	$(0.17)
Weighted average shares outstanding - diluted	33,774,324	33,711,814
Net loss per share – diluted	$(0.24)	$(0.18)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in U.S. dollars except number of shares)

(Unaudited)

($ 000’s except number of shares and (loss) per share)

	Nine months ended
	September 30,
	2015	2014

Product sales	$14,534	$11,757
Reader equipment rentals	3,830	2,665
Total revenue	$18,364	$14,422
Costs and operating expenses
Cost of goods sold (excluding amortization of intangible assets)	8,073	6,433
Cost of goods sold - reader equipment depreciation	1,216	958
General and administrative	11,403	10,203
Clinical, regulatory and research & development	4,911	1,768
Sales and marketing	14,932	11,900
Amortization of intangible assets	1,145	1,080
Total operating expenses	41,680	32,342
Loss from operations	(23,316)	(17,920)
Other income (expense)
Interest income (expense)	(1,130)	22
Amortization of deferred financing charge	(48)	-
Changes in fair value of warrant obligations	133	1,032
Other, net	58	84
Total other income (expense)	(987)	1,138
Net loss and comprehensive loss	$(24,303)	$(16,782)
Weighted average shares outstanding - basic	33,676,917	33,574,846
Net loss per share – basic	$(0.72)	$(0.50)
Weighted average shares outstanding - diluted	33,723,678	33,725,555
Net loss per share – diluted	$(0.72)	$(0.53)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

(Unaudited)

($ 000’s)

	Nine months ended
	September 30,
	2015	2014

OPERATING ACTIVITIES
Net loss for the period	$(24,303)	$(16,782)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	3,218	2,943
Depreciation of fixed assets	1,431	1,063
Amortization of patents and trademarks	21	21
Amortization of intangible assets	1,145	1,080
Changes in fair value of warrant obligations	(133)	(1,032)
(Gain) loss on disposal of fixed assets	(3)	1
Amortization of deferred financing charges	48	-
Interest accrued	395	-
Net change in working capital and non-current asset balances related to operations	118	(1,139)
Cash used in operating activities	(18,063)	(13,845)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(2,423)	(2,145)
Cash paid for business acquisition	-	(1,400)
Cash used in investing activities	(2,423)	(3,545)

FINANCING ACTIVITIES
Term loan	14,544	-
Proceeds from the issuance of employee stock purchase plan shares	99	-
Proceeds from the exercise of options	99	175
Exchange right	-	250
Cost of issuance of shares	-	(69)
Cash provided by financing activities	14,742	356

Increase (decrease) in cash and cash equivalents during the period	(5,744)	(17,034)
Cash, beginning of period	16,338	37,778
Cash, end of period	$10,594	$20,744

See accompanying notes to interim consolidated condensed financial statements

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

The accompanying condensed consolidated financial statements include the accounts of the Company, all of its wholly owned subsidiaries, and all of OcuHub, LLC, a majority owned subsidiary. Intercompany accounts and transactions have been eliminated on consolidation.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $24.3 million for the nine months ended September 30, 2015 and $23.7 million for the year ended December 31, 2014. The Company’s working capital surplus at September 30, 2015 is $10.4 million, which represents a $5.9 million decrease from its working capital at December 31, 2014. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s existing cash as of September 30, 2015 plus the receipt of the second tranche on October 6, 2015 from CRG LP and certain of its affiliate funds (“CRG”) (gross proceeds of $10.0 million) may not be sufficient to cover the Company’s operating and other cash demands through the end of the second quarter of 2016, if it does not successfully complete additional fund raising activities including achievement of the third tranche revenue milestone to access an additional $10.0 million of debt financing, or decrease the cash consumed by operating activities.

On March 4, 2015, the Company executed a term loan agreement with CRG as lenders providing the Company with access of up to $35.0 million under the loan agreement. The Company entered into an amendment of the term loan agreement with CRG on August 6, 2015. The Company received $15.0 million in gross proceeds under the loan agreement on March 4, 2015, and a second tranche of $10.0 million which was drawn on October 6, 2015. A third tranche of $10.0 million is available to the Company under the loan agreement if the Company achieves at least $38.0 million in twelve-month sales revenue prior to June 30, 2016 and satisfies other borrowing conditions. The Company also has a shelf registration statement available which can be used to raise up to $25.0 million in equity capital, contingent upon market conditions. The Company can make no assurance that it will be able to raise either additional debt financing or additional equity capital. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. If events or circumstances occur that impact the Company’s access to funding, it may be required to reduce operating expenses and reduce the planned levels of inventory and fixed assets which could have an adverse impact on its ability to achieve its intended business objectives. The unaudited interim consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2014. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to revenue and inventory reserves, impairment of long-lived and intangible assets, and the fair value of stock options and warrants.

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

The Company’s revenue is primarily derived from the sale of disposable test cards. The Company sells its proprietary TearLab® Osmolarity System and related test cards to customers, who are primarily eye care professionals, for use in osmolarity testing procedures. Products are generally shipped from the Company’s primary distribution and warehousing operations facility located in San Diego, California. The Company’s sales are currently direct to customers in the United States and Canada and to distributors in South America, Europe and Asia.

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

The Company recognizes its revenue as being either product sales revenue (primarily for the sale of test cards) or reader equipment rental revenue (for either the explicit or the implicit lease of the reader to the customer). Revenue from the implicit lease of the reader is calculated based on the fair value of the readers, recognized proportionately with respect to the fair value of the test cards. Purchase commitments for Use Agreements and Flex Agreements are expressed in the agreement for a specified period of time (generally one to three years), and the purchase commitment for Masters Agreements is implied for large physician practices with an expectation of purchasing certain levels of test cards. The Company recovers the cost of providing the reader equipment in the amount charged for disposables. These agreements are treated as operating leases as collectability of the minimum lease payments is not reasonably predictable at the outset of the arrangement. Accordingly, revenue is recognized over the defined contract term as disposable test cards are shipped. When reader equipment is placed with a customer at no separate cost, the Company retains title to the equipment and it remains capitalized on the Company’s consolidated balance sheet as equipment classified within fixed assets, net. The equipment is depreciated on a straight-line basis once shipped to a customer location over its estimated useful life and depreciation expense is included in Cost of goods sold – reader equipment depreciation within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Revenue recognition for Purchase Agreements with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a TearLab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2014 and the three and nine months ended September 30, 2015 do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence exists, the Company uses its best estimate of the selling price for the deliverable. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

Although the Company typically has a no return policy for its products, the Company has established a reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenue at the time of shipment based on historical experience. The reserve of $89,000 and $77,000 as of September 30, 2015 and December 31, 2014, respectively, has reduced revenue and is included in accounts receivable.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt the new guidance. The Company has not yet completed its assessment of the impact of the new standard, including selection of transition alternatives, on the Company’s financial statements.

In August 2014, the FASB issued guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have any impact on the Company’s financial position and results of operations and, at this time, the Company does not expect any impact on its disclosures.

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

3. BALANCE SHEET DETAILS

Accounts Receivable

(in thousands)	September 30, 2015	December 31, 2014

Trade receivables	$2,752	$2,904

Allowance for doubtful accounts	(401)	(424)
	$2,351	$2,480

Inventory

(in thousands)	September 30, 2015	December 31, 2014

Finished goods	$4,077	$2,990
Inventory reserves.	(30)	(4)
	$4,047	$2,986

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long-term purchase commitment to buy the test cards from MiniFAB (Note 10). The purchase commitment contains required minimum annual purchases and a total purchase commitment under the manufacturing agreement. As part of its analysis of excess or obsolete inventories, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve is needed.

Prepaid Expenses

(in thousands)	September 30, 2015	December 31, 2014
Prepaid trade shows	$281	$177
Prepaid insurance	173	301
Manufacturing deposits	230	182
Subscriptions	58	82
Other fees and services	165	142
Other current assets	39	6
	$946	$890

Fixed Assets

(in thousands)	September 30, 2015	December 31, 2015
Capitalized TearLab equipment	$7,970	$5,655
Leasehold improvements	64	51
Computer equipment and software	977	819
Furniture and office equipment	312	267
Medical equipment	425	426
	$9,748	$7,218
Less accumulated depreciation	(4,146)	(2,714)
	$5,602	$4,504

Depreciation expense was $1,431,000 and $1,063,000 during the nine months ended September 30, 2015 and 2014, respectively, and $538,000 and $394,000 during the three months ended September 30, 2015 and 2014, respectively.

Patents and trademarks

(in thousands)	September 30, 2015	December 31, 2015
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(209)	(188)
	$59	$80

Amortization expense of patents and trademarks was $21,000 during each of the nine months ended September 30, 2015 and 2014 and $7,000 during each of the three months ended September 30, 2015 and 2014.

Accrued liabilities

(in thousands)	September 30, 2015	December 31, 2015
Due to professionals	$544	$787
Due to employees and directors	1,675	1,589
Goods received but not yet invoiced	51	17
Sales and use tax liabilities	250	221
Royalty liability	393	330
Readers and tests cards in transit	8	-
Other	1,191	821
	$4,112	$3,765

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research and the value of the OcuHub platform technology acquired in the acquisition of the OcuHub business unit from AOAExcel. The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company. The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. The OcuHub platform technology consists of the right to access and commercialize the OcuHub cloud-based technology platform which facilitates an effective and efficient shared care model providing secure connectivity between doctors, patients, institutions and payers. The OcuHub platform technology is being amortized using the straight-line method over an estimated useful life of 5 years. Amortization expense for the three months ended September 30, 2015 and 2014 was $382,000 and $382,000, respectively, and for the nine months ended September 30, 2015 and 2014 was $1,145,000 and $1,080,000, respectively.

Intangible assets subject to amortization consist of the following:

(in thousands)	September 30, 2015		December 31, 2014
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

TearLab® technology	$12,172	$10,802	$12,172	$9,892
OcuHub platform technology	1,564	483	1,564	248
	$13,736	$11,285	$13,736	$10,140

The estimated amortization expense for the intangible assets for the remainder of 2015 and each of the remaining five years is as follows:

Amortization of
(in thousands)	intangible assets
Remainder of 2015	$382
2016	1,379
2017	313
2018	313
2019	64
$2,451

5. TERM LOAN

On March 4, 2015, the Company executed a term loan agreement with CRG as lenders providing the Company with access of up to $35.0 million under the loan agreement. The Company entered into an amendment of the term loan agreement with CRG on August 6, 2015. The Company received $15.0 million in gross proceeds under the loan agreement on March 4, 2015, and an additional $10.0 million on October 6, 2015. A third tranche of $10.0 million is available to the Company if the Company achieves at least $38.0 million in twelve-month sales revenue prior to June 30, 2016 and satisfies other borrowing conditions.

The agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. While interest on the loan is accrued at 13% per annum, the Company may elect to make interest-only payments at 8.5% per annum. The unpaid interest of 4.5% is added to the principal of the loan and is subject to additional accrued interest. The accrued interest can be deferred and paid together with the principal in the fifth and sixth years. As part of the amended agreement and funding of the second tranche of $10.0 million subsequent to September 30, 2015, CRG received 350,000 warrants dated as of October 8, 2015 to purchase common shares of the Company at a price of $5.00 per share. The warrants have a five-year life.

At September 30, 2015, the principal balance outstanding under the CRG Term Loan was $15.4 million. Financing and legal fees were recorded as a $456,000 direct discount to the long-term debt which is being amortized with the effective interest method. The Company presents the debt issuance costs related to the recognized debt liability on the balance sheet as a direct deduction from the debt liability.

The agreement provides for prepayment fees of 5% of the outstanding balance of the loan if the loan is repaid prior to December 31, 2015. The prepayment fee is reduced 1% per year for each subsequent year until maturity.

The loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. The minimum annual revenue threshold level required by the Term Loan is $25.0 million for calendar year 2015. The minimum cash balance required is $5.0 million, subject to certain conditions.

If the Company does not have annual revenue greater or equal to the annual minimum revenue covenant in a calendar year, the Company will have the right within 90 days of the end of the respective calendar year to raise subordinated debt or equity (the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the CRG Term Loan. In the event the Company does not achieve the minimum revenue threshold and it cannot complete the CRG Equity Cure, it may be in default of the Term Loan. In the event of a default, the Company may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in the Company’s assets.

Borrowings under the term loan are subject to certain conditions, including the non-occurrence of a material adverse change in the business or operations (financial or otherwise), or a material impairment of the prospect of repayment of obligations.

As of September 30, 2015, the Company was in compliance with all of the covenants.

6. RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision Inc., pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products. The Company began selling products through the Canadian distributor in 2010. On September 3, 2013, the Company and Science with Vision Inc. agreed to terminate the distribution agreement including exclusive distribution rights of TearLab products in Canada. In consideration of the termination agreement, the Company agreed to a one-time payment to Science with Vision Inc. of $200,000 Canadian dollars and a royalty on all sales in Canada of products for which Science with Vision Inc. had exclusive distribution rights. Royalties are recorded as cost of goods sold in the income statement in the period in which revenue is recognized for the associated products sold. The Company’s chairman of the board of directors and chief executive officer has a material financial interest in Science with Vision. Royalty expense related to the termination agreement with this distributor for the three and nine months ended September 30, 2015 and 2014 was $3,000, $3,000, $9,000 and $8,000, respectively, and the outstanding accrued liability balances at September 30, 2015 and December 31, 2014 was $3,000.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2015.

At September 30, 2015, the Company has a liability for warrants to purchase 219,604 shares of common stock at an exercise price of $1.86 per share valued at $122,000 (Note 7). The warrant liability is classified as a Level 3 fair value measurement.

The following table provides a reconciliation for the warrant liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 (in thousands):

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2015	$256
Warrant exercises	-
Change in fair value of warrant liability included in other (income) / expense	(133)
Balance of warrant liability at September 30, 2015	$123

8. STOCKHOLDERS’ EQUITY

(a) Authorized share capital

The total number of authorized shares of common stock of the Company is 65.0 million. Each share of common stock has a par value of $0.001 per share. The total number of authorized shares of preferred stock of the Company is 10.0 million. Each share of preferred stock has a par value of $0.001 per share.

(b) Common stock

The Company has funded operations over the years through the issuance of equity in public and private offerings including on July 30, 2013, the Company closed an underwritten public offering of 3.0 million shares of its common stock at a price to the public of $13.50 per share. The Company received gross proceeds of $40.4 million, with associated costs of $3.1 million.

(c) Stock Option Plan

The Company has a stock incentive plan, the 2002 Stock Incentive Plan, as amended (the “Stock Incentive Plan”). Under the Stock Incentive Plan, up to 7.2 million options are available for grant to employees, directors and consultants. Options granted under the Stock Incentive Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Incentive Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company’s common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

Options granted are typically service-based options. Generally, options expire 10 years after the date of grant. No incentive stock options granted to a 10% owner optionee shall be exercisable after the expiration of five years after the effective date of grant of such option, no option has been granted to a prospective employee, prospective consultant or prospective director prior to the date on which such person commences service.

The Company recognizes stock-based compensation based on fair value as compensation expense over the requisite service period. The amount of expense recognized during the period is affected by subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

General and administrative	$476	$568	$1,587	$1,914
Clinical, regulatory and research and development	99	41	320	119
Sales and marketing	412	434	1,311	910
Stock-based compensation expense before income taxes	$987	$1,043	$3,218	$2,943

(d) Employee Stock Purchase Plan

In July 2014, the Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan (the “ESPP”), which was approved by the Company’s stockholders in June 2014 at the Company’s Annual Meeting of Stockholders. A total of 671,500 shares of the Company’s common stock are reserved for issuance under the plan, which permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company’s Board of Directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee invest more than $25,000 worth of stock in the plan during each calendar year or more than 5,000 shares per offering period. During the nine months ended September 30, 2015, the Company received employee contributions totaling $99,000 and issued 54,211 shares of common stock.

As the ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation, stock-based compensation expense of $27,000 and $66,000 was recognized for the three months and nine months ended September 30, 2015, respectively. The fair value of each purchase option under the ESPP is estimated at the beginning of each six-month offering period using the Black-Scholes model with the following weighted-average assumptions.

Volatility	73.8%
Expected life	0.5 years
Risk-free interest rate	0.13%
Dividend yield	0%

(e) Warrants

On June 13, 2011, the Company issued shares of its common stock as well as warrants (“Financing Warrants”) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations. The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009. There were 74,063 of these warrants outstanding at September 30, 2015 and December 31, 2014.

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants (“2011 Warrants”) to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7.0 million were issued. The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock). The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016. The Company estimated the fair value of the warrants at the date of issuance using the Black Scholes option model with a 101% volatility, 5.0 years expected life and a risk-free interest rate of 1.76%. The fair value of $5.5 million was classified as a current liability as the Company determined that these warrants do not meet the criteria for classification as equity.

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the shares of common stock and warrants issued based on their relative fair values. This resulted in an allocation of $3.0 million of proceeds to warrant liability. The Company re-measures the fair value of the warrants at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period.

The estimated fair value of the 2011 Warrants at September 30, 2015 was determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	72.6%
Expected life of Warrants	0.75 years
Risk-free interest rate	0.21%
Dividend yield	0%

The fair value of the 2011 warrants is highly sensitive to the changes in the Company’s stock price and stock price volatility.

During the three and nine months ended September 30, 2014 certain holders of the 2011 Warrants exercised 0 and 304,945 warrants, respectively. The Company did not receive proceeds from the cashless exercises during the nine month period ended September 30, 2014. The Company records the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised 2011 Warrants in the first quarter of 2014 at their respective exercise dates to be $2,616,000, an increase in value of $263,000 from the previous value at December 31, 2013. This increase was recorded as an expense in other income (expense) in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2014.

The Company recorded the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company estimated the fair value of the remaining warrants as of September 30, 2015 to be $122,000, a decrease of $17,000 and $133,000 from the previous values at June 30, 2015 and December 31, 2014, respectively. These amounts were recorded as income to other income (expense) in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015. No warrants have been exercised to date in 2015.

The following table provides activity for the warrants outstanding through September 30, 2015 (in thousands, except weighted average exercise prices):

	Number of	Weighted average
	warrants	exercise
	outstanding	price
Outstanding, December 31, 2013	599	$1.83
Exercised	(305)	1.86
Expired	-	-

Outstanding, September 30, 2014	294	1.79
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2015	294	$1.79

(f) Exchange Right

In August 2014, the Company sold membership units in OcuHub LLC, a Delaware limited liability company and at the time prior to such sale of membership units, a wholly owned subsidiary of TearLab Corporation. The membership units sold generated cash proceeds of $250,000 in exchange for an aggregate of approximately a 2% ownership interest of OcuHub LLC. In connection with the sale of the membership units, the new members received an exchange right allowing the units to be exchanged upon written notice and during a specified exchange window for shares in TearLab Corporation common stock. The first available exchange window follows the one year anniversary date of the purchase of membership units. The variable number of shares of common stock provided upon exchange is equal to the initial capital contribution amount received for the membership units sold divided by the closing sales price of TearLab Corporation common stock during the respective exchange window (124,378 shares at September 30, 2015). Due to the exchange right option available to the membership unit holders, the entire loss from continuing operations related to OcuHub LLC of $1,020,000 and $2,804,000 for the three months and nine months ended September 30, 2015, respectively, has been attributed to TearLab Corporation within the consolidated condensed financial statements.

9. NET LOSS PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding. Diluted income (loss) per share is computed by dividing net income (loss), less any dilutive amounts recorded during the period for the change in fair value of warrant liabilities, by the weighted average number of common shares outstanding and the weighted average number of dilutive common stock equivalents, from stock options and warrants. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Diluted loss per share for the three and nine months ended September 30, 2015 includes the dilutive impact of the gain recorded from the Company’s June 30, 2011 warrants increasing the loss in the numerator by $17,000 and $133,000 for the three and nine month periods ending September 30, 2015 and includes the additional common stock equivalents related to the warrants of 45,392 and 46,761 in the denominator for the respective periods. Diluted loss per share for the three and nine months ended September 30, 2014 includes the dilutive impact of the gain recorded from the Company’s June 30, 2011 warrants increasing the loss in the numerator by $310,000 and $1,032,000 for the three and nine month periods ending September 30, 2014 and includes the additional common stock equivalents related to the warrants of 123,080 and 150,709 in the denominator for the respective periods.

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options	6,471	6,228	6,471	6,228
Warrants	74	74	74	74
ESPP shares	35	20	35	20
Exchange rights	124	74	124	74

Total	6,704	6,396	6,704	6,396

10. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital and non-current asset balances related to operations consists of the following (in thousands):

	Nine months ended
	September 30,
(in thousands)	2015	2014

Accounts receivable, net	$129	$460
Inventory	(1,062)	(2,656)
Prepaid expenses and other assets	(22)	(51)
Other non-current assets	(33)	(13)
Accounts payable	938	893
Accrued liabilities	244	151
Deferred rent/revenue	(76)	77
	$118	$(1,139)

The following table lists those items that have been excluded from the condensed consolidated statements of cash flows as they relate to non-cash transactions and additional cash flow information:

	Nine months ended
	September 30,
(in thousands)	2015	2014

Reclass of warrant liabilities to Stockholders Equity upon exercise of warrants	-	$2,616
Additions to fixed assets included in accounts payable and accrued liabilities	$(103)	$195

11. COMMITMENTS AND CONTINGENCIES

On August 1, 2011, the Company, through its subsidiary, TearLab Research, Inc., entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust) Pty Ltd, or MiniFAB. Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company. The Manufacturing Agreement specifies minimum order quantities that will require the Company to purchase approximately $7.2 million (AUD$10.3 million) in test cards from MiniFAB through the end of 2015 of which $5.4 million (AUD $7.7 million) has been committed to thru purchases and orders as of September 30, 2015. The Company is also subject to annual minimum order commitments under the Manufacturing Agreement. The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent. If terminated for any reason other than default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company.

The Company has evaluated its 2015 outstanding purchase commitment with MiniFab to determine the potential amount of liability the Company may be obligated to pay if it doesn’t meet its annual order commitment. Having reviewed the submitted orders for test cards to MiniFAB for the nine months ended September 30, 2015, if the Company does not: 1) order the sufficient additional test cards to meet the 2015 minimum order commitment under the agreement or 2) seek to modify the existing minimum order quantity with MiniFab, the Company will be subject to liquidated damages estimated at $1.9 million (AUD $2.7 million). However, MiniFAB has agreed that the minimum purchases do not have to be necessarily met in calendar 2015. The Company is currently in discussions with MiniFAB to negotiate a new agreement.

12. SUBSEQUENT EVENTS

On October 6, 2015, the Company drew down the second tranche borrowing of $10.0 million under the term loan agreement with CRG. As consideration, CRG received 350,000 warrants to purchase common shares of the Company at a price of $5.00 per share. The warrants have a five-year life.

On November 5, 2015, the Company announced that its President and Chief Operating Officer, Seph Jensen, will succeed Elias Vamvakas as Chief Executive Officer effective January 1, 2016. At that time, Mr. Vamvakas will become Executive Chairman of the Company, continuing to be active with the business by providing counsel and support to Mr. Jensen, particularly in the areas of corporate strategy and finance, and leading the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, included in Item 1 of this Report. Unless otherwise specified, all dollar amounts are U.S. dollars.

Overview

We are an in vitro diagnostic company that has developed a proprietary tear testing platform, the TearLab® Osmolarity System. The TearLab test measures tear film osmolarity for diagnosis of Dry Eye Disease, or DED. Tear osmolarity is a quantitative and highly specific biomarker that has been shown to correlate with DED. The TearLab test enables the rapid measurement of tear osmolarity in a doctor’s office. Commercializing our Point-of-Care tear testing for osmolarity and developing our platform to test for additional markers platform is now the focus of our business.

In October 2008, the TearLab Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark. In connection with the CE mark clearance, we have entered into multi-year agreements with numerous distributors for distribution of the TearLab Osmolarity System. Currently, we have signed distribution agreements in each of the following countries: the United Kingdom, Switzerland, Norway, the Baltic states, Germany, Turkey, France, Australia, India, South Korea, Mexico, Colombia, Argentina, Peru, Ecuador, Chile, and Venezuela. We sell directly to the customer in Canada and the United States.

On May 19, 2009, we announced that we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA. The 510(k) clearance allows us to market the TearLab Osmolarity System to those reference and physician operated laboratories with Clinical Laboratory Improvement Act (“CLIA”) certifications allowing them to perform moderate and high complexity tests. Our efforts were then focused on obtaining a CLIA waiver from the FDA for the TearLab Osmolarity System as a CLIA waiver greatly reduces the regulatory compliance for our customers. On January 23, 2012, we announced that after reviewing and accepting labeling submitted to it by the Company, the FDA had granted the waiver categorization under CLIA for the TearLab Osmolarity System.

On October 19, 2010 we announced that a unique new Current Procedural Terminology, or CPT, code that will apply to the TearLab Osmolarity test had been published by the American Medical Association, or AMA. The new code became effective January 1, 2011. The new CPT code for the TearLab Osmolarity test is: 83861; Microfluidic analysis utilizing an integrated collection and analysis device, tear osmolarity (For microfluidic tear osmolarity of both eyes, report 83861 twice). This code falls under the Chemistry sub-section of the Pathology and Laboratory section of the CPT Codebook and is listed under the 2015 Clinical Laboratory Fee Schedule by the Centers for Medicare and Medicaid Services, or CMS. At current 2015 reimbursement rates, payment code 83861 is reimbursed in every state by CMS at $22.48 per eye. This decision by CMS provides level reimbursement for and equal access to the TearLab Osmolarity Test across all of the United States.

On March 14, 2014, we announced the closing of the acquisition of the assets of the OcuHub business unit from AOAExcel, Inc., the for-profit subsidiary of the American Optometric Association (“AOA”) in an all cash transaction for $1.4 million. OcuHub, initially powered by AT&T and Covisint, facilitates an effective and efficient shared care model with a single sign-on portal, which simplifies secure connectivity between doctors, patients, institutions and payers. It is a subscription-based service that is HIPAA compliant. During the third quarter of 2015, OcuHub developed a new platform to replace the existing platform with additional customer enhancements and reporting capability. The OcuHub platform is planned to be a competitive advantage for EHR incentive payments, access to insured patients, participation in ACOs and other new payment systems and represents another important step toward TearLab creating a strong partnership within the eye care community.

On March 4, 2015, the Company executed a term loan agreement with CRG as lenders providing the Company with access of up to $35.0 million under the loan agreement. The Company entered into an amendment of the term loan agreement with CRG on August 6, 2015. The Company received $15.0 million in gross proceeds under the loan agreement on March 4, 2015, and an additional $10.0 million on October 6, 2015. A third tranche of $10.0 million is available to the Company subject to the Company achieving at least $38.0 million in twelve-month sales revenue prior to June 30, 2016 and satisfying other borrowing conditions. The Company also has a shelf registration statement available which can be used to raise up to $25.0 million in equity capital, contingent upon market conditions. The Company can make no assurance that it will be able to raise either additional debt financing or additional equity capital. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all.

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change

TearLab revenue	$6,612	$5,212	$1,400	$18,364	$14,422	$3,942

TearLab – cost of sales	3,294	2,726	568	9,289	7,391	1,898

TearLab gross profit	3,318	2,486	832	9,075	7,031	2,044

Gross profit percentage	50%	48%		49%	49%

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

TearLab revenue increased by $1.4 million or 27% for the three months ended September 30, 2015 as compared to the prior year quarter. The increase is primarily driven from test card sales volume representing $1,185,000 of the total increase from the prior year quarter. Test card volume increase is consistent with the increase of new customers signed onto the Company’s annual test card volume pricing and minimum use fee programs and its high volume large multi-doctor practice programs for domestic customer.

TearLab revenue increased by $3.9 million or 27% for the nine months ended September 30, 2015 as compared to the prior year period. The increase is primarily driven from test card sales volume representing $3,658,000 of the total increase from the prior year period. Test card volume increase is consistent with the increase of new customers signed onto the Company’s annual test card volume pricing and minimum use fee programs and its high volume large multi-doctor practice programs for domestic customers.

TearLab Cost of Sales

TearLab cost of sales includes costs of goods sold, depreciation, warranty, and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab test, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab cost of sales for the three months ended September 30, 2015 increased by $0.6 million or 21% compared to the same prior year fiscal period due to increased volumes of TearLab test cards in the overall sales product mix and the fixed costs related to our OcuHub subsidiary of $84,000 for which there was no comparative cost for 2014, offset in part by a favorable impact on the exchange rate of the Australian dollar relative to the U.S. dollar on our test card purchases.

For the nine months ended September 30, 2015, TearLab cost of sales increased by $1.9 million or 26% over the same prior year fiscal period due primarily to increased volumes of TearLab test cards in the overall sales product mix and the fixed costs related to our OcuHub subsidiary of $250,000 for which there was no comparative cost for 2014.

TearLab Gross Margin

TearLab gross margin for the three months ended September 30, 2015 increased by $0.8 million or 34% compared to the same prior year fiscal period. The increase is mainly due to higher sales volume. The gross margin percentage of revenue for the quarter ending September 30, 2015 was 50% as compared to 48% for the prior year fiscal period which is primarily due the lower cost associated with test cards sold during the period including the impact of the weakening Australian dollar at the time of purchasing test card inventory offset by the fixed cost related to the OcuHub subsidiary.

TearLab gross margin for the nine months ended September 30, 2015 increased by $2.0 million or 29% compared to the same prior year fiscal period. The increase is mainly due to higher sales volume. The gross margin as a percentage of revenue was 49% for both the nine month periods ending September 30, 2015 and 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change

Amortization of intangible assets	$382	$382	$-	$1,145	$1,080	$65

General and administrative	4,094	3,485	609	11,403	10,203	1,200

Clinical, regulatory and research and development	1,796	586	1,210	4,911	1,768	3,143

Sales and marketing	4,589	4,147	442	14,932	11,900	3,032

Operating expenses	$10,861	$8,600	$2,261	$32,391	$24,951	$7,440

General and Administrative Expenses

For the three months ended September 30, 2015, general and administrative expense increased by $0.6 million or 17% as compared with the corresponding same prior year period primarily due to $591,000 of incremental costs incurred in association with transitioning our office support team from California to Texas. We expect the office support team transition to be completed in the first quarter of 2016.

For the nine months ended September 30, 2015, general and administrative expenses increased by $1.2 million or 12%, as compared with the corresponding prior year period primarily due to $591,000 of costs incurred in association with transitioning our office support team from California to Texas and an increase of $452,000 in administrative and public company costs.

We are continuing to focus our efforts on controlling costs by reviewing and improving upon our existing business processes and cost structure.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased by $1.2 million or 206% during the three months ended September 30, 2015, as compared with the corresponding prior year period. The increase was almost entirely research and development expenses related to next generation diagnostic products and includes an impairment of $100,000 related to the previous platform for OcuHub because we have now introduced the next generation of platform into commercial release.

Total clinical, regulatory and research and development expenses increased by $3.1 million or 178% during the nine months ended September 30, 2015, as compared with the corresponding prior year period. The increase was mainly due to increased research and development expenses related to next generation diagnostic products.

Sales and Marketing Expense

Sales and marketing expenses increased by $0.4 million or 11% during the three months ended September 30, 2015, as compared with the comparable period in the corresponding prior year period due to fully staffing our sales resources to support our expanding sales base and an increase in sales incentive payments due to higher sales performance against 2015 targets.

Sales and marketing expenses increased by $3.0 million or 25% during the nine months ended September 30, 2015, as compared with the comparable period in the corresponding prior year period primarily due to a $2,311,000 increase in employee related costs arising from fully staffing our sales resources to support our expanding sales base and an increase of $843,000 in sales incentive payments due to higher sales performance against 2015 targets.

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

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and nine months ended September 30, 2015 was $382,000 and $1,145,000, as compared to $382,000 and $1,080,000 in the prior year fiscal periods.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change

Interest income (expense)	$(502)	$6	$(508)	$(1,130)	$22	$(1,152)

Amortization of deferred financing charge	(17)	0	(17)	(48)	0	(48)

Changes in fair value of warrant obligations	17	310	(293)	133	1,032	(899)

Other (net )	(19)	13	(32)	58	84	(26)

Other income	$(521)	$329	$(850)	$(987)	$1,138	$(2,125)

Interest Income (Expense)

For the three months and nine months ended September 30, 2015, interest expense of $505,000 and $1,145,000 respectively, represented the interest for the CRG term loan; of which at September 30, 2015, $419,000 had been paid in cash, $331,000 was accrued at September 30, 2015 and $396,000 was deferred interest included on the balance sheet as long-term debt; offset in the three months and nine months ended September 30, 2015 by $3,000 and $15,000 in interest received for the Company’s cash and cash equivalents. Interest income of $6,000 and $22,000 for the three months and nine months ended September 30, 2014 consisted of interest received for the Company’s cash and cash equivalents.

Amortization of Deferred Financing Charge

In recording the CRG term loan, the Company recorded a discount on long-term debt, representing a loan financing fee and certain legal expenses associated with the financing. This discount is being amortized using the effective interest method. The amortization expense in the three months and nine months ended September 30, 2015 was $17,000 and $48,000, respectively. There was no comparable cost in the three months and nine months ended September 30, 2014.

Changes in Fair Value of Warrants Obligations

The Company is required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings for the applicable period. The Company recorded income related to a decrease in the fair value of warrant obligations of $17,000 and $133,000 for the three months and nine months ended September 30, 2015, respectively, compared to income related to a decrease in the fair value of warrant obligations of $310,000 and $1,295,000 for the three and nine months ended September 30, 2014, respectively. The amount was recorded as income to other income (expense) in the condensed consolidated statements of operations. There were no warrant exercises during the nine months ended September 30, 2015. The primary driver of the change in fair value of the warrants was the decrease in our stock price.

At the beginning of the nine month period ended September 30, 2014, the Company had a total of 524,549 warrants subject to fair value re-measurement each quarter. During the first quarter of 2014 certain holders of warrants exercised 304,945 warrants. The Company is required to record the outstanding warrants at fair value at the time of exercise, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised warrants during the first quarter 2014 to be $2,616,000, an increase of $263,000 from the previous value at December 31, 2013. This increase was recorded as a charge to other income (expense) in the condensed consolidated statement of operations for the nine months ended September 30, 2014.

Other

Other income for the three and nine months ended September 30, 2015 and 2014 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies. In addition, in the nine months ended September 30, 2015, the Company realized a one-time gain of $147,000 on the cancellation of an accrued liability related to the acquisition of the net assets of the OcuHub business unit from AOAExcel on March 14, 2014.

Liquidity and Capital Resources

(in thousands)	September 30, 2015	December 31, 2014	Change
Cash and cash equivalents	$10,594	$16,338	$(5,744)
Percentage of total assets	40.4%	52.7%

Working capital	$10,440	$16,297	$(5,857)

Cash decreased $5.7 million from $16.3 million to $10.6 million in the nine months ended September 30, 2015. On March 4, 2015, the Company executed a term loan agreement with CRG as lenders providing the Company with access of up to $35.0 million under the arrangement. The Company received $15.0 million in gross proceeds under the arrangement on March 4, 2015.

Financial Condition

Based on our current run rates of cash consumption and the 2nd tranche $10.0 million from the CRG term loan agreement which we received on October 6, 2015, we will need additional capital sometime in the second quarter of 2016, and our prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. The CRG term loan agreement provides for a third term loan of up to $10.0 million, provided that the Company achieves twelve-month sales revenue of at least $38.0 million prior to June 30, 2016, and satisfies other borrowing conditions. The Company also has a shelf registration statement available which can be used to raise up to $25.0 million in equity capital, contingent upon market conditions. The Company can make no assurance that it will be able to raise either additional debt financing or additional equity capital. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all. However, unless we succeed in raising additional capital, or significantly decrease the cash consumed in operating the business we anticipate that we will be unable to continue our operations through the end of the third quarter of 2016. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	whether government and third-party payers agree or continue to reimburse the TearLab Osmolarity System;

●	whether eye care professionals engage in the process of obtaining their CLIA waiver certification;

●	the costs and timing of building the infrastructure to market and sell the TearLab® Osmolarity System;

●	the cost and results of continuing development of next generation diagnostic products ;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the effect of competing technological and market developments; and

●	our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the US dollar and Australian dollar may be material. In the 12 months ended September 30, 2015, the exchange rate incurred to purchase Australian dollars to pay our Australian supplier fluctuated from $0.70 USD to $0.88 USD per $1.00 AUD.

Further, a successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. If events or circumstances occur such that we do not meet our plans to fund the business, we may be required to reduce operating expenses and reduce the planned levels of inventory and fixed assets in 2016 which could have an adverse impact on our ability to achieve our intended business objectives and support our current customer base.

Indebtedness

On March 4, 2015, the Company executed a term loan agreement with CRG as lenders providing the Company with access of up to $35.0 million under the loan agreement. The Company entered into a second amendment to the term loan agreement with CRG on August 6, 2015. The Company received $15.0 million in gross proceeds under the loan agreement on March 4, 2015, and an additional $10.0 million on October 6, 2015. A third tranche of $10.0 million is available to the Company if the Company achieves at least $38.0 million in twelve-month sales revenue prior to June 30, 2016, and satisfies other borrowing conditions. As part of the second amendment to the term loan agreement and funding of the $10.0 million tranche, CRG received warrants to purchase 350,000 common shares in the Company at a price of $5.00 per share. The warrants have a life of five years. The agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. At the Company’s option, during the first four years a portion of the interest payments may be deferred and paid together with the principal in the fifth and sixth years.

The minimum annual revenue threshold level required by the Term Loan for calendar year 2015 is $25.0 million. The minimum cash balance required is $5.0 million, subject to certain conditions.

If the Company does not have annual revenue greater or equal to the annual revenue covenant in a calendar year, the Company will have to raise subordinated debt or equity (the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the CRG Term Loan. In the event the Company does not achieve the minimum revenue threshold and it cannot complete the CRG Equity Cure, it may be in default of the CRG Term Loan. In the event of a default, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents from the 2nd tranche of CRG funding of $10.0 million and cash generated from increased revenue, will be sufficient to sustain our operations until approximately the second quarter of 2016. We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable, debt or equity financing and, to a lesser degree, interest income on our cash balances. Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect our primary uses of cash will be to fund our operating expenses, purchasing our test equipment and test cards and pursuing and maintaining our patents and trademarks. In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

	Nine months ended September 30,
	2015	2014

Cash used in operating activities	$(18,063)	$(13,845)
Cash used in investing activities	(2,423)	(3,545)
Cash provided by financing activities	14,742	356
Net decrease in cash and cash equivalents during the period	$(5,744)	$(17,034)

Cash Used in Operating Activities

Net cash used to fund our operating activities during the nine months ended September 30, 2015 was $18.1 million. Net loss during the nine-month period was $24.3 million. The non-cash items which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, patents and trademarks, depreciation of fixed assets, stock-based compensation, interest deferred to our long-term debt, and changes in the fair value of warrant obligations. In the aggregate these non-cash items totaled $6.1 million. The overall working capital change of $0.1 million consists primarily of an increase in accounts payable and other accrued liabilities relating to the timing of payments, offset in part by an increase in inventory due to restocking for anticipated demand for our products.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $2.4 million and $3.5 million, respectively, to acquire fixed assets, primarily readers related to the Company’s annual test card volume pricing and minimum use fee programs or its high volume large multi doctor practice programs, as well as $1.4 million of cash used to acquire the net assets of the OcuHub business unit from AOAExcel, Inc in the nine months ended September 30, 2014.

Cash Provided by Financing Activities

On March 4, 2015, the Company executed a term loan agreement with CRG as lenders providing the Company with access of up to $35.0 million under the loan agreement. The Company received $14.5 million in net proceeds under the loan agreement on March 4, 2015.

During the nine months ended September 30, 2015, the Company issued 71,062 shares of common stock as a result of the exercise of options and ESPP for gross proceeds of $99,000. During the nine months ended September 30, 2014, the Company issued 53,097 shares of common stock as a result of the exercise of options for gross proceeds of $175,000.

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

There were no significant changes during the nine months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2015 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Consolidated Financial Statements for the nine months ended September 30, 2015 included in Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in euros and pounds sterling, while a minor portion of our expenses are in Canadian dollars, Australian dollars and pounds sterling. Our purchases of test cards are in Australian dollars. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, euro or pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, euro or pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars, Australian dollars, euros and pound sterling to meet short term operating requirements. Based on the balances in the Canadian dollar, Australian dollar, euro and pound sterling denominated bank accounts at September 30, 2015, hypothetical increases of $0.01 in the value of the Canadian dollar, the Australian dollar, the euro and the pound sterling in relation to the U.S. dollar would impact our results of our operations by less than $15,000. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

Interest rate on our long-term debt with CRG is fixed at 13% per annum and not generally subject to variable rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at September 30, 2015 our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

During the third quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit facility with CRG. We may not be able to satisfy our minimum revenue and cash covenants, as required by the CRG term loan. If our annual sales revenue levels do not meet or exceed the levels required by the CRG covenants, we will be required to raise additional equity or subordinated debt, with the proceeds paid to reduce the outstanding principal of the CRG term loan. This financing could dilute existing shareholders and impact the value of their investment.

On March 4, 2015, the Company executed a term loan agreement with CRG as lenders providing the Company with access of up to $35.0 million under the loan agreement. The Company entered into an amendment of the term loan agreement with CRG on August 6, 2015. The Company received $15.0 million in gross proceeds under the loan agreement on March 4, 2015, and an additional $10.0 million on October 6, 2015. A third tranche of $10.0 million is available to the Company if the Company achieves at least $38.0 million in twelve-month sales revenue prior to June 30, 2016, and satisfies other borrowing conditions. The Company also has a shelf registration statement available which can be used to raise up to $25.0 million in equity capital, contingent upon market conditions. The Company can make no assurance that it will be able to raise either additional debt financing or additional equity capital. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all.

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

The loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenues and minimum cash threshold levels. The minimum annual revenue threshold levels required by the Term Loan are $25.0 million, $35.0 million, $45.0 million, $60.0 million, $75.0 million and $85.0 million for calendar years 2015, 2016, 2017, 2018, 2019 and 2020, respectively. The minimum cash balance required is $5.0 million, subject to certain conditions.

If the Company does not have annual revenue greater or equal to the annual revenue covenant in a calendar year, the Company will have to raise subordinated debt or equity (the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the CRG LP Term Loan. We cannot assure you that we will be able to achieve the annual revenue thresholds and the daily cash threshold. We cannot assure you that we would be able to raise the financing for the CRG Equity Cure, if required. In addition, in the event of our breach of the term loan agreement with CRG, we may not be allowed to draw additional amounts under the agreement, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

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

As of September 30, 2015, our total indebtedness was $15.0 million, net of unamortized debt issuance costs. Subsequent to September 30, 2015, we drew down an additional $10.0 million under the loan agreement with CRG, increasing our net indebtedness to $25.0 million. Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. Among other risks, our high level of debt presents the following risks:

●	our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to our competitors that are less leveraged;

●	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies; and

●	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements.

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

The minimum annual revenue threshold levels required by the CRG term loan are $25.0 million, $35.0 million, $45.0 million, $60.0 million, $75.0 million and $85.0 million for calendar years 2015, 2016, 2017, 2018, 2019 and 2020, respectively. On October 6, 2015, the CRG term loan agreement was amended to eliminate the revenue milestone condition to the second term loan of $10.0 million, which the Company drew down subsequent to September 30, 2015. The CRG term loan agreement provides for a third tranche of $10.0 million, if the Company achieves at least $38.0 million in twelve-month sales revenue prior to June 30, 2016 and satisfies other borrowing conditions. There can be no assurances that the Company can achieve these revenue thresholds in order to qualify for the additional third CRG term loan.

If the Company does not have annual revenue greater or equal to the annual revenue covenant in a calendar year, the Company will have to raise subordinated debt or equity (the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the CRG LP Term Loan. We cannot assure you that we will be able to achieve the annual revenue thresholds and the daily cash threshold. We cannot assure you that we would be able to raise the financing for the CRG Equity Cure, if required. In addition, in the event of our breach of the term loan agreement with CRG, we may not be allowed to draw additional amounts under the agreement, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

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

Our product is currently sold outside of the United States pursuant to CE mark approval and Health Canada Approval in Canada. Our near-term success is dependent on increasing our international sales. We may also be required to register our product with health departments in our foreign market countries. A failure to successfully register in such markets would negatively affect our sales in any such markets. In addition, import taxes are levied on our product in certain foreign markets. These foreign markets include Turkey, Spain, Italy and France. Other countries may adopt taxation codes on imported products that impact the price of our product and the ability to successfully commercialize in markets outside the United States.

Our commitment to purchase minimum levels of product from our suppliers may result in the purchase of excess quantities of product if we are not able to successfully commercialize the TearLab Osmolarity System.

On August 1, 2011, we entered into a manufacturing and development agreement, or the Manufacturing Agreement, with MiniFAB (Aust.) Pty Ltd, or MiniFAB. Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for us. Each year, we must purchase the covered test cards exclusively from MiniFAB until the minimum order quantity for such year has been met (approximately $7.9 million for 2015). The Manufacturing Agreement has a ten-year initial term and may be terminated by either party if the other party is in breach or becomes insolvent. If terminated for any reason other than a default by MiniFAB, we will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by us.

The usage of test cards purchased under the minimum purchase commitment with MiniFAB is predicated upon increases in revenue from the TearLab products as compared to prior years. If we are not able to commercialize the TearLab® Osmolarity System sufficiently to sell the minimum order quantities required by the MiniFab Agreement, we will be required to purchase test cards that we may be unable to use and that may become obsolete, which would have a potentially adverse effect on our financial position, results of operations and cash flows.

Our limited working capital and history of losses have resulted in doubts as to whether we will be able to continue as a going concern.

In the year ended December 31, 2014 and the nine months ended September 30, 2015, we have prepared our consolidated financial statements on the basis that we would continue as a going concern. However, we have incurred losses in each year since our inception. Our net working capital balance at September 30, 2015 was $10.4 million, which represents a $5.9 million decrease in the balance from our working capital of $16.3 million at December 31, 2014.

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

We have incurred losses in each year since our inception. As of September 30, 2015, we had an accumulated deficit of $484.0 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab Osmolarity System in the United States to the extent that operations are sustainable. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our product to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

We have outstanding liabilities, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, and to defend our intellectual property.

As of September 30, 2015, our total liabilities were approximately $22.5 million. Subsequent to September 30, 2015, we drew down an additional $10.0 million in debt which increased our liabilities. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of liability presents the following risks:

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

Most of our customers rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures which use our TearLab® Osmolarity System. The continuing efforts of governmental authorities, insurance companies, and other health care payers to contain or reduce these costs could lead to customers being unable to obtain approval for payment from these third-party payers. If customers cannot obtain third-party payer payment approval, the use of our TearLab® Osmolarity System may decline significantly and our customers may reduce or eliminate the use of our system. The cost-containment measures that health care providers are instituting, both in the U.S. and internationally, could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals. While this type of discount pricing does not currently exist for the medical systems we supply, if managed care or other organizations were able to affect discount pricing for such systems, it could result in lower reimbursements to our customers and, in turn, reduce the amounts we can charge our customers for our products.

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

Our patents may not be valid, and we may not obtain and enforce patents to protect our proprietary rights from use by potential competitors. Companies with other patents could require us to stop using or pay to use required technology.

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

Patents issued or licensed to us may be infringed by the products or processes of others. The cost of enforcing patent rights against infringers, if such enforcement is required, could be significant and the time demands could interfere with our normal operations. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical, biotechnology and medical technology industries. We could become a party to patent litigation and other proceedings. The cost to us of any patent litigation, even if resolved in our favor, could be substantial. Some of our potential competitors may sustain the costs of such litigation more effectively than we can because of their greater financial resources. Litigation also may absorb significant management time.

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

We have entered into related party transactions.

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

We expect that we will seek to raise additional capital from time to time in the future. Such financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition, our ability to continue as a going concern and would be expected to result in a decline in our stock price. If we consummate such financings, the terms of such financings may adversely affect the interests of our existing stockholders. We have a shelf registration statement available which can be used to raise up to $25.0 million in equity capital, contingent upon market conditions. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As further consideration for the amendment to the CRG loan agreement and as a condition to the Company drawing down the second tranche under the CRG loan agreement of $10.0 million, the Company issued to the lenders under the CRG loan agreement on October 8, 2015 warrants to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $5.00 per share of common stock of the Company and with a five year term from the date of issuance of such warrants. Such warrants were issued to such lenders pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”) afforded by Regulation D promulgated thereunder. Such warrants were not registered under the Securities Act or any state securities laws, and may not be offered or sold absent registration, or an applicable exemption from registration, under the Securities Act and applicable state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference

10.1#	Offer Letter, dated May 15, 2015, by and between the Company and Wes Brazell	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2015 (file no. 000-51030)

31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.	Filed herewith

31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.	Filed herewith

32.1+	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.	Filed herewith

32.2+	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.	Filed herewith

101.INS*	XBRL Instance	Filed herewith

101.SCH*	XBRL Taxonomy Schema	Filed herewith

101.CAL*	XBRL Taxonomy Extension Calculation	Filed herewith

101.DEF*	XBRL Taxonomy Extension Definition	Filed herewith

101.LAB*	XBRL Taxonomy Extension Labels	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation	Filed herewith

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

TearLab Corp.
(Registrant)

Date: November 6, 2015	/s/ Elias Vamvakas
Elias Vamvakas
Chief Executive Officer

Date: November 6, 2015	/s/ Wes Brazell
Wes Brazell
Chief Financial Officer

