Form 10-K
period 2015-12-31
TearLab Corp
filed 2016-03-09
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-51030

TearLab Corp.

(Exact name of registrant as specified in its charter)

Delaware	59-3434771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9980 Huennekens St., Suite 100 San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant’s telephone number, including area code: (858) 455-6006

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.001 PAR VALUE	1The Nasdaq Stock Market LLC
(The Nasdaq Capital Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market on June 30, 2015 was approximately $61.1 million. The Registrant has no non-voting common stock. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed to be affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes

As of March 4, 2016, there were 33,828,647 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant to be held on June 24, 2016 are incorporated by reference into Part III of this Form 10-K.

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

TEARLAB CORPORATION

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2015

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “hope”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;

●	Our future strategy, structure, and business prospects;

●	Our ability to continue as a going concern;

●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner;

●	The planned commercialization of our current product;

●	Our ability to meet the financial covenants under our credit facilities;

●	Use of cash, cash needs and ability to raise capital;

●	The size and growth of the potential markets for our product and technology;

●	The effect of our strategy to streamline our organization and lower our costs;

●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;

●	Our anticipated expansion of United States and international sales and operations;

●	Our ability to obtain and protect our intellectual property and proprietary rights;

●	The results of our clinical trials;

●	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;

●	Our ability to obtain and retain reimbursement for patient testing with the TearLab System;

●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;

●	Our beliefs about our employee relations; and

●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals.

These statements involve known and unknown risks, uncertainties and other factors, including the risks described in Part I, Item 1A of this Annual Report on Form 10-K, which may cause our actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Information regarding market and industry statistics contained in this Annual Report on Form 10-K is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.

Corporate Information

TearLab Corp. was incorporated as OccuLogix, Inc. in Delaware in 2002. Unless the context requires otherwise, in this report the terms “the Company,” “we,” “us” and “our” refer to TearLab Corp. and our subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “C$” shall mean Canadian dollars.

ITEM 1. Business

Overview

We are an in-vitro diagnostic company based in San Diego, California. We have commercialized a proprietary tear testing platform, the TearLab® Osmolarity System that enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care. Our first product measures tear film osmolarity for the diagnosis of Dry Eye Disease (“DED”). Our results are included in our financial statements, which are included under Item 8 to this Annual Report on Form 10-K.

TearLab Research, Inc.

TearLab Research, Inc. (“TearLab Research”), our wholly-owned subsidiary, develops technologies to enable eye care practitioners to test a wide range of biomarkers (chemistries, metabolites, genes and proteins) at the point-of-care. Commercializing that tear testing platform is now the focus of our business.

Our product, the TearLab® Osmolarity System, enables the rapid measurement of tear osmolarity in the doctor’s office. Osmolarity is a quantitative and highly specific biomarker that has been shown to assist in the diagnosis and disease management of DED. Based on data from the largest studies of dry eye to date, the Women’s Health Study, and the Physicians’ Health Study, and other studies, it has been estimated that about 3.23 million women and 1.68 million men, for a total of 4.91 million Americans 50 years and older have dry eye. Tens of millions more have less severe symptoms and probably a more episodic manifestation of the disease that is notable only during contact with some adverse contributing factor(s), such as low humidity or contact lens wear. The innovation of the TearLab® Osmolarity System is its ability to precisely and rapidly measure osmolarity in nanoliter volumes of tear samples, using a highly efficient and novel tear collection system at the point of care. Historically, eye care researchers have relied on expensive instruments to perform tear biomarker analysis. In addition to their cost, these conventional systems are slow, highly variable in their measurement readings, and not categorized as waived by the United States Food and Drug Administration (the “FDA”), under regulations promulgated under the Clinical Laboratory Improvement Amendments, (“CLIA”).

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

In October 2008, the TearLab® Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark. While our current focus is on developing our business in the United States, we do have agreements with numerous distributors for distribution of the TearLab® Osmolarity System in South America, Europe, Asia and Australia.

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

On December 8, 2009, we announced that Health Canada issued a Medical Device License for the TearLab® Osmolarity System. The Health Canada license allowed us to immediately begin marketing the system in Canada. On August 20, 2009, we entered into an agreement with a distributor, Science with Vision, for exclusive distribution of the TearLab Osmolarity System in Canada. We began selling products through the Canadian distributor in 2010.

On September 3, 2013, the Company and Science with Vision Inc. agreed to terminate the distribution agreement including exclusive distribution rights of TearLab products and we began selling directly in Canada.

OcuHub LLC

On March 14, 2014, TearLab purchased the assets of the OcuHub business unit from AOAExcel, Inc., the for-profit subsidiary of the American Optometric Association (“AOA”). As of the close of the transaction, the OcuHub purchased assets and business were operated out of a wholly-owned subsidiary of TearLab and renamed OcuHub LLC (“OcuHub”). The purchase price was $1.4 million in cash and the assumption of net liabilities of $163,000.

In August 2014, the Company sold membership units in OcuHub. The membership units sold generated gross proceeds of $250,000 in exchange for 2% ownership of OcuHub. During 2014, OcuHub completed development of a digital integration platform with initial customer subscriptions beginning in December 2014.

In February 2016, the Company initiated a divestiture or wind-down of the OcuHub subsidiary. While we continue to explore a possible sale of OcuHub, if a divestiture transaction does not materialize, the wind-down of the OcuHub operations is expected to be completed by the end of the first quarter of 2016. During 2015, we incurred a charge of $1.4 million related to the impairment of the intangible and fixed assets of OcuHub. In the event of a wind-down, we estimate the restructuring will incur approximately $0.6 million of expense in the first quarter of 2016.

Current Status and Recent Financing

On March 4, 2015, the Company executed a term loan agreement with CRG LP and certain of its affiliates (the “Term Loan Agreement”) providing the Company access to $35.0 million under the arrangement. The Company received $15.0 million in gross proceeds under the loan agreement on March 4, 2015, and an additional $10.0 million on October 6, 2015, pursuant to the second amendment to the Term Loan Agreement. A third tranche of $10.0 million is available to the Company if the Company achieves at least $38.0 million in trailing twelve-month revenue prior to June 30, 2016 and satisfies other borrowing conditions. As part of the second amendment to the Term Loan Agreement and funding of the $10.0 million tranche, CRG received warrants to purchase 350,000 shares of common stock of the Company at a price of $5.00 per share. The warrants are exercisable any time prior to October 6, 2020. The Term Loan Agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. At the Company’s option, during the first four years a portion of the interest payments can be deferred and paid together with the principal in the fifth and sixth years.

Industry

Point-of-care Testing and Dry Eye Disease, or DED

Markets and Markets reports the global market for point-of-care testing will reach $27.5 billion annually or 40% of what the Medical Device and Diagnostic Industry reports to be an expected $69.1 billion global market for in-vitro diagnostic products by 2017. Approximately 75% of all laboratory tests today are performed at centralized clinical laboratories. However, diagnostic testing is increasingly being performed at the point-of-care due to several factors, including a need for rapid testing in acute care situations, the benefits of patient monitoring and disease management, streamlining therapeutic decision making and the overall trend toward personalized medicine. We believe that advances in bio-detection technologies that can simplify and accelerate the rate of performing complex diagnostic tests at the point-of-care, will drive utilization and overall point-of-care testing market growth.

Our product is the TearLab® Osmolarity System. This test can be performed at the point-of-care for the measurement of osmolarity, a quantitative and highly specific biomarker that has shown to assist in the diagnosis and management of DED. We believe, based on a 2011 Comprehensive Report on the Global Dry Eye Products Market, there are approximately 25 million people with DED in the United States alone, and this condition is estimated to account for up to one-third of all visits to U.S. eye care professionals.

Each time a person blinks, his or her eyes are resurfaced with a thin layer of a complex fluid known as the tear film. The tear film works to protect eyes from the outside world. Bacteria, viruses, sand, freezing winds and salt water (inclusive of most environmental factors) will not damage eyes when the tear film is intact. However, when compromised, a deficient tear film can be an exceedingly painful and disruptive condition. The tear film consists of three components: (i) an innermost glycocalyx (produced by the surface cells); (ii) the aqueous layer (the water in tears, produced by the lacrimal gland); and (iii) an oily lipid layer which limits evaporation of the tears (produced by the meibomian glands, located at the margins of the eyelids). The apparatus of the ocular surface forms an integrated unit. When working correctly, the tear film presents a smooth optical surface essential for clear vision and proper immunity. Androgen deficiency, contact lens wear and chronic inflammation of the lacrimal or meibomian gland may lead to the condition known as dry eye, which has been likened to arthritis of the eye, and results in a compromised, fragile tear film. In turn, the unstable tear film undermines vision, altering focus between every blink. An unstable tear film is the equivalent of a smudge atop the lens of a camera. It doesn’t matter how many megapixels your camera has, if the first lens is compromised, the image will be fuzzy.

DED is often seen as a result of aging, diabetes, cancer therapy, HIV, autoimmune diseases such as Sjögren’s syndrome and rheumatoid arthritis, LASIK surgery, contact lens wear, menopause and as a side effect of hormone replacement therapy. Numerous commonly prescribed and over-the-counter medications also can cause, or contribute to, the manifestation of DED.

There are millions of Americans who suffer from contact lens-induced DED, and 10% to 15% of these patients revert to frame wear annually due to dryness and discomfort. There are between 500,000 and 1.5 million LASIK procedures performed in the U.S each year, and about 50% of patients experience DED post-operatively.

Diagnostic Alternatives for Dry Eye Disease

Existing diagnostic assays are highly subjective, do not correlate well with symptoms, are invasive for patients and may require up to an hour of operator time to perform. All of these factors have constrained the diagnosis and treatment of the DED patient population. As physicians have not had access to objective, quantitative diagnostic assays that correlate well with and the severity of DED disease, it has been difficult for them to objectively differentiate DED symptoms from other eye diseases that present with very similar symptoms, such as ocular allergies, conjunctivochalasis or infectious bacterial or viral diseases. To treat DED effectively and to mitigate the emotional and physical effects of this disease, it is important to equip physicians with objective, quantitative measurements of disease pathogenesis so they can determine more accurately the most efficacious treatments for their patients.

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

The main challenge in measuring osmolarity at the point-of-care is the small volume of tear available for testing. Older laboratory osmometers require upwards of ten microliters of fluid to produce a single reading. In addition, these instruments are not particularly suitable for use in a physician’s office, since they require continual calibration, cleaning and maintenance. Existing osmometers currently are marketed primarily to reference and hospital laboratories for the measurement of osmolarity in blood, urine and other serum samples.

TearLab’s Product

Our TearLab® Osmolarity System is an integrated testing system comprised of: (1) the TearLab disposable, which is a single-use microfluidic microchip; (2) the TearLab Pen, which is a hand-held device that interfaces with the TearLab disposable; and (3) the TearLab Reader, which is a small desktop unit that allows for the docking of the TearLab Pen and provides a quantitative reading for the operator. The innovation of the TearLab® Osmolarity System is its ability to measure precisely, rapidly, and inexpensively biomarkers in nanoliter volumes of tear samples or approximately 1,000 times less volume than required for older laboratory devices.

The operator of the TearLab® Osmolarity System, most likely a technician, collects the tear sample from the patient’s eye in the TearLab disposable, using the TearLab Pen. After the tear has been collected, the operator places the Pen into the Reader. The TearLab Reader then will display an osmolarity reading to the operator. Following the completion of the test, the TearLab disposable will be discarded and a new TearLab disposable will be readied for the next test. The entire process, from sample to answer, should require approximately two minutes or less to complete.

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

While our current focus is on building our business in the United States, we do have distributorship agreements in place in Europe, Asia, Australia and South America.

Competition

We have identified two laboratory technologies that claim to be able to measure the osmolarity of nanoliter tear samples. The first, LacriPen, is listed as “under development” by Lacrisciences, LLC (Washington, DC, US), does not have FDA 510(k) clearance or a CLIA waiver, and is not at the commercial stage at this time. Similarly, the i-Pen is listed on the i-Med Pharma website, claims to measure tear osmolarity, and is listed as being for professional in vivo diagnostic use only, but is not yet being sold to our knowledge and does not have FDA 510(k) or a CLIA waiver. Another investigational device aimed at dry eye diagnosis, the TeaRx, manufactured by DiagnosTear Ltd., a division of BioLight Life Sciences Investments of Tel Aviv, Israel, has recently announced positive correlations between TeaRx diagnostic parameters and benchmarks used to test for dry eye syndrome. Another non-osmolarity based in vitro diagnostic test for dry eye has recently been developed by RPS, Inc., of Sarasota Florida. RPS has commercialized a tear test for dry eye that measures MMP-9. This test is FDA cleared and has obtained a CLIA waiver. Another company, ATD (Advanced Tear Diagnostics) has a CLIA classification of Moderately Complex in the United States, and markets products that measure lactoferrin and IgE in human tears for the diagnosis of aqueous deficient dry eye disease and ocular allergy, respectively.

As there are no other commercially available instruments to measure tear film osmolarity at the point-of-care, we believe that existing DED diagnostic tests, such as the Schirmer Test and ocular surface staining, are our primary source of competition.

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

Tests like impression cytology and corneal staining, although indicative of relatively late stage phenomena in DED, are subjective, qualitative and generally do not correlate to disease pathogenesis. We believe the Schirmer Test is an imprecise marker of tear function since its diagnostic results vary significantly.

Although, at the present time, there does not appear to be a direct competitor to the TearLab® Osmolarity System, many industry participants have substantially greater resources than we do. This means that those industry participants may be able to make greater investments in research and development, marketing, promotion and sales, than we are capable of right now or will be capable of during the foreseeable future.

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

Patents and Proprietary Rights

We own or have exclusive licenses to multiple patents and applications relating to the TearLab® Osmolarity System and related technology and processes:

●	eleven issued U.S. patents; relating to the TearLab® Osmolarity System and related technology and processes and have applied for a number of other patents in the United States and other jurisdictions;

●	twenty five issued patents in the rest of the world; and

●	eighteen applications pending.

We intend to rely on know-how, continuing technological innovation and in-licensing opportunities to further develop our proprietary position. Our ability to obtain intellectual property protection for the TearLab® Osmolarity System and related technology and processes, and our ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on our intellectual property rights, will have a substantial impact on our ability to succeed in our business. Although we intend to seek to protect our proprietary position by, among other methods, continuing to file patent applications, the patent position of companies like TearLab is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify a proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any part of our patent applications will result in the issuance of any patents. Our issued patents, those that may be issued in the future or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop would-be competitors from marketing tests identical to the TearLab® Osmolarity System.

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

Clinical, Regulatory, Research and Development Expenditure

Our clinical, regulatory, research and development expense was $7.0 million, $2.8 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Employees

On December 31, 2015, we had 118 full-time employees. We announced, on February 29, 2016, that we entered into a staff reduction plan, resulting in a workforce reduction of 54 full-time positions. None of our employees are covered by a collective bargaining agreement.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below before making an investment decision. Our business could be harmed if any of these risks, as well as other risks not currently known to us or that we currently deem immaterial, materialize. The trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and schedules, and other filings with the SEC. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those discussed in this Annual Report on Form 10-K. These risks and uncertainties include the following:

Risks Related to Our Financial Condition

We have limited working capital and a history of losses that raise substantial doubts as to whether we will be able to continue as a going concern.

We have prepared our consolidated financial statements on the basis that we would continue as a going concern. However, we have incurred losses in each year since our inception. Our net working capital balance at December 31, 2015 was $14.1 million which represents a $2.2 million decrease in the balance from our working capital of $16.3 million at December 31, 2014. We do not currently have any available borrowing under our term loan or credit facility.

Although current levels of cash flows are negative, management believes the Company’s existing cash will be sufficient to cover its operating and other cash demands until the second quarter of 2016.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern. If we are unable to generate positive cash flows from operations, we would need to undertake a review of potential business alternatives, which may include, but are not limited to, a merger or sale of the company or ceasing operations and winding down the business.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception. As of December 31, 2015, we had an accumulated deficit of $492.8 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

We will need to raise additional capital in the near future. Such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders, would experience further dilution.

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

On March 4, 2015, the Company executed a term loan agreement with CRG as lenders (the “Term Loan Agreement”) providing the Company with access of up to $35.0 million under the Term Loan Agreement. The Company entered into an amendment of the Term Loan Agreement with CRG on August 6, 2015. The Company received $25.0 million in gross proceeds during 2015. A third tranche of $10.0 million is available to the Company only if we achieve at least $38.0 million in twelve-month sales revenue prior to June 30, 2016, and satisfy other borrowing conditions, and we may not be able to achieve these conditions. The Company can make no assurance that it will be able to raise either additional debt financing or additional equity capital. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all.

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

The CRG loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum annual revenue and minimum cash threshold levels. The minimum annual revenue threshold levels required by the Term Loan are $25.0 million, $30.0 million, $45.0 million, $60.0 million, $75.0 million, and $85.0 million for calendar years 2015, 2016, 2017, 2018, 2019 and 2020, respectively. The minimum cash balance required is $5.0 million, subject to certain conditions.

If the Company does not have annual revenue greater or equal to the annual revenue covenant in a calendar year, the Company will have to raise subordinated debt or equity (the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement. We cannot assure you that we will be able to achieve the annual revenue thresholds and the daily cash threshold. We cannot assure you that we would be able to raise the financing for the CRG Equity Cure, if required. In addition, in the event of our breach of the Term Loan Agreement with CRG, we may not be allowed to draw additional amounts under the Term Loan Agreement, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

Borrowings under the Term Loan Agreement are subject to certain conditions, including the non-occurrence of a material adverse change in our business or operations (financial or otherwise), or a material impairment of the prospect of repayment of obligations.

Our existing Term Loan Agreement contains restrictive and financial covenants that may limit our operating flexibility.

Our existing Term Loan Agreement with CRG contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the Term Loan Agreement. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the agreement. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under the Term Loan Agreement.

Our financial results may vary significantly from year-to-year [and quarter-to-quarter] due to a number of factors, which may lead to volatility in the trading price of our common stock.

Our annual and quarterly revenue and results of operations have varied in the past and may continue to vary significantly from year-to-year and quarter-to-quarter. The variability in our annual and quarterly results of operations may lead to volatility in our stock price as research analysts and investors respond to these annual fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including:

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

The TearLab® Osmolarity System is currently our only product. Our product is currently sold outside of the United States pursuant to CE mark approval; in Canada pursuant to a Health Canada Medical Device License; and in the United States as a result of having received 510(k) approval from the FDA to market the TearLab® Osmolarity System to those reference and physician operated laboratories with CLIA waiver certifications. Even though the TearLab® Osmolarity System has received all regulatory approvals in the United States, it may never be successfully commercialized. If the TearLab® Osmolarity System is not as successfully commercialized as expected, we may not be able to generate revenue, become profitable or continue our operations. Any failure of the TearLab® Osmolarity System to be successfully commercialized in the United States would have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

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

As of December 31, 2015, our total liabilities were $32.3 million including $24.9 million of long-term obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our liabilities present the following risks:

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

Since inception, we have funded our operations through debt and equity financings, including the exercise of warrants and options in 2013, the underwritten public offering in July 2013, as well as the Term Loan Agreement in March 2015. However, our prospects for obtaining additional financing are uncertain. Additional capital may not be available on terms favorable to us, or at all. If financing is available, it may not be sufficient for us to continue as a going concern and it may be on terms that adversely affect the interest of our existing stockholders. In addition, future financings could result in significant dilution of existing stockholders and adversely affect the economic interests of existing stockholders.

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

Many, if not all of our customers, are covered entities under the Health Insurance Portability and Accountability Act of August 1996 or HIPAA. As part of the operation of our business, we provide reimbursement assistance to certain of our customers and as a result we act in the capacity of a business associate with respect to any patient-identifiable medical information, or PHI, we receive in connection with these services. We and our customers must comply with a variety of requirements related to the handling of patient information, including laws and regulations protecting the privacy, confidentiality and security of PHI. The provisions of HIPAA require our customers to have business associate agreements with us under which we are required to appropriately safeguard the PHI we create or receive on their behalf. Further, we and our customers are required to comply with HIPAA security regulations that require us and them to implement certain administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic PHI, or EPHI. We are required by regulation and contract to protect the security of EPHI that we create, receive, maintain or transmit for our customers consistent with these regulations. To comply with our regulatory and contractual obligations, we may have to reorganize processes and invest in new technologies. We also are required to train personnel regarding HIPAA requirements. If we, or any of our employees or consultants, are unable to maintain the privacy, confidentiality and security of the PHI that is entrusted to us, we and/or our customers could be subject to civil and criminal fines and sanctions and we could be found to have breached our contracts with our customers. Under the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and recent omnibus revisions to the HIPAA regulations, we are directly subject to HIPAA’s criminal and civil penalties for breaches of our privacy and security obligations and are required to comply with security breach notification requirements. The direct applicability of the HIPAA privacy and security provisions and compliance with the notification requirements requires us to incur additional costs and may restrict our business operations.

Our patents may not be valid, and we may not obtain and enforce patents to protect our proprietary rights from use by would-be competitors. Companies with other patents could require us to stop using or pay to use required technology.

Our owned and licensed patents may not be valid, and we may not obtain and enforce patents to maintain trade secret protection for our technology. The extent to which we are unable to do so could materially harm our business.

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

The testing, manufacturing, marketing and sale of therapeutic and diagnostic products entail significant inherent risks of allegations of product liability. Our past use of the RHEO™ System and the components of the SOLX Glaucoma System in clinical trials and the commercial sale of those products may have exposed us to potential liability claims. Our use of the TearLab® Osmolarity System and its commercial sale could also expose us to liability claims. All of such claims might be made directly by patients, health care providers or others selling the products. We carry clinical trials and product liability insurance to cover certain claims that could arise, or that could have arisen, during our clinical trials or during the commercial use of our products. We currently maintain clinical trials and product liability insurance with aggregate annual coverage limits of $2.0 million. Such coverage, and any coverage obtained in the future, may be inadequate to protect us in the event of successful product liability claims, and we may not increase the amount of such insurance coverage or even renew it. A successful product liability claim could materially harm our business. In addition, substantial, complex or extended litigation could result in the incurrence of large expenditures and the diversion of significant resources.

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

We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that any changes in processes and procedures can be completed in a timely manner. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act of 2002 reveals material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require additional remedial measures which could be costly and time-consuming. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

We have never paid cash dividends on our common stock and have no present intention to pay any dividends in the future. We are not profitable and may not earn sufficient revenue to meet all operating cash needs. As a result, we intend to use all available cash and liquid assets in the development of our business. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements, our operating and financial conditions and on such other factors as our board of directors may deem relevant. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

Our certificate of incorporation authorizes us to issue up to 10.0 million shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

●	adversely affect the voting power of the holders of our common stock;

●	make it more difficult for a third party to gain control of us;

●	discourage bids for our common stock at a premium;

●	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

●	otherwise adversely affect the market price or our common stock.

Our common stock may be delisted from The NASDAQ Capital Market if we cannot maintain compliance with NASDAQ’s continued listing requirements.

In order to maintain our listing on NASDAQ, we are required to maintain a stockholders’ equity and minimum bid price requirement. There are no assurances that we will be able to sustain long-term compliance with NASDAQ’s stockholders’ equity requirement or minimum bid price requirement. In particular, we are required to maintain a minimum bid price of $1.00, and we have traded below that threshold since February 2, 2016. If we fail to maintain compliance with the applicable requirements, our stock may be delisted. Delisting from The NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The NASDAQ Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from The NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

If we are delisted from The NASDAQ Capital Market, your ability to sell your shares of our common stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted, it would come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934, or the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

ITEM 2. Properties.

Our world-wide headquarters, located in San Diego, California, occupies 14,700 square feet of commercial and industrial space. We use this space for administrative, sales, and research and development activities. The current arrangement extends to June 2018. The total future minimum obligation under this lease is $790,000 for the remaining term of the arrangement with the 2016 obligation being $310,000.

We also lease 7,700 square feet of commercial space in Southlake, Texas for our customer care, marketing, finance, and administrative functions. The lease has a term through February 2018, but we have the option to terminate any time after February 2016.

We believe that the California and Texas facilities are suitable and adequate to support our current operations. We believe that if our existing facilities are not adequate to meet our business requirements long-term, additional space will be available on commercially reasonable terms.

ITEM 3. Legal Proceedings.

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock trades on the NASDAQ Capital Market (“NASDAQ”) under the symbol “TEAR” and the Toronto Stock Exchange (“TSX”) under the symbol “TLB”.

The following table sets forth the range of high and low sales prices per share of our common stock on both the NASDAQ and the TSX for the fiscal periods indicated.

	Common Stock Prices
	Fiscal 2015				Fiscal 2014
	High		Low		High		Low
NASDAQ Capital Market
First Quarter		$3.15		$1.50		$10.36		$6.00
Second Quarter		2.60		1.96		7.16		3.80
Third Quarter		3.03		1.80		5.97		3.29
Fourth Quarter		2.25		1.15		3.71		2.05
TSX
First Quarter	C$	4.00	C$	1.92	C$	10.95	C$	6.69
Second Quarter		3.23		2.50		7.74		4.20
Third Quarter		3.79		2.43		6.34		3.61
Fourth Quarter		2.92		1.61		4.07		2.50

The closing share price for our common stock on March 4, 2016 as reported by NASDAQ, was $0.84. The closing share price for our common stock on March 4, 2016, as reported by TSX, was C$1.15.

As of March 4, 2016, there were approximately 75 active stockholders of record of our common stock.

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

Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock to the cumulative return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Medical Equipment Index for the period beginning December 31, 2010, and ending on December 31, 2015. The graph assumes that $100 was invested on December 31, 2010, and assumes reinvestment of dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed ‘‘filed’’ for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of TearLab Corp. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements, the related notes thereto and the information contained in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of loss data, consolidated balance sheet data, and consolidated other data set forth below as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods; the risk factors set forth in Part I, Item 1A, “Risk Factors,” of this report also discuss material uncertainties that could cause the data reflected below not to be indicative of our future financial condition or results of operations. We declared no cash dividends during the periods presented. Table is in thousands except per share data.

	Year Ended December 31,
	2011	2012	2013	2014	2015

Consolidated Statements of Comprehensive Loss Data:
Revenue	$2,124	$3,960	$14,645	$19,718	$25,156
Costs and operating expenses
Cost of goods sold	1,626	2,295	8,146	10,096	12,557
Amortization of intangible assets	1,215	1,215	1,215	1,462	1,501
General and administrative	3,842	4,770	8,942	13,555	14,935
Clinical, regulatory and research and development	1,304	2,241	1,095	2,792	6,951
Sales and marketing	2,195	5,471	13,021	16,817	19,349
Impairment of long-lived assets	0	0	0	0	1,372
Total costs and operating expenses	10,182	15,992	32,419	44,722	56,665
Other income (expense), net	(751)	(7,280)	(11,216)	1,282	(1,720)
Loss from operations before income taxes	(8,809)	(19,312)	(28,990)	(23,722)	(33,229)
Recovery of income taxes	-	-	-	-	-
Net loss	$(8,809)	($19,312)	$(28,990)	$(23,722)	$33,229)
Per Share Data:
Net loss per share — basic	$(0.50)	($0.76)	$(0.94)	$(0.71)	$0.99)
Net loss per share — diluted	$(0.50)	($0.76)	$(0.94)	$(0.74)	$0.99)
Weighted average number of shares used in per share calculations — basic	17,745	25,490	30,759	33,579	33,698
Weighted average number of shares used in per share calculations —diluted	17,745	25,490	30,759	33,717	33,732

	As of December 31,
	2011	2012	2013	2014	2015

Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,807	$15,437	$37,778	$16,338	$13,838
Working capital (deficiency)	(767)	9,341	34,297	16,297	14,139
Total assets	10,538	24,139	49,957	31,031	28,351

Current liabilities	5,018	9,295	8,589	6,397	7,482
Long-term debt, net of unamortized discount	-	-	-	-	24,859
Total liabilities	5,018	9,295	8,589	6,397	32,341

Exchange right	-	-	-	250	250

Common stock	20	29	33	34	34
Additional paid-in capital	393,035	421,662	477,172	483,909	488,514
Accumulated deficit	(387,535)	(406,847)	(435,837)	(459,559)	(492,788)
Total stockholders' equity (deficit)	5,520	14,844	41,368	24,384	(4,240)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, included in Item 8 of this Report. Unless otherwise specified, all dollar amounts are in U.S. dollars.

Overview

We are an in vitro diagnostic company that has developed a proprietary tear testing platform, the TearLab® Osmolarity System. The TearLab test measures tear film osmolarity for diagnosis of DED. Tear osmolarity is a quantitative and highly specific biomarker that has been shown to correlate with DED. The TearLab test enables the rapid measurement of tear osmolarity in a doctor’s office. Commercializing our Point-of-Care tear testing platform is the focus of our business.

In October 2008, the TearLab® Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark. In connection with the CE mark clearance, we have entered into multi-year agreements with numerous distributors for distribution of the TearLab® Osmolarity System. Currently, we have signed distribution agreements in South America, Europe, Asia, and Australia. We sell directly to the customer in the United States and Canada.

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

On October 19, 2010 we announced that a unique, new Current Procedural Terminology, or CPT, code that will apply to the TearLab Osmolarity test had been published by the American Medical Association, or AMA. The new code became effective January 1, 2011. The new CPT code for the TearLab Osmolarity test is: 83861; Microfluidic analysis utilizing an integrated collection and analysis device, tear osmolarity (For microfluidic tear osmolarity of both eyes, report 83861 twice). This code falls under the Chemistry sub-section of the Pathology and Laboratory section of the CPT Codebook and was listed under the 2010 Clinical Laboratory Fee Schedule by the Centers for Medicare and Medicaid Services, or CMS. At current 2016 reimbursement rates, payment code 83861 would be reimbursed in every state by CMS at $22.50 per eye. This decision by CMS provides level reimbursement for and equal access to the TearLab Osmolarity Test across all of the United States.

On January 23, 2012, we announced that after we submitted labeling to the FDA, it reviewed and accepted such labeling, and granted the waiver categorization under CLIA for the TearLab® Osmolarity System.

In February 2016, we initiated a divestiture or wind-down of the OcuHub subsidiary. While we continue to explore a possible sale of OcuHub, if a divestiture transaction does not materialize, the wind down of the OcuHub operations is expected to be completed by the end of the first quarter of 2016. During 2015, we incurred a charge of $1.4 million related to the impairment of the intangible and fixed assets of OcuHub. We estimate the restructuring will incur approximately $600 of expense in the first quarter of 2016.

In February 2016, we announced a restructuring in order to improve the productivity of the business. The restructuring resulted in the elimination of 54 full-time positions, certain consulting agreements and other steps to reduce the Company’s annual operating expenses. We estimate severance and other costs of approximately $0.3 million will be incurred, recognized and paid in the first quarter of 2016. As a result of the restructuring, we expect to reduce annual operating expenses by approximately $9.4 million compared to the full year 2015.

RESULTS OF OPERATIONS

Revenue, Cost of Goods Sold and Gross Profit (in thousands)

	For the years ended December 31,
		% of		% of		% of
	2015	Revenue	2014	Revenue	2013	Revenue
Revenue	$25,156	100.0%	$19,718	100.0%	$14,645	100.0%
Cost of goods sold	12,557	49.9%	10,096	51.2%	8,146	55.6%
Gross profit	$12,599	50.1%	$9,622	48.8%	$6,499	44.4%

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

Having received 510(k) approval from the FDA in the United States, we have begun selling to customers in the United States who hold CLIA moderate and high complexity certificates and actively support and assist our customers to obtain their moderate complexity CLIA certificates or provide them with support from certified professionals. Having obtained a CLIA waiver certificate in early 2012, we continue to actively support our customers in obtaining their CLIA waiver documentation which will allow us to sell our product to the approximately 50,000 eye care practitioners in the United States that are candidates to operate under a CLIA waiver certification.

We are working with our established distributors in Europe, South America and Asia to increase sales. The ability for re-imbursement to be obtained in many of those countries where we have distributors will facilitate our ability to increase sales and stimulate the commercialization process. In countries where we have distributors, we are supporting physicians in local clinical trials and providing them with the required guidance to understand the relationship between DED and osmolarity and how to manage their patients with objective diagnostic data.

Revenue increased $5.4 million or 28% for the year ended December 31, 2015 compared to the prior year. The increase in 2015 was due in part to bringing in new accounts and converting existing accounts to our FLEX card program. This led to an increase in test card volume which represented $4.9 million of the increase in revenue.

Revenue increased by $5.1 million or 35% for the year ended December 31, 2014 as compared to the prior year. The increase is primarily driven from test card sales volume representing $5.0 million of the total increase. Test card volume increase is consistent with the increase in demand from new customers signed onto the various test card sales programs offered by the Company.

Cost of Goods Sold

TearLab cost of sales includes costs of goods sold, depreciation of reader systems, warranty, and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab® Osmolarity System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

Our cost of sales for the year ended December 31, 2015 increased $2.5 million or 24% compared to the prior year. The increase in cost of sales is a function of higher revenue and test card sales volume and $0.3 million of costs of goods sold related to our OcuHub subsidiary, which did not occur in 2014, partially offset by a favorable impact on the pricing of our test card purchases.

Our cost of sales for the year ended December 31, 2014 increased by $2.0 million or 24% compared to the prior year primarily due to the increase in sales volume of TearLab test cards, as the Company focuses its sales activities to its domestic customers on its annual test card commitment programs and its high volume large multi-doctor practice programs.

Gross Profit

Gross profit for the year ended December 31, 2015 increased by $3.0 million or 31% compared to the prior year on higher revenue. Gross margin improved to 50%, compared to 49% in the prior year, as our test card purchases benefited from favorable pricing relative to the prior year.

Gross profit for the year ended December 31, 2014 increased by $3.1 million or 48% compared to the prior year, primarily due to higher sales volume. Gross margin for the year ended December 31, 2014 was 49% as compared to 44% for the prior year which is primarily due to lower cost associated with test cards sold during the year and due to a weakening Australian dollar at the time of purchasing test card inventory.

Operating Expenses (in thousands)

	For the years ended December 31,
		% of		% of		% of
	2015	Revenue	2014	Revenue	2013	Revenue
Amortization of intangible assets	$1,501	6.0%	$1,462	7.4%	$1,215	8.3%
General and administrative	14,935	59.4%	13,555	68.7%	8,942	61.1%
Clinical, regulatory and research and development	6,951	27.6%	2,792	14.2%	1,095	7.5%
Sales and marketing	19,349	76.9%	16,817	85.3%	13,021	88.9%
Impairment of long-lived assets	1,372	5.5%	-	0.0%	-	0.0%
Total operating expenses	$44,108	175.3%	$34,626	175.6%	$24,273	165.7%

Amortization of Intangible Assets

Amortization expense of intangible assets for the year ended December 31, 2015 increased $39,000 or 3% compared to 2014. The slight increase was because of a full year of amortization of the intangibles acquired with OcuHub in 2014, compared to a partial year in 2014. Amortization expense of intangible assets for the year ended December 31, 2014, as compared to the prior fiscal year increased $247,000 and was related to the intangible assets acquired in the OcuHub business unit purchase from AOA Excel, Inc. in March 2014.

General and Administrative Expenses

General and administrative expenses increased $1.4 million or 10% for the year ended December 31, 2015 compared to 2014. The increase in general and administrative expenses was due to $1.1 million of costs incurred in association with transitioning our office support team from California to Texas and an increase of $0.5 million of general and administrative costs attributed to a full year of OcuHub activities. These increases were offset in part by a $0.4 million decrease in stock compensation expense.

For the year ended December 31, 2014, general and administrative expenses increased by $4.6 million or 52% as compared with the prior year, primarily due to an increase of $2.4 million in employee salary expense driven by a 35% increase in headcount, an increase of $0.6 million in stock-based compensation expense related to options granted to new employees and the board of directors, an increase of $0.6 million in professional fees and legal costs, and an increase of $1.0 million in administrative expenses, travel and public company costs.

Clinical, Regulatory and Research and Development

For the year ended December 31, 2015, clinical, regulatory and research and development expenses increased by $4.2 million or 149%, as compared with the prior year. The increase was primarily due to research and product development associated with the next generation diagnostic products.

For the year ended December 31, 2014, clinical, regulatory and research and development expenses increased by $1.7 million or 155%, as compared with the prior year. The increase was mainly due to a $1.7 million increase in research and development costs and $0.1 million in professional and legal fees and travel. The increase was offset by $0.1 million lower employee, clinical trials and administrative costs over the prior year.

Sales and Marketing Expenses

For the year ended December 31, 2015, sales and marketing expenses increased by $2.5 million or 15% as compared with the prior year. The increase is due to an increase of $2.8 million of employee related costs, as we expanded our sales base and increased incentive compensation on higher sales performance against 2015 targets. The increase was partially offset by a $0.3 million reduction in costs incurred for marketing agency fees in 2015 compared to 2014.

For the year ended December 31, 2014, sales and marketing expenses increased by $3.8 million or 29% as compared with the prior year. The increase was attributable to a $3.0 million increase in employee costs including commissions, driven by an increase of 28% in headcount, 35% increase in revenue and an increase in business development costs, $0.7 million increase in travel costs associated with the increased market penetration of the TearLab product in the United States, $1.0 million increase in marketing and advertising expense and $0.2 million increase in professional services. The increase was offset by a $0.5 million decrease in stock-based compensation expense, $0.3 million decrease in bad debt expense and $0.3 million decrease in administrative costs.

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

Impairment of Long-lived Assets

As more fully described in Note 4 to the Consolidated Financial Statements, the Company performs an evaluation of long-lived assets and intangible assets for impairment when certain indicators of impairment are present. During the year-ended December 31, 2015, the performance of the Company and the OcuHub subsidiary indicated potential impairment. Based on current projections regarding future cash flows of the OcuHub subsidiary, the evaluation resulted in an impairment of $1.4 million to the intangible and tangible long-lived assets of OcuHub, recorded to impairment of long-lived assets on the Consolidated Statements of Operations. There were no impairments during the years ended December 31, 2014 or 2013.

Other Income (Expense), Net (in thousands)

	For the years ended December 31,
		% of		% of		% of
	2015	Revenue	2014	Revenue	2013	Revenue
Interest income (expense)	$(2,023)	-8.0%	$28	0.1%	$35	0.2%
Changes in fair value of warrant obligations	227	0.9%	1,175	6.0%	(11,105)	-75.8%
Other, net	76	0.3%	79	0.4%	(146)	-1.0%
Total other income (expense)	$(1,720)	-6.8%	$1,282	6.5%	$(11,216)	-76.6%

Interest Income (Expense)

Interest expense is generated from our long-term debt under the Term Loan Agreement, which the Company entered into in March 2015. The Company did not carry long-term debt nor did we have interest expense in 2014 or 2013. Interest income consists of interest income earned on our cash and cash equivalents.

Changes in Fair Value of Warrant Obligation

During the year ended December 31, 2014 certain holders of 2011 Warrants exercised 304,945 warrants. The Company received no cash proceeds from these cashless exercises. The Company is required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $2.6 million, an increase of $0.3 million from the previous value at December 31, 2013. The fair value was determined using the Black-Scholes Merton option pricing model and the increase was recorded as an expense in other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014.

During the year ended December 31, 2013 certain holders of 2011 Warrants exercised 1,571,136 warrants. The Company received $0.7 million in proceeds from these exercises. The Company was required to record the outstanding warrants at fair value at the time of exercise, before moving the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company, therefore, estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $13.3 million, an increase of $8.6 million from the previous value at December 31, 2012. The fair value was determined using the Black-Scholes Merton option pricing model and the increase was recorded as an expense in other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2013.

In addition, the Company records the outstanding warrants presented as liabilities at their fair value as of the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company estimated the fair value of the remaining warrant liability obligation as of December 31, 2015 and 2014 to be $29,000 and $0.3 million, respectively, a decrease of $0.2 million and $1.4 million from the previous valuations at December 31, 2014 and 2013. These amounts were recorded as a benefit to other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015 and 2014, respectively. An increase of $4.0 million at December 31, 2013 in the fair value of warrant obligations was recorded as a charge to other income expense for the year ended December 31, 2013.

Other Income (Expense)

Other expense for the years ended December 31, 2015, 2014 and 2013 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources (in thousands)

	As of December 31,
	2015	2014
Cash and cash equivalents	$13,838	$16,338
Percentage of total assets	48.8%	52.7%
Working capital	14,139	16,297

Financial Condition

Based on our current rate of cash consumption, we estimate we will need additional capital in the second quarter of 2016 and our prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. The CRG Term Loan Agreement provides for an increase in the term loan of up to $10.0 million, provided we achieve trailing twelve-month revenue of at least $38.0 million prior to June 30, 2016. The Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Unless we succeed in raising additional capital or significantly reduce the cash consumed in the operations of the Company, we anticipate that we will be unable to continue our operations through the end of the second quarter of 2016. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	whether government and third-party payers agree to reimburse the TearLab® Osmolarity System;

●	whether eye care professionals engage in the process of obtaining their CLIA waiver certification;

●	the costs and timing of building the infrastructure to market and sell the TearLab Osmolarity System;

●	the cost and results of continuing development of the TearLab® Osmolarity System;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the effect of competing technological and market developments and

●	Our purchases of test cards are in Australian dollars and fluctuations in the exchange rate between the U.S. dollar and Australian dollar may be material. For example, in 2015 we purchased Australian dollars to pay to our Australian supplier and the exchange rate between the U.S. and Australian dollar fluctuated from $0.82 USD to $0.69 USD per $1.00 AUD.

At the present time, our only product is the TearLab® Osmolarity System, and although we have received 510(k) approval from the FDA and a CLIA waiver approval from the FDA, at this time, we do not know when we can expect to begin to generate sufficient revenue from the TearLab® Osmolarity System in the United States to attain profitable operations.

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

Indebtedness

On March 4, 2015, the Company executed the Term Loan Agreement with CRG as lenders providing the Company with access of up to $35.0 million under the Term Loan Agreement. The Company entered into a second amendment to the Term Loan Agreement with CRG on August 6, 2015. The Company received $15.0 million in gross proceeds under the Term Loan Agreement on March 4, 2015, and an additional $10.0 million on October 6, 2015. A third tranche of $10.0 million is available to the Company if the Company achieves at least $38.0 million in trailing twelve-month revenue prior to June 30, 2016, and satisfies other borrowing conditions. As part of the second amendment to the Term Loan Agreement and funding of the $10.0 million tranche, CRG received warrants to purchase 350,000 common shares in the Company at a price of $5.00 per share. The warrants have a life of five years. The Term Loan Agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. At the Company’s option, during the first four years a portion of the interest payments may be deferred and paid together with the principal in the fifth and sixth years.

The Term Loan Agreement is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. The minimum annual revenue threshold level required by the Term Loan Agreement for calendar year 2015 is $25.0 million. The minimum cash balance required is $5.0 million, subject to certain conditions.

If the Company does not have annual revenue greater or equal to the annual revenue covenant in a calendar year, the Company will have to raise subordinated debt or equity (the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement. In the event the Company does not achieve the minimum revenue threshold and it cannot complete the CRG Equity Cure, it may be in default of the Term Loan Agreement. In the event of a default, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents and cash generated from business operations will be sufficient to sustain our operations until the second quarter of 2016. We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable and, to a lesser degree, interest income on our cash balances. Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect to use our cash primarily to fund our operating expenses and pursue and maintain our patents and trademarks. In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows (in thousands)

	Years ended December 31,
	2015	2014	2013

Cash used in operating activities	$(23,703)	$(18,172)	$(13,234)
Cash used in investing activities	(3,388)	(3,816)	(2,905)
Cash provided by financing activities	24,591	548	38,480
Net decrease in cash and cash equivalents during the period	$(2,500)	$(21,440)	$22,341

Cash Used in Operating Activities

Net cash used in our operating activities for 2015 was $23.7 million. Net cash used in operating activities was less than our net loss for the year of $33.2 million primarily due to stock compensation expense, depreciation and amortization, and an impairment to long-lived assets during the year. In aggregate, these non-cash expenses totaled $9.1 million during the year.

Net cash used to fund our operating activities during the year ended December 31, 2014 was $18.2 million which was lower than our net loss of $23.7 million primarily due to non-cash charges. The non-cash charges which comprise a portion of the net loss during that period consist primarily of the amortization and depreciation of intangible assets, fixed assets, patents and trademarks, warrant obligation expense and stock-based compensation expense in the aggregate total of $5.6 million.

Net cash used to fund our operating activities during the year ended December 31, 2013 was $13.2 million which was lower than our net loss of $29.0 million primarily due to non-cash charges. The non-cash charges which comprise a portion of the net loss during that period consist primarily of the amortization of intangible assets, fixed assets, patents and trademarks, warrant obligation expense and stock-based compensation expense in the aggregate total of $16.7 million.

The net change in non-cash working capital and non-current asset balances related to operations for the years ended December 31, 2015, 2014 and 2013 consists of the following (in thousands):

	Years ended December 31,
	2015	2014	2013
Accounts receivable, net	$(540)	$1,044	$(2,635)
Inventory	(987)	(2,101)	978
Prepaid expenses and other assets	100	(162)	(252)
Other non-current assets	(24)	(117)	(12)
Accounts payable	90	1,340	(436)
Accrued liabilities	1,318	(147)	1,329
Deferred interest	681	-	-
Deferred rent/revenue	(60)	106	67
	$578	$(37)	$(961)

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Accounts receivable increased in 2015 on increased year-over-year revenue. Accounts receivable decreased in 2014 due to improved collection efforts and an increase in customers paying by credit card at the time of product shipment. Accounts receivable increased in 2013 as a result of increased revenue related to sales of the TearLab® Osmolarity System;

●	Inventory increased in 2015 as we built our inventory to a level to satisfy anticipated near-term demand. Inventory increased in 2014 from 2013 primarily due to minimum purchase commitments with contract manufacturers;

●	Accrued liabilities increased in 2015, primarily due to unbilled progress on the development associated with the next generation diagnostic products. Accrued liabilities decreased in 2014 due to the timing of invoices received from vendors. Accrued liabilities increased in 2013 as a result of royalties, commissions and sales related taxes due as a result of increasing sales. Amounts due to professionals, employees and inventory suppliers also increased in 2013;

●	Deferred interest in 2015 relates to the Company electing the option to defer a portion of the interest on the Term Loan Agreement and pay together with the principal in the fifth and sixth year of the Term Loan Agreement.

Cash used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2015, 2014 and 2013 was $3.4 million, $3.8 million and $2.9 million, respectively, which we used to acquire fixed assets, primarily the TearLab® Osmolarity System readers and the $1.4 million paid to acquire the assets of OcuHub in 2014.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $24.6 million and relates to proceeds received during the year under our Term Loan Agreement. Net cash provided by financing activities for the year ended December 31, 2014 was $0.5 million and was comprised of $0.3 million provided by option and ESPP exercises and $0.3 million from the sale of OcuHub membership units. Net cash provided by financing activities for the year ended December 31, 2013 was $38.5 million and was made up of $40.4 million raised with the issuance common stock in a public offering, offset by costs incurred in these transactions of $3.0 million, as well as $1.2 million raised from the exercise of warrants and options.

The following table summarizes our contractual commitments as of December 31, 2015 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than	1 To 3	More Than
Contracutal obligation	Total	1 Year	Years	3 Years

Operating leases	$916	$381	$534	$1
Royalty payments	840	70	140	630
Marketing service agreements	325	100	200	25
Long-term debt	25,681	-	-	25,681
Interest payments	14,608	3,339	6,678	4,591
Total contractual obligations	$42,370	$3,890	$7,552	$30,928

Off-Balance-Sheet Arrangements

As of December 31, 2015, we did not have any material off-balance-sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our intangible assets, uncollectible receivables, inventories, debt and equity instruments and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements.

Revenue recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. The Company records revenue when all of its obligations are completed, which is generally upon shipment of the Company’s products. Amounts received in excess of revenue recognizable are deferred.

Our revenue is primarily derived from the sale of disposable test cards. We sell our proprietary TearLab® Osmolarity System and related test cards to our customers, who are primarily eye care professionals, for use in osmolarity testing procedures. Our products are generally shipped from our primary distribution and warehousing operations facility located in San Diego, California. Sales are direct to customers in the United States and Canada and to distributors in South America, Europe, Asia and Australia.

The Company enters into contracts where revenue is derived either from agreements whereby the customer is provided the right to use the TearLab® Osmolarity System (reader equipment) at no separate cost to the customer in consideration for a minimum purchase commitment of disposables over the related contract term (referred to as either “Use Agreements”, “Masters Agreements” or “Flex Agreements”), or from agreements with sales of multiple deliverables, such as the reader equipment and disposable test cards (referred to as “Purchase Agreements”). On a limited basis, we will sell our reader equipment or disposable test cards on a stand-alone basis, primarily in academic settings.

Purchase commitments for Use Agreements and Flex Agreements are expressed in the agreement for a specified period of time (generally one to three years), and the purchase commitment for Masters Agreements is implied for large physician practices with an expectation of purchasing certain levels of test cards. The Company recovers the cost of providing the reader equipment in the amount charged for disposables. These agreements are treated as operating leases as collectability of the minimum lease payments is not reasonably predictable at the outset of the arrangement. Accordingly, revenue is recognized over the defined contract term as disposable test cards are shipped. Revenue under such agreements is allocated between the lease of the reader equipment and the sale of the disposables based upon each component’s relative fair value. When reader equipment is placed with a customer at no separate cost, the Company retains title to the equipment and it remains capitalized on the Company’s consolidated balance sheet as equipment classified within fixed assets, net. After it has been shipped to a customer location, equipment is depreciated on a straight-line basis over its estimated useful life and depreciation expense is included in cost of goods sold within the Consolidated Statement of Operations and Comprehensive Loss.

Revenue recognition for Purchase Agreements with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a TearLab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2015, 2014 and 2013 do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price, as determined by our selling price of similar individual items on a stand-alone basis. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

Although the Company typically has a no return policy for its products, we have established a return reserve for product sales that contain an implicit right of return. Reserves for estimated returns or refunds are netted against accounts receivable and reduce revenue at the time of shipment based on historical experience.

Valuation of intangible and other long-lived assets.

We periodically assess the carrying value of intangible and other long-lived assets, which requires us to make assumptions and judgments regarding the future cash flows of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

●	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

●	loss of legal ownership or title to the asset;

●	significant changes in our strategic business objectives and utilization of the asset(s); and

●	the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of available third party sources and discounted cash flows. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenue or otherwise be used by us. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

As of December 31, 2015, the net book value of identifiable intangible assets that are subject to amortization equaled $1.1 million and the net book value of fixed assets equaled $5.4 million.

Our prior history of losses and losses incurred for the year ended December 31, 2015 is a potential indication of impairment. Accordingly, we assessed whether the TearLab Research technology or the OcuHub platform technology was impaired as of December 31, 2015. Based on management’s estimates of forecasted undiscounted cash flows as of December 31, 2015, we concluded the OcuHub platform technology and related long-lived assets were impaired and recorded an impairment charge of $1.4 million on the Consolidated Statements of Operations and Comprehensive Loss. Our assessment based on the undiscounted cash flows of the TearLab Research technology for the years ended December 31, 2015, 2014 and 2013 concluded there was no impairment.

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions that occurred in 2011. The Company accounts for its warrants issued in accordance with US GAAP accounting guidance applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that these warrants did not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to remeasurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes Merton option pricing model as described in the stock-based compensation section above, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. Option pricing models employ subjective factors to estimate warrant liability; and, therefore, the assumptions used in the Black-Scholes Merton option pricing model are judgmental.

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts to reflect estimated losses resulting from our customers’ inability to make required payments. On an on-going basis, we evaluate the collectability of accounts receivable based on a combination of factors, including historical collection trends, current economic factors, and the assessment of collectability of specific accounts.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in euros and pound sterling. Most of our expenses are denominated in U.S. dollars, however, purchases of test cards are in Australian dollars and a minor portion of our other expenses are in Canadian dollars, Australian dollars and pounds sterling. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, euro or pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, euro or pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars, Australian dollars, euros and pounds sterling to meet short term operating requirements. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

Our long-term debt carries a fixed rate of 13% interest. A decrease in market interest rates would increase the fair value of our long-term debt.

ITEM 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

TearLab Corporation

We have audited the accompanying consolidated balance sheet of TearLab Corporation (the “Company”) as of December 31, 2015, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2015 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TearLab Corporation as of December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TearLab Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2016 expressed an unqualified opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of TearLab Corp.

We have audited the accompanying consolidated balance sheet of TearLab Corp. as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule for the two years in the period ended December 31, 2014 listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TearLab Corp. at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young

San Diego, California

March 13, 2015

TearLab Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$13,838	$16,338
Accounts receivable, net	3,021	2,480
Inventory	3,972	2,986
Prepaid expenses and other current assets	790	890
Total current assets	21,621	22,694

Fixed assets, net	5,352	4,504
Patents and trademarks, net	52	80
Intangible assets, net	1,145	3,596
Other non-current assets	181	157
Total assets	$28,351	$31,031

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,292	$2,202
Accrued liabilities	5,047	3,765
Deferred Rent	114	174
Obligations under warrants	29	256
Total current liabilities	7,482	6,397

Long-term debt	24,859	-

Total liabilities	32,341	6,397

Exchange right	250	250
Commitments and contingencies

Stockholders’ equity (deficit)
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 authorized, 33,760,904 and 33,641,302 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	34	34
Additional paid-in capital	488,514	483,909
Accumulated deficit	(492,788)	(459,559)
Total stockholders’ equity (deficit)	(4,240)	24,384
Total liabilities and stockholders’ equity (deficit)	$28,351	$31,031

See accompanying notes to consolidated financial statements.

TearLab Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013

Revenue
Product sales	$20,325	$16,086	$12,593
Reader equipment rentals	4,831	3,632	2,052
Total revenue	25,156	19,718	14,645
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	10,825	8,804	7,607
Cost of goods sold - reader equipment depreciation	1,732	1,292	539
Gross profit	12,599	9,622	6,499
Operating expenses
Amortization of intangible assets	1,501	1,462	1,215
General and administrative	14,935	13,555	8,942
Clinical, regulatory and research & development	6,951	2,792	1,095
Sales and marketing	19,349	16,817	13,021
Impairment of long-lived assets	1,372	-	-
Total operating expenses	44,108	34,626	24,273
Loss from operations	(31,509)	(25,004)	(17,774)
Other income (expense)
Interest income (expense)	(2,023)	28	35
Changes in fair value of warrant obligations	227	1,175	(11,105)
Other, net	76	79	(146)
Total other income (expense)	(1,720)	1,282	(11,216)
Net loss and comprehensive loss	$(33,229)	$(23,722)	$(28,990)
Weighted average shares outstanding - basic	33,698,086	33,578,820	30,759,305
Net loss per share – basic	$(0.99)	$(0.71)	$(0.94)
Weighted average shares outstanding - diluted	33,731,807	33,717,344	30,759,035
Net loss per share – diluted	$(0.99)	$(0.74)	$(0.94)

See accompanying notes to consolidated financial statements.

TearLab Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

			Additional		Stockholders’
	Common stock		paid-in	Accumulated	equity
	Shares	Amount	capital	deficit	(deficit)

Balance, December 31, 2012	28,741,653	$29	$421,662	$(406,847)	$14,844
Stock-based compensation	-	-	3,738	-	3,738
Warrants exercised	1,375,194	1	13,988	-	13,989
Shares issued in public offerings and registered direct offerings	2,990,000	3	40,362	-	40,365
Issue costs of equity financings	-	-	(3,036)	-	(3,036)
Options exercised	181,854	-	458	-	458
Net loss and comprehensive loss	-	-	-	(28,990)	(28,990)
Balance, December 31, 2013	33,288,701	33	477,172	(435,837)	41,368
Stock-based compensation	-	-	3,824	-	3,824
Warrants exercised	246,936	1	2,615	-	2,616
Options exercised	57,763	-	184	-	184
Issuance of employee purchase plan shares	47,902	-	114	-	114
Net loss and comprehensive loss	-	-	-	(23,722)	(23,722)
Balance, December 31, 2014	33,641,302	34	483,909	(459,559)	24,384
Stock-based compensation	-	-	4,117	-	4,117
Warrants issued	-	-	290	-	290
Options exercised	65,391	-	99	-	99
Issuance of employee purchase plan shares	54,211	-	99	-	99
Net loss and comprehensive loss	-	-	-	(33,229)	(33,229)
Balance, December 31, 2015	33,760,904	$34	$488,514	$(492,788)	$(4,240)

See accompanying notes to consolidated financial statements.

TearLab Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2015	2014	2013

OPERATING ACTIVITIES
Net loss for the period	$(33,229)	$(23,722)	$(28,990)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	4,117	3,824	3,738
Depreciation of fixed assets	2,075	1,448	624
Amortization of patents and trademarks	28	28	28
Amortization of intangible assets	1,512	1,462	1,215
Impairment of long-lived assets	1,372	-	-
Changes in fair value of warrant obligations	(227)	(1,175)	11,105
(Gain) loss on disposal of fixed assets	(3)	-	7
Amortization of deferred financing charges	74	-	-
Net change in working capital and non-current asset balances related to operations	578	(37)	(961)
Cash used in operating activities	(23,703)	(18,172)	(13,234)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(3,388)	(2,416)	(2,905)
Cash paid for business acquisition	-	(1,400)	-
Cash used in investing activities	(3,388)	(3,816)	(2,905)

FINANCING ACTIVITIES
Proceeds from the issuance of term loan	24,393	-	-
Proceeds from the issuance of shares in a public offering	-	-	40,365
Proceeds from the issuance of employee stock purchase plan shares	99	114	-
Proceeds from the exercise of options	99	184	458
Proceeds from the exercise of warrants	-	-	693
Exchange right	-	250	-
Cost of issuance of shares	-	-	(3,036)
Cash provided by financing activities	24,591	548	38,480

Net Increase (decrease) in cash and cash equivalents during the year	(2,500)	(21,440)	22,341
Cash and cash equivalents, beginning of year	16,338	37,778	15,437
Cash and cash equivalents, end of year	$13,838	$16,338	$37,778

See accompanying notes to consolidated financial statements.

TearLab Corporation

Notes to Consolidated Financial Statements

(expressed in thousands of U.S. dollars except per share amounts and as otherwise noted)

1. Basis of Presentation

Nature of Operations

TearLab Corporation (“TearLab” or the “Company”), a Delaware corporation, is an in vitro diagnostic company that has developed the TearLab® Osmolarity System, a proprietary tear testing platform for diagnosis of dry eye disease, or DED, which enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care and operates in one business segment.

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries TearLab Research, Inc. (“TearLab Research”), Occulogix Canada Corporation, and OcuHub Holdings, Inc. (formerly, Occulogix LLC) and all the accounts of its majority owned subsidiary, OcuHub LLC (“OcuHub”). Intercompany accounts and transactions have been eliminated on consolidation.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $33,229, $23,722, and $28,990 for the years ended December 31, 2015, 2014, and 2013, respectively. The Company’s working capital surplus at December 31, 2015 is $14,139. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the entity’s ability to continue as a going concern. The Company’s existing cash and cash equivalents of $13,838 at December 31, 2015 combined with anticipated cash flows provided by sales of its products in calendar year 2016 may not be sufficient to fund its cash requirements through the next twelve months if management is unsuccessful in completing additional fund raising activities including achievement of the third tranche revenue milestone to access an additional $10,000 of debt financing and decreasing the cash consumed by operating activities. Based on the Company’s current rate of cash consumption, management estimates cash and cash equivalents will go below $5,000 in the second quarter of 2016, violating a debt covenant, and the Company will need additional capital to remain compliant. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. If events or circumstances occur that impact the Company’s access to funding, it may be required to reduce operating expenses, planned levels of inventory and capital expenditures which could have an adverse impact on its ability to achieve its intended business objectives. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The principal areas of judgment relate to revenue returns reserve, allowance for doubtful accounts, slow-moving or obsolete inventory, impairment of long-lived and intangible assets, and the fair value of stock options and warrants.

Concentrations and risk

Credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

During 2015, 2014 and 2013, the Company derived its revenue from the sale of the TearLab® Osmolarity product. There were no customers representing revenue in excess of 10% in the years ended December 31, 2015, 2014 or 2013.

Currently, there are two suppliers for the reader and pen components of the TearLab® Osmolarity System and one supplier for the test cards. The Company expects to maintain the relationships with these suppliers.

Fair value of financial instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and term debt. The carrying amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. The term debt is presented net of any unamortized premiums or discounts, which approximates fair value.

Cash and cash equivalents

The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable and allowance for doubtful accounts

The Company’s accounts receivable consist primarily of trade receivables from customers and are generally unsecured and due within 30 days. The carrying value of accounts receivable approximates their fair value due to their short term nature. The Company evaluates the collectability of its accounts receivable based on a combination of factors and calculates an allowance for doubtful accounts based on the estimated proportion of aged receivables deemed uncollectable. Expected credit losses related to trade receivables are recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is charged to sales and marketing expense and accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. The allowance for doubtful accounts was $589 and $424 at December 31, 2015 and 2014, respectively. Charges for bad debt expense have been $271, $121 and $377 for the years ended December 31, 2015, 2014 and 2013, respectively.

Inventory

Inventory is recorded at the lower of cost (based on first in, first out basis) or market and consists of purchased finished goods. Inventory is periodically reviewed for evidence of slow-moving or obsolete items, and the estimated reserve is based on management’s reviews of inventories on hand, compared to estimated future usage and sales, reviewing product shelf-life, and assumptions about the likelihood of obsolescence. Once written down, the adjustments are considered permanent and are not reversed until the related inventory is sold.

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

Impairment of long-lived assets

The Company periodically assesses the carrying value of intangible and other long-lived assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment, which includes consideration of the following events or changes in circumstances:

●	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

●	loss of legal ownership or title to the asset;

●	significant changes in the Company’s strategic business objectives and utilization of the asset(s); and

●	the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by the application of discounted cash flow models to project cash flows from the asset. In addition, the Company bases the useful lives and related amortization or depreciation expense on an estimate of the period that the assets will generate revenue or otherwise be used. The Company also periodically reviews the lives assigned to long-lived assets to ensure that the initial estimates do not exceed any revised estimated periods from which the Company expects to realize cash flows from its assets.

Patents and trademarks

Patents and trademarks are recorded at historical cost and are amortized using the straight-line method over their estimated useful lives, not to exceed 15 years.

Intangible Assets

Intangible assets are recorded at historical cost and are amortized using the straight-line method over their estimated useful life.

Product Warranties

The Company generally provides a one year warranty on its TearLab® Osmolarity System and related disposables. The Company accrues the estimated cost of this warranty at the time revenue is recognized and charges warranty expense to cost of goods sold. Warranty reserves are established based on historical experience with failure rates and the number of systems covered by warranty. Warranty reserves are depleted as systems and disposables are replaced. The Company reviews warranty reserves quarterly and, if necessary, make adjustments. The activities in the warranty reserve are as follows:

	Years ended December 31,
	2015	2014	2013
Balance at the beginning of the year	$121	$180	$107
Charges to cost of goods sold	73	79	271
Costs applied to liability	(100)	(138)	(198)
Balance at the end of the year	$94	$121	$180

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

Revenue recognition

Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. The Company records revenue when all of its obligations are completed, which is generally upon shipment of the Company’s products. Amounts received in excess of revenue recognizable are deferred.

The Company sells its proprietary TearLab® Osmolarity System and related test cards to external customers, who are primarily eye care professionals, for use in osmolarity testing procedures. Revenue is primarily derived from the sale of disposable test cards. Products are generally shipped from a distribution and warehousing facility located in San Diego, California. The Company’s sales are currently direct to customers in the United States and Canada and to distributors in South America, Europe, Asia and Australia.

The Company enters into contracts where revenue is derived either from agreements whereby the customer is provided the right to use the TearLab® Osmolarity System (reader equipment) at no separate cost to the customer in consideration for a minimum purchase commitment of disposable test cards over the related contract term (referred to as either “Use Agreements”, “Masters Agreements” or “Flex Agreements”), or from agreements with sales of multiple deliverables, such as the reader equipment and disposable test cards (referred to as “Purchase Agreements”). On a limited basis, the Company sells reader equipment or disposable test cards on a stand-alone basis, primarily in academic settings.

Purchase commitments for Use Agreements and Flex Agreements are expressed in the agreement for a specified period of time (generally one to three years). The purchase commitment for Masters Agreements is implied for large physician practices with an expectation of purchasing certain levels of test cards. The Company recovers the cost of providing the reader equipment in the amount charged for disposable test cards. These agreements are treated as operating leases as collectability of the minimum lease payments is not reasonably predictable at the outset of the arrangement. Accordingly, revenue is recognized over the defined contract term as disposable test cards are shipped. Revenue under such agreements is allocated between the lease of the reader equipment and the sale of the disposables based upon each component’s relative fair value. When reader equipment is placed with a customer at no separate cost, the Company retains title to the equipment and it remains capitalized on the Company’s Consolidated Balance Sheet as equipment classified within fixed assets, net. The equipment is depreciated on a straight-line basis once shipped to a customer location over its estimated useful life and depreciation expense is included in cost of goods sold within the Consolidated Statements of Operations and Comprehensive Loss.

Revenue recognition for Purchase Agreements with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a TearLab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts entered into during 2015, 2014 and 2013 do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price, as determined by the selling price of similar individual items on a stand-alone basis. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

Amounts billed to customers for shipping and handling of a sales transaction are included as revenue. For the years ended December 31, 2015, 2014 and 2013, the Company recognized revenue from shipping and handling of $194, $190 and $187, respectively.

Although the Company has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenue at the time of shipment based on historical experience. The reserve of $67 and $77 as of December 31, 2015 and 2014, respectively, has been recorded as a reduction of revenue and is included in accounts receivable.

Cost of goods sold

Cost of goods sold includes the costs the Company incurs for the purchase of the TearLab® Systems sold and related freight and shipping costs, fees related to warehousing and logistics inventory management associated with conducting business and depreciation of reader equipment. The Company recorded $1,489, $1,109 and $912 in shipping and handling fees for the years ended December 31, 2015, 2014 and 2013, respectively.

Clinical, regulatory and research & development costs

Clinical and regulatory costs attributable to the performance of contract services are recognized as an expense as the services are performed. Non-refundable, up-front fees paid in connection with these contracted services are deferred and recognized as an expense over the estimated term of the related contract.

Stock-based compensation

The Company accounts for stock-based compensation expense for its directors and employees in accordance with US GAAP guidance related to stock-based compensation. Under this guidance, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award. The Company uses the Black-Scholes Merton option pricing model for determining the fair value for all its awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2015, 2014 and 2013 were $442, $325 and $386, respectively.

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions which occurred in 2011. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under Accounting Standards Codification (ASC) 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that the Company’s warrants do not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as current liabilities. The warrants are subject to remeasurement at each balance sheet date with any change in fair value recognized as a component of other income (expense), in the statements of operations and comprehensive loss. Warrants are also remeasured at fair value immediately prior to being exercised, and the resulting fair value is reclassified into additional paid-in capital, net of any applicable exercise proceeds. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes Merton option pricing model based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock.

Foreign currency transactions

The Company’s functional and reporting currency is the U.S. dollar. The assets and liabilities of the Company’s Canadian operations are maintained in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet dates, and non-monetary assets and liabilities are translated at exchange rates in effect on the date of the transaction. Revenue and expenses are translated into U.S. dollars at average exchange rates prevailing during the year. Resulting exchange gains (losses) of $76, ($35) and ($131) are included in other income (expense) for the years ended December 31, 2015, 2014 and 2013, respectively.

Geographic information

The following table provides geographic information related to the Company’s revenue based on the geographic location to which we deliver the product:

	For the year ended December 31,
	2015	2014	2013
United States	$23,597	$18,589	$13,844
Canada	268	200	121
Rest of the world	1,291	929	680
Total	$25,156	$19,718	$14,645

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

Net loss per share

Basic earnings per share (‘‘EPS’’) excludes dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS.

The following are potentially dilutive securities which have not been used in the calculation of diluted loss per share as they are anti-dilutive:

	December 31,
	2015	2014	2013

Stock options	6,919,102	6,363,126	5,536,795
Warrants	424,063	74,063	598,612
Total	7,343,165	6,437,189	6,135,407

The following table is a reconciliation of the weighted average shares outstanding used for basic and diluted loss per share:

	December 31,
	2015	2014	2013

Weighted average shares outstanding - basic	33,698,086	33,578,820	30,759,305
Dilutive potential common shares	33,721	138,524	-
Weighted average shares outstanding - fully diluted	33,731,807	33,717,344	30,759,305

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

In August 2014, the FASB issued guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have any impact on the Company’s financial position and results of operations.

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

In November 2015, the FASB issued new guidance on the balance sheet classification and presentation of deferred taxes. The guidance requires all deferred tax assets and liabilities, along with any valuation allowances, to be classified as noncurrent on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company elected to adopt this guidance prospectively as of December 31, 2015.

3. BALANCE SHEET DETAILS

Accounts receivable

	December 31,
	2015	2014

Trade receivables	$3,610	$2,904
Allowance for doubtful accounts	(589)	(424)
	$3,021	$2,480

Inventory

	December 31,
	2015	2014

Finished goods	$4,002	$2,990
Inventory reserves	(30)	(4)
	$3,972	$2,986

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand and expiration dates of inventory, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions.

Prepaid expenses and other current assets

	December 31,
	2015	2014
Prepaid trade shows	$246	$177
Prepaid insurance	87	301
Manufacturing deposits	154	182
Subscriptions	128	82
Other fees and services	146	142
Other current assets	29	6
	$790	$890

Fixed assets, net

	December 31,
	2015	2014

Capitalized TearLab equipment	$8,349	$5,655
Leasehold improvements	61	51
Computer equipment and software	1,023	819
Furniture and office equipment	278	267
Medical equipment	431	426
	$10,142	$7,218
Less accumulated depreciation	(4,790)	(2,714)
	$5,352	$4,504

Depreciation expense was $2,075, $1,448 and $624 for the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, the Company determined the assets of OcuHub were impaired and recorded a charge of $343 to fixed assets, which is included with the impairment of the OcuHub intangible assets and presented as an impairment of long-lived assets on the Consolidated Statements of Operations and Comprehensive Loss.

Patents and trademarks

	December 31,
	2015	2014
Patents	$236	$236
Trademarks	32	32
	268	268
Accumulated amortization	(216)	(188)
	$52	$80

Amortization expense was $28 for each of the years ended December 31, 2015, 2014 and 2013. Patents and trademarks are amortized, using the straight-line method, over an estimated useful life of 10 years from the date of approval of the patents and trademarks.

Estimated aggregate amortization expense for patents and trademarks at December 31, 2015 is as follows:

2016	$28
2017	24
Total	$52

Accrued liabilities

	December 31,
	2015	2014

Due to professionals	$256	$787
Due to employees and directors	2,130	1,589
Sales and use tax liabilities	231	221
Royalty liability	753	330
Warranty	94	119
Other	1,583	719
	$5,047	$3,765

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research in November 2006, a prescriber list acquired in October 2015 and the value of the OcuHub platform technology acquired in the acquisition of the OcuHub business unit in March 2014. The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company. The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. The OcuHub platform technology consists of the right to access and commercialize the OcuHub cloud-based technology platform which facilitates an effective and efficient shared care model providing secure connectivity between doctors, patients, institutions and payers. Amortization expense was $1,512, $1,462 and $1,215 for the years ended December 31, 2015, 2014 and 2013, respectively.

Subsequent to December 31, 2015 the Company initiated steps to divest or wind down OcuHub. This determination subjected Management’s expectations of any future cash flows from OcuHub to increased risks and uncertainty, resulting in an impairment to the OcuHub platform technology of $1,029 in 2015. The impairment is included with the impairment of the OcuHub fixed assets and presented in the Consolidated Statements of Operations and Comprehensive Loss as an impairment of long-lived assets.

Intangible assets subject to amortization consist of the following:

	Remaining	Gross Value			Gross Value	Accumulated Amortization		Accumulated Amortization
	Useful Life	at Beginning			at End of	at Beginning	Amortization	at End of	Net Book
	(Years)	of Year	Additions	Impairments	Year	of Year	Expense	Year	Value
Year ended December 31, 2015
TearLab® technology	1	$12,172	$-	$-	$12,172	$(9,892)	$(1,214)	$(11,106)	$1,066
OcuHub platform technology	-	1,564	-	(1,029)	535	(248)	(287)	(535)	-
Prescriber list	2	-	90	-	90	-	(11)	(11)	79
Total		$13,736	$90	$(1,029)	$12,797	$(10,140)	$(1,512)	$(11,652)	$1,145

Year ended December 31, 2014
TearLab® technology	2	$12,172	$-	$-	$12,172	$(8,678)	$(1,214)	$(9,892)	$2,280
OcuHub platform technology	4	-	1,564	-	1,564	-	(248)	(248)	1,316
Total		$12,172	$1,564	$-	$13,736	$(8,678)	$(1,462)	$(10,140)	$3,596

Estimated future amortization expense related to intangible assets with finite lives at December 31, 2015 is as follows:

Amortization
of intangible
assets

2016	$1,111
2017	34
$1,145

5. RELATED PARTY TRANSACTIONS

On August 20, 2009, the Company entered into a distribution agreement with Science with Vision Inc., (“Science with Vision”) pursuant to which Science with Vision obtained exclusive Canadian distribution rights with respect to the Company’s products. The Company’s chairman of the board of directors has a material financial interest in Science with Vision. On September 3, 2013, the Company and Science with Vision agreed to terminate the distribution agreement including exclusive distribution rights of TearLab products in Canada. In consideration of the termination agreement, the Company agreed to a one-time payment to Science with Vision of C$200 Canadian dollars and a 5% royalty on all sales in Canada of products for which Science with Vision had exclusive distribution rights. The one-time payment resulted in a charge of $190 (U.S. dollars) during the year ended December 31, 2013 and is recorded within sales and marketing expense. The Company incurred $12 and $11 of royalty expense to Science with Vision during the years ended December 31, 2015 and 2014, respectively. Royalties are recorded as cost of goods sold in the income statement in the period in which revenue is recognized for the associated products sold.

6. INCOME TAXES

Geographic sources of loss from continuing operations before income tax are as follows:

	December 31,
	2015	2014	2013

Domestic	$32,099	$22,768	$28,155
Foreign	1,130	954	835
Loss before income taxes	$33,229	$23,722	$28,990

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014

Deferred tax assets
Intangible assets	$1,307	$446
Stock options	3,615	3,120
Accruals and others	1,060	848
Net operating loss carryforwards	30,200	21,345
	36,182	25,759
Valuation allowance	(36,182)	(24,971)
Deferred tax asset	$-	$788
Deferred tax liability
Intangible assets	$-	$(788)
Deferred tax liability	$-	$(788)
Deferred taxes, net	$-	$-

The following is a reconciliation of the recovery of income taxes between those that are expected, based on enacted tax rates and laws, to those currently reported:

	December 31,
	2015	2014	2013

Loss for the year before income taxes	$(33,229)	$(23,722)	$(28,990)

Expected recovery of income taxes	$(11,298)	$(8,064)	$(9,856)
State income tax, net of federal benefit	(518)	(438)	(440)
Stock based compensation	239	189	204
Warrants	(75)	(400)	3,776
Deferred state tax rate adjustment	(227)	(151)	899
Expiration of options	-	-	3,761
Adjustments to deferred tax assets	552	47	1,138
Non-deductible expense and other	118	90	112
Change in valuation allowance	11,209	8,727	406
Total recovery of income taxes	$-	$-	$-

Income taxes are recorded in accordance with authoritative guidance for accounting for income taxes, which requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of the events that have been recognized in the Company’s consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event of differences between the financial reporting bases and tax bases of the Company’s assets, an assessment regarding the Company’s ability to realize the future benefits of the deferred tax assets is required. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. In the event the Company were to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase the income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

The Company assesses its tax positions to determine the impact of uncertain income tax positions on the income tax return based on the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At December 31, 2015 and 2014, the Company has no unrecognized income tax benefits and no material uncertain tax positions.

During the year ended December 31, 2012, a change of ownership for tax purposes causing Section 382 restrictions on the utilization of net operating losses occurred. No additional ownership changes are expected to arise through 2015. The ownership change in 2012, while limiting the annual utilization of net operating losses, will not cause the carryforwards generated subsequent to the Company’s last ownership change in October 2008 to expire unused. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. Utilization of net operating loss carryforwards are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, and similar state provisions whenever an ownership change has occurred. The ownership changes described above will limit the annual amount of net operating loss carryforwards that can be utilized to offset future taxable income.

At December 31, 2015, the Company had federal net operating loss carryforwards of approximately $82,204, state net operating loss carryforwards of approximately $56,744 and Canadian net operating loss carryforwards of approximately $9,234. The federal net operating loss carryforwards and the state net operating loss carryforwards begin to expire in 2028, and the Canadian net operating loss carryforwards begin to expire in 2026. The federal and state net operating loss carryovers reflected above do not include any net operating loss carryover which would expire unutilized solely as a result of 382 limitations arising in connection with the 2008 ownership change. As of December 31, 2015, the Company has approximately $1,515 of net operating loss carryforwards related to stock option exercises which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized.

The Company’s policy is to recognize interest and penalties related to income tax matters in other expense. Because the Company has generated net operating losses since inception for both state and federal purposes, no additional tax liability, penalties or interest have been recognized for balance sheet or income statement purposes as of and for the three years ended December 31, 2015.

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

7. TERM LOAN

On March 4, 2015, the Company executed a term loan agreement with CRG as lenders providing the Company with access of up to $35,000 (the “Term Loan Agreement”). The Company entered into an amendment of the Term Loan Agreement with CRG on August 6, 2015. The Company received $15,000 in gross proceeds under the Term Loan Agreement on March 4, 2015, and an additional $10,000 on October 6, 2015. A third tranche of $10,000 is available to the Company if the Company achieves at least $38,000 in trailing twelve-month revenue prior to June 30, 2016 and satisfies other borrowing conditions.

The Term Loan Agreement matures on December 31, 2020 and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. The Company may elect to make interest-only payments at 8.5% per annum. The unpaid interest of 4.5% is added to the principal of the loan and is subject to additional accrued interest (“PIK interest”). The accrued interest can be deferred and paid together with the principal in the fifth and sixth years of the Term Loan Agreement.

As part of the amended Term Loan Agreement and funding of the second tranche, CRG received 350,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $5.00 per share. The warrants have a five-year life. The warrants are classified as equity on the Consolidated Balance Sheet as of December 31, 2015. The warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt.

The Company incurred financing and legal fees associated with the debt of $606, which were recorded as a direct discount to the debt and is being amortized using the effective interest method. The Company presents the debt issuance costs related to the recognized debt liability on the balance sheet as a reduction of the liability.

The following is a summary of the Term Loan Agreement as of December 31, 2015 and related maturities of outstanding principle:

Prinicple balance outstanding	$25,000
PIK interest	681
less discount on term loan:
deferred financing fees, net	(532)
fair value of detachable warrants, net	(290)
Total term loan	$24,859

Principal due for each of the next 5 years and in the aggregate thereafter:

2016	$-
2017	-
2018	-
2019	12,841
2020	12,840
Total principal due	25,681
Less: discount on term loan	(822)
Total term loan	$24,859

The Term Loan Agreement provides for prepayment fees of 5% of the outstanding balance of the loan if the loan is repaid prior to March 31, 2016. The prepayment fee is reduced 1% per year for each subsequent year until maturity.

The loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum annual revenue and minimum cash threshold levels. The minimum annual revenue threshold level required by the term loan is $25,000 for calendar year 2015. The minimum cash balance required is $5,000 subject to certain conditions.

If the Company does not have annual revenue greater or equal to the annual minimum revenue covenant in a calendar year, the Company will have the right within 90 days of the end of the respective calendar year to raise subordinated debt or equity (the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement. In the event the Company does not achieve the minimum revenue threshold and it cannot complete the CRG Equity Cure, it may be in default of the Term Loan Agreement In the event of a default, the Company may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in the Company’s assets.

Borrowings under the Term Loan Agreement are subject to certain conditions, including the non-occurrence of a material adverse change in the business or operations (financial or otherwise), or a material impairment of the prospect of repayment of obligations.

As of December 31, 2015, the Company was in compliance with all of the covenants.

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments relating to operating leases recognized on a straight line basis over the term of the lease for rental of office space and equipment from unrelated parties, expiring at various times through June 30, 2018. The total future minimum obligation under these various leases for 2016, 2017 and 2018 are $381, $354 and $181, respectively. Rent expensed under these leases was $519, $344 and $223 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company leases office facilities under an operating lease agreement. The initial term of the lease is five years and includes periodic rent increases and a renewal option.

Effective October 1, 2006, the Company entered into a patent license and royalty agreement with the University of California San Diego to obtain a second exclusive license to make, use, sell, offer for sale, and import existing TearLab technology. The Company is required to make royalty payments of $35 or 5.5% of gross sales per year, whichever is higher. Additionally, the Company is required to pay a royalty of 30% of any sublicense fees it receives prior to receiving FDA approval and 25% of any sub-license fees it receives after FDA approval. The Company incurred fees of $1,370, $1,088, and $807 under this agreement during the years ended December 31, 2015, 2014 and 2013, respectively. The Company had $734 and $330 in accrued royalties at December 31, 2015 and 2014, respectively. Future minimum royalty payments under this agreement as of December 31, 2015 are approximately as follows:

2016	$35
2017	35
2018	35
2019	35
2020	35
Thereafter	245
Total	$420

On March 12, 2003, the Company entered into a patent license and royalty agreement with the University of California San Diego to obtain an exclusive license to make, use, sell, offer for sale, and import TearLab technology in development. Starting in 2009, the Company was required to make minimum royalty payments of $35 or 5.5% of gross sales per year, whichever is higher. However, if this new technology is combined with existing technology, the maximum royalty payable on the sale of the combined products would be 5.5% of gross sales per year. As the new technology is currently in development, there is no revenue and the minimum royalty payment of $35 is applicable. Future minimum royalty payments under this agreement as of December 31, 2015 are approximately as follows:

2016	$35
2017	35
2018	35
2019	35
2020	35
Thereafter	245
Total	$420

On August 1, 2011, the Company, through its subsidiary, TearLab Research, entered into a manufacturing and development agreement, (the “Manufacturing Agreement”), with MiniFAB (Aust) Pty Ltd, (“MiniFAB”). Pursuant to the terms of the Manufacturing Agreement, MiniFAB will manufacture and supply test cards for the Company. The Manufacturing Agreement specifies minimum order quantities that required the Company to purchase approximately $24,600 (AUD$30,200) in test cards from MiniFAB from inception of the agreement through the end of 2015. The agreement is denominated in Australian dollars, so the actual amounts paid in U.S. dollars may vary. The agreement also has annual minimum order commitments under the Manufacturing Agreement. The Company did not meet the annual minimum order commitment for the year ended December 31, 2015, however, MiniFAB has agreed to waive any penalty as a result of ordering less than the minimum order volume of 3,715,000 test cards during 2015. The Manufacturing Agreement has a ten year initial term and may be terminated by either party if the other party is in breach or becomes insolvent. If terminated for any reason other than a default by MiniFAB, the Company will be obligated to pay a termination fee based on the cost of products manufactured by MiniFAB, but not yet invoiced, repayment of capital invested by MiniFAB, less depreciation calculated in accordance with Australian accounting standards, and the expected profit to MiniFAB had the remaining minimum order quantities been purchased by the Company. The Company renegotiated the Manufacturing Agreement in March 2016. See Note 13 to the Consolidated Financial Statements, Subsequent Events for additional information.

On April 1, 2014, the Company, through its subsidiary, Occulogix LLC, entered into a marketing agreement (the “Marketing Agreement”) with AOA Excel, Inc. (“AOA”). Under terms of the Marketing Agreement, the Company agreed to pay AOA guaranteed minimum payments of $25 per quarter for marketing and promotion activities through March 31, 2019. Future payments under the Marketing Agreement are as follows:

2016	$100
2017	100
2018	100
2019	25
Total	$325

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

9. FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities in accordance with authoritative guidance which requires fair value measurements be classified and disclosed in one of the following three categories:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities;

●	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data;

●	Level 3: Unobservable inputs are used when little or no market data is available.

As of December 31, 2015 and 2014, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfers to or from Level 3 of the fair value measurement hierarchy during the years ended December 31, 2015 and 2014.

At December 31, 2015, the Company has a liability for warrants to purchase 219,604 shares of common stock at an exercise price of $1.86 per share valued at $29 (Note 10). All warrant liabilities are classified as Level 3 fair value measurements.

The following table provides a reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ending December 31, 2015 and 2014:

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)

Balance of warrant liability at January 1, 2014	$4,047
Reclassification of warrant liability to stockholders' equity upon exercise	(2,616)
Change in fair value of warrant liability included in other (income)/expense	(1,175)
Balance of warrant liability at December 31, 2014	256
Change in fair value of warrant liability included in other (income)/expense	(227)
Balance of warrant liability at December 31, 2015	$29

10. CAPITAL STOCK

(a) Authorized share capital

The total number of authorized shares of common stock of the Company is 65,000,000. Each share of common stock has a par value of $0.001 per share. The total number of authorized shares of preferred stock of the Company is 10,000,000. Each share of preferred stock has a par value of $0.001 per share.

(b) Stock Option Plan

The Company has a stock option plan, the 2002 Stock Incentive Plan (the “Stock Incentive Plan”), which was most recently amended on June 19, 2015 to increase the shares reserved under the Stock Incentive Plan by 1,000,000. Under the amended Stock Incentive Plan, up to 7,200,000 options are available for grant to employees, directors and consultants. Options granted under the Stock Incentive Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Incentive Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company’s common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

Options granted are typically service-based options and generally expire 10 years after the date of grant. No incentive stock options granted to a 10% owner optionee shall be exercisable after the expiration of five years after the effective date of grant of such option, no option granted to a prospective employee, prospective consultant or prospective director may become exercisable prior to the date on which such person commences service, and with the exception of an option granted to an officer, director or consultant, no option shall become exercisable at a rate less than 20% per annum over a period of five years from the effective date of grant of such option unless otherwise approved by the Board. Shares issued upon option exercise result in new shares issued by the Company.

The Company accounts for stock-based compensation based on the fair value of the transaction, recognized as compensation expense over the vesting period. The Company uses the Black-Scholes Merton option pricing model to calculate the fair value of the stock options. The weighted-average fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $1.34, $3.02 and $8.96, respectively.

The following table sets forth the total stock-based compensation expense resulting from stock options and the employee stock purchase plan included in the Company’s consolidated statements of consolidated loss:

	Years ended December 31,
	2015	2014	2013

General and administrative	$2,014	$2,437	$1,837
Clinical, regulatory and research and development	472	159	174
Sales and marketing	1,634	1,228	1,727
Stock-based compensation expense before income taxes	$4,120	$3,824	$3,738

The estimated fair value of stock options for the periods presented was determined using the Black-Scholes Merton option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2015	2014	2013

Volatility	89%	87%	101%
Weighted average expected life of the options	5.39 years	5.84 years	5.89 years
Risk-free interest rate	1.60%	1.57%	1.43%
Dividend yield	0.00%	0.00%	0.00%

The Company’s computation of expected volatility is based on the historical volatility of the Company’s common stock over a period of time equal to the expected term of the stock options. Due to the lack of sufficient historical data, the Company’s computation of weighted average expected life was estimated as the mid-point between the vesting date and the end of the contractual period. The risk-free interest rate for an award is based on the U.S. Treasury yield curve with a term equal to the expected life of the award on the date of grant.

A summary of the options issued during the year ended December 31, 2015 and the total number of options outstanding as of that date and changes since December 31, 2012 are set forth below:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Life (years)	(in thousands)

Outstanding, December 31, 2012	4,099,342	$3.54	7.14	$6,799
Granted	1,837,500	9.78
Exercised	(181,854)	2.52
Forfeited/cancelled/expired	(218,193)	11.07
Outstanding, December 31, 2013	5,536,795	4.91	6.89	27,256
Granted	1,412,500	4.63
Exercised	(57,763)	3.18
Forfeited/cancelled/expired	(528,406)	11.10
Outstanding, December 31, 2014	6,363,126	4.76	6.57	2,155
Granted	1,285,455	2.09
Exercised	(65,391)	1.52
Forfeited/cancelled/expired	(664,088)	6.10
Outstanding, December 31, 2015	6,919,102	$4.16	6.08	$184

Vested or expected to vest, December 31, 2015	5,278,889	$4.20	5.41	$184
Exerciseable, December 31, 2015	4,948,032	$4.16	4.95	$184

The aggregate intrinsic value at December 31, 2015 represents the total pre-tax intrinsic value, calculated as the difference between the Company’s closing stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options that could be exercised had been exercised on such date.

Net cash proceeds from the exercise of common stock options were $99, $184 and $458 for the years ended December 31, 2015, 2014 and 2013, respectively. No income tax benefit was realized from stock option exercises during the years ended December 31, 2015, 2014 and 2013. The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The total intrinsic value of options exercised was $76, $15 and $2,038 for the years ended December 31, 2015, 2014 and 2013, respectively. The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $3,981, $3,408 and $720, respectively.

As of December 31, 2015, total unrecognized compensation cost related to stock options of $3,791 is expected to be recognized over a weighted-average period of 1.92 years.

As of December 31, 2015, the Company had 683,439 options remaining in the Stock Incentive Plan available for grant.

(c) Employee Stock Purchase Plan

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

The price at which stock is purchased under the ESPP is equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company’s Board of Directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee invest more than $25 worth of stock in the plan during each calendar year or more than 5,000 shares per offering period. During the year ended December 31, 2015, the Company received employee contributions totaling $203, issued 54,211 shares of common stock in July 2015 and issued another 67,743 shares of common stock subsequent to year-end in January 2016. During the year ended December 31, 2014, the Company received employee contributions totaling $114 and issued 47,902 shares of common stock.

As the ESPP is a compensatory plan, stock-based compensation expense of $39, $36 and $0 has been recorded during the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of each purchase option under the ESPP is estimated at the beginning of each six-month offering period using the Black-Scholes model with the following weighted-average assumptions:

	Years ended December 31,
	2015	2014

Volatility	73%	64%
Weighted average expected life of the options	0.5 years	0.5 years
Risk-free interest rate	0.11%	0.07%
Dividend yield	0.00%	0.00%

(d) Warrants

On June 13, 2011, the Company issued 1,629,539 shares of its common stock as well as warrants (‘‘Financing Warrants’’) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations in the aggregate amount of $2,149 with associated costs of $41. The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009. During the years ended December 31, 2015 and 2014, no Financing Warrants were exercised.

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants (‘‘2011 Warrants’’) to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000. The investors purchased the shares and warrants for $1.82 per unit (each unit consisting of one share and one warrant to purchase shares of common stock). The exercise price of the warrants is $1.86 per share. The warrants are exercisable at any time from the date of issuance until June 30, 2016. The Company estimated the fair value of the warrants at the date of issuance using the Black-Scholes Merton option pricing model with a 101% volatility, 5.0 years expected life and a risk-free interest rate of 1.76%. The fair value of $5,518 was classified as a current liability as the Company determined that these warrants do not meet the criteria for classification as equity.

The Company initially allocated the total proceeds received, pursuant to the Securities Purchase Agreement, to the shares of common stock and warrants issued based on their relative fair values. This resulted in an allocation of $3,012 of proceeds to warrant liability. Since under the derivative guidance the Company is required to record the derivatives at fair value, the Company therefore estimated the fair value of the warrants on the issuance date to be $5,518.

During 2015, none of the 2011 Warrants were exercised. During the year ended December 31, 2014 certain holders of the 2011 Warrants exercised 304,945 warrants. The Company received no cash proceeds from these exercises. The Company restated the outstanding warrants at fair value at the time of exercise before recording the exercise into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $2,616, an increase of $263 from the previous value at December 31, 2013 of $2,352. The fair value was determined using the Black-Scholes Merton option pricing model and the increase was recorded as an expense in other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014.

During the year ended December 31, 2013 certain holders of the 2011 Warrants exercised 1,571,136 warrants. The Company received $693 in proceeds from these exercises. The Company restated the outstanding warrants at fair value at the time of exercise before recording the fair value into additional paid-in capital, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company estimated the fair value of the exercised 2011 Warrants at their respective exercise dates to be $13,297, an increase of $8,620 from the previous value at December 31, 2012 of $4,014. The fair value was determined using the Black-Scholes Merton option pricing model and the increase was recorded as an expense in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2013.

The Company is also required to record the outstanding warrants at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings of the applicable reporting period. The Company estimated the fair value of the remaining warrants as of December 31, 2015 to be $29, a decrease of $227 from the previous value at December 31, 2014. This amount was recorded as a charge to other income (expense) in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015.

The estimated fair value of the 2011 Warrants at December 31, 2015 was determined using the Black-Scholes Merton option pricing model assuming volatility of 69%, an expected life of 0.50 years, a risk-free interest rate of 0.49%, and 0% dividend yield.

In October 2015, as part of the second amendment to the Term Loan Agreement and funding of the $10,000 tranche, CRG received warrants to purchase 350,000 common shares in the Company at a price of $5.00 per share (the “CRG Warrants”). The CRG Warrants are exercisable any time prior to October 6, 2020. The CRG Warrants are classified as equity on the Consolidated Balance Sheet as of December 31, 2015. The CRG Warrants were valued at issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the year ended December 31, 2015.

The following table provides activity for warrants issued and outstanding during the two years ended December 31, 2015:

	Number of	Weighted average
	warrants	exercise
	outstanding	price
Outstanding, December 31, 2013	598,612	$1.83
Exercised	(304,945)	1.86
Expired	-	-
Outstanding, December 31, 2014	293,667	1.79
Issued	350,000	5.00
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2015	643,667	$3.54

(e) Exchange Right

In August 2014, the Company sold membership units in OcuHub. The membership units sold generated cash proceeds of $250 in exchange for 2% ownership of OcuHub. In connection with the sale of the membership units, the new members received an exchange right allowing the units to be exchanged upon written notice and during a specified exchange window for shares in our common stock. The first available exchange window follows the one year anniversary date of the purchase of membership units. The variable number of shares of common stock provided upon exchange is equal to the initial capital contribution amount received for the membership units sold divided by the closing sales price of TearLab Corporation common stock during the respective exchange window. Due to the exchange right option available to the membership unit holders, the entire loss from continuing operations related to OcuHub of $3,507 and $2,080 for the years ended December 31, 2015 and 2014, respectively, has been attributed to TearLab Corporation within the consolidated financial statements.

11. CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital and non-current asset balances related to operations consists of the following:

	Years ended December 31,
	2015	2014	2013
Accounts receivable, net	$(540)	$1,044	$(2,635)
Inventory	(987)	(2,101)	978
Prepaid expenses and other assets	100	(162)	(252)
Other non-current assets	(24)	(117)	(12)
Accounts payable	90	1,340	(436)
Accrued liabilities	1,318	(147)	1,329
Deferred interest	681	-	-
Deferred rent/revenue	(60)	106	67
	$578	$(37)	$(961)

The Company paid $1,257 for interest during the year ended December 31, 2015. During the year ended December 31, 2015, the Company issued the CRG Warrants with a fair value of $290 to obtain debt financing. The Company reclassified $0, $2,616 and $13,297 of warrant liabilities to Stockholders Equity upon the cashless exercise of warrants during the years ended December 31, 2015, 2014, and 2013, respectively.

12. EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution, 401(k) retirement plan under which all full-time employees may contribute up to 100% of their annual salary, within IRS limits. The Company has not made any contributions to these retirement plan in the years ended December 31, 2015, 2014 and 2013.

13. SUBSEQUENT EVENTS

In January 2016, the Company decided to initiate a divestiture or wind-down of its majority owned OcuHub subsidiary. The Company estimates that a wind-down will incur approximately $600 of expense in the first quarter of 2016.

In February 2016, the Company announced a restructuring of its osmolarity business designed to improve the Company’s overall cost structure, extend its cash runway and shorten the time required for it to achieve positive cash flow from operations. The restructuring resulted in the reduction of 54 full-time positions and is expected to cost approximately $0.3 million associated with personnel-related termination costs in the first quarter of 2016. The Company estimates the annualized decrease of operating expenses related to the restructuring will be $9,400.

On March 7, 2016, the Company signed a new supply and development agreement with the Company’s test card supplier, MiniFAB. The agreement is an exclusive supply agreement through June 2021, which will provide 16% savings on the purchase and delivery of individual osmolarity test cards following a transition period to account for ending inventory at December 31, 2015 and other elements of the prior agreement. The savings consist of lower prices for the purchase of the test cards and for freight costs to ship the cards to the Company’s distribution facility. The lower purchase price will remain in place until the earlier of, the Company reaches an annual volume of 4.5 million test cards or March 31, 2018. The savings from freight costs will remain in place throughout the agreement. The agreement can be extended by either party for a term of five years with the option for the Company to buyout the exclusive supply provision during any extended term.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of results for the periods presented (in thousands, except per share data):

	Fiscal 2015 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$5,408	$6,345	$6,612	$6,791
Loss from operations	(8,071)	(7,702)	(7,543)	(8,193)
Net loss	$(8,168)	$(8,072)	$(8,064)	$(8,925)
Weighted average number of shares outstanding, basic	33,643	33,658	33,729	33,761
Net loss per common share basic	$(0.24)	$(0.24)	$(0.24)	$(0.26)
Weighted average number of shares outstanding diluted	33,693	33,704	33,774	33,761
Net loss per common share diluted	$(0.25)	$(0.24)	$(0.24)	$(0.26)

	Fiscal 2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$4,211	$4,999	$5,212	$5,297
Loss from operations	(5,922)	(5,885)	(6,114)	(7,083)
Net loss	$(5,557)	$(5,439)	$(5,785)	$(6,941)

Weighted average number of shares outstanding, basic	33,550	33,585	33,589	33,591
Net loss per common share basic	$(0.17)	$(0.16)	$(0.17)	$(0.21)
Weighted average number of shares outstanding diluted	33,732	33,721	33,712	33,662
Net loss per common share diluted	$(0.17)	$(0.17)	$(0.18)	$(0.21)

(i)	Net loss per share basic and diluted are computed independently for the quarters presented. Therefore, the sum of the quarterly per share information may not be equal to the annual per share information. Also totals may not add to the financial statements due to rounding.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015 our disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. Mayer Hoffman McCann, P.C., the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

TearLab Corporation

We have audited TearLab Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TearLab Corporation’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, TearLab Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related statement of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows of TearLab Corporation for the year ended December 31, 2015, and our report dated March 9, 2016, expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 9, 2016

ITEM 9B. Other Information.

On March 7, 2016, the Company signed a new supply and development agreement with the Company’s test card supplier, MiniFAB. The agreement is an exclusive supply agreement through June 2021, which will provide 16% savings on the purchase and delivery of individual osmolarity test cards following a transition period to account for ending inventory at December 31, 2015 and other elements of the prior agreement. The savings consist of lower prices for the purchase of the test cards and for freight costs to ship the cards to the Company’s distribution facility. The lower purchase price will remain in place until the earlier of, the Company reaches an annual volume of 4.5 million test cards or March 31, 2018. The savings from freight costs will remain in place throughout the agreement. The agreement can be extended by either party for a term of five years with the option for the Company to buyout the exclusive supply provision during any extended term.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our 2016 Proxy Statement and is incorporated in this report by reference.

ITEM 11. Executive Compensation.

The information required by this item will be set forth in our 2016 Proxy Statement and is incorporated in this report by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our 2016 Proxy Statement and is incorporated in this report by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our 2016 Proxy Statement and is incorporated in this report by reference.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in our 2016 Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of the report:

(1) Financial Statements included in PART II of this report:

(2) Financial Statement Schedules:

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	beginning of		Write-off and	end of
	the period	Provision	recoveries	the period
Fiscal 2013:
Bad debt reserves	$36	$377	$2	$415
Product warranties	107	271	(198)	180
Return reserves	71	474	(372)	173
Fiscal 2014:
Bad debt reserves	415	121	(112)	424
Product warranties	180	79	(138)	121
Return reserves	173	126	(376)	77
Fiscal 2015:
Bad debt reserves	424	271	(106)	589
Product warranties	121	73	(100)	94
Return reserves	77	265	(275)	67

(3) List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

 (b) Exhibits: The following exhibits are filed as a part of this report:

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

Exhibit Number	Exhibit Description	Incorporated by Reference

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect	Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.2	Amended and Restated By-Laws of the Registrant currently in effect	Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.4 to the Registrant’s Post Effective Amendment No. 1 to Form S-3 filed with the Commission on July 15, 2013 (file no. 333-189372)

4.1	Form of Common Stock Purchase Warrant Agreement	Exhibit A to the Registrant’s free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)

4.2	Form of Common Stock Purchase Warrant Agreement	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

4.3	Form of Senior Indenture	Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on January 2, 2015 (file no. 333-201355)

4.4	Form of Subordinated Indenture	Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on January 2, 2015 (file no. 333-201355)

4.5	Form of warrant issued to certain affiliated funds of CRG LP (formerly known as Capital Royalty) pursuant to the terms of the Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, and Amendment 2, dated August 6, 2015, by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders.	Exhibit 4.01 to the Registrant’s Current Report on Form 10-K filed with the Commission on October 9, 2015 (file no. 000-51030)

10.1	License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.2		Amendment No. 1, dated June 9, 2003, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.3		Amendment No. 2, dated September 5, 2005, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.4		Amendment No. 3, dated July 7, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.5		Amendment No. 4, dated October 9, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.6		Terms of Business, dated February 5, 2007, between Invetech Pty Ltd. and TearLab, Inc.	Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.7		Amendment No. 5, dated June 29, 2007, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.8	#	Securities Purchase Agreement, dated as of March 14, 2010, by and between the Registrant and certain investors.	Registrant’s free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)

10.9		Form of Director and Affiliate Letter Agreement	Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.10		Deed and Amendment, dated December 22, 2011, to Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB AB (Aust) Pty Ltd. Dated August 1, 2011 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2011 (file no. 000-51030)

10.11		Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB (Aust) Pty Ltd, dated August 1, 2011. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2011 (file no. 000-51030)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.12		Purchase Agreement, dated as of April 11, 2012, by and between the Registrant and Craig-Hallum Capital Group LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2012 (file no. 000-51030)

10.13	#	Form Change of Control Severance Agreement (for US executives).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)

10.14	#	Form Change of Control Severance Agreement (for Canadian executives).	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)

10.15	#	Offer Letter, dated September 24, 2013, by and between the Registrant and Joseph Jensen.	Exhibit 10.1# to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2013 (file no. 000-50789)

10.16	#	Nonstatutory Stock Option Agreement, dated October 21, 2013, by and between the Company and Joseph Jensen.	Exhibit 10.1# to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2013 (file no. 000-50789)

10.17		Asset Purchase Agreement, dated March 14, 2014 by and among AOA Excel, Inc., Occulogix LLC and TearLab Corporation.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2014 (file no. 000-51030)

10.18		Term Loan Agreement, dated as of March 4, 2015, by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 10, 2015 (file no. 000-51030)

10.19	#	Nonstatutory Stock Option Agreement, dated April 21, 2014 by and between the Company and Paul Smith	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 21, 2014 (file no. 000-51030)

10.20	#	Offer Letter, dated May 15, 2015, by and between the Registrant and Wes Brazell	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2015 (file no. 000-51030)

10.21	#	2002 Stock Option Plan, as amended effective as of February 5, 2015.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2015 (file no. 000-51030)

10.22	#	OcuHub LLC 2015 Equity Incentive Plan	Filed herewith

10.23	#	Option Agreement dated as of October 1, 2015 by and between OcuHub LLC and Elias Vamvakas	Filed herewith

10.24	#	Profits Interest Award Agreement dated as of October 1, 2015 by and between OcuHub LLC and Elias Vamvakas	Filed herewith

Exhibit Number		Exhibit Description	Incorporated by Reference

10.25		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, and Amendment 2, dated August 6, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of December 31, 2015	Filed herewith

10.26	#	Employment Agreement, dated as of December 31, 2015, by and between the Registrant and Elias Vamvakas	Filed herewith

21.1		Subsidiaries of Registrant.	Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on July 28, 2011 (file no. 333-175861)

23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

23.2		Consent of Mayer Hoffman McCann, P.C., Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on signature page).

31.1		CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2		CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1		CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2		CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

101.INS*		XBRL Instance.

101.SCH*		XBRL Taxonomy Schema.

101.CAL*		XBRL Taxonomy Extension Calculation.

101.DEF*		XBRL Taxonomy Extension Definition.

101.LAB*		XBRL Taxonomy Extension Labels.

101.PRE*		XBRL Taxonomy Extension Presentation

* * *

#Management compensatory plan, contract or arrangement

●	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1924, as amended, and otherwise is not subject to liability under these sections.

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Registrant. The Registrant will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

POWER OF ATTORNEY

The Registrant and each person whose signature appears below hereby appoint Elias Vamvakas, Joseph Jensen and Wes Brazell as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 9, 2016	TearLab Corp.

	By:	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 9, 2016	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chairman of Board of Directors

Dated: March 9, 2016	By:	/s/ Wes Brazell
Wes Brazell
Chief Financial Officer

Dated: March 9, 2016	By:	/s/ Anthony Altig
Anthony Altig
Director

Dated: March 9, 2016	By:	/s/ Thomas N. Davidson, Jr.
Thomas N. Davidson, Jr.
Director

Dated: March 9, 2016	By:	/s/ Adrienne L. Graves
Adrienne L. Graves
Director

Dated: March 9, 2016	By:	/s/ Joseph S. Jensen
Joseph S. Jensen
Director

Dated: March 9, 2016	By:	/s/ Richard L. Lindstrom, M.D.
Richard L. Lindstrom, M.D.
Director

Dated: March 9, 2016	By:	/s/ Donald Rindell
Donald Rindell
Director

Dated: March 9, 2016	By:	/s/ Paul Karpecki
Paul Karpecki
Director

Dated: March 9, 2016	By:	/s/ Brock Wright
Brock Wright
Director