Form 10-K/A
period 2015-12-31
TearLab Corp
filed 2016-03-22
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

TearLab, Inc. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 9, 2016 (the “Original 10-K”). This Amendment is filed solely for the purpose of filing Exhibits 10.22, 10.23, 10.24, 10.25 and 10.26, which were to be filed with the Original 10-K.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original 10-K.

This Amendment is an exhibit-only filing. Except for the filing of Exhibits 10.22, 10.23, 10.24, 10.25 and 10.26, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit Description	Incorporated by Reference

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect	Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.2	Amended and Restated By-Laws of the Registrant currently in effect	Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.4 to the Registrant’s Post Effective Amendment No. 1 to Form S-3 filed with the Commission on July 15, 2013 (file no. 333-189372)

4.1	Form of Common Stock Purchase Warrant Agreement	Exhibit A to the Registrant’s free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)

4.2	Form of Common Stock Purchase Warrant Agreement	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

4.3	Form of Senior Indenture	Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on January 2, 2015 (file no. 333-201355)

4.4	Form of Subordinated Indenture	Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on January 2, 2015 (file no. 333-201355)

4.5	Form of warrant issued to certain affiliated funds of CRG LP (formerly known as Capital Royalty) pursuant to the terms of the Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, and Amendment 2, dated August 6, 2015, by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders.	Exhibit 4.01 to the Registrant’s Current Report on Form 10-K filed with the Commission on October 9, 2015 (file no. 000-51030)

3

Exhibit Number		Exhibit Description	Incorporated by Reference

10.1		License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.2		Amendment No. 1, dated June 9, 2003, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.3		Amendment No. 2, dated September 5, 2005, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.4		Amendment No. 3, dated July 7, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.5		Amendment No. 4, dated October 9, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.6		Terms of Business, dated February 5, 2007, between Invetech Pty Ltd. and TearLab, Inc.	Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.7		Amendment No. 5, dated June 29, 2007, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.8	#	Securities Purchase Agreement, dated as of March 14, 2010, by and between the Registrant and certain investors.	Registrant’s free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)

10.9		Form of Director and Affiliate Letter Agreement	Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.10		Deed and Amendment, dated December 22, 2011, to Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB AB (Aust) Pty Ltd. Dated August 1, 2011 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2011 (file no. 000-51030)

4

Exhibit Number		Exhibit Description	Incorporated by Reference

10.11		Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB (Aust) Pty Ltd, dated August 1, 2011. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2011 (file no. 000-51030)

10.12		Purchase Agreement, dated as of April 11, 2012, by and between the Registrant and Craig-Hallum Capital Group LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2012 (file no. 000-51030)

10.13	#	Form Change of Control Severance Agreement (for US executives).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)

10.14	#	Form Change of Control Severance Agreement (for Canadian executives).	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)

10.15	#	Offer Letter, dated September 24, 2013, by and between the Registrant and Joseph Jensen.	Exhibit 10.1# to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2013 (file no. 000-50789)

10.16	#	Nonstatutory Stock Option Agreement, dated October 21, 2013, by and between the Company and Joseph Jensen.	Exhibit 10.1# to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2013 (file no. 000-50789)

10.17		Asset Purchase Agreement, dated March 14, 2014 by and among AOA Excel, Inc., Occulogix LLC and TearLab Corporation.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2014 (file no. 000-51030)

10.18		Term Loan Agreement, dated as of March 4, 2015, by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 10, 2015 (file no. 000-51030)

10.19	#	Nonstatutory Stock Option Agreement, dated April 21, 2014 by and between the Company and Paul Smith	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 21, 2014 (file no. 000-51030)

10.20	#	Offer Letter, dated May 15, 2015, by and between the Registrant and Wes Brazell	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2015 (file no. 000-51030)

10.21	#	2002 Stock Option Plan, as amended effective as of February 5, 2015.	Exhibit 10.1 to the Registrant’s Quarerly Report on Form 10-Q filed with the Commission on August 7, 2015 (file no. 000-51030)

10.22	#	OcuHub LLC 2015 Equity Incentive Plan	Filed herewith

10.23	#	Option Agreement dated as of October 1, 2015 by and between OcuHub LLC and Elias Vamvakas	Filed herewith

10.24	#	Profits Interest Award Agreement dated as of October 1, 2015 by and between OcuHub LLC and Elias Vamvakas	Filed herewith

5

Exhibit Number		Exhibit Description	Incorporated by Reference

10.25		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, and Amendment 2, dated August 6, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of December 31, 2015	Filed herewith

10.26	#	Employment Agreement, dated as of December 31, 2015, by and between the Registrant and Elias Vamvakas	Filed herewith

21.1		Subsidiaries of Registrant.	Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on July 28, 2011 (file no. 333-175861)

24.1		Power of Attorney (included on signature page).

31.1		CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2		CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1+		CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2+		CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

101.INS+		XBRL Instance.

101.SCH+		XBRL Taxonomy Schema.

101.CAL+		XBRL Taxonomy Extension Calculation.

101.DEF+		XBRL Taxonomy Extension Definition.

101.LAB+		XBRL Taxonomy Extension Labels.

101.PRE+		XBRL Taxonomy Extension Presentation

# - Management compensatory plan, contract or arrangement.

* - Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on March 9, 2016.

+ - Previously furnished with our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on March 9, 2016.

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Registrant. The Registrant will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 21, 2016	TearLab Corp.

	By:	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 21, 2016	By:	/s/ Joseph S. Jensen
Joseph S. Jensen
Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 21, 2016	By:	/s/ Wes Brazell
Wes Brazell
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 21, 2016	By:	/s/ *
Elias Vamvakas
Chairman of Board of Directors

Dated: March 21, 2016	By:	/s/ *
Anthony Altig
Director

Dated: March 21, 2016	By:	/s/ *
Thomas N. Davidson, Jr.
Director

Dated: March 21, 2016	By:	/s/ *
Adrienne L. Graves
Director

Dated: March 21, 2016	By:	/s/ *
Richard L. Lindstrom, M.D.
Director

Dated: March 21, 2016	By:	/s/ *
Donald Rindell
Director

Dated: March 21, 2016	By:	/s/ *
Paul Karpecki
Director

Dated: March 21, 2016	By:	/s/ *
Brock Wright
Director

By:	/s/ Joseph S. Jensen
Joseph S. Jensen, as attorney-in-fact
Date: March 21, 2016