Form 10-Q
period 2016-03-31
TearLab Corp
filed 2016-05-09
CIK 1299139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,214,447 as of May 2, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “pursue,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;

●	Our future strategy, structure, and business prospects;

●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner;

●	The planned commercialization of our current product;

●	Our ability to meet the financial covenants under our credit facilities;

●	Our anticipated use of cash, cash needs and ability to raise capital;

●	The size and growth of the existing and potential markets for our product and technology;

●	The effect of our strategy to streamline our organization and lower our costs;

●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;

●	Our anticipated expansion of United States and international sales and operations;

●	Our ability to obtain and protect our intellectual property and proprietary rights;

●	The results of our clinical trials;

●	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;

●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;

●	Our beliefs about our employee relations; and

●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals.

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

TearLab Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of U.S. dollars except number of shares)

(Unaudited)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$7,200	$13,838
Accounts receivable, net	3,026	3,021
Inventory	3,642	3,972
Prepaid expenses and other current assets	1,265	790
Total current assets	15,133	21,621

Fixed assets, net	5,220	5,352
Intangible assets, net	885	1,197
Other non-current assets	213	181
Total assets	$21,451	$28,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,013	$2,292
Accrued liabilities	3,578	5,047
Deferred Rent	111	114
Obligations under warrants	2	29
Total current liabilities	6,704	7,482

Long-term debt	25,195	24,859

Total liabilities	31,899	32,341

Exchange right	-	250
Commitments and contingencies (Note 10)

Stockholders’ deficit
Capital stock
Preferred Stock, $0.001 par value, authorized 10,000,000, none outstanding	—	—
Common stock, $0.001 par value, 65,000,000 authorized, 34,214,447 and 33,760,904 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	34	34
Additional paid-in capital	489,561	488,514
Accumulated deficit	(500,043)	(492,788)
Total stockholders’ deficit	(10,448)	(4,240)
Total liabilities and stockholders’ deficit	$21,451	$28,351

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	March 31,
	2016	2015

Revenue
Product sales	$5,502	$4,092
Reader equipment rentals	1,265	1,316
Total revenue	6,767	5,408
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	2,540	2,387
Cost of goods sold - reader equipment depreciation	554	392
Gross profit	3,673	2,629
Operating expenses
Sales and marketing	4,636	5,278
Clinical, regulatory and research & development	1,138	1,404
General and administrative	3,931	3,637
Amortization of intangible assets	304	381
Total operating expenses	10,009	10,700
Loss from operations	(6,336)	(8,071)
Other income (expense)
Interest income (expense)	(883)	(155)
Changes in fair value of warrant obligations	27	113
Other, net	(62)	(55)
Total other income (expense)	(918)	(97)
Net loss and comprehensive loss	$(7,254)	$(8,168)
Weighted average shares outstanding - basic	33,825,669	33,647,720
Net loss per share – basic	$(0.21)	$(0.24)
Weighted average shares outstanding - diluted	33,825,669	33,692,507
Net loss per share – diluted	$(0.21)	$(0.25)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	March 31,
	2016	2015

OPERATING ACTIVITIES
Net loss for the period	$(7,254)	$(8,168)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	714	1,061
Depreciation of fixed assets	620	414
Amortization of intangible assets	315	389
Changes in fair value of warrant obligations	(27)	(113)
Amortization of deferred financing charges	43	15
Interest accrued	-	51
Net change in working capital and non-current asset balances related to operations	(549)	(683)
Cash used in operating activities	(6,138)	(7,034)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(500)	(581)
Cash used in investing activities	(500)	(581)

FINANCING ACTIVITIES
Proceeds from the issuance of term loan	-	14,554
Proceeds from the exercise of options	-	38
Cash provided by financing activities	-	14,592

Increase (decrease) in cash and cash equivalents during the period	(6,638)	6,977
Cash, beginning of period	13,838	16,338
Cash, end of period	$7,200	$23,315

See accompanying notes to interim consolidated financial statements

TearLab Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of U.S. dollars except as otherwise stated)

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $7,254 for the three months ended March 31, 2016 and $33,229 for the year ended December 31, 2015. The Company’s working capital surplus at March 31, 2016 is $8,429 which represents a $5,710 decrease from its working capital at December 31, 2015. As a result of the Company’s history of losses and financial condition, there is substantial doubt about the ability of the Company to continue as a going concern. On May 9, 2016, the Company issued 23,000,000 shares of stock at $0.75 per share to raise additional funds for general corporate purposes. The Company’s existing cash of $7,200 at March 31, 2016, combined with funds received from the equity raise and anticipated cash flows provided by the sales of its products may not be sufficient to cover its cash requirements through the next twelve months if management is unsuccessful in decreasing the cash consumed by operating activities. Based on the Company’s current rate of cash consumption management estimates cash will go below $5,000 within the next twelve months, violating a debt covenant, and the Company will need additional capital or a waiver to remain compliant. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure. If events or circumstances occur that impact the Company’s access to funding, it may be required to reduce operating expenses and reduce the planned levels of inventory and capital expenditures which could have an adverse impact on its ability to achieve its intended business objectives. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2015. The audited financial statements for the year ended December 31, 2015, filed with the SEC with our annual report on Form 10-K on March 9, 2016 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.

TearLab Corporation

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to revenue and inventory reserves, allowance for doubtful accounts, impairment of long-lived and intangible assets, and the fair value of stock options and warrants.

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

Revenue recognition for Purchase Agreements with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a TearLab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, the deliverables under the contracts do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price, as determined by the selling price of similar individual items on a stand-alone basis. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

TearLab Corporation

Although the Company typically has a no return policy for its products, the Company has established a reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve of $16 and $67 as of March 31, 2016 and December 31, 2015, respectively, has reduced revenue and is included in accounts receivable.

Warrant liabilities

The Company issued several rounds of warrants related to various debt and equity transactions which occurred in 2011. The Company determined that these warrants do not meet the criteria for classification as equity and, accordingly, classified the warrants as current liabilities. The warrant liabilities are subject to remeasurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the Statements of Operations and Comprehensive Loss. Warrants are also remeasured at fair value immediately prior to being exercised, and the resulting fair value is reclassified into additional paid-in capital, net of any applicable exercise proceeds. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes Merton option-pricing model, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock.

Recent accounting pronouncements

In March 2016, the Financial Accountings Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09, Improvement to Employee Share-Based Payment Accounting (“ASU 2016-09”), which involves several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as liabilities or equity, and classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of the new standard will have on its financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use model that requires a lessee to record an asset and liability on the balance sheet for all leases with terms longer than twelve months. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of the new standard on its financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Early application is not permitted. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the standard by one year which would result in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on the Company’s financial statements.

TearLab Corporation

3. BALANCE SHEET DETAILS

Accounts receivable

	March 31, 2016	December 31, 2015

Trade receivables	$3,689	$3,610

Allowance for doubtful accounts	(663)	(589)
	$3,026	$3,021

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

	March 31, 2016	December 31, 2015

Finished goods	$3,673	$4,002
Inventory reserves	(31)	(30)
	$3,642	$3,972

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long term purchase commitment to buy the test cards from MiniFAB (Note 10). The purchase commitment contains required minimum annual purchases and a total purchase commitment under the manufacturing agreement. As part of its analysis of excess or obsolete inventories, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve is needed.

Prepaid expenses and other current assets

	March 31, 2016	December 31, 2015
Prepaid trade shows	$280	$246
Prepaid insurance	347	87
Manufacturing deposits	337	154
Subscriptions	104	128
Other fees and services	174	146
Other current assets	23	29
	$1,265	$790

TearLab Corporation

Fixed assets

	March 31, 2016	December 31, 2015
Capitalized TearLab equipment	$8,752	$8,349
Leasehold improvements	61	61
Computer equipment and software	1,023	1,023
Furniture and office equipment	281	278
Medical equipment	500	431
	$10,617	$10,142
Less accumulated depreciation	(5,397)	(4,790)
	$5,220	$5,352

Depreciation expense was $619 and $414 during the three months ended March 31, 2016 and 2015, respectively.

Accrued liabilities

	March 31, 2016	December 31, 2015
Due to professionals	$560	$256
Due to employes and directors	1,770	2,130
Sales and use tax liabilities	186	231
Royalty liability	407	753
Warranty	126	94
Other	529	1,583
	$3,578	$5,047

4. INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of the value of TearLab® Technology acquired in the acquisition of TearLab Research and the value of the OcuHub platform technology acquired in the acquisition of the OcuHub business unit from AOAExcel. The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company. The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. The OcuHub platform technology was fully-impaired as of December 31, 2015, with the impairment charge taken in December 2015. Amortization expense for the three months ended March 31, 2016 and 2015 was $315 and $389, respectively.

On April 8, 2016, OcuHub Holdings, Inc., a wholly-owned subsidiary of the Company, completed the sale of 10,167.5 units of OcuHub to an executive of OcuHub and an unrelated third party. After the sale, OcuHub Holdings, Inc. owns 10.5% of OcuHub on a fully-diluted basis. The sale of OcuHub does not represent a significant strategic shift for the Company.

TearLab Corporation

Intangible assets subject to amortization consist of the following:

	Remaining			Net Book
	Useful Life	Gross Value	Accumulated	Value at
	(Years)	at March 31, 2016	Amortization	March 31, 2016

TearLab® technology	1	$12,172	$(11,409)	$763
Patents and trademarks	2	271	(217)	54
Prescriber list	2	90	(22)	68
Total		$12,533	$(11,648)	$885

			Net Book
	Gross Value at	Accumulated	Value at
	December 31, 2015	Amortization	December 31, 2015

TearLab® technology	$12,172	$(11,106)	$1,066
Patents and trademarks	268	(216)	52
Prescriber list	90	(11)	79
Total	$12,530	$(11,333)	$1,197

The estimated amortization expense for the intangible assets for the remainder of 2016 and thereafter is as follows:

Amortization
of intangible
assets

Remainder of 2016	$826
2017	59
$885

5. TERM LOAN

On March 4, 2015, the Company executed a term loan agreement with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35,000 under the arrangement. The Company received $15,000 in gross proceeds under the arrangement on March 4, 2015, and an additional $10,000 on October 6, 2015. A third tranche of $10,000 is available to the Company if the Company achieves at least $38,000 in trailing twelve-month revenue prior to June 30, 2016 and satisfies other borrowing conditions. The Term Loan Agreement matures on December 31, 2020 and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. While interest on the loan is accrued at 13% per annum, the Company may elect to make interest-only payments at 8.5% per annum. The unpaid interest of 4.5% is added to the principal of the loan and is subject to additional accrued interest (“PIK interest”). The accrued interest can be deferred and paid together with the principal in the fifth and sixth years.

TearLab Corporation

As part of the amended Term Loan Agreement, and funding of the second tranche, CRG received 350,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $5.00 per share (the “CRG Warrants”). The CRG Warrants have a five-year life. The CRG Warrants are classified as equity on the Consolidated Balance Sheet as of December 31, 2015 and March 31, 2016. The CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt (Note 7).

The Company incurred financing and legal fees associated with the debt of $606, which were recorded as a direct discount to the debt and is being amortized using the effective interest method. The Company presents the debt issuance costs related to the recognized debt liability on the Consolidated Balance Sheet as a reduction of the liability.

The following is a summary of the Term Loan Agreement as of March 31, 2016 and related maturities of outstanding principle:

Prinicple balance outstanding	$25,000
PIK interest	974
less discount on term loan:
deferred financing fees, net	(508)
fair value of detachable warrants, net	(271)
Total term loan	$25,195

Principal due for each of the next 5 years and in the aggregate thereafter:

Remaining 2016	$-
2017	-
2018	-
2019	12,987
2020	12,987
Total principal due	25,974
Less: discount on term loan	(779)
Total term loan	$25,195

The Term Loan Agreement provides for prepayment fees of 5% of the outstanding balance of the loan if the loan is repaid prior to March 31, 2016. The prepayment fee is reduced 1% per year for each subsequent year until maturity.

The loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. On April 7, 2016, the Company amended the Term Loan Agreement to change the required minimum revenue levels. The amended minimum revenue is $27,000 for 2016, $31,000 for 2017, $36,000 for 2018, $45,000 for 2019 and $55,000 for 2020. The amendment also reduced the exercise price of the CRG Warrants from $5.00 per share to $1.50 per share.

If the Company does not have annual revenue greater or equal to the annual revenue covenant in a calendar year, the Company will have the right to cure within 90 days of the end of the respective calendar year by raising subordinated debt or equity equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement. In the event of a default, the Company may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in the Company’s assets.

TearLab Corporation

Borrowings under the term loan are subject to non-occurrence of a material adverse change in our business or operations (financial or otherwise), or a material impairment of the prospect of repayment of obligations.

At March 31, 2016, the Company was in compliance with all of the covenants.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any assets or liabilities in Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2016.

At March 31, 2016, the Company had a liability for warrants to purchase 219,604 shares of common stock at an exercise price of $1.86 per share valued at $2 (Note 7). The warrant liability is classified as a Level 3 fair value measurement.

The following table provides a reconciliation for the warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 (in thousands):

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Balance of warrant liability at January 1, 2016	$29
Warrant exercises	-
Change in fair value of warrant liability included in other (income) / expense	(27)
Balance of warrant liability at March 31, 2016	$2

TearLab Corporation

7. STOCKHOLDERS’ EQUITY

(a) Authorized share capital

The total number of authorized shares of common stock of the Company is 65,000,000. Each share of common stock has a par value of $0.001 per share. The total number of authorized shares of preferred stock of the Company is 10,000,000. Each share of preferred stock has a par value of $0.001 per share.

(b) Stock Incentive Plan

The Company has a stock incentive plan, the 2002 Stock Incentive Plan (the “Stock Incentive Plan”), under which up to 6,200,000 options are available for grant to employees, directors and consultants. Options granted under the Stock Incentive Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Incentive Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company’s common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and the employee stock purchase plan included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended
	March 31,
	2016	2015

Sales and marketing	$136	$504
Clinical, regulatory and research and development	83	99
General and administrative	495	458
Stock-based compensation expense before income taxes	$714	$1,061

TearLab Corporation

(c) Employee Stock Purchase Plan

In July 2014, the Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan (the “ESPP”) which was approved by the Company’s stockholders in June 2014 at the Company’s Annual Meeting of Stockholders. A total of 671,500 shares of the Company’s common stock are reserved for issuance under the plan, which permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company’s Board of Directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee invest more than $25 worth of stock in the plan during each calendar year or more than 5,000 shares per offering period. During the three months ended March 31, 2016 and 2015, the Company recorded $3 and $19 of expense, respectively, under the ESPP. During the three months ended March 31, 2016, the Company issued 67,743 shares of common stock under the ESPP.

(d) Warrants

On June 13, 2011, the Company issued 1,629,539 shares of its common stock as well as warrants (‘‘Financing Warrants’’) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations. The exercise price of the Financing Warrants is $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009. No Financing Warrants were exercised during the three months ended March 31, 2016 or 2015.

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants (‘‘2011 Warrants’’) to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000. The exercise price of the warrants is $1.86 per share. The warrants are exercisable until June 30, 2016. The Company estimated the fair value of the warrants at the date of issuance using the Black-Scholes Merton option pricing model with a 101% volatility, 5.0 years expected life and a risk-free interest rate of 1.76%. The 2011 Warrants are recorded as a liability on the Company’s balance sheet and remeasured each period using the Black-Scholes Merton option-pricing model. There were no exercises of 2011 Warrants during the three months ended March 31, 2016 or 2015. There were 219,604 of the 2011 Warrants outstanding as of March 31, 2016 and December 31, 2015 with a value of $2 and $29, respectively. Changes in the fair value of the 2011 Warrants outstanding were presented as Changes in fair value of warrant obligations in the Consolidated Statements of Operations and Comprehensive Loss.

The estimated fair value of the 2011 Warrants at March 31, 2016 was determined using the Black-Scholes option-pricing model with the following assumptions:

Volatility	122%
Expected life of Warrants	0.25	years
Risk-free interest rate	0.21%
Dividend yield	0%

In October 2015, as part of the second amendment to the Term Loan Agreement and funding of the $10,000 tranche, CRG received warrants to purchase 350,000 common shares in the Company at a price of $5.00 per share (the “CRG Warrants”). The CRG Warrants are exercisable any time prior to October 6, 2020. The CRG Warrants are classified as equity on the Consolidated Balance Sheets as of December 31, 2015 and March 31, 2016. The CRG Warrants were valued at issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the three months ended March 31, 2016. On April 8, 2016, the Company amended its Term Loan Agreement. As part of the amendment, the term of the CRG Warrants were changed to allow the holder to purchase 350,000 common shares in the Company at a price of $1.50 per share.

TearLab Corporation

(e) Exchange Right

In August 2014, the Company sold membership units in OcuHub LLC, a Delaware limited liability company and a wholly owned subsidiary of TearLab Corporation in exchange for 2% ownership of OcuHub LLC. In connection with the sale of the membership units, the new members received an exchange right allowing the units to be exchanged upon written notice and during a specified exchange window for shares in the Company’s common stock. On March 31, 2016, the members exchanged the ownership interest in OcuHub LLC for 385,800 shares of the Company’s common stock.

8. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding. Diluted income (loss) per share is computed by dividing net income (loss), less any dilutive amounts recorded during the period for the change in fair value of warrant liabilities, by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, from stock options, warrants, and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Diluted loss per share for the three months ended March 31, 2015 includes the dilutive impact of the gain recorded from the Company’s June 30, 2011 warrants.

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended
(in thousands of shares)	March 31,
	2016	2015
Stock options	6,376	6,400
Warrants	644	74
ESPP shares	76	-

Total	7,096	6,474

TearLab Corporation

9. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in working capital and non-current asset balances related to operations consists of the following:

	Three months ended
	March 31,
	2016	2015
Accounts receivable, net	$(5)	$160
Inventory	338	(189)
Prepaid expenses and other assets	(475)	(96)
Other non-current assets	(32)	(40)
Accounts payable	721	272
Accrued liabilities	(1,385)	(769)
Deferred interest	292	-
Deferred rent/revenue	(3)	(21)
	$(549)	$(683)

10. COMMITMENTS AND CONTINGENCIES

On March 7, 2016, the Company, through its subsidiary, TearLab Research, Inc., entered into a supply and development agreement (“Supply Agreement”) with MiniFAB (Aust) Pty Ltd (“MiniFAB”). The agreement is an exclusive supply agreement through June 2021, which will provide 16% savings on the purchase and delivery of individual osmolarity test cards following a transition period to account for ending inventory at December 31, 2015 and other elements of the prior agreement. The savings consist of lower prices for the purchase of the test cards and for freight costs to ship the cards to the Company’s distribution facility. The lower purchase price will remain in place until the earlier of, the Company reaches an annual volume of 4.5 million test cards or March 31, 2018. The savings from freight costs will remain in place throughout the agreement. The Supply Agreement requires, in any given 6 calendar months, the Company must place aggregate purchase orders equal to at least 50% of the orders forecasted for that 6 month period at its onset. The Supply Agreement can be extended by either party for a term of five years with the option for the Company to buyout the exclusive supply provision during any extended term. This Supply Agreement replaces the July 2011 agreement between MiniFAB and the Company.

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

Our product, the TearLab® Osmolarity System, enables the rapid measurement of tear osmolarity in the doctor’s office. Osmolarity is a quantitative and highly specific biomarker that has been shown to assist in the diagnosis and disease management of DED. Based on the Beaver Dam Offspring Study (2005-2008), prevalence of DED was 14.5% across an adult population aged 21-84, impacting 17.9% of women and 10.5% of men in the study.The innovation of the TearLab® Osmolarity System is its ability to precisely and rapidly measure osmolarity in nanoliter volumes of tear samples, using a highly efficient and novel tear collection system at the point of care. Historically, eye care researchers have relied on expensive instruments to perform tear biomarker analysis. In addition to their cost, these conventional systems are slow, highly variable in their measurement readings, and not categorized as waived by the United States Food and Drug Administration (the “FDA”), under regulations promulgated under the Clinical Laboratory Improvement Amendments, (“CLIA”).

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

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

(in thousands)	Three Months Ended March 31,
	2016	2015	Change

TearLab revenue	$6,767	$5,408	$1,359
TearLab – cost of sales	3,094	2,779	315
TearLab gross profit	3,673	2,629	1,044
Gross profit percentage	54%	49%

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

TearLab revenue increased by $1.4 million or 25% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase is attributable to an increase in test card sales of $1.1 million and an increase of $257,000 in reader sales, when compared to the three months ended March 31, 2015.

Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab Osmolarity System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended March 31, 2016 increased $315,000, or 11%, compared to the three months ended March 31, 2015. The increased costs associated with higher sales volumes were offset, in part, by cost savings on our gross margin.

Gross Profit

TearLab gross profit for the three months ended March 31, 2016 increased by $1.0 million or 40% compared to the three months ended March 31, 2015. The increase is due to a combination of higher sales volume and improved gross margin. The gross margin percentage of revenue for the three months ended March 31, 2016 was 54% as compared to 49% for the three months ended March 31, 2015. Gross margin improvement for the three months ended March 31, 2016 was due primarily to the conversion and addition of our more productive Flex accounts. Also, beginning January 1, 2016, gross margin benefited from a two year moratorium on the 2.3% medical device excise tax on sales in the United States.

Operating Expenses

	Three Months Ended
(in thousands)	March 31,
	2016	2015	Change

Sales and marketing	$4,636	$5,278	$(642)
Clinical, regulatory and research and development	1,138	1,404	(266)
General and administrative	3,931	3,637	294
Amortization of intangible assets	304	381	(77)
Operating expenses	$10,009	$10,700	$(691)

Sales and Marketing Expense

Sales and marketing expenses decreased by $642,000 or 12% in the three months ended March 31, 2016, as compared with the comparable period in fiscal 2015. The reduction in sales and marketing expenses is attributable to cost savings from our February 2016 organizational restructuring and reduced marketing spend in the three months ended March 31, 2016, offset in part by $175,000 of restructuring related expenses.

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

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses decreased $266,000 or 19% in the three months ended March 31, 2016 as compared with the three months ended March 31, 2015. The expense decrease in comparing the three months ended March 31, 2016 with the corresponding period in the prior year was almost entirely due to a decrease in external product development costs of $242,000 related to the timing of the next generation of diagnostic products.

General and Administrative Expenses

Total general and administrative expenses increased $294,000 or 8% in the three months ended March 31, 2016 as compared with the three months ended March 31, 2015. The increase when compared to the prior fiscal period was driven by higher legal and other professional services costs associated with our shelf offering withdrawn from the market in February of 2016.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three months ended March 31, 2016 was $304,000, as compared to the $381,000 in the prior year fiscal period, with the decrease of $77,000 resulted from the amortization of certain OcuHub related intangibles in the prior year fiscal period. The OcuHub intangibles were fully impaired in the fourth quarter of 2015, so no corresponding amortization expense was incurred in 2016.

Other Income (Expense)

(in thousands)	Three Months Ended March 31,
	2016	2015	Change

Interest income (expense)	$(883)	$(155)	$(728)
Changes in fair value of warrant obligations	27	113	(86)
Other (net )	(62)	(55)	(7)
Other income	$(918)	$(97)	$(821)

Interest Income (Expense)

Interest expense for the three months ended March 31, 2016 and 2015 was from the interest for the CRG term loan. For the three months ended March 31, 2016, we paid $552,000 of interest and deferred $292,000 into the balance of long-term debt. For the three months ended March 31, 2015, we paid $95,000 and deferred $51,000. Interest expense increased for the three months ended March 31, 2016 on larger average balances of long-term debt outstanding during the period.

Changes in Fair Value of Warrants Obligations

The Company records outstanding warrants considered liabilities at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings for the applicable period. The Company recorded income related to a decrease in the fair value of warrant obligations of $27,000 and $113,000 for the three months ended March 31, 2016 and 2015, respectively.

Other (net)

Other income (loss) for the three months ended March 31, 2016 and 2015 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources

(in thousands)	March 31, 2016	December 31, 2015	Change
Cash and cash equivalents	$7,200	$13,838	$(6,638)
Percentage of total assets	33.6%	48.8%

Working capital	$8,429	$14,139	$(5,710)

Financial Condition

On May 9, 2016, the Company issued 23,000,000 shares of stock at $0.75 per share to raise additional funds for general corporate purposes. The Company may be able to raise either additional debt financing or additional equity financing. The CRG Term Loan Agreement provides for an increase in the term loan of up to $10.0 million, provided we achieve trailing twelve-month revenue of at least $38.0 million prior to June 30, 2016. The Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Unless we succeed in decreasing the cash consumed by operating activities, we anticipate that we will be below our required minimum cash balance under our debt agreement within the next twelve months. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Indebtedness

On March 4, 2015, we executed the Term Loan Agreement with CRG as lenders providing us with access of up to $35.0 million under the Term Loan Agreement. We entered into a second amendment to the Term Loan Agreement with CRG on August 6, 2015. We received $15.0 million in gross proceeds under the Term Loan Agreement on March 4, 2015, and an additional $10.0 million on October 6, 2015. A third tranche of $10.0 million is available to us if we achieve at least $38.0 million in trailing twelve-month revenue prior to June 30, 2016, and satisfy other borrowing conditions. As part of the second amendment to the Term Loan Agreement and funding of the $10.0 million tranche, CRG received warrants to purchase 350,000 common shares in the Company at a price of $5.00 per share. The warrants have a life of five years. The Term Loan Agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. At our option, during the first four years a portion of the interest payments may be deferred and paid together with the principal in the fifth and sixth years.

On April 7, 2016, we further amended the Term Loan Agreement (the “Fourth Amendment”). The Fourth Amendment changes the required minimum revenue levels under the Term Loan Agreement to $27.0 million, $31.0 million, $36.0 million, $45.0 million and $55.0 million for the calendar years 2016, 2017, 2018, 2019 and 2020, respectively. In addition, the Fourth Amendment releases the guaranty and other obligations given by OcuHub LLC under the Term Loan Agreement. The Fourth Amendment also reduced the exercise price of the warrants to purchase 350,000 common shares in the Company issued to CRG from $5.00 per share to $1.50 per share.

The Term Loan Agreement is collateralized by all our assets. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants. Among them, we must attain minimum certain annual revenue and minimum cash threshold levels. The minimum cash balance required is $5.0 million, subject to certain conditions.

If we do not have annual revenue greater or equal to the annual revenue covenant in a calendar year, we will have the right to cure by raising subordinated debt or equity equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement. In the event we do not achieve the minimum revenue threshold and cannot cure as described above, we may be in default of the Term Loan Agreement. In the event of a default, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents and cash generated from increased revenues and the senior term loan agreement will be sufficient to sustain our operations into the second quarter of 2016. We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable and, to a lesser degree, interest income on our cash balances. Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks. In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

Cash Used in Operating Activities

Net cash used to fund our operating activities during the three months ended March 31, 2016 was $6.1 million. Net cash used in operating activities during the three month period was less than our net loss of $7.3 million primarily due to the amortization of intangible assets, depreciation of fixed assets, stock-based compensation and changes in the fair value of warrant obligations. In aggregate, these non-cash items totaled $1.7 million.

The net change in working capital and non-current asset balances related to operations for the three months ended March 31, 2016 and 2015 consists of the following:

	Three months ended
	March 31,
	2016	2015
Accounts receivable, net	$(5)	$160
Inventory	338	(189)
Prepaid expenses and other assets	(475)	(96)
Other non-current assets	(32)	(40)
Accounts payable	721	272
Accrued liabilities	(1,385)	(769)
Deferred interest	292	-
Deferred rent/revenue	(3)	(21)
	$(549)	$(683)

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Inventory decreased in the three months ended March 31, 2016 because of a combination of reduced levels of test card inventory on hand and more favorable pricing for the inventory on hand.

●	Prepaid expenses increased in the three months ended March 31, 2016 due to the timing of some of our second quarter conferences and the annual renewal cycle of our insurance policies.

●	Accounts payable and accrued liabilities had a net decrease during the three months ended March 31, 2016 because of the timing of invoices received late in the period for professional services rendered. The change included invoices that were unbilled at December 31, 2015 for development associated with the next generation diagnostic products and invoiced during the first quarter of 2016 which resulted in an accounts payable increase and a corresponding decrease in accrued liabilities during the three months ended March 31, 2016.

●	Deferred interest in the three months ended March 31, 2016 relates to the Company electing the option to defer 4.5 percent of the interest on the Term loan Agreement and pay together with the principal in the fifth and sixth year of the Term Loan Agreement.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was $500,000 and $581,000, respectively, to acquire fixed assets, primarily TearLab Osmolarity systems.

Cash Provided by Financing Activities

There was no net cash provided by or used in financing activities during the three months ended March 31, 2016. For the three months ended March 31, 2015, net cash provided by financing activities consisted primarily of proceeds from the term loan.

Off-Balance-Sheet Arrangements

As of March 31, 2016, we did not have any material off-balance-sheet arrangements as defined in Item 303(1)(4)(ii) of SEC Regulation S-K.

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

There were no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2016 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2016 included in Item 1.

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

(b) Changes in Internal Control over Financial Reporting.

During the first quarter of 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 1A. RISK FACTORS.

Risks Relating to Our Financial Condition

We have limited working capital and a history of losses that raise substantial doubts as to whether we will be able to continue as a going concern.

We have prepared our consolidated financial statements on the basis that we would continue as a going concern. However, we have incurred losses in each year since our inception. Our net working capital balance at March 31, 2016 was $8.4 million which represents a $5.7 million decrease in the balance from our working capital of $14.1 million at December 31, 2015. We do not currently have any available borrowing under our term loan or credit facility.

Although current levels of cash flows are negative, management believes the Company’s existing cash as of March 31, 2016 will be sufficient to cover its operating and other cash demands through the second quarter of 2016.

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

We have incurred losses in each year since our inception. As of March 31, 2016, we had an accumulated deficit of $500.0 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

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

On March 4, 2015, we executed a term loan agreement with CRG as lenders (the “Term Loan Agreement”) providing us with access of up to $35.0 million under the Term Loan Agreement. We entered into an amendment of the Term Loan Agreement with CRG on August 6, 2015. We received $25.0 million in gross proceeds during 2015. A third tranche of $10.0 million is available to us only if we achieve at least $38.0 million in twelve-month sales revenue prior to June 30, 2016, and satisfy other borrowing conditions, and we may not be able to achieve these conditions. We can make no assurance that we will be able to raise either additional debt financing or additional equity capital. There can be no assurances that there will be adequate financing available to us on acceptable terms or at all.

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

The CRG loan is collateralized by all our assets. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, we must attain minimum annual revenue and minimum cash threshold levels. The minimum annual revenue threshold levels required by the Term Loan are $27.0 million, $31.0 million, $36.0 million, $45.0 million and $55.0 million for calendar years 2016, 2017, 2018, 2019 and 2020, respectively. The minimum cash balance required is $5.0 million, subject to certain conditions.

If we do not have annual revenue greater or equal to the annual revenue covenant in a calendar year, we will have the right to cure by raising subordinated debt or equity equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement. We cannot assure you that we will be able to achieve the annual revenue thresholds and the daily cash threshold. We cannot assure you that we would be able to raise the financing described above, if required. In addition, in the event of our breach of the Term Loan Agreement with CRG, we may not be allowed to draw additional amounts under the Term Loan Agreement, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

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

Our annual and quarterly revenue and results of operations have varied in the past and may continue to vary significantly from year-to-year and quarter-to-quarter. The variability in our annual and quarterly results of operations may lead to volatility in our stock price as research analysts and investors respond to these annual fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including:

●	fluctuations in demand for our products;

●	changes in customer budget cycles and capital spending;

●	seasonal variations in customer operations that could occur during holiday or summer vacation periods;

●	tendencies among some customers to defer purchase decisions until the end of the quarter;

●	the large unit value of our systems;

●	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

●	our ability to design, manufacture and deliver products to our customers in a timely and cost effective manner;

●	quality control or yield problems in our manufacturing operations;

●	our ability to timely obtain adequate quantities of the components used in our products;

●	new product introductions or enhancements by us and our competitors;

●	unanticipated increases in costs or expenses;

●	our complex, variable and, at times, lengthy sales cycle;

●	global economic conditions; and

●	fluctuations in foreign currency exchange rates.

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

As of March 31, 2016, our total liabilities were $31.9 million including $25.2 million of long-term obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our liabilities present the following risks:

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

While we received the 510(k) clearance and CLIA waiver that we were seeking, we will be subject to significant ongoing regulatory requirements, and if we fail to comply with these requirements, we could be subject to enforcement action by the FDA or state agencies, including:

●	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall or seizure of our product;
`
●	operating restrictions or partial suspension or total shutdown of production

●	delay or refusal of our requests for 510(k) clearance or premarket approval of new products or of new intended uses or modifications to our existing product;

●	refusal to grant export approval for our products;

●	withdrawing 510(k) clearances or premarket approvals that have already been granted; and

●	criminal prosecution.

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

The testing, manufacturing, marketing and sale of therapeutic and diagnostic products entail significant inherent risks of allegations of product liability. Our past use of the RHEO System and the components of the SOLX Glaucoma System in clinical trials and the commercial sale of those products may have exposed us to potential liability claims. Our use of the TearLab® Osmolarity System and its commercial sale could also expose us to liability claims. All of such claims might be made directly by patients, health care providers or others selling the products. We carry clinical trials and product liability insurance to cover certain claims that could arise, or that could have arisen, during our clinical trials or during the commercial use of our products. We currently maintain clinical trials and product liability insurance with aggregate annual coverage limits of $2.0 million. Such coverage, and any coverage obtained in the future, may be inadequate to protect us in the event of successful product liability claims, and we may not increase the amount of such insurance coverage or even renew it. A successful product liability claim could materially harm our business. In addition, substantial, complex or extended litigation could result in the incurrence of large expenditures and the diversion of significant resources.

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

We rely on a limited number of suppliers of each of the key components of the TearLab® Osmolarity System and are vulnerable to fluctuations in the availability and price of our suppliers ‘ products and services.

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

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. Broad market and industry factors may seriously affect the market price of our stock, regardless of actual operating performance. In the past, securities class action litigation often follows periods of volatility in the overall market and market price of a particular company’s securities. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

In order to maintain our listing on NASDAQ, we are required to maintain a stockholders’ equity and minimum bid price requirement. In particular, we are required to (i) maintain a minimum bid price of $1.00, and we have traded below that threshold since February 2, 2016, and (ii) maintain a minimum stockholders’ equity of $2.5 million or meet alternative market capitalization or income from continuing operations tests. On March 16, 2016, we received notices from NASDAQ stating (i) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days; and (ii) that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”) because the Company did not have a minimum stockholders’ equity, as of December 31, 2015, of $2.5 million and the Company also did not meet the alternative market capitalization and income from continuing operations tests. The Notices have no immediate effect on the NASDAQ listing or trading of the Company’s common stock.

We have a compliance period for the Minimum Bid Price Rule of 180 calendar days, or until September 12, 2016, in which to regain compliance, pursuant to NASDAQ Marketplace Rule 5810(c)(3)(A). If, at any time before that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify us that we have achieved compliance with the Rule. We submitted a plan for compliance with the Stockholders’ Equity Rule on May 2, 2016. If the plan is acceptable, NASDAQ will grant us an extension until August 31, 2016 to evidence compliance. If NASDAQ does not accept our plan, we will have the opportunity to appeal that decision to a NASDAQ Hearings Panel.

If we do not regain compliance with the Minimum Bid Price Rule and the Stockholders’ Equity Rule, then NASDAQ will notify us that our common stock will be delisted from the Nasdaq Capital Market, unless we request a hearing before a Nasdaq Hearings Panel. If we fail to regain compliance with the applicable requirements, our stock may be delisted. Delisting from The NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The NASDAQ Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from The NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS (WSGR to update – need to include new MiniFAB agreement and CRG Amendment No. 4)

Exhibit Number	Exhibit Description	Incorporated by Reference

4.1	Form of warrant issued to certain affiliated funds of CRG LP (formerly known as Capital Royalty) pursuant to the terms of the Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, Amendment 3, dated December 31, 2015, and Amendment 4, dated April 7, 2016, by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of April 7, 2016.

10.1#	Manufacturing, Supply and Development Agreement between MiniFAB (Aust) Pty Ltd and TearLab Research, Inc., dated March 7, 2016.

10.2	Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, and Amendment 3, dated December 31, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of April 7, 2016.

31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1+	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2+	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

# Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Securities and Exchange Commission.

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

TearLab Corp.
(Registrant)

Date:	May 9, 2016	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

