Form 10-Q
period 2016-06-30
TearLab Corp
filed 2016-08-04
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,898,656 as of July 28, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “pursue,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;

●	Our future strategy, structure, and business prospects;

●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner;

●	The planned commercialization of our current product;

●	Our ability to meet the financial covenants under our credit facilities;

●	Use of cash, cash needs and ability to raise capital;

●	The size and growth of the potential markets for our product and technology;

●	The effect of our strategy to streamline our organization and lower our costs;

●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;

●	Our anticipated expansion of United States and international sales and operations;

●	Our ability to obtain and protect our intellectual property and proprietary rights;

●	The results of our clinical trials;

●	Our ability to maintain reimbursement of our product and support our pricing strategies;

●	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;

●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;

●	Our beliefs about our employee relations; and

●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals.

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

TearLab Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of U.S. dollars except number of shares)

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current assets
Cash	$20,110	$13,838
Accounts receivable, net	2,257	3,021
Inventory	3,307	3,972
Prepaid expenses and other current assets	1,104	790
Total current assets	26,778	21,621

Fixed assets, net	4,957	5,352
Intangible assets, net	556	1,197
Other non-current assets	247	181
Total assets	$32,538	$28,351

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,278	$2,292
Accrued liabilities	3,003	5,047
Deferred rent	97	114
Obligations under warrants	-	29
Total current liabilities	5,378	7,482

Long-term debt	25,524	24,859

Total liabilities	30,902	32,341

Exchange right	-	250
Commitments and contingencies (Note8)

Stockholders’ equity (deficit)
Capital stock
Preferred Stock, $0.001 par value, 10,000,000 authorized, 3,292 and 0 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2,275	-
Common stock, $0.001 par value, 95,000,000 and 65,000,000 authorized, 52,825,347 and 33,760,904 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	53	34
Additional paid-in capital	503,694	488,514
Accumulated deficit	(504,386)	(492,788)
Total stockholders’ equity (deficit)	1,636	(4,240)
Total liabilities and stockholders’ equity (deficit)	$32,538	$28,351

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Three months ended
	June 30,
	2016	2015

Revenue
Product sales	$5,428	$4,920
Reader equipment rentals	1,475	1,425
Total revenue	6,903	6,345
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	2,465	2,812
Cost of goods sold - reader equipment depreciation	555	404
Gross profit	3,883	3,129
Operating expenses
Sales and marketing	3,364	5,065
Clinical, regulatory and research & development	661	1,711
General and administrative	2,960	3,673
Amortization of intangible assets	304	382
Total operating expenses	7,289	10,831
Loss from operations	(3,406)	(7,702)
Other income (expense)
Interest income (expense)	(1,046)	(504)
Changes in fair value of warrant obligations	2	4
Other, net	106	130
Total other income (expense)	(938)	(370)
Net loss and comprehensive loss	$(4,344)	$(8,072)
Weighted average shares outstanding - basic	44,849,247	33,658,153
Net loss per share – basic	$(0.10)	$(0.24)
Weighted average shares outstanding - diluted	44,849,247	33,703,584
Net loss per share – diluted	$(0.10)	$(0.24)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Six months ended
	June 30,
	2016	2015

Revenue
Product sales	$10,930	$9,011
Reader equipment rentals	2,740	2,741
Total revenue	13,670	11,752
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	5,005	5,246
Cost of goods sold - reader equipment depreciation	1,109	749
Gross profit	7,556	5,757
Operating expenses
Sales and marketing	8,000	10,343
Clinical, regulatory and research & development	1,799	3,115
General and administrative	6,891	7,309
Amortization of intangible assets	608	764
Total operating expenses	17,298	21,531
Loss from operations	(9,742)	(15,774)
Other income (expense)
Interest income (expense)	(1,929)	(659)
Changes in fair value of warrant obligations	29	116
Other, net	44	77
Total other income (expense)	(1,856)	(466)
Net loss and comprehensive loss	$(11,598)	$(16,240)
Weighted average shares outstanding - basic	39,337,458	33,650,479
Net loss per share – basic	$(0.29)	$(0.48)
Weighted average shares outstanding - diluted	39,337,458	33,697,938
Net loss per share – diluted	$(0.29)	$(0.49)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of U.S. dollars)

(Unaudited)

	Six months ended
	June 30,
	2016	2015

OPERATING ACTIVITIES
Net loss for the period	$(11,598)	$(16,240)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	1,524	2,231
Depreciation of fixed assets	1,236	892
Amortization of intangible assets	644	778
Gain on disposal of subsidiary	(75)	-
Changes in fair value of warrant obligations	(29)	(116)
Deferred interest on long-term debt	688	221
Amortization of debt discount	136	31
Changes in operating assets and liabilities:
Accounts receivable, net	763	249
Inventory	665	(768)
Prepaid expenses and other assets	(335)	48
Other non-current assets	(71)	(26)
Accounts payable	85	(309)
Accrued liabilities	(2,049)	(684)
Deferred rent/revenue	(9)	(42)
Cash used in operating activities	(8,425)	(13,735)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(844)	(1,392)
Cash used in investing activities	(844)	(1,392)

FINANCING ACTIVITIES
Proceeds from the issuance of equity instruments	15,457	-
Proceeds from the issuance of term loan	-	14,544
Proceeds from the issuance of employee stock purchase plan shares	84	98
Proceeds from the exercise of options	-	38
Cash provided by financing activities	15,541	14,680

Increase (decrease) in cash and cash equivalents during the period	6,272	(447)
Cash, beginning of period	13,838	16,338
Cash, end of period	$20,110	$15,891

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

The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. On April 8, 2016, OcuHub Holdings, Inc., a wholly-owned subsidiary of the Company, completed the sale of 10,167.5 units of OcuHub LLC (“OcuHub”), reducing OcuHub Holdings, Inc.’s ownership in OcuHub to 10.5% on a fully-diluted basis. Prior to the sale, the accounts of OcuHub were included in the condensed consolidated financial statements. In the three and six months ended June 30, 2016, the Company recorded a gain on the sale of OcuHub of $75, included in Other income (expense) on the Condensed Consolidated Statement of Operations and Comprehensive Loss. Intercompany accounts and transactions have been eliminated on consolidation.

Liquidity and Going Concern

  The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $11,598 for the six months ended June 30, 2016 and $33,229 for the year ended December 31, 2015. The Company has implemented plans to mitigate conditions that raise doubt about the Company’s ability to continue as a going concern. In February 2016, the Company underwent a strategic restructuring, including a staff reduction of 54 positions, designed to improve the Company’s overall cost structure. In April 2016, the Company finalized the divestment of OcuHub. In May 2016, the Company issued a combination of common stock, preferred stock, and warrants to purchase common stock for net proceeds of $15,457. The Company’s working capital surplus at June 30, 2016, was $21,400 which represents a $7,261 increase from its working capital at December 31, 2015. Management believes the combination of restructuring the Company’s cost structure, the cash provided by the increase in ownership equity and anticipated cash flows provided by the sale of products, will be sufficient to fund the Company’s cash requirements for at least the next twelve months. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company sells its proprietary TearLab® Osmolarity System and related test cards to external customers, who are primarily eye care professionals, for use in osmolarity testing procedures. Revenue is primarily derived from the sale of disposable test cards. Products are generally shipped from a distribution and warehousing facility in California. The Company’s sales are currently direct to customers in the United States and to distributors in the rest of the world.

The Company enters into contracts where revenue is derived either from agreements whereby the customer is provided the right to use the TearLab® Osmolarity System (reader equipment) at no separate cost to the customer in consideration for a minimum purchase commitment of disposable test cards over the related contract term (referred to as either “Use Agreements”, “Masters Agreements” or “Flex Agreements”), or from agreements with separate sales of the reader equipment and disposable test cards (“Purchase Agreements”).

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

TearLab Corporation

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

Although the Company typically has a no return policy for its products, the Company has established a reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve of $14 and $67 as of June 30, 2016 and December 31, 2015, respectively, has reduced revenue and is included in accounts receivable.

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

TearLab Corporation

3. BALANCE SHEET DETAILS

Accounts receivable

	June 30, 2016	December 31, 2015

Trade receivables	$2,729	$3,610

Allowance for doubtful accounts	(472)	(589)
	$2,257	$3,021

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

	June 30, 2016	December 31, 2015

Finished goods	$3,340	$4,002
Inventory reserves	(33)	(30)
	$3,307	$3,972

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long term purchase commitment to buy the test cards from MiniFAB (Aust) Pty Ltd (“MiniFAB”). The purchase commitment contains required minimum purchases based on periodic forecasts submitted to MiniFab, but the purchase commitment can fluctuate up or down depending on the Company’s forecast of future demand. As part of its analysis of excess or obsolete inventories, the Company considers future minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve is needed.

Prepaid expenses and other current assets

	June 30, 2016	December 31, 2015

Prepaid trade shows	$216	$246
Prepaid insurance	207	87
Manufacturing deposits	304	154
Subscriptions	146	128
Other fees and services	202	146
Other current assets	29	29
	$1,104	$790

TearLab Corporation

Fixed assets

	June 30, 2016	December 31, 2015

Capitalized TearLab equipment	$9,053	$8,349
Leasehold improvements	60	61
Computer equipment and software	930	1,023
Furniture and office equipment	272	278
Medical equipment	499	431
	$10,814	$10,142
Less accumulated depreciation	(5,857)	(4,790)
	$4,957	$5,352

Depreciation expense was $1,236 and $892 for the six months ended June 30, 2016 and 2015, respectively, and $617 and $478, respectively, for the three months ended June 30, 2016 and 2015.

Accrued liabilities.

	June 30, 2016	December 31, 2015

Due to professionals	$24	$256
Due to employes and directors	1,562	2,130
Sales and use tax liabilities	147	231
Royalty liability	435	753
Warranty	124	94
Other	711	1,583
	$3,003	$5,047

4. INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of the value of TearLab® Technology acquired in the acquisition of TearLab Research. The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company. The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years. Amortization expense for the three months ended June 30, 2016 and 2015 was $329 and $389, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $644 and $778, respectively.

Intangible assets subject to amortization consist of the following:

	Remaining	Gross		Net Book
	Useful Life	Value at	Accumulated	Value at
	(Years)	June 30, 2016	Amortization	June 30,2016

TearLab® technology	1	$12,172	$(11,713)	$459
Patents and trademarks	2	271	(231)	40
Prescriber list	2	90	(33)	57
Total		$12,533	$(11,977)	$556

TearLab Corporation

	Gross		Net Book
	Value at	Accumulated	Value at
	December 31, 2015	Amortization	December 31, 2015

TearLab® technology	$12,172	$(11,106)	$1,066
Patents and trademarks	268	(216)	52
Prescriber list	90	(11)	79
Total	$12,530	$(11,333)	$1,197

The estimated amortization expense for the intangible assets for the remainder of 2016 and thereafter is as follows:

Amortization
of intangible
assets

Remainder of 2016	$497
2017	59
$556

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

As part of the amended Term Loan Agreement, and funding of the second tranche, CRG received 350,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $5.00 per share (the “CRG Warrants”). The CRG Warrants have a five-year life. The CRG Warrants are classified as equity on the Consolidated Balance Sheet as of December 31, 2015 and June 30, 2016. The CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt.

The loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. On April 7, 2016, the Company amended the Term Loan Agreement to change the required minimum revenue levels. The amended minimum revenue is $27,000 for 2016, $31,000 for 2017, $36,000 for 2018, $45,000 for 2019 and $55,000 for 2020. The amendment also reduced the exercise price of the CRG Warrants from $5.00 per share to $1.50 per share and the Company issued CRG additional warrants to purchase 350,000 common shares of the Company’s stock at $1.50 per share, which expire 5 years after issuance. See Note 6 for further discussion of the CRG Warrants.

TearLab Corporation

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

At June 30, 2016, the Company was in compliance with all of the covenants.

As part of the amended Term Loan Agreement, on the earlier of the maturity date or the date the term loan is paid off in full, the Company will pay a facility fee equal to 6.5% of the aggregate principal amount of the loan, excluding accrued PIK interest (the “Facility Fee”). The Facility Fee is being accrued to interest expense using the effective interest method.

The Company incurred financing and legal fees associated with the debt of $606, which were recorded as a direct discount to the debt and are being amortized using the effective interest method. The Company presents the debt issuance costs related to the recognized debt liability on the Consolidated Balance Sheet as a reduction of the liability.

The Term Loan Agreement provided for prepayment fees of 5% of the outstanding balance of the loan if the loan was repaid prior to March 31, 2016. The prepayment fee is reduced 1% per year for each subsequent year until maturity.

The following is a summary of the Term Loan Agreement as of June 30, 2016 and related maturities of outstanding principle:

Prinicple balance outstanding	$25,000
PIK interest	1,269
Facility fee	101
less discount on term loan:
deferred financing fees, net	(484)
detachable warrants, net	(362)
Total term loan	$25,524

Principal due for each of the next 5 years and in the aggregate:

TearLab Corporation

Remaining 2016	$-
2017	-
2018	-
2019	13,185
2020	13,185
Total principal due	26,370
Less: discount on term loan	(846)
Total term loan	$25,524

6. STOCKHOLDERS’ EQUITY

(a) Authorized share capital

On June 24, 2016, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of common stock of the Company to 95,000,000 from 65,000,000. Each share of common stock has a par value of $0.001 per share. The total number of authorized shares of preferred stock of the Company is 10,000,000. Each share of preferred stock has a par value of $0.001 per share.

(b) Common and preferred shares

On May 9, 2016 the Company issued 18,610,900 shares of common stock, 3,291.8 shares of Series A Convertible Preferred Stock (“Preferred Stock”) and Series A warrants to purchase 11,500,000 shares of common stock (“Series A Warrants”)for gross proceeds of $17,250, less issuance costs of $1,793. The Preferred Stock is convertible, subject to certain limitations, into an aggregate of 4,389,100 shares of common stock, contains no voting rights, participates in any common stock dividends, and is treated as if converted upon any ordinary liquidation event. The common stock, the Series A Convertible Preferred Stock, and the Series A Warrants are all included in equity in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2016. The net proceeds were allocated to common stock, Preferred Stock, and Series A Warrants based on their relative fair values, as follows:

Common stock	$9,632
Preferred stock	2,275
Series A warrants	3,550
Net proceeds	$15,457

(c) Stock incentive plan

The Company has a stock incentive plan, the 2002 Stock Incentive Plan (the “Stock Incentive Plan”), under which up to 7,200,000 options are available for grant to employees, directors and consultants. Options granted under the Stock Incentive Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Incentive Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company’s common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and the employee stock purchase plan included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Sales and marketing	$253	$600	$421	$1,107
Clinical, regulatory and research and development	114	120	230	223
General and administrative	444	450	873	901
Stock-based compensation expense before income taxes	$811	$1,170	$1,524	$2,231

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

The price at which stock is purchased under the ESPP is equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company’s Board of Directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee invest more than $25 worth of stock in the plan during each calendar year or more than 5,000 shares per offering period. During the three months ended June 30, 2016 and 2015, the Company recorded $4 and $20, of expense, respectively, under the ESPP. During the six months ended June 30, 2016 and 2015, the Company recorded $7 and $39 of expense, respectively, under the ESPP. During the six months ended June 30, 2016 and 2015, the Company issued 67,743 and 54,211 shares of common stock, respectively, under the ESPP. On July 1, 2016, the Company issued an additional 73,309 shares of common stock under the ESPP.

TearLab Corporation

(e) Warrants

On June 13, 2011, the Company issued 1,629,539 shares of its common stock as well as warrants (‘‘Financing Warrants’’) to purchase 109,375 shares of its common stock in consideration of conversion and retirement of the Company’s outstanding July and August 2009 debt obligations. The exercise price of the Financing Warrants was $1.60 per common share representing the price per share equal to the closing bid price per share of the Company’s common stock on the NASDAQ stock market on July 15, 2009. No Financing Warrants were exercised during the three or six months ended June 30, 2016 or 2015. The Financing Warrants expired on June 13, 2016.

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants (‘‘2011 Warrants’’) to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000. The exercise price of the warrants was $1.86 per share. The 2011 Warrants expired on June 30, 2016. There were 219,604 2011 Warrants that expired unexercised. Prior to their expiration, the 2011 Warrants were recorded as a liability on the Company’s balance sheet and remeasured each period using the Black-Scholes Merton option-pricing model. There were no exercises of 2011 Warrants during the six months ended June 30, 2016 or 2015. The liability for the 2011 Warrants outstanding as of December 31, 2015 had a value of $29. The value of the 2011 Warrants outstanding as of December 31, 2015 was recorded as a Change in fair value of warrant obligations in the Consolidated Statements of Operations and Comprehensive Loss during the six months ended June 30, 2016, reflecting the expiration of the instruments and the associated liability.

On October 8, 2015, as part of the second amendment to the Term Loan Agreement and funding of the $10,000 tranche, CRG received warrants to purchase 350,000 common shares in the Company at a price of $5.00 per share (the “CRG Warrants”). The CRG Warrants are exercisable any time prior to October 8, 2020. The CRG Warrants are classified as equity on the Consolidated Balance Sheets as of December 31, 2015 and June 30, 2016. The CRG Warrants were valued at $290 upon issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the six months ended June 30, 2016.

On April 8, 2016, the Company further amended its Term Loan Agreement. As part of the amendment, the exercise price of the CRG Warrants was changed to allow the holder to purchase 350,000 common shares in the Company at a price of $1.50 per share and CRG was issued an additional 350,000 warrants to purchase common shares at an exercise price of $1.50 (the “2016 CRG Warrants”). The modification to the terms of the CRG Warrants resulted in a change in fair value of $54 which was included as interest expense for the three and six months ended June 30, 2016. The change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 76%, an expected life of 4.5 years, a risk-free interest rate of 1.06%, and 0% dividend yield. The 2016 CRG Warrants were valued at $106 upon issuance using the Black-Scholes Merton model assuming volatility of 76%, an expected life of 5.0 years, a risk-free interest rate of 1.30% and 0% dividend yield.

On May 9, 2016, the Company issued Series A Warrants to purchase 11,500,000 shares of common stock for $1.125 per common share attached to shares of common and Series A Convertible Preferred Stock issued on the same date. The Series A Warrants can be exercised after May 9, 2017 (the “Initial Exercise Date”) and expire 5 years after the Initial Exercise Date. Fair value of the Series A Warrants, for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming volatility of 76%, an expected life of 6.0 years, a risk-free interest rate of 1.30%, and 0% dividend yield.

TearLab Corporation

(e) Exchange Right

In August 2014, the Company sold membership units in OcuHub LLC, a Delaware limited liability company, which was a wholly owned subsidiary of TearLab Corporation at the time, in exchange for 2% ownership of OcuHub LLC. In connection with the sale of the membership units, the new members received an exchange right allowing the units to be exchanged upon written notice and during a specified exchange window for shares in the Company’s common stock. On March 31, 2016, the members exchanged the ownership interest in OcuHub LLC for 385,800 shares of the Company’s common stock.

7. NET INCOME (LOSS) PER SHARE

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

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three and six months ended
(in thousands of shares)	June 30,
	2016	2015
Stock options	7,398	6,471
Warrants	12,200	74
ESPP shares	73	-

Total	19,671	6,545

8. COMMITMENTS AND CONTINGENCIES

On March 7, 2016, the Company, through its subsidiary, TearLab Research, Inc., entered into a supply and development agreement (“Supply Agreement”) with MiniFAB (Aust) Pty Ltd (“MiniFAB”). The agreement is an exclusive supply agreement through June 2021, which will provide 16% savings on the purchase and delivery of individual osmolarity test cards following a transition period to account for ending inventory at December 31, 2015 and other elements of the prior agreement. The savings consist of lower prices for the purchase of the test cards and for freight costs to ship the cards to the Company’s distribution facility. The lower purchase price will remain in place until the earlier of the date that the Company reaches an annual volume of 4.5 million test cards and March 31, 2018. The savings from freight costs will remain in place throughout the agreement. The Supply Agreement requires that, in any given 6 calendar months, the Company must place aggregate purchase orders equal to at least 50% of the orders forecasted for that 6 month period at its onset. The Supply Agreement can be extended by either party for a term of five years with the option for the Company to buyout the exclusive supply provision during any extended term. This Supply Agreement replaces the July 2011 agreement between MiniFAB and the Company.

In April 2014, the Company guaranteed a marketing agreement entered into by OcuHub LLC, which was a wholly-owned subsidiary of the Company at the time. The underlying marketing agreement calls for an annual marketing fee of $100, with payments due quarterly through March 31, 2019. Should OcuHub LLC fail to perform its obligations under the terms of the marketing agreement, the Company could be required to make the $25 quarterly payments, through the March 31, 2019 initial term of the agreement. The Company has not accrued for any liability under the guarantee.

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

We develop technologies to enable eye care practitioners to test a wide range of biomarkers (chemistries, metabolites, genes and proteins) at the point-of-care. Commercializing that tear testing platform is now the focus of our business.

Our product, the TearLab® Osmolarity System, enables the rapid measurement of tear osmolarity in the doctor’s office. Osmolarity is a quantitative and highly specific biomarker that has been shown to assist in the diagnosis and disease management of DED. Based on the Beaver Dam Offspring Study (2005-2008), prevalence of DED was 14.5% across an adult population aged 21-84, impacting 17.9% of women and 10.5% of men in the study.The innovation of the TearLab® Osmolarity System is its ability to precisely and rapidly measure osmolarity in nanoliter volumes of tear samples, using a highly efficient and novel tear collection system at the point of care. Historically, eye care researchers have relied on expensive instruments to perform tear biomarker analysis. In addition to their cost, these conventional systems are slow, highly variable in their measurement readings, and not categorized as waived by the United States Food and Drug Administration, or the FDA, under regulations promulgated under the Clinical Laboratory Improvement Amendments, or CLIA.

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

We enter into contracts where revenue is derived either from agreements whereby the customer is provided the right to use the TearLab® Osmolarity System at no separate cost to the customer in consideration for a minimum purchase commitment of disposable test cards over the related contract term (referred to as either “Use Agreements”, “Masters Agreements” or “Flex Agreements”), or from agreements with separate sales of the reader equipment and disposable test cards (“Purchase Agreements”).

In October 2008, the ® Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark. While our current focus is on developing our business in the United States, we do have agreements with numerous distributors for distribution of the TearLab® Osmolarity System in South America, Europe, Asia and Australia.

TearLab Corporation

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

Revenue

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change

TearLab revenue	$6,903	$6,345	$558	$13,670	$11,752	$1,918
TearLab – cost of sales	3,020	3,216	(196)	6,114	5,995	119
TearLab gross profit	3,883	3,129	754	7,556	5,757	1,799
Gross profit percentage	56%	49%		55%	49%

TearLab revenue consists of sales of the TearLab® Osmolarity System, which is a hand-held tear film test for the measurement of tear osmolarity, a quantitative and highly specific biomarker that has shown to correlate with DED.

TearLab revenue increased by $0.6 million or 9% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase is the result of an increase in test card sales of $0.3 million when compared to the three months ended June 30, 2015 because of higher test card volume associated with more accounts on our FLEX card program. We also had an increase of $0.3 million in reader sales when compared to the three months ended June 30, 2015, attributable to converting selected accounts to a purchase model.

TearLab revenue increased by $1.9 million or 16% for the six months ended June 30, 2016 as compared to the prior year period. The increase is primarily driven from an increase in test card sales volume representing $1.4 million of the total increase from the prior year period as well as an increase in reader revenue of $0.5 million. The increase in test card volume in the current year is due in part to bringing in new accounts, increasing utilization in our FLEX accounts and converting existing accounts to our FLEX card program.

Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab Osmolarity System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended June 30, 2016 decreased $0.2 million, or 6%, compared to the three months ended June 30, 2015. The per unit cost savings on our test cards were offset in part by higher sales volumes.

For the six months ended June 30, 2016, TearLab cost of sales increased by $0.1 million or 2% over the same prior year fiscal period. Higher costs from the higher volume of test card sales and increased depreciation costs associated with more active readers in place were offset in part by per unit cost savings on our test cards.

TearLab Corporation

Gross Profit

TearLab gross profit for the three months ended June 30, 2016 increased by $0.8 million or 24% compared to the three months ended June 30, 2015. The increase is due to a combination of higher sales volume and improved gross margin. The gross margin percentage of revenue for the three months ended June 30, 2016 was 56% as compared to 49% for the three months ended June 30, 2015. Gross margin improvement for the three months ended June 30, 2016 was due in part to the conversion and addition of our more productive Flex accounts, improvements on the per unit cost of our test cards, and a two year moratorium, beginning January 1, 2016, on the 2.3% medical device excise tax on sales in the United States.

TearLab gross margin for the six months ended June 30, 2016 increased by $1.8 million or 31% compared to the same prior year fiscal period. The increase is due to higher sales volume and improved gross margin. The gross margin percentage of revenue for the six month period ending June 30, 2015 was 55% as compared to 49% for the prior year fiscal period which is attributable to an increase in the make-up of accounts under the FLEX program and the moratorium in the United States on the medical device excise tax.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change

Sales and marketing	$3,364	$5,065	$(1,701)	$8,000	$10,343	$(2,343)
Clinical, regulatory and research and development	661	1,711	(1,050)	1,799	3,115	(1,316)
General and administrative	2,960	3,673	(713)	6,891	7,309	(418)
Amortization of intangible assets	304	382	(78)	608	764	(156)
Operating expenses	$7,289	$10,831	$(3,542)	$17,298	$21,531	$(4,233)

Sales and Marketing Expense

Sales and marketing expenses decreased by $1.7 million or 34% in the three months ended June 30, 2016, as compared with the comparable period in fiscal 2015. The reduction in sales and marketing expenses is attributable to cost savings from our February 2016 organizational restructuring and $0.2 million of cost savings from the divestiture of our OcuHub subsidiary.

Sales and marketing expenses decreased by $2.3 million or 23% for the six months ended June 30, 2016 compared to the same prior year fiscal period. The decrease in sales and marketing expenses is attributable to cost savings from our February 2016 organizational restructuring.

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

TearLab Corporation

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses decreased $1.1 million or 61% in the three months ended June 30, 2016 as compared with the three months ended June 30, 2015. The decrease when compared to the prior fiscal period was due to a decrease in external product development costs related to the timing of our next generation of diagnostic products.

Total clinical, regulatory and research and development expenses decreased $1.3 million or 42% during the six months ended June 30, 2016 as compared with the comparable prior year fiscal period. The decrease is due to a decrease in external product development costs related to the timing of our next generation of diagnostic products.

General and Administrative Expenses

Total general and administrative expenses decreased $0.7 million or 19% in the three months ended June 30, 2016 as compared with the three months ended June 30, 2015. The decrease when compared to the prior fiscal period was due to $0.6 million of cost savings from the divestiture of our OcuHub subsidiary.

Total general and administrative expenses decreased $0.4 million or 6% for the six months ended June 30, 2016 as compared with the comparable prior year fiscal period. The decrease is due to operating cost savings from the divestiture of our OcuHub subsidiary, offset primarily by legal fees incurred defending our intellectual property rights.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three months ended June 30, 2016 was $304,000, as compared to the $382,000 in the prior year fiscal period. Amortization expense of intangible assets for the six months ended June 30, 2016 was $608,000 compared to $764,000 for the six month period ended June 30, 2015. The decrease of $78,000 and $156,000 for the three and six month periods, respectively, resulted from the amortization of certain OcuHub related intangibles in the prior year fiscal period.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change

Interest income (expense)	$(1,046)	$(504)	$(542)	$(1,929)	$(659)	$(1,270)
Changes in fair value of warrant obligations	2	4	(2)	29	116	(87)
Other (net )	106	130	(24)	44	77	(33)
Other income	$(938)	$(370)	$(568)	$(1,856)	$(466)	$(1,390)

Interest Income (Expense)

Interest expense for the three months ended June 30, 2016 and 2015 was from the interest for the CRG term loan. Interest expense increased for the three and six months ended June 30, 2016 when compared to the same periods in the previous fiscal year on larger average balances of long-term debt outstanding during the period and because of the impact of the detachable warrants issued to the lenders in October 2015 on interest expense.

TearLab Corporation

Changes in Fair Value of Warrants Obligations

The Company records outstanding warrants considered liabilities at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings for the applicable period. The Company recorded income related to a decrease in the fair value of warrant obligations of $2,000 and $4,000 for the three months ended June 30, 2016 and 2015, respectively. The Company recorded income related to a decrease in the fair value of warrant obligations of $29,000 and $116,000 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the warrants with liability treatment expired and, accordingly, had no remaining associated liability.

Other (net)

Other income (loss) for the three and six months ended June 30, 2016 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated currencies and a $75,000 gain on the sale of OcuHub. For the three and six months ended June 30, 2015 other income (loss) consists primarily of foreign exchange transaction gains and losses and a one-time gain of $147,000 on the cancellation of an accrued liability related to the acquisition of the net assets of OcuHub.

Liquidity and Capital Resources

(in thousands)	June 30, 2016	December 31, 2015	Change
Cash and cash equivalents	$20,110	$13,838	$6,272
Percentage of total assets	61.8%	48.8%
Working capital	$21,400	$14,139	$7,261

Financial Condition

The Company has sustained substantial losses of $11.6 million for the six months ended June 30, 2016 and $33.2 million for the year ended December 31, 2015 and has a history of net cash used in its operations. We have introduced steps to reduce the rate of our use of cash in our operations, including a strategic restructuring in February 2016 and the divestiture of our OcuHub subsidiary. These steps contributed to reduce the net cash used in operating activities to $2.3 million for the three months ended June 30, 2016, compared to $6.7 million for the three months ended June 30, 2015 and $6.1 million for the three months ended March 31, 2016. On May 9, 2016, we issued a combination of common stock, preferred stock and warrants tos purchase common stock in exchange for $15.5 million in cash (net of fees and expenses) to provide cash for future operating needs. The proceeds from the issuance of equity and the reduced amount of cash used in operations for the current three month period resulted in a working capital surplus of $21.4 million at June 30, 2016 which represents a $7.3 million increase from our working capital at December 31, 2015 and a $13.0 million increase from our working capital at March 31, 2016. We believe these steps taken in the first half of fiscal 2016, including the expectation that we will continue to generate cash from the sales of our product, will provide us the liquidity necessary to support our operations for at least the next 12 months.

TearLab Corporation

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	whether government and third-party payers agree to reimburse the TearLab® Osmolarity System;

●	whether eye care professionals engage in the process of obtaining their CLIA waiver certification;

●	the costs and timing of building the infrastructure to market and sell the TearLab® Osmolarity System;

●	the cost and results of continuing development of the TearLab® Osmolarity System and next generation products;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

●	the effect of competing technological and market developments.

At the present time, our only product is the TearLab Osmolarity System, and although we have received 510(k) approval from the FDA and a CLIA waiver approval from the FDA, at this time we do not know when we will generate revenue from the TearLab Osmolarity System in the United States sufficient to fully fund our operations. If events or circumstances occur such that we do not meet our plans to fund the business, we may be required to reduce operating expenses and reduce the planned levels of inventory and fixed assets which could have an adverse impact on our ability to achieve our intended business objectives.

Indebtedness

On March 4, 2015, we executed the Term Loan Agreement with CRG as lenders providing us with access of up to $35.0 million under the Term Loan Agreement. We entered into a second amendment to the Term Loan Agreement with CRG on August 6, 2015. We received $15.0 million in gross proceeds under the Term Loan Agreement on March 4, 2015, and an additional $10.0 million on October 6, 2015. We were unable to access a third tranche of $10.0 million because we did not attain at least $38.0 million in twelve month revenue prior to June 30, 2016, as required to access the third tranche. As part of the second amendment to the Term Loan Agreement and funding of the $10.0 million tranche, CRG received warrants to purchase 350,000 common shares in the Company at a price of $5.00 per share. The warrants have a life of five years. The Term Loan Agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. At our option, during the first four years a portion of the interest payments may be deferred and paid together with the principal in the fifth and sixth years.

On April 7, 2016, we further amended the Term Loan Agreement (the “Fourth Amendment”). The Fourth Amendment changes the required minimum revenue levels under the Term Loan Agreement to $27.0 million, $31.0 million, $36.0 million, $45.0 million and $55.0 million for the calendar years 2016, 2017, 2018, 2019 and 2020, respectively. In addition, the Fourth Amendment releases the guaranty and other obligations given by OcuHub LLC under the Term Loan Agreement. The Fourth Amendment also reduced the exercise price of the warrants to purchase 350,000 common shares in the Company issued to CRG from $5.00 per share to $1.50 per share and CRG received an additional 350,000 warrants to purchase common shares in the Company at an exercise price of $1.50 per share.

The Term Loan Agreement is collateralized by all our assets. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants. Among them, we must attain minimum certain annual revenue and minimum cash threshold levels. The minimum cash balance required is $5.0 million, subject to certain conditions.

TearLab Corporation

If we do not have annual revenue greater or equal to the annual revenue covenant in a calendar year, we will have to raise subordinated debt or equity (the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement. In the event we do not achieve the minimum revenue threshold and cannot complete the CRG Equity Cure, we may be in default of the Term Loan Agreement. In the event of a default, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

Ongoing Sources and Uses of Cash

We anticipate that our cash on hand and cash generated from increased revenue will be sufficient to sustain our operations beyond the next 12 months. We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable and, to a lesser degree, interest income on our cash balances. Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks. In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue next generation products using our lab-on-a-chip technology.

Changes in Cash Flows

Cash Used in Operating Activities

Net cash used to fund our operating activities during the six months ended June 30, 2016 was $8.4 million compared to $13.7 million during the six months ended June 30, 2015. Net cash used in operating activities during the six months ended June 30, 2016 was less than our net loss of $11.6 million primarily due to the amortization of intangible assets, depreciation of fixed assets, stock-based compensation, interest deferred on our long-term debt and changes in the fair value of warrant obligations. In aggregate, these non-cash items total $4.1 million offset in part by a $1.0 million net reduction in working capital accounts. Net cash used in operating activities during the six months ended June 30, 2015 was less than our net loss of $16.2 million due to the amortization of intangible assets, depreciation of fixed assets, stock-based compensation, interest deferred on our long-term debt and changes in the fair value of warrant obligations in the aggregate total of $4.0 million offset in part by a $1.5 million net reduction working capital accounts.

The net change in working capital and non-current asset balances related to operations for the six months ended June 30, 2016 and 2015 consists of the following:

	Six months ended
	June 30,
	2016	2015
Accounts receivable, net	$763	$249
Inventory	665	(768)
Prepaid expenses and other assets	(335)	48
Other non-current assets	(71)	(26)
Accounts payable	85	(309)
Accrued liabilities	(2,049)	(684)
Deferred rent/revenue	(9)	(42)
	$(951)	$(1,532)

TearLab Corporation

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Accounts receivable decreased in the six months ended June 30, 2016 because of improved collections on outstanding balances.

●	Inventory decreased in the six months ended June 30, 2016 because of a combination of reduced levels of test card inventory on hand and more favorable pricing for the inventory on hand.

●	Prepaid expenses increased in the six months ended June 30, 2016 due to the timing of the annual renewal cycle of our insurance policies.

●	Accrued liabilities had a decrease during the six months ended June 30, 2016 because of the timing of invoices received late in December 2015 for professional services rendered and the payment in 2016 of amounts due to employees under the 2015 incentive compensation program.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $0.8 million and $1.4 million respectively, to acquire fixed assets, primarily TearLab Osmolarity systems.

Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2016 was $15.5 million and was almost all proceeds from the issuance of equity. For the six months ended June 30, 2015, net cash provided by financing activities consisted primarily of $14.5 million of proceeds from the term loan.

Off-Balance-Sheet Arrangements

As of June 30, 2016, we did not have any material off-balance-sheet arrangements as defined in Item 303(1)(4)(ii) of SEC Regulation S-K.

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

There were no significant changes during the three months ended June 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 included in Item 1.

TearLab Corporation

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 included in Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in euros and pound sterling. Most of our expenses are denominated in U.S. dollars, however, purchases of test cards are in Australian dollars and a minor portion of our other expenses are in Canadian dollars, Australian dollars and pounds sterling. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, euro or pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, euro or pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars, Australian dollars, euros and pounds sterling to meet short term operating requirements. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that it is advisable to offset these risks.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at June 30, 2016 our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

During the second quarter of 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in each year since our inception. As of June 30, 2016, we had an accumulated deficit of $504.4 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

We may need to raise additional capital at some point in the future if we do not achieve our business objectives. Such capital, if needed, may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders, would experience further dilution.

We may be required to raise additional capital from time to time in the future if we do not execute on our current business objectives and continue to grow our revenue at a rate sufficient to fund our operations with our current cash on hand. Such financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition, our ability to continue as a going concern and would be expected to result in a decline in our stock price. If we consummate such financings, the terms of such financings may adversely affect the interests of our existing stockholders. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

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

On March 4, 2015, we executed a term loan agreement with CRG as lenders (the “Term Loan Agreement”) providing us with access of up to $35.0 million under the Term Loan Agreement. We entered into an amendment of the Term Loan Agreement with CRG on August 6, 2015. We received $25.0 million in gross proceeds during 2015. We were unable to access a third tranche of $10.0 million because we did not attain at least $38.0 million in twelve-month sales revenue prior to June 30, 2016, as required to access the third tranche. We can make no assurance that we will be able to raise either additional debt financing or additional equity capital. There can be no assurances that there will be adequate financing available to us on acceptable terms or at all.

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

If we do not have annual revenue greater or equal to the annual revenue covenant in a calendar year, we will have to raise subordinated debt or equity (the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement. We cannot assure you that we will be able to achieve the annual revenue thresholds and the daily cash threshold. We cannot assure you that we would be able to raise the financing for the CRG Equity Cure, if required. In addition, in the event of our breach of the Term Loan Agreement with CRG, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

Borrowings under the Term Loan Agreement are subject to certain conditions, including the non-occurrence of a material adverse change in our business or operations (financial or otherwise), or a material impairment of the prospect of repayment of obligations.

TearLab Corporation

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

Our annual and quarterly revenue and results of operations have varied in the past and may continue to vary significantly from year-to-year and quarter-to-quarter. The variability in our annual and quarterly results of operations may lead to volatility in our stock price as research analysts and investors respond to these annual fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including:

●	fluctuations in demand for our products;

●	changes in customer budget cycles and capital spending;

●	seasonal variations in customer operations that could occur during holiday or summer vacation periods;

●	tendencies among some customers to defer purchase decisions until the end of the quarter;

●	the large unit value of our systems;

●	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

●	changes in reimbursement levels that might negatively impact our pricing policies;

●	our ability to design, manufacture and deliver products to our customers in a timely and cost effective manner;

●	quality control or yield problems in our manufacturing operations;

●	our ability to timely obtain adequate quantities of the components used in our products;

●	new product introductions or enhancements by us and our competitors;

●	unanticipated increases in costs or expenses;

●	our complex, variable and, at times, lengthy sales cycle;

●	global economic conditions; and

●	fluctuations in foreign currency exchange rates.

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

As of June 30, 2016, our total liabilities were $31.0 million including $25.6 million of long-term obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our liabilities present the following risks:

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

Our business is subject to health care industry and government cost-containment measures that could result in reduced sales of our TearLab® Osmolarity System.

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

TearLab Corporation

In addition to general health care industry cost-containment, the Centers for Medicare and Medicaid Services (CMS) released its final rule implementing section 216(a) of the Protecting Access to Medicare Act of 2014 (PAMA) that will require reporting entities to report private payor rates paid to laboratories for lab tests, which will be used to calculate Medicare payment rates. This final rule also announces CMS’ decision to move the implementation date for the private payor rate-based fee schedule to January 1, 2018. Reporting entities, which would primarily be our customers in the U.S., that derive a certain percentage of their revenue from laboratory tests from Medicare, will report private payor rates for our laboratory tests which will serve under the act as a baseline for future reimbursement. Although it is very early to understand if reimbursement for our product or future products will be impacted, the act does provide a maximum reimbursement reduction of 10% per year for the year 2018 through 2020. For years 2021 through 2023, the maximum reduction on the reimbursement rate is 15%. Should reimbursement for our products be reduced as a result of PAMA, this could negatively impact our pricing and commercialization of our products in the U.S.

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

TearLab Corporation

Patents issued or licensed to us may be infringed by the products or processes of others. The cost of enforcing patent rights against infringers, if such enforcement is required, could be significant and the time demands could interfere with our normal operations. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical, biotechnology and medical technology industries. We are currently involved in litigation defending our patent rights in Canada. Efforts to defend our rights could incur significant costs and may or may not be resolved in our favor. We could become a party to additional patent litigation and other proceedings. The cost to us of any patent litigation, even if resolved in our favor, could be substantial. Some of our would-be competitors may sustain the costs of such litigation more effectively than we can because of their greater financial resources. Litigation also may absorb significant management time.

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

We face intense competition in the markets for ophthalmic products and these markets are subject to rapid and significant technological change. We have numerous potential competitors in the United States and abroad, including one direct competitor recently launched in Canada. We face potential competition from industry participants marketing conventional technologies for the measurement of osmolarity and other in-lab testing technologies, and commercially available methods, such as the Schirmer Test and ocular surface staining. Many of our potential competitors have substantially more resources and a greater marketing scale than we do. If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer.

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

TearLab Corporation

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

In order to maintain our listing on NASDAQ, we are required to comply with NASDAQ requirements, which include, but are not limited to, maintaining a minimum stockholders’ equity and minimum bid price requirement. In particular, we are required to (i) maintain a minimum bid price of $1.00, and we have traded below that threshold since February 2, 2016, and (ii) maintain a minimum stockholders’ equity of $2.5 million or meet alternative market capitalization or income from continuing operations tests. On March 16, 2016, we received a notice from NASDAQ stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. The Notice has no immediate effect on the NASDAQ listing or trading of the Company’s common stock.

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

If we do not regain compliance with the Minimum Bid Price Rule, then NASDAQ will notify us that our common stock will be delisted from the Nasdaq Capital Market, unless we request a hearing before a Nasdaq Hearings Panel. If we fail to regain compliance with the applicable requirements, our stock may be delisted. Delisting from The NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The NASDAQ Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from The NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

TearLab Corporation

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

The market prices for, and the trading volumes of, securities of medical device companies, such as ours, have been historically volatile. The market has experienced, from time to time, significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

●	the results of pre-clinical testing and clinical trials by us, our collaborators and/or our competitors;

●	technological innovations or new diagnostic products;

●	governmental regulations and reimbursement levels;

●	developments in patent or other proprietary rights;

●	litigation;

●	public concern regarding the safety of products developed by us or others;

●	comments by securities analysts;

●	the issuance of additional shares to obtain financing or for acquisitions;

●	general market conditions in our industry or in the economy as a whole; and

●	political instability, natural disasters, war and/or events of terrorism.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

TearLab Corporation

ITEM 6. EXHIBITS.

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

TearLab Corp.
(Registrant)

Date: August 4, 2016	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

