Form 10-Q
period 2016-09-30
TearLab Corp
filed 2016-11-09
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,601,990 as of October 31, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “pursue,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;

●	Our future strategy, structure, and business prospects;

●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner;

●	The planned commercialization of our current product;

●	Our ability to meet the financial covenants under our credit facilities;

●	Use of cash, cash needs and ability to raise capital;

●	The size and growth of the potential markets for our product and technology;

●	The effect of our strategy to streamline our organization and lower our costs;

●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;

●	Our anticipated expansion of United States and international sales and operations;

●	Our ability to obtain and protect our intellectual property and proprietary rights;

●	The results of our clinical trials;

●	Our ability to maintain reimbursement of our product and support our pricing strategies;

●	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;

●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;

●	Our beliefs about our employee relations; and

●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals

●	Our ability to remain listed on the The NASDAQ Capital Market.

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

TearLab Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of U.S. dollars except number of shares)

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current assets
Cash	$17,548	$13,838
Accounts receivable, net	2,407	3,021
Inventory	3,404	3,972
Prepaid expenses and other current assets	837	790
Total current assets	24,196	21,621

Fixed assets, net	4,713	5,352
Intangible assets, net	234	1,197
Other non-current assets	331	181
Total assets	$29,474	$28,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,865	$2,292
Accrued liabilities	3,233	5,047
Deferred rent	110	114
Obligations under warrants	-	29
Total current liabilities	5,208	7,482

Long-term debt	25,990	24,859

Total liabilities	31,198	32,341

Exchange right	-	250
Commitments and contingencies (Note8)

Stockholders’ deficit
Capital stock
Preferred Stock, $0.001 par value, 10,000,000 authorized, 2,764 and 0 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,911	—
Common stock, $0.001 par value, 95,000,000 and 65,000,000 authorized, 53,601,990 and 33,760,904 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	54	34
Additional paid-in capital	504,679	488,514
Accumulated deficit	(508,368)	(492,788)
Total stockholders’ deficit	(1,724)	(4,240)
Total liabilities and stockholders’ deficit	$29,474	$28,351

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Three months ended
	September 30,
	2016	2015
Revenue
Product sales	$6,463	$5,522
Reader equipment rentals	760	1,090
Total revenue	7,223	6,612
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	2,564	2,827
Cost of goods sold - reader equipment depreciation	527	467
Gross profit	4,132	3,318
Operating expenses
Sales and marketing	3,109	4,589
Clinical, regulatory and research & development	1,007	1,796
General and administrative	2,598	4,087
Amortization of intangible assets	359	389
Total operating expenses	7,073	10,861
Loss from operations	(2,941)	(7,543)
Other income (expense)
Interest income (expense)	(1,037)	(502)
Changes in fair value of warrant obligations	-	17
Other, net	(4)	(36)
Total other income (expense)	(1,041)	(521)
Net loss and comprehensive loss	$(3,982)	$(8,064)
Weighted average shares outstanding - basic	53,348,908	33,728,931
Net loss per share – basic	$(0.07)	$(0.24)
Weighted average shares outstanding - diluted	53,348,908	33,774,324
Net loss per share – diluted	$(0.07)	$(0.24)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Revenue
Product sales	$17,393	$14,534
Reader equipment rentals	3,500	3,830
Total revenue	20,893	18,364
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	7,569	8,073
Cost of goods sold - reader equipment depreciation	1,635	1,216
Gross profit	11,689	9,075
Operating expenses
Sales and marketing	11,109	14,932
Clinical, regulatory and research & development	2,805	4,911
General and administrative	9,490	11,382
Amortization of intangible assets	966	1,166
Total operating expenses	24,370	32,391
Loss from operations	(12,681)	(23,316)
Other income (expense)
Interest income (expense)	(2,967)	(1,178)
Changes in fair value of warrant obligations	29	133
Other, net	40	58
Total other income (expense)	(2,898)	(987)
Net loss and comprehensive loss	$(15,579)	$(24,303)
Weighted average shares outstanding - basic	44,042,032	33,676,917
Net loss per share – basic	$(0.35)	$(0.72)
Weighted average shares outstanding - diluted	44,042,032	33,723,678
Net loss per share – diluted	$(0.35)	$(0.72)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of U.S. dollars)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
OPERATING ACTIVITIES
Net loss for the period	$(15,579)	$(24,303)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	2,103	3,218
Depreciation of fixed assets	1,816	1,431
Amortization of intangible assets	966	1,166
Gain on disposal of subsidiary	(75)	-
Changes in fair value of warrant obligations	(29)	(133)
Deferred interest on long-term debt	1,104	395
Amortization of debt discount	187	48
Changes in operating assets and liabilities:
Accounts receivable, net	614	129
Inventory	568	(1,061)
Prepaid expenses and other assets	(70)	(56)
Other non-current assets	(157)	(26)
Accounts payable	(328)	938
Accrued liabilities	(1,819)	244
Deferred rent/revenue	3	(50)
Cash used in operating activities	(10,696)	(18,060)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(1,177)	(2,423)
(Gain) loss on disposal of fixed assets	-	(3)
Cash used in investing activities	(1,177)	(2,426)

FINANCING ACTIVITIES
Proceeds from the issuance of equity instruments	15,457	-
Proceeds from the issuance of term loan	-	14,544
Proceeds from the issuance of employee stock purchase plan shares	126	99
Proceeds from the exercise of stock options	-	99
Cash provided by financing activities	15,583	14,742

Increase (decrease) in cash and cash equivalents during the period	3,710	(5,744)
Cash, beginning of period	13,838	16,338
Cash, end of period	$17,548	$10,594

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

The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. On April 8, 2016, OcuHub Holdings, Inc., a wholly-owned subsidiary of the Company, completed the sale of 10,167.5 units of OcuHub LLC (“OcuHub”), reducing OcuHub Holdings, Inc.’s ownership in OcuHub to 10.5% on a fully-diluted basis. Prior to the sale, the accounts of OcuHub were included in the condensed consolidated financial statements. In the three and nine months ended September 30, 2016, the Company recorded a gain on the sale of OcuHub of $75, included in Other income (expense) on the Condensed Consolidated Statement of Operations and Comprehensive Loss. Intercompany accounts and transactions have been eliminated on consolidation.

Liquidity and Going Concern

  The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has sustained substantial losses of $15,579 for the nine months ended September 30, 2016 and $33,229 for the year ended December 31, 2015. The Company has implemented plans to mitigate conditions that raise doubt about the Company’s ability to continue as a going concern. In February 2016, the Company underwent a strategic restructuring, including a staff reduction of 54 positions, designed to improve the Company’s overall cost structure. In April 2016, the Company finalized the divestment of OcuHub. In May 2016, the Company issued a combination of common stock, preferred stock, and warrants to purchase common stock for net proceeds of $15,457.  The Company’s working capital surplus at September 30, 2016, was $18,988 which represents a $4,849 increase from its working capital at December 31, 2015. Management believes the combination of restructuring the Company’s cost structure, the cash provided by the equity capital raise and anticipated cash flows provided by the sale of products, will be sufficient to fund the Company’s cash requirements for at least the next twelve months. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company enters into contracts where revenue is derived either from agreements whereby the customer is provided the right to use the TearLab® Osmolarity System (reader equipment) at no separate cost to the customer in consideration for a minimum purchase commitment of disposable test cards over the related contract term (“Use Agreements”, “Masters Agreements” or “Flex Agreements”), or from agreements with separate sales of the reader equipment and disposable test cards (“Purchase Agreements”).

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

Although the Company typically has a no return policy for its products, the Company has established a reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenue at the time of shipment based on historical experience. The reserve of $16 and $67 as of September 30, 2016 and December 31, 2015, respectively, has reduced revenue and is included in accounts receivable.

Recent accounting pronouncements

In August 2016, the Financial Accountings Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (“ASU 2016-35”), to reduce diversity in practice of how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of the new standard will have on its financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvement to Employee Share-Based Payment Accounting (“ASU 2016-09”), which involves several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as liabilities or equity, and classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of the new standard will have on its financial statements.

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

TearLab Corporation

3. BALANCE SHEET DETAILS

Accounts receivable

	September 30, 2016	December 31, 2015

Trade receivables	$2,928	$3,610
Allowance for doubtful accounts	(521)	(589)
	$2,407	$3,021

Inventory

Inventory is recorded at the lower of cost or market and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

	September 30, 2016	December 31, 2015
Finished goods	$3,439	$4,002
Inventory reserves	(35)	(30)
	$3,404	$3,972

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long-term purchase commitment to buy the test cards from MiniFAB (Aust) Pty Ltd (“MiniFAB”). The purchase commitment contains required minimum purchases based on periodic forecasts submitted to MiniFab, but the purchase commitment can fluctuate up or down depending on the Company’s forecast of future demand. As part of its analysis of excess or obsolete inventories, the Company considers future minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve is needed.

Prepaid expenses and other current assets

	September 30, 2016	December 31, 2015
Prepaid trade shows	125	$246
Prepaid insurance	170	87
Manufacturing deposits	282	154
Subscriptions	103	128
Other fees and services	125	146
Other current assets	32	29
	$837	$790

TearLab Corporation

Fixed assets

	September 30, 2016	December 31, 2015
Capitalized TearLab equipment	$9,311	$8,349
Leasehold improvements	60	61
Computer equipment and software	930	1,023
Furniture and office equipment	272	278
Medical equipment	499	431
	$11,072	$10,142
Less accumulated depreciation	(6,359)	(4,790)
	$4,713	$5,352

Depreciation expense was $1,816 and $1,431 for the nine months ended September 30, 2016 and 2015, respectively, and $580 and $538, respectively, for the three months ended September 30, 2016 and 2015.

Accrued liabilities

	September 30, 2016	December 31, 2015
Due to professionals	$68	$256
Due to employees and directors	1,691	2,130
Sales and use tax liabilities	168	231
Royalty liability	464	753
Warranty	124	94
Other	718	1,583
	$3,233	$5,047

4. INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc., a wholly-owned subsidiary of the Company.  The TearLab Technology consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company.  The TearLab Technology is being amortized using the straight-line method over an estimated useful life of 10 years.  Amortization expense for the three months ended September 30, 2016 and 2015 was $359 and $389, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $966 and $1,166, respectively.

Intangible assets subject to amortization consist of the following:

	Remaining Useful Life	Gross Value at	Accumulated	Net Book Value at
	(Years)	September 30, 2016	Amortization	September 30, 2016
TearLab® technology	1	$12,172	$(12,016)	$156
Patents and trademarks	2	271	(238)	33
Prescriber list	2	90	(45)	45
Total		$12,533	$(12,299)	$234

TearLab Corporation

	Gross Value at	Accumulated	Net Book Value at
	December 31, 2015	Amortization	December 31, 2015
TearLab® technology	$12,172	$(11,106)	$1,066
Patents and trademarks	268	(216)	52
Prescriber list	90	(11)	79
Total	$12,530	$(11,333)	$1,197

The estimated amortization expense for the intangible assets for the remainder of 2016 and thereafter is as follows:

Amortization
of intangible
assets
Remainder of 2016	$175
2017	59
$234

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

As part of the amended Term Loan Agreement, and funding of the second tranche, CRG received 350,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $5.00 per share (the “CRG Warrants”). The CRG Warrants have a five-year life. The CRG Warrants are classified as equity on the Consolidated Balance Sheet as of December 31, 2015 and September 30, 2016. The CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt.

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

TearLab Corporation

If the Company does not have annual revenue greater or equal to the annual revenue covenant in a calendar year, the Company will have the right within 90 days of the end of the respective calendar year to raise subordinated debt or equity (the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement. In the event of a default, the Company may be required to repay any outstanding amounts earlier than anticipated, and CRG may foreclose on their security interest in the Company’s assets.

At September 30, 2016, the Company was in compliance with all of the covenants.

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

The following is a summary of the Term Loan Agreement as of September 30, 2016 and related maturities of outstanding principal:

Prinicpal balance outstanding	$25,000
PIK interest	1,572
Facility fee	214
less discount on term loan:
deferred financing fees, net	(458)
detachable warrants, net	(338)
Total term loan	$25,990

Principal due for each of the next 5 years and in the aggregate:

Remaining 2016	$-
2017	-
2018	-
2019	13,393
2020	13,393
Total principal due	26,786
Less: discount on term loan	(796)
Total term loan	$25,990

TearLab Corporation

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

(b) Common and preferred shares

On May 9, 2016 the Company issued 18,610,900 shares of common stock, 3,291.8 shares of Series A Convertible Preferred Stock (“Preferred Stock”) and Series A warrants to purchase 11,500,000 shares of common stock (“Series A Warrants”) for gross proceeds of $17,250, less issuance costs of $1,793. The Preferred Stock is convertible, subject to certain limitations, into an aggregate of 4,389,100 shares of common stock, contains no voting rights, participates in any common stock dividends, and is treated as if converted upon any ordinary liquidation event. The common stock, the Series A Convertible Preferred Stock, and the Series A Warrants are all included in equity in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2016. The net proceeds were allocated to common stock, Preferred Stock, and Series A Warrants based on their relative fair values, as follows:

Common stock	$9,632
Preferred stock	2,275
Series A warrants	3,550
Net proceeds	$15,457

On August 2, 2016, 527.5 shares of Series A Convertible Preferred stock were converted into 703,334 shares of commons stock.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and the employee stock purchase plan included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales and marketing	$196	$412	$617	$1,311
Clinical, regulatory and research and development	50	99	279	320
General and administrative	333	476	1,207	1,587
Stock-based compensation expense before income taxes	$579	$987	$2,103	$3,218

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

The price at which stock is purchased under the ESPP is equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company’s Board of Directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee purchase more than $25 worth of stock in the plan during each calendar year or purchase more than 5,000 shares per offering period. During the three months ended September 30, 2016 and 2015, the Company recorded $2 and $27 of expense, respectively, under the ESPP. During the nine months ended September 30, 2016 and 2015, the Company recorded $8 and $66 of expense, respectively, under the ESPP. During the nine months ended September 30, 2016 and 2015, the Company issued 141,052 and 54,211 shares of common stock, respectively, under the ESPP.

(e) Warrants

On June 30, 2011, the Company closed a private placement financing in which 3,846,154 shares of common stock and warrants (’’2011 Warrants’’) to purchase 3,846,154 shares of common stock for gross proceeds of approximately $7,000. The exercise price of the warrants was $1.86 per share. The 2011 Warrants expired on June 30, 2016. There were 219,604 of the 2011 Warrants that expired unexercised. Prior to their expiration, the 2011 Warrants were recorded as a liability on the Company’s balance sheet and remeasured each period using the Black-Scholes Merton option-pricing model. There were no exercises of 2011 Warrants during the nine months ended September 30, 2016 or 2015. The liability for the 2011 Warrants outstanding as of December 31, 2015 had a value of $29. The value of the 2011 Warrants outstanding as of December 31, 2015 was recorded as a Change in fair value of warrant obligations in the Consolidated Statements of Operations and Comprehensive Loss during the nine months ended September 30, 2016, reflecting the expiration of the instruments and the associated liability.

TearLab Corporation

On October 8, 2015, as part of the second amendment to the Term Loan Agreement and funding of the $10,000 tranche, CRG received warrants to purchase 350,000 common shares in the Company at a price of $5.00 per share (the “CRG Warrants”). The CRG Warrants are exercisable any time prior to October 8, 2020. The CRG Warrants are classified as equity on the Consolidated Balance Sheets as of December 31, 2015 and September 30, 2016. The CRG Warrants were valued at $290 upon issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the nine months ended September 30, 2016.

On April 8, 2016, the Company further amended its Term Loan Agreement. As part of the amendment, the exercise price of the CRG Warrants was changed to allow the holder to purchase 350,000 common shares in the Company at a price of $1.50 per share and CRG was issued an additional 350,000 warrants to purchase common shares at an exercise price of $1.50 (the “2016 CRG Warrants”). The modification to the terms of the CRG Warrants resulted in a change in fair value of $54 which was included as interest expense for the nine months ended September 30, 2016. The change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 76%, an expected life of 4.5 years, a risk-free interest rate of 1.06%, and 0% dividend yield. The 2016 CRG Warrants were valued at $106 upon issuance using the Black-Scholes Merton model assuming volatility of 76%, an expected life of 5.0 years, a risk-free interest rate of 1.30% and 0% dividend yield.

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

TearLab Corporation

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three and nine months ended
(in thousands of shares)	September 30,
	2016	2015
Stock options	7,276	6,471
Warrants	12,200	74
ESPP shares	69	35
Convertible preferred shares	3,686	-
Exchange rights	-	124

Total	23,231	6,704

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

9. SUBSEQUENT EVENTS

On October 13, 2016, the Company and Physician Recommended Nutriceuticals (“PRN”) entered into a cooperative marketing agreement (the “Marketing Agreement”) whereby the Company and PRN will jointly promote PRN’s proprietary omega-3 formulations. PRN’s marketed omega-3 formulations have been shown to reduce osmolarity levels in dry eye patients utilizing the TearLab Osmolarity System as an objective assessment.

The Marketing Agreement has a 30 month term. Upon successful completion of a six month demonstration period, the Company will earn a marketing fee based on a percentage of revenue of the promoted products that varies over both the term of the agreement and by different customer channels. The Marketing Agreement contains an option for mutual renewal by both parties, non-compete provisions and provisions for termination upon a change of control.

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

We develop technologies to enable eye care practitioners to test a wide range of biomarkers (chemistries, metabolites, genes and proteins) at the point-of-care. Commercializing and further development of that tear testing platform is now the focus of our business.

Our product, the TearLab® Osmolarity System, enables the rapid measurement of tear osmolarity in the doctor’s office. Osmolarity is a quantitative and highly specific biomarker that has been shown to assist in the diagnosis and disease management of DED. Based on the Beaver Dam Offspring Study (2005-2008), prevalence of DED was 14.5% across an adult population aged 21-84, impacting 17.9% of women and 10.5% of men in the study. The innovation of the TearLab® Osmolarity System is its ability to precisely and rapidly measure osmolarity in nanoliter volumes of tear samples, using a highly efficient and novel tear collection system at the point of care. Historically, eye care researchers have relied on expensive instruments to perform tear biomarker analysis. In addition to their cost, these conventional systems are slow, highly variable in their measurement readings, and not categorized as waived by the United States Food and Drug Administration, or the FDA, under regulations promulgated under the Clinical Laboratory Improvement Amendments, or CLIA.

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

Recent Developments

On October 13, 2016 the Company entered into a cooperative marketing agreement (the “Marketing Agreement)” with Physician Recommended Nutriceuticals (“PRN”). Pursuant to the Marketing Agreement, PRN and the Company will jointly promote PRN’s proprietary omega-3 formulations, including Dry Eye Omega Benefits®. The Marketing Agreement is expected to initiate in November 2016 and has a 30 month term with an option for mutual renewals by both parties.

TearLab Corporation

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

Revenue

	Three months ended			Nine months ended
(in thousands)	September 30,			September 30,
	2016	2015	Change	2016	2015	Change

TearLab revenue	$7,223	$6,612	$611	$20,893	$18,364	$2,529
TearLab – cost of sales	3,091	3,294	(203)	9,204	9,289	(85)
TearLab gross profit	4,132	3,318	814	11,689	9,075	2,614
Gross profit percentage	57%	50%		56%	49%

TearLab revenue consists of sales of the TearLab® Osmolarity System, which is a hand-held tear film test for the measurement of tear osmolarity, a quantitative and highly specific biomarker that has shown to correlate with DED.

TearLab revenue increased by $0.6 million or 9% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase is the result of an increase in test card sales of $0.3 million when compared to the three months ended September 30, 2015 because of higher test card volume associated with more accounts on our FLEX card program. We also had an increase of $0.3 million in reader sales when compared to the three months ended September 30, 2015, attributable to converting selected accounts to a purchase model.

TearLab revenue increased by $2.5 million or 14% for the nine months ended September 30, 2016 as compared to the prior year period. The increase is driven from an increase in test card sales volume representing $1.7 million of the total increase from the prior year period as well as an increase in reader revenue of $0.9 million. The increase in test card volume in the current year is due in part to bringing in new accounts, increasing utilization in our FLEX accounts and converting existing accounts to our FLEX card program.

Cost of Sales

TearLab cost of sales includes costs of goods sold, warranty, and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab Osmolarity System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended September 30, 2016 decreased $0.2 million, or 6%, compared to the three months ended September 30, 2015. The per unit cost savings on our test cards were offset in part by higher sales volumes.

For the nine months ended September 30, 2016, TearLab cost of sales decreased by $0.1 million or 1% over the same prior year fiscal period. Per unit cost savings on our test cards were offset by the higher volume of test card sales, higher royalty costs associated with higher sales volume and increased depreciation costs associated with more active readers in place.

TearLab Corporation

Gross Profit

TearLab gross profit for the three months ended September 30, 2016 increased by $0.8 million or 25% compared to the three months ended September 30, 2015. The increase is due to a combination of higher sales volume and improved gross margin. The gross margin percentage of revenue for the three months ended September 30, 2016 was 57% as compared to 50% for the three months ended September 30, 2015. Gross margin improvement for the three months ended September 30, 2016 was due in part to the conversion and addition of our more productive Flex accounts, improvements on the per unit cost of our test cards, and a two year moratorium, beginning January 1, 2016, on the 2.3% medical device excise tax on sales in the United States.

TearLab gross margin for the nine months ended September 30, 2016 increased by $2.6 million or 29% compared to the same prior year fiscal period. The increase is due to higher sales volume and improved gross margin. The gross margin percentage of revenue for the nine month period ending September 30, 2016 was 56% as compared to 49% for the prior year fiscal period. The improvement in gross margin is attributable to an increase in the make-up of accounts under the FLEX program and the moratorium in the United States on the medical device excise tax.

Operating Expenses

	Three months ended			Nine months ended
(in thousands)	September 30,			September 30,
	2016	2015	Change	2016	2015	Change

Sales and marketing	$3,109	$4,589	$(1,480)	$11,109	$14,932	$(3,823)
Clinical, regulatory and research and development	1,007	1,796	(789)	2,805	4,911	(2,106)
General and administrative	2,598	4,087	(1,489)	9,490	11,382	(1,892)
Amortization of intangible assets	359	389	(30)	966	1,166	(200)
Operating expenses	$7,073	$10,861	$(3,788)	$24,370	$32,391	$(8,021)

Sales and Marketing Expense

Sales and marketing expenses decreased by $1.5 million or 32% in the three months ended September 30, 2016, as compared with the comparable period in fiscal 2015. The reduction in sales and marketing expenses is attributable to cost savings from our February 2016 organizational restructuring and $0.2 million of cost savings from the divestiture of our OcuHub subsidiary.

Sales and marketing expenses decreased by $3.8 million or 26% for the nine months ended September 30, 2016 compared to the same prior year fiscal period. The decrease in sales and marketing expenses is attributable to cost savings from our February 2016 organizational restructuring.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses decreased $0.8 million or 44% in the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. The decrease when compared to the prior fiscal period was due to a decrease in external product development costs related to the timing of our next generation of diagnostic products.

Total clinical, regulatory and research and development expenses decreased $2.1 million or 43% during the nine months ended September 30, 2016 as compared with the comparable prior year fiscal period. The decrease is due to a decrease in external product development costs related to the timing of our next generation of diagnostic products.

TearLab Corporation

General and Administrative Expenses

Total general and administrative expenses decreased $1.5 million or 36% in the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. The decrease when compared to the prior fiscal period was primarily attributable to $0.6 million of reduced professional services costs and $0.6 million of cost savings from the divestiture of our OcuHub subsidiary.

Total general and administrative expenses decreased $1.9 million or 17% for the nine months ended September 30, 2016 as compared with the comparable prior year fiscal period. The decrease is due to operating cost savings of $1.1 million from the divestiture of our OcuHub subsidiary and approximately $0.4 million of reduced professional services costs.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three months ended September 30, 2016 was $359,000, as compared to the $389,000 in the prior year fiscal period. Amortization expense of intangible assets for the nine months ended September 30, 2016 was $966,000 compared to $1,166,000 for the nine month period ended September 30, 2015. The decrease of $30,000 and $200,000 for the three and nine month periods, respectively, resulted from the amortization of certain OcuHub related intangibles in the prior year fiscal period.

Other Income (Expense)

	Three Months Ended			Nine Months Ended
(in thousands)	September 30,			September 30,
	2016	2015	Change	2016	2015	Change

Interest income (expense)	$(1,037)	$(502)	$(535)	$(2,967)	$(1,178)	$(1,789)
Changes in fair value of warrant obligations	-	17	(17)	29	133	(104)
Other (net )	(4)	(36)	32	40	58	(18)
Other income	$(1,041)	$(521)	$(520)	$(2,898)	$(987)	$(1,911)

Interest Income (Expense)

Interest expense for the three months ended September 30, 2016 and 2015 was from the interest for the CRG term loan. Interest expense increased for the three and nine months ended September 30, 2016 when compared to the same periods in the previous fiscal year on larger average balances of long-term debt outstanding during the period and because of the impact of the detachable warrants issued to the lenders in October 2015 on interest expense.

Changes in Fair Value of Warrants Obligations

The Company records outstanding warrants considered liabilities at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings for the applicable period. The Company had no warrants with liability treatment outstanding during the three months ended September 30, 2016 and, accordingly, had no associated fair value adjustment during the period. The Company recorded income related to a decrease in the fair value of warrant obligations of $17,000 for the three months ended September 30, 2015. The Company recorded income related to a decrease in the fair value of warrant obligations of $29,000 and $133,000 for the nine months ended September 30, 2016 and 2015, respectively.

TearLab Corporation

Other (net)

Other income (loss) for the three and nine months ended September 30, 2016 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated currencies. The nine months ended September 30, 2016 also includes a $75,000 gain on the sale of OcuHub. For the three and nine months ended September 30, 2015 other income (loss) consists primarily of foreign exchange transaction gains and losses. The nine months ended September 30, 2015 also includes a one-time gain of $147,000 on the cancellation of an accrued liability related to the acquisition of the net assets of OcuHub.

Liquidity and Capital Resources

(in thousands)	September 30, 2016	December 31, 2015	Change
Cash and cash equivalents	$17,548	$13,838	$3,710
Percentage of total assets	59.5%	48.8%
Working capital	$18,988	$14,139	$4,849

Financial Condition

The Company has sustained substantial losses of $15.6 million for the nine months ended September 30, 2016 and $33.2 million for the year ended December 31, 2015 and has a history of net cash used in its operations. We have introduced steps to reduce the rate of our use of cash in our operations, including a strategic restructuring in February 2016 and the divestiture of our OcuHub subsidiary. These steps contributed to reduce the net cash used in operating activities to $2.3 million and $10.7 million for the three and nine months ended September 30, 2016, respectively, compared to $4.3 and $18.1 million for the three and nine months ended September 30, 2015. On May 9, 2016, we issued a combination of common stock, preferred stock and warrants to purchase common stock in exchange for $15.5 million in cash (net of fees and expenses) to provide cash for future operating needs. The proceeds from the issuance of equity and the reduced amount of cash used in operations for the current three month period resulted in a working capital surplus of $19.0 million at September 30, 2016 which represents a $4.8 million increase from our working capital at December 31, 2015. We believe these steps taken in the first half of fiscal 2016, including the expectation that we will continue to generate cash from the sales of our product, will provide us the liquidity necessary to support our operations for at least the next 12 months.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	whether and to what extent government and third-party payers agree to reimburse the TearLab® Osmolarity System;

●	whether eye care professionals engage in the process of obtaining their CLIA waiver certification;

●	the costs and timing of building the infrastructure to market and sell the TearLab® Osmolarity System;

●	the cost and results of continuing development of the TearLab® Osmolarity System and next generation products;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

●	the effect of competing technological and market developments.

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

TearLab Corporation

Ongoing Sources and Uses of Cash

We anticipate that our cash on hand and cash generated from increased sales of the TearLab Osmolarity System will be sufficient to sustain our operations beyond the next 12 months. We continually evaluate various financing possibilities but we typically expect our primary source of cash will be related to the collection of accounts receivable. Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks. In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue next generation products using our lab-on-a-chip technology.

Changes in Cash Flows

Cash Used in Operating Activities

Net cash used to fund our operating activities during the nine months ended September 30, 2016 was $10.7 million compared to $18.1 million during the nine months ended September 30, 2015. Net cash used in operating activities during the nine months ended September 30, 2016 was less than our net loss of $15.6 million primarily due to the amortization of intangible assets, depreciation of fixed assets, stock-based compensation, interest deferred on our long-term debt and changes in the fair value of warrant obligations. In aggregate, these non-cash items total $6.1 million. This was offset in part by net decreases in our working capital accounts during the nine months ended September 30, 2016 of $1.2 million. Net cash used in operating activities during the nine months ended September 30, 2015 was less than our net loss of $24.3 million due to the amortization of intangible assets, depreciation of fixed assets, stock-based compensation, interest deferred on our long-term debt and changes in the fair value of warrant obligations in the aggregate total of $6.1 million and a $0.1 million net increase in working capital accounts.

The net change in working capital and non-current asset balances related to operations for the nine months ended September 30, 2016 and 2015 consists of the following:

	Nine Months Ended
(in thousands)	September 30,
	2016	2015
Changes in operating assets and liabilities:

Accounts receivable, net	$614	$129
Inventory	568	(1,061)
Prepaid expenses and other assets	(70)	(56)
Other non-current assets	(157)	(26)
Accounts payable	(328)	938
Accrued liabilities	(1,819)	244
Deferred rent/revenue	3	(50)
	$(1,189)	$118

TearLab Corporation

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Accounts receivable decreased in the nine months ended September 30, 2016 because of improved collections on outstanding balances.

●	Inventory decreased in the nine months ended September 30, 2016 because of a combination of reduced levels of test card inventory on hand and more favorable pricing for the inventory on hand.

●	Accrued liabilities had a decrease during the nine months ended September 30, 2016 because of the timing of invoices received late in December 2015 for professional services rendered, the payment in 2016 of amounts due to employees under the 2015 incentive compensation program and the company’s overall reduction in spending.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $1.2 million and $2.4 million respectively, to acquire fixed assets, primarily TearLab Osmolarity systems.

Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2016 was $15.6 million and was almost all proceeds from the issuance of equity. For the nine months ended September 30, 2015, net cash provided by financing activities of $14.7 million consisted primarily of $14.5 million of proceeds from the term loan.

Off-Balance-Sheet Arrangements

As of September 30, 2016, we did not have any material off-balance-sheet arrangements as defined in Item 303(1)(4)(ii) of SEC Regulation S-K.

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

There were no significant changes during the nine months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 included in Item 1.

TearLab Corporation

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 included in Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in euros and pound sterling. Most of our expenses are denominated in U.S. dollars, however, a minor portion of our expenses are in Australian dollars, Canadian dollars, euros and pounds sterling. We cannot predict any future trends in the exchange rate of the Australian dollar, Canadian dollar, euro or pound sterling against the U.S. dollar. Any strengthening of the Australian dollar, Canadian dollar, euro or pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars to meet short term operating requirements. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that it is advisable to offset these risks.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at September 30, 2016 our disclosure controls and procedures were effective at the reasonable assurance level.

TearLab Corporation

(b) Changes in Internal Control over Financial Reporting.

During the third quarter of 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in various other claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

TearLab Corporation

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

We have incurred losses in each year since our inception. As of September 30, 2016, we had an accumulated deficit of $508.4 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

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

On March 4, 2015, we executed a term loan agreement with CRG as lenders, which we refer to as the Term Loan Agreement, providing us with access of up to $35.0 million under the Term Loan Agreement. We entered into an amendment of the Term Loan Agreement with CRG on August 6, 2015. We received $25.0 million in gross proceeds during 2015. We were unable to access a third tranche of $10.0 million because we did not attain at least $38.0 million in twelve-month sales revenue prior to June 30, 2016, as required to access the third tranche. We can make no assurance that we will be able to raise either additional debt financing or additional equity capital. There can be no assurances that there will be adequate financing available to us on acceptable terms or at all.

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

If we do not have annual revenue greater or equal to the annual revenue covenant in a calendar year, we will have to raise subordinated debt or equity, which we refer to as the CRG Equity Cure, equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement. We cannot assure you that we will be able to achieve the annual revenue thresholds and the daily cash threshold. We cannot assure you that we would be able to raise the financing for the CRG Equity Cure, if required. In addition, in the event of our breach of the Term Loan Agreement with CRG, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

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

Our financial results may vary significantly due to a number of factors, which may lead to volatility in the trading price of our common stock.

Our annual and quarterly revenue and results of operations have varied in the past and may continue to vary significantly from year-to-year and quarter-to-quarter. The variability in our annual and quarterly results of operations may lead to volatility in our stock price as research analysts and investors respond to these annual fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including:

●	fluctuations in demand for our products;

●	changes in customer budget cycles and capital spending;

●	seasonal variations in customer operations that could occur during holiday or summer vacation periods;

●	tendencies among some customers to defer purchase decisions until the end of the quarter;

●	the unit value of our systems;

●	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

●	changes in reimbursement levels that might negatively impact our pricing policies;

●	our ability to design, manufacture and deliver products to our customers in a timely and cost effective manner;

●	quality control or yield problems at our manufacturing suppliers;

●	our ability to timely obtain adequate quantities of the components used in our products;

●	new product introductions or enhancements by us and our competitors;

●	unanticipated increases in costs or expenses;

●	our complex, variable and, at times, lengthy sales cycle;

●	global economic conditions; and

●	fluctuations in foreign currency exchange rates.

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

The TearLab® Osmolarity System is currently our only product. Our product is currently sold outside of the United States pursuant to CE mark approval; in Canada pursuant to a Health Canada Medical Device License; and in the United States as a result of having received 510(k) approval from the FDA to market the TearLab® Osmolarity System to those reference and physician operated laboratories with CLIA waiver certifications. Even though the TearLab® Osmolarity System has received all regulatory approvals in the United States, it may never generate sufficient sales to achieve profitability. If the TearLab® Osmolarity System is not as successfully commercialized as expected, we may not be able to generate sufficient revenue to become profitable or continue our operations. Any failure of the TearLab® Osmolarity System to be successfully commercialized in the United States would have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

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

As of September 30, 2016, our total liabilities were $31.2 million, including $26.0 million of long-term obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example:

●	our liabilities increase our vulnerability to economic downturns and adverse competitive and industry conditions, and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

●	our liabilities could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow money for operations or capital in the future and implement our business strategies; and

●	our liabilities may restrict us from raising additional funds on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements.

TearLab Corporation

If we are at any time unable to generate sufficient cash flow to service our liabilities when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the liabilities, seek to refinance all or a portion of the liabilities or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

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

TearLab Corporation

In addition to general health care industry cost-containment, the Centers for Medicare and Medicaid Services (CMS) released its final rule implementing section 216(a) of the Protecting Access to Medicare Act of 2014 (PAMA) that will require reporting entities to report private payor rates paid to laboratories for lab tests, which will be used to calculate Medicare payment rates. This final rule also announces CMS’ decision to move the implementation date for the private payor rate-based fee schedule to January 1, 2018. Reporting entities, which would primarily be our customers in the U.S., that derive a certain percentage and volume of their revenue from laboratory tests from Medicare, will report private payor rates for our laboratory tests which will serve under the act as a baseline for future reimbursement. Although it is very early to understand if reimbursement for our product or future products will be impacted, the act does provide a maximum reimbursement reduction of 10% per year for the year 2018 through 2020. For years 2021 through 2023, the maximum reduction on the reimbursement rate is 15%. Should reimbursement for our products be reduced as a result of PAMA, this could negatively impact our pricing and commercialization of our products in the U.S.

If we are subject to regulatory enforcement action as a result of our failure to comply with regulatory requirements, our commercial operations would be harmed.

While we received the 510(k) clearance and CLIA waiver that we were seeking, we are subject to significant ongoing regulatory requirements, and if we fail to comply with these requirements, we could be subject to enforcement action by the FDA or state agencies, including:

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

TearLab Corporation

We have applied for, and intend to continue to apply for, patents relating to the TearLab® Osmolarity System and related technology and processes. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide adequate protection from competition. Furthermore, it is possible that patents issued or licensed to us may be challenged successfully. In that event, if we have a preferred competitive position because of any such patents, any preferred position would be lost. If we are unable to secure or to continue to maintain a preferred position, the TearLab® Osmolarity System could become subject to competition from the sale of similar competing products.

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

TearLab Corporation

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

In order to maintain our listing on NASDAQ, we are required to comply with NASDAQ requirements, which include, but are not limited to, maintaining a minimum stockholders’ equity and minimum bid price requirement. In particular, we are required to (i) maintain a minimum bid price of $1.00, and we have traded below that threshold since February 2, 2016, and (ii) maintain a minimum stockholders’ equity of $2.5 million or meet alternative market capitalization or income from continuing operations tests. On March 16, 2016, we received a notice from NASDAQ stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. The Notice had no immediate effect on the NASDAQ listing or trading of the Company’s common stock.

On September 16, 2016, we received a letter from the NASDAQ Listing Qualifications Staff (the “Staff”). The Staff had determined to delist our securities from the NASDAQ Capital Market due to our continued non-compliance with the Minimum Bid Price Rule within 180 calendar days. The Company has appealed that letter, which has stayed any de-listing actions, and has a hearing with the NASDAQ Hearings Panel (the “Panel”) scheduled for early November 2016, at which we will present our plan to demonstrate compliance with the Minimum Bid Price Rule and request an extension of time within which to comply.

If the Panel declines to grant us an extension of time or we fail to regain compliance with the applicable requirements, our stock may be delisted. Delisting from the NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the NASDAQ Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

The market prices for, and the trading volumes of, securities of medical device companies, such as ours, have been historically volatile. The market has experienced, from time to time, significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

●	the results of pre-clinical testing and clinical trials by us, our collaborators and/or our competitors;

●	technological innovations or new diagnostic products;

●	governmental regulations and reimbursement levels;

●	developments in patent or other proprietary rights;

●	litigation;

●	public concern regarding the safety of products developed by us or others;

●	comments by securities analysts;

●	the issuance of additional shares to obtain financing or for acquisitions;

●	general market conditions in our industry or in the economy as a whole; and

●	political instability, natural disasters, war and/or events of terrorism;

●	failure to maintain our NASDAQ listing.

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

TearLab Corp.
(Registrant)

Date:	November 9, 2016	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

