Form 10-Q
period 2017-03-31
TearLab Corp
filed 2017-05-15
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,735,732 as of May 8, 2017.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “pursue,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our ability to continue as a going concern;
●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;
●	Our future strategy, structure, and business prospects and the ability to identify and execute any strategic alternatives;
●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner;
●	The planned continued commercialization of our current product;
●	Our ability to expand into next generation products;
●	Our ability to meet the financial covenants under our credit facilities;
●	Use of cash, cash needs and ability to raise capital;
●	The size and growth of the potential markets for our product and technology;
●	The effect of our strategy to streamline our organization and lower our costs;
●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
●	Our anticipated expansion of United States and international sales and operations;
●	Our ability to obtain and protect our intellectual property and proprietary rights;
●	The results of our clinical trials;
●	Our ability to maintain reimbursement for our product and support our pricing strategies;
●	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;
●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;
●	Our beliefs about our employee relations;
●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals; and
●	Our ability to remain listed on the NASDAQ Capital Market.

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

TearLab Corporation

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of U.S. dollars except number of shares)

(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current assets
Cash	$13,032	$15,471
Accounts receivable, net	2,266	2,279
Inventory	3,324	3,193
Prepaid expenses and other current assets	1,216	1,226
Total current assets	19,838	22,169

Fixed assets, net	3,880	4,178
Intangible assets, net	44	60
Other non-current assets	220	220
Total assets	$23,982	$26,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,745	$1,858
Accrued liabilities	4,082	3,958
Deferred rent	70	83
Total current liabilities	6,897	5,899

Long-term debt	26,906	26,449

Total liabilities	33,803	32,348

Commitments and contingencies (Note8)

Stockholders’ deficit
Capital stock
Preferred Stock, $0.001 par value, 10,000,000 authorized, 757 and 2,764 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value, 9,500,000 authorized, 5,634,756 and 5,360,198 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	6	5
Additional paid-in capital	507,302	506,982
Accumulated deficit	(517,129)	(512,708)
Total stockholders’ deficit	(9,821)	(5,721)
Total liabilities and stockholders’ deficit	$23,982	$26,627

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2017	2016

Revenue
Product sales	$5,987	$5,502
Reader equipment rentals	714	1,265
Total revenue	6,701	6,767
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	2,542	2,540
Cost of goods sold - reader equipment depreciation	466	554
Gross profit	3,693	3,673
Operating expenses
Sales and marketing	3,332	4,636
Clinical, regulatory and research & development	1,564	1,138
General and administrative	2,187	3,931
Amortization of intangible assets	-	304
Total operating expenses	7,083	10,009
Loss from operations	(3,390)	(6,336)
Other income (expense)
Interest income (expense)	(1,028)	(883)
Changes in fair value of warrant obligations	-	27
Other, net	(3)	(62)
Total other income (expense)	(1,031)	(918)
Net loss and comprehensive loss	$(4,421)	$(7,254)
Weighted average shares outstanding - basic and fully diluted	5,367,311	3,382,567
Net loss per share	$(0.82)	$(2.14)

Weighted average shares outstanding - diluted	5,367,311	3,382,567
Net loss per share – diluted	$(0.82)	$(2.14)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	March 31,
	2017	2016

OPERATING ACTIVITIES
Net loss for the period	$(4,421)	$(7,254)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	289	714
Depreciation of fixed assets	521	620
Amortization of intangible assets	15	315
Changes in fair value of warrant obligations	-	(27)
Deferred interest on long-term debt	302	292
Amortization of debt discount	154	43
Changes in operating assets and liabilities:
Accounts receivable, net	13	(5)
Inventory	(131)	338
Prepaid expenses and other assets	10	(475)
Other non-current assets	-	(32)
Accounts payable	889	721
Accrued liabilities	123	(1,385)
Deferred rent/revenue	(12)	(3)
Cash used in operating activities	(2,248)	(6,138)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(223)	(500)
Cash used in investing activities	(223)	(500)

FINANCING ACTIVITIES
Repurchase of fractional shares upon reverse stock split	(3)	-
Proceeds from the issuance of employee stock purchase plan shares	35	-
Cash provided by financing activities	32	-

Increase (decrease) in cash and cash equivalents during the period	(2,439)	(6,638)
Cash, beginning of period	15,471	13,838
Cash, end of period	$13,032	$7,200

Supplemental cash flow information
Cash paid for interest	$571	$552

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained substantial losses of $4,421 and $7,254 for the three months ended March 31, 2017 and 2016, respectively. Based on the Company’s current rate of cash consumption, the Company estimates it will need additional capital in the first quarter of 2018 and its prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. However, the Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or significantly reduces the cash consumed in the operations of the Company, the Company anticipates that it will be unable to continue operations through the end of the first quarter of 2018 without violating an existing covenant on the Term Loan Agreement (defined below). As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2016. The audited financial statements for the year ended December 31, 2016, filed with the SEC with the Company’s annual report on Form 10-K on March 10, 2017 include a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.

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

Although the Company typically has a no return policy for its products, the Company has established a reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve of $11 and $13 as of March 31, 2017 and December 31, 2016, respectively, has reduced revenue and is included in accounts receivable.

Recent accounting pronouncements

In August 2016, the Financial Accountings Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (“ASU 2016-15”), to reduce diversity in practice of how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of the new standard will have on its financial statements.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory- Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 became effective January 1, 2017. Under ASU 2015-11, the Company measures inventory at the lower of cost or net realizable value, where net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 was applied prospectively beginning January 1, 2017. The change to lower of cost or net realizable value had no impact on the Company’s financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Early application is not permitted. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the standard by one year which would result in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. The Company expects to finalize its assessment of the impact of the new standard on its financial statements in 2017 so it can implement ASU 2014-09, on a modified retrospective basis, in the first quarter of 2018. The Company does not expect the guidance to have a material impact on the amounts reported in the financial statements, but will impact certain disclosures regarding the Company’s recognition of revenue transactions.

TearLab Corporation

3. BALANCE SHEET DETAILS

Accounts receivable

	March 31, 2017	December 31, 2016

Trade receivables	$2,810	$2,928

Allowance for doubtful accounts	(544)	(649)
	$2,266	$2,279

Inventory

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

	March 31, 2017	December 31, 2016

Finished goods	$3,341	$3,210
Inventory reserves	(17)	(17)
	$3,324	$3,193

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long term purchase commitment to buy the test cards from MiniFAB (Note 8). As part of its analysis of excess or obsolete inventories, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve is needed.

Prepaid expenses and other current assets

	March 31, 2017	December 31, 2016
Prepaid trade shows	253	$217
Prepaid insurance	278	326
Manufacturing deposits	282	282
Subscriptions	299	297
Other fees and services	96	66
Other current assets	8	38
	$1,216	$1,226

TearLab Corporation

Fixed assets

	March 31, 2017	December 31, 2016
Capitalized TearLab equipment	$9,013	$9,095
Leasehold improvements	60	60
Computer equipment and software	920	932
Furniture and office equipment	272	271
Medical equipment	747	500
	$11,012	$10,858
Less accumulated depreciation	(7,132)	(6,680)
	$3,880	$4,178

Depreciation expense was $521 and $620 during the three months ended March 31, 2017 and 2016, respectively.

Accrued liabilities

	March 31, 2017	December 31, 2016
Due to professionals	$118	$81
Due to employees and directors	2,175	2,200
Sales and use tax liabilities	225	247
Royalty liability	402	854
Warranty	123	124
Other	1,039	452
	$4,082	$3,958

TearLab Corporation

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc., a wholly-owned subsidiary of the Company and a prescriber list. The TearLab Technology, which consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company, was fully amortized in November 2016. Amortization expense for the three months ended March 31, 2017 and 2016 was $15 and $315, respectively.

Intangible assets subject to amortization consist of the following:

	Remaining
	Useful Life	Gross Value at	Accumulated	Net Book Value at
	(Years)	March 31, 2017	Amortization	March 31, 2017

TearLab® technology	0	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(249)	22
Prescriber list	1	90	(68)	22
Total		$12,533	$(12,489)	$44

	Gross Value at	Accumulated	Net Book Value at
	December 31, 2016	Amortization	December 2016

TearLab® technology	$12,172	$(12,172)	$-
Patents and trademarks	271	(245)	26
Prescriber list	90	(56)	34
Total	$12,533	$(12,473)	$60

The estimated amortization expense for the intangible assets for the remainder of 2017 and thereafter is as follows:

Amortization
of intangible
assets

Remainder of 2017	$44
$44

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

As part of the amended Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “CRG Warrants”). The CRG Warrants have a five-year life. The CRG Warrants are classified as equity on the Consolidated Balance Sheets as of March 31, 2017 and 2016. The CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt.

TearLab Corporation

The loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. On April 7, 2016, the Company amended the Term Loan Agreement to change the required minimum revenue levels. The amended minimum revenue is $31,000 for 2017, $36,000 for 2018, $45,000 for 2019 and $55,000 for 2020. The minimum cash balance required is $5,000 subject to certain conditions. The amendment also reduced the exercise price of the CRG Warrants from $50.00 per share to $15.00 per share and the Company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at $15.00 per share, which expire 5 years after issuance.

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

At March 31, 2017, the Company was in compliance with all of the covenants.

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

The following is a summary of the Term Loan Agreement as of March 31, 2017 and related maturities of outstanding principal:

Prinicpal balance outstanding	$25,000
PIK interest	2,179
Facility fee	428
less discount on term loan:
deferred financing fees, net	(404)
detachable warrants, net	(297)
Total term loan	$26,906

TearLab Corporation

Principal due for each of the next 5 years and in the aggregate thereafter:

2017	-
2018	-
2019	10,192
2020	13,590
2021	3,825
Total principal due	27,607
Less: discount on term loan	(701)
Total term loan	$26,906

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

TearLab Corporation

On August 2, 2016, 527.5 shares of Series A Convertible Preferred stock was converted into 70,333 shares of common stock. On March 31, 2017, 2,007 shares of Series A Convertible Preferred stock was converted into 267,600 shares of Common stock. On April 3, 2017, subsequent to the March 31, 2017 balance sheet date, the remaining 757 shares of Series A Convertible Preferred stock were converted into 100,976 shares of common stock.

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

The Company accounts for stock-based compensation awards and share-based payment transactions with employees based on the fair value of the award at the time of grant and recognizes compensation expense over the vesting period. The amount of expense recognized during the period is affected by subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.

The following table sets forth the total stock-based compensation expense resulting from stock options and the employee stock purchase plan included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended
	March 31,
	2017	2016

Sales and marketing	$146	$136
Clinical, regulatory and research and development	43	83
General and administrative	100	495
Stock-based compensation expense before income taxes	$289	$714

TearLab Corporation

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

The price at which stock is purchased under the ESPP is equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company’s Board of Directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee purchase more than $25 worth of stock in the plan during each calendar year or purchase more than 500 shares per offering period. During the three months ended March 31, 2017 and 2016, the Company recorded $3 of expense, respectively, under the ESPP. During the three months ended March 31, 2017 and 2016, the Company issued 7,512 and 6,774 shares of common stock under the ESPP, respectively.

(e) Warrants

On October 8, 2015, as part of the second amendment to the Term Loan Agreement and funding of the $10,000 tranche, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share (the “CRG Warrants”). The CRG Warrants are exercisable any time prior to October 8, 2020. The CRG Warrants are classified as equity on the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016. The CRG Warrants were valued at $290 upon issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the three months ended March 31, 2017 or 2016.

On April 8, 2016, the Company further amended its Term Loan Agreement. As part of the amendment, the exercise price of the CRG Warrants was changed to allow the holder to purchase 35,000 common shares in the Company at a price of $15.00 per share and CRG was issued an additional 35,000 warrants to purchase common shares at an exercise price of $15.00 (the “2016 CRG Warrants”). The modification to the terms of the CRG Warrants resulted in a change in fair value of $54 which was included as interest expense. The change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 76%, an expected life of 4.5 years, a risk-free interest rate of 1.06%, and 0% dividend yield. The 2016 CRG Warrants were valued at $106 upon issuance using the Black-Scholes Merton model assuming volatility of 76%, an expected life of 5.0 years, a risk-free interest rate of 1.30% and 0% dividend yield.

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

TearLab Corporation

(f) Exchange Right

In August 2014, the Company sold membership units in OcuHub in exchange for 2% ownership of OcuHub LLC. In connection with the sale of the membership units, the new members received an exchange right allowing the units to be exchanged upon written notice and during a specified exchange window for shares in the Company’s common stock. On March 31, 2016, the members exchanged the ownership interest in OcuHub LLC for 385,800 shares of the Company’s common stock.

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

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended
(in thousands of shares)	March 31,
	2017	2016
Stock options	706	638
Warrants	1,324	64
ESPP shares	3	8
Convertible preferred shares	102	-

Total	2,135	710

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

Effective October 1, 2006, the Company entered into a patent license and royalty agreement with theUniversity of California San Diego to obtain a second exclusive license to make, use, sell, offer for sale, and import existing TearLab technology. The Company is required to make royalty payments of $35 or 5.5% of gross sales per year, whichever is higher. Additionally, the Company is required to pay a royalty of 30% of any sublicense fees it receives prior to receiving FDA approval and 25% of any sub-license fees it receives after FDA approval.

Future minimum royalty payments under this agreement as of March 31, 2017 are as follows:

2017	$35
2018	35
2019	35
2020	35
2021	35
Thereafter	210
Total	$385

TearLab Corporation

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

Future minimum royalty payments under this agreement as of March 31, 2017 are as follows:

2017	$35
2018	35
2019	35
2020	35
2021	35
Thereafter	210
Total	$385

On March 7, 2016, the Company, through its subsidiary, TearLab Research, Inc., entered into a supply and development agreement (“Supply Agreement”) with MiniFAB (Aust) Pty Ltd (“MiniFAB”). The agreement is an exclusive supply agreement through June 2021, for the purchase and delivery of individual osmolarity test cards with the freight costs borne by MiniFab. The Company has the benefit of a lower purchase price that will remain in place until the earlier of, the Company reaches an annual volume of 4.5 million test cards or March 31, 2018. Certain savings from freight costs will remain in place throughout the agreement. The Supply Agreement requires, in any given 6 calendar months, the Company must place aggregate purchase orders equal to at least 50% of the orders forecasted for that 6 month period at its onset. The Supply Agreement can be extended by either party for a term of five years with the option for the Company to buyout the exclusive supply provision during any extended term. This Supply Agreement replaces the July 2011 agreement between MiniFAB and the Company.

In April 2014, the Company guaranteed a marketing agreement entered into by OcuHub. The underlying marketing agreement calls for an annual marketing fee of $100, with payments due quarterly through March 31, 2019. If OcuHub fails to perform its obligations under the terms of the marketing agreement, the Company would be required to make the $25 quarterly payments, through the March 31, 2019 initial term of the agreement. The Company has not accrued for any liability under the guarantee.

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

Overview

We are an in-vitro diagnostic company based in San Diego, California. We have commercialized a proprietary tear testing platform, the TearLab® Osmolarity System that enables eye care practitioners to test for a highly sensitive and specific biomarker using nanoliters of tear film at the point-of-care. Our first product measures tear film osmolarity for the diagnosis of Dry Eye Disease or DED.

We are developing technology to enable eye care practitioners to test a wide range of biomarkers (chemistries, metabolites, genes and proteins) at the point-of-care. Commercializing and further development of that tear testing platform is now the focus of our business.

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

We enter into contracts where revenue is derived either from agreements whereby the customer is provided the right to use the TearLab® Osmolarity System at no separate cost to the customer in consideration for a minimum purchase commitment or implied minimum purchase commitment of disposable test cards over the related contract term (which we refer to as either “Use Agreements”, “Masters Agreements” or “Flex Agreements”), or from agreements with separate sales of the reader equipment and disposable test cards (“Purchase Agreements”).

In October 2008, the TearLab® Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark. While our current focus is on developing our business in the United States, we do have agreements with numerous distributors for distribution of the TearLab® Osmolarity System in Canada South America, Europe, Asia and Australia.

TearLab Corporation

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

(in thousands)	Three months ended March 31,
	2017	2016	Change

TearLab revenue	$6,701	$6,767	$(66)
TearLab – cost of sales	3,008	3,094	(86)
TearLab gross profit	3,693	3,673	20
Gross profit percentage	55%	54%

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

Having received 510(K) approval from the FDA in the United States, we sell to customers in the United States who hold CLIA moderate and high complexity certificates and actively support and assist our customers to obtain their certificates or provide them with support from certified professionals. This CLIA waiver documentation allows us to sell our product to the approximately 50,000 eye care practitioners in the United States that are candidates to operate under a CLIA waiver certification.

We are working with our established distributors in Canada, Europe, South America, and Asia to increase sales. The ability for reimbursement to be obtained in many of the countries where we have distributors will facilitate our ability to increase sales and stimulate the commercialization process. In countries where we have distributors, we are supporting physicians in local clinical trials and providing them with the required guidance to understand the relationship between DED and osmolarity and how to manage their patients with objective diagnostic data.

TearLab revenue was $6.7 million for the three months ended March 31, 2017 compared to $6.8 million for the three months ended March 31, 2016. A 1% decline in the volume of test cards sold was partially offset by $130,000 of revenue from a cooperative marketing agreement, which we refer to as the Marketing Agreement, which we entered into in November 2016 with PRN Physician Recommended Neutriceuticals, LLC.

TearLab Corporation

Cost of Sales

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

TearLab cost of sales decreased for the three months ended March 31, 2017 to $3.0 million from $3.1 million for the three months ended March 31, 2016. The decrease in cost of sales was driven by a decline in the volume of test cards shipped.

Gross Profit

TearLab gross profit for the three months ended March 31, 2017 is flat at $3.7 million compared to the three months ended March 31, 2016. The gross profit percentage of revenue for the three months ended March 31, 2017 was 55% compared to 54% for the three months ended March 31, 2016. The improvement in gross profit percentage was driven by the inclusion of revenue this quarter from the Marketing Agreement.

Operating Expenses

(in thousands)	Three months ended March 31,
	2017	2016	Change

Sales and marketing	$3,332	$4,636	$(1,304)
Clinical, regulatory and research and development	1,564	1,138	426
General and administrative	2,187	3,931	(1,744)
Amortization of intangible assets	-	304	(304)
Operating expenses	$7,083	$10,009	$(2,926)

Sales and Marketing Expense

Sales and marketing expenses decreased by $1.3 million or 28% in the three months ended March 31, 2017, as compared with the three months ended March 31, 2016. The reduction in sales and marketing expenses is attributable to cost savings from our February 2016 organizational restructuring and cost savings from the divestiture of our OcuHub subsidiary in April 2016.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased $426,000 or 37% in the three months ended March 31, 2017 as compared with the three months ended March 31, 2016. The increase in expense was primarily due to an increase in external product development costs related to our next generation of products.

General and Administrative Expenses

Total general and administrative expenses decreased $1.7 million or 44% in the three months ended March 31, 2017 as compared with the three months ended March 31, 2016. The decrease when compared to the prior period was primarily due to costs incurred in 2016 associated with our former subsidiary, OcuHub, lower legal and professional services because of a planned common stock offering we withdrew in the first quarter of 2016, and lower stock compensation as certain option grants fully vested.

TearLab Corporation

Amortization of Intangible Assets

Amortization expense of intangible assets for the three months ended March 31, 2017 was $0, compared to the $0.3 million in the prior year fiscal period. The TearLab® technology fully amortized during 2016 so there was no comparable expense for the three months ended March 31, 2017.

Other Income (Expense)

(in thousands)	Three Months Ended March 31,
	2017	2016	Change

Interest income (expense)	$(1,028)	$(883)	$(145)
Changes in fair value of warrant obligations	-	27	(27)
Other (net )	(3)	(62)	59
Other income	$(1,031)	$(918)	$(113)

Interest Income (Expense)

Interest expense for the three months ended March 31, 2017 and 2016 was from our long-term debt under the Term Loan Agreement. Interest expense increased for the three months ended March 31, 2017 when compared to the same period in the previous fiscal year on larger average balances of long-term debt outstanding and because of the impact of warrants issued to the lenders and changes to the facility fee from amendments to the original term loan agreement.

Changes in Fair Value of Warrants Obligations

The Company records outstanding warrants considered liabilities at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings for the applicable period. The Company had no warrants with liability treatment outstanding during the three months ended March 31, 2017, and, accordingly, had no associated fair value adjustment during the period. The Company recorded income related to a decrease in the fair value of warrant obligations of $27,000 for the three months ended March 31, 2016.

Other (net)

Other income (loss) for the three months ended March 31, 2017 and 2016 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated currencies. During the three months ended March 31, 2017, the Company had fewer supplier contracts denominated in currencies other than the U.S. dollar and we reduced the balance of Canadian dollars on hand, both of which minimized our exposure to foreign currency gains and losses.

Liquidity and Capital Resources

(in thousands)	March 31, 2017	December 31, 2016	Change
Cash and cash equivalents	$13,032	$15,471	$(2,439)
Percentage of total assets	54.3%	58.1%

Working capital	$12,941	$16,270	$(3,329)

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	whether government and third-party payers agree to reimburse the TearLab® Osmolarity System;
●	whether eye care professionals engage in the process of obtaining their CLIA waiver certification;
●	whether or not we can increase our international sales and register with additional health departments in more markets outside of the United States;
●	the costs and timing of building the infrastructure to market and sell the TearLab® Osmolarity System;
●	the cost and results of continuing development of the TearLab® Osmolarity System;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the effect of competing technological and market developments.

At the present time, our only product is the TearLab Osmolarity System, and although we have received 510(k) approval from the FDA and a CLIA waiver approval from the FDA, at this time we do not know when we can expect to begin to generate significant revenues from the TearLab Osmolarity System in the United States.

Further, a successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenue adequate to support the Company’s cost structure. If events or circumstances occur such that we do not meet our plans to fund the business, we may be required to reduce operating expenses and reduce the planned levels of inventory and fixed assets in 2017 which could have an adverse impact on our ability to continue our normal business operations.

On March 9, 2017, the Company announced that it was beginning a process to explore strategic alternatives. The Company has engaged an investment bank to assist in the evaluation of strategic alternatives, and the Company is continuing this process currently. However, there can be no assurances that the Company will be able to successfully identify and execute on any definitive plans from this process.

TearLab Corporation

Indebtedness

·On March 4, 2015, the Company executed the Term Loan Agreement with CRG as lenders providing the Company with access of up to $35.0 million under the Term Loan Agreement. The Company entered into a second amendment to the Term Loan Agreement with CRG on August 6, 2015. The Company received $15.0 million in gross proceeds under the Term Loan Agreement on March 4, 2015, and an additional $10.0 million on October 6, 2015. We were unable to access a third tranche of $10.0 million because we did not attain at least $38.0 million in trailing twelve-month revenue prior to June 30, 2016, as required to access the third tranche. As part of the second amendment to the Term Loan Agreement, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share (as adjusted for a 1-for-10 reverse stock split). The warrants have a life of five years. On April 7, 2016, the Term Loan Agreement was further amended, under the fourth amendment, to change the required minimum revenue levels. In addition, the fourth amendment reduced the exercise price of the warrants CRG received under the second amendment to $15.00 per share and granted CRG additional warrants to purchase an additional 35,000 common shares in the Company at a price of $15.00 per share. The Term Loan Agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. At the Company’s option, during the first four years a portion of the interest payments amounting to a 4.5% per annum rate may be deferred and paid together with the principal in the fifth and sixth years.

The Term Loan Agreement is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. The minimum annual revenue threshold level required by the Term Loan Agreement for calendar year 2017 is $31.0 million. The minimum cash balance required is $5.0 million, subject to certain conditions.

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

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents and cash generated from revenue will be sufficient to sustain our operations into the first quarter of 2018. We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable. Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect our primary uses of cash will be to fund our operating expenses and pursuing and maintaining our patents and trademarks. In addition, dependent on available funds, we expect to expend cash to pursue additional applications for the lab-on-a-chip technology.

Changes in Cash Flows

Cash Used in Operating Activities

Net cash used to fund our operating activities during the three months ended March 31, 2017 was $2.2 million. Net cash used in operating activities during the three month period was less than our net loss of $4.4 million primarily due to the amortization of intangible assets, depreciation of fixed assets, stock-based compensation and deferred interest and the amortization of the discount on our long-term debt. In aggregate, these non-cash items totaled $1.3 million.

TearLab Corporation

The net change in working capital and non-current asset balances related to operations for the three months ended March 31, 2017 and 2016 consists of the following:

	Three Months Ended
(in thousands)	March 31,
	2017	2016
Changes in operating assets and liabilities:

Accounts receivable, net	$13	$(5)
Inventory	(131)	338
Prepaid expenses and other assets	10	(475)
Other non-current assets	-	(32)
Accounts payable	889	721
Accrued liabilities	123	(1,385)
Deferred rent/revenue	(12)	(3)
	$892	$(841)

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Inventory levels of test cards on hand increased in the three months ended March 31, 2017 due to the timing of orders and receipts from our key supplier.

●	Accounts payable and accrued liabilities had a net increase during the three months ended March 31, 2017 due primarily to timing on payment of product development costs and accrued compensation amounts.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $223,000 and $500,000, respectively, to acquire fixed assets, primarily TearLab Osmolarity systems.

Cash Provided by Financing Activities

There was $32,000 in net cash provided by financing activities during the three months ended March 31, 2017 primarily pertaining to proceeds from the issuance of common stock under our employee stock purchase plan. For the three months ended March 31, 2016, there was no net cash provided by or used in financing activities.

Off-Balance-Sheet Arrangements

As of March 31, 2017, we did not have any material off-balance-sheet arrangements as defined in Item 303(1)(4)(ii) of SEC Regulation S-K.

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

There were no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2017 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2017 included in Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars. Most of our expenses are denominated in U.S. dollars, however, a minor portion of our other expenses are in Canadian dollars, Australian dollars and pounds sterling. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, euro or pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, euro or pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars to meet short term operating requirements. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

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

TearLab Corporation

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at March 31, 2017 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

During the first quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us that we believe would materially affect our business, operating results, financial condition or cash flows. However, our industry is characterized by frequent claims and litigation including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. As a result, in the future, we may be involved in various legal proceedings from time to time.

TearLab Corporation

ITEM 1A. RISK FACTORS.

Risks Relating to Our Financial Condition

We have limited working capital and a history of losses that raise substantial doubts as to whether we will be able to continue as a going concern.

We have prepared our consolidated financial statements on the basis that we would continue as a going concern. However, we have incurred losses in each year since our inception and will need to raise additional capital prior to the end of the first quarter of 2018, and cannot assure you that we will be able to do so. We do not currently have any available borrowing under our term loan or credit facility.

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

We have incurred losses in each year since our inception. As of March 31, 2017, we had an accumulated deficit of $517.1 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

We will need to raise additional capital in the near future. Such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders, would experience further dilution.

We expect that we will need to raise additional capital prior to the end of the first quarter of 2018. Such financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition, our ability to continue as a going concern and would be expected to result in a decline in our stock price. If we consummate such financings, the terms of such financings may adversely affect the interests of our existing stockholders. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

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

The CRG loan is collateralized by all our assets. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, we must attain minimum annual revenue and minimum cash threshold levels. The minimum annual revenue threshold levels required by the Term Loan are $31.0 million, $36.0 million, $45.0 million and $55.0 million for calendar years 2017, 2018, 2019 and 2020, respectively. The minimum cash balance required is $5.0 million, subject to certain conditions.

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

TearLab Corporation

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

Our annual and quarterly revenue and results of operations have varied in the past and may continue to vary significantly from year-to-year and quarter-to-quarter. The variability in our annual and quarterly results of operations may lead to volatility in our stock price as research analysts and investors respond to these annual fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including:

●	fluctuations in demand for our products;
●	changes in customer budget cycles and capital spending;
●	seasonal variations in customer operations that could occur during holiday or summer vacation periods;
●	tendencies among some customers to defer purchase decisions until the end of the quarter;
●	the unit value of our systems;
●	changes in our pricing and sales policies or the pricing and sales policies of our competitors;
●	changes in reimbursement levels that might negatively impact our pricing policies
●	our ability to design, manufacture and deliver products to our customers in a timely and cost effective manner;
●	quality control or yield problems in our manufacturing suppliers;
●	our ability to timely obtain adequate quantities of the components used in our products;
●	new product introductions or enhancements by us and our competitors;
●	unanticipated increases in costs or expenses;
●	our complex, variable and, at times, lengthy sales cycle;
●	global economic conditions; and
●	fluctuations in foreign currency exchange rates.

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

As of March 31, 2017, our total liabilities were $33.8 million including $26.9 million of long-term obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our liabilities present the following risks:

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

TearLab Corporation

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

We rely on a limited number of suppliers of each of the key components of the TearLab® Osmolarity System and are vulnerable to fluctuations in the availability and price of our suppliers ’ products and services.

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

In order to maintain our listing on NASDAQ, we are required to comply with the NASDAQ Listing Requirements, which include, but are not limited to, maintaining a minimum stockholders’ equity or market capitalization and minimum bid price. In particular, we are required to maintain a minimum (i) bid price of $1.00 and (ii) market capitalization of $35 million. On March 16, 2016, we received a notice from NASDAQ stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for the prior 30 consecutive business days. The notice had no immediate effect on the Company’s listing or trading of the Company’s common stock on NASDAQ.

On September 16, 2016, we received a letter from the NASDAQ Listing Qualifications Staff (the “Staff”), which indicated the Staff had determined to delist our securities from The Nasdaq Capital Market due to our continued non-compliance with the Minimum Bid Price Rule. To regain compliance with the Minimum Bid Price Rule, we filed a certificate of amendment to our amended and restated certificate of incorporation to effect (i) a reverse stock split of all of the outstanding shares of our common stock and those shares held by us in treasury stock, if any, at a ratio of one-for ten shares, and (ii) a reduction in the total number of authorized shares of our common stock from 95,000,000 to 9,500,000. As of May 8, 2017, the last reported sale price of our common stock was $1.95 per share.

Additionally, on November 8, 2016, we received notice from the Staff indicating that the Company did not satisfy Nasdaq Listing Rule 5550(b), insofar as the Company’s market value of listed securities (“MVLS”) had closed below $35 million for the previous 30 consecutive business days, and we did not satisfy either of the alternative criteria under Nasdaq Listing Rule 5550(b) which requires stockholders’ equity of at least $2.5 million or net income from continuing operations of at least $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. The notice had no immediate effect on the NASDAQ listing or trading of the Company’s common stock.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company was granted a 180-calendar day grace period within which to regain compliance with the MVLS requirement, through May 8, 2017. To evidence compliance with the MVLS requirement, the Company’s MVLS must close at $35 million or more for a minimum of 10 consecutive business days during the 180-calendar day compliance period ended May 8, 2017.

On May 10, 2017, we received notice from the Staff that the Staff had determined to delist our securities from The Nasdaq Capital Market due to our continued non-compliance with the MVLS requirement, unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company plans to request a hearing before the Panel, which request will stay any de-listing actions by Nasdaq. At the hearing, we will present our plan to demonstrate compliance with the MVLS requirement and request an extension of time within which to comply with at least one of the alternative listing standards under NASDAQ Listing Rule 5550(b).

TearLab Corporation

If we fail to regain compliance with one of the applicable requirements, our stock may be delisted. Delisting from The Nasdaq Capital Market could make trading in our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without The Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely impact the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

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

If our common stock is delisted, it would fall within the definition of a “penny stock” as defined in the Securities Exchange Act of 1934, or the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

TearLab Corporation

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

TearLab Corporation

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1+	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2+	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	SXBRL Taxonomy Extension Presentation

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

TearLab Corp.
(Registrant)

Date:	May 15, 2017	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

