Form 10-Q
period 2017-06-30
TearLab Corp
filed 2017-08-14
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,742,453 as of August 7, 2017.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “pursue,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our ability to continue as a going concern;
●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;
●	Our future strategy, structure, and business prospects, and the ability to identify and execute any strategic alternatives;
●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner;
●	The planned commercialization of our current product;
●	Our ability to expand into next generation products;
●	Our ability to meet the financial covenants under our credit facilities;
●	Use of cash, cash needs and ability to raise capital;
●	The size and growth of the potential markets for our product and technology;
●	The effect of our strategy to streamline our organization and lower our costs;
●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
●	Our anticipated expansion of United States and international sales and operations;
●	Our ability to obtain and protect our intellectual property and proprietary rights;
●	The results of our clinical trials;
●	Our ability to maintain reimbursement of our product and support our pricing strategies;
●	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;
●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;
●	Our beliefs about our employee relations;
●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals; and
●	Our ability to remain listed on the NASDAQ Capital Market.

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

TearLab Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of U.S. dollars except number of shares)

(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current assets
Cash	$10,235	$15,471
Accounts receivable, net	2,127	2,279
Inventory	2,880	3,193
Prepaid expenses and other current assets	1,092	1,226
Total current assets	16,334	22,169

Fixed assets, net	3,723	4,178
Intangible assets, net	29	60
Other non-current assets	99	220
Total assets	$20,185	$26,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,987	$1,858
Accrued liabilities	3,236	3,958
Deferred rent	60	83
Total current liabilities	6,283	5,899

Long-term debt	27,371	26,449

Total liabilities	33,654	32,348

Commitments and contingencies (Note 8)

Stockholders’ deficit
Capital stock
Preferred Stock, $0.001 par value, 10,000,000 authorized, 0 and 2,764 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 9,500,000 authorized, 5,735,732 and 5,360,198 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	6	5
Additional paid-in capital	507,548	506,982
Accumulated deficit	(521,023)	(512,708)
Total stockholders’ deficit	(13,469)	(5,721)
Total liabilities and stockholders’ deficit	$20,185	$26,627

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Three months ended
	June 30,
	2017	2016

Revenue
Product sales	$6,229	$5,428
Reader equipment rentals	785	1,475
Total revenue	7,014	6,903
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	2,682	2,465
Cost of goods sold - reader equipment depreciation	446	555
Gross profit	3,886	3,883
Operating expenses
Sales and marketing	3,304	3,364
Clinical, regulatory and research & development	1,110	661
General and administrative	2,309	2,960
Amortization of intangible assets	-	304
Total operating expenses	6,723	7,289
Loss from operations	(2,837)	(3,406)
Other income (expense)
Interest income (expense)	(1,048)	(1,046)
Changes in fair value of warrant obligations	-	2
Other, net	(9)	106
Total other income (expense)	(1,057)	(938)
Net loss and comprehensive loss	$(3,894)	$(4,344)
Weighted average shares outstanding - basic and fully diluted	5,731,293	4,484,925
Net loss per share – basic and fully diluted	$(0.68)	$(0.97)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Six months ended
	June 30,
	2017	2016

Revenue
Product sales	$12,357	$10,930
Reader equipment rentals	1,358	2,740
Total revenue	13,715	13,670
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	5,224	5,005
Cost of goods sold - reader equipment depreciation	912	1,109
Gross profit	7,579	7,556
Operating expenses
Sales and marketing	6,636	8,000
Clinical, regulatory and research & development	2,675	1,799
General and administrative	4,496	6,891
Amortization of intangible assets	-	608
Total operating expenses	13,807	17,298
Loss from operations	(6,228)	(9,742)
Other income (expense)
Interest inome (expense)	(2,076)	(1,929)
Changes in fair value of warrant obligations	-	29
Other, net	(11)	44
Total other income (expense)	(2,087)	(1,856)
Net loss and comprehensive loss	$(8,315)	$(11,598)
Weighted average shares outstanding - basic and fully diluted	5,551,334	3,933,746
Net loss per share – basic and fully diluted	$(1.50)	$(2.95)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of U.S. dollars)

(Unaudited)

	Six months ended
	June 30,
	2017	2016

OPERATING ACTIVITIES
Net loss for the period	$(8,315)	$(11,598)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	535	1,524
Depreciation of fixed assets	1,026	1,236
Amortization of intangible assets	30	644
Gain on disposal of subsidiary	-	(75)
Changes in fair value of warrant obligations	-	(29)
Deferred interest on long-term debt	612	688
Amortization of debt discount	310	136
Changes in operating assets and liabilities:
Accounts receivable, net	152	763
Inventory	313	665
Prepaid expenses and other assets	134	(335)
Other non-current assets	121	(71)
Accounts payable	1,129	85
Accrued liabilities	(722)	(2,049)
Deferred rent/revenue	(23)	(9)
Cash used in operating activities	(4,698)	(8,425)

INVESTING ACTIVITIES
Additions to fixed assets	(570)	(844)
Cash used in investing activities	(570)	(844)

FINANCING ACTIVITIES
Proceeds from the issuance equity instruments	-	15,457
Repurchase of fractional shares upon reverse stock split	(3)	-
Proceeds from the issuance of employee stock purchase plan shares	35	84
Cash provided by financing activities	32	15,541

Increase (decrease) in cash and cash equivalents during the period	(5,236)	6,272
Cash, beginning of period	15,471	13,838
Cash, end of period	$10,235	$20,110

Supplemental cash flow information
Cash paid for interest	$1,155	$1,110

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

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. On April 8, 2016, OcuHub Holdings, Inc., a wholly-owned subsidiary of the Company, completed the sale of 10,167.5 units of OcuHub LLC (“OcuHub”), reducing OcuHub Holdings, Inc.’s ownership in OcuHub to 10.5% on a fully-diluted basis. Prior to the sale, the accounts of OcuHub were included in the Condensed Consolidated Financial Statements. In the three and six months ended June 30, 2016, the Company recorded a gain on the sale of OcuHub of $75, included in Other income (expense) on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Intercompany accounts and transactions have been eliminated on consolidation.

On February 23, 2017, the Company’s stockholders authorized the board of directors to implement a reverse stock split, along with a corresponding reduction in the number of shares authorized. On February 27, 2017, the Company effected a 1-for-10 reverse stock split of its common stock. All common stock share amounts and prices per share of common stock in these Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the reverse stock split.

Liquidity and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained substantial losses of $8,315 and $11,598 for the six months ended June 30, 2017 and 2016, respectively. Based on the Company’s current rate of cash consumption, the Company estimates it will need additional capital by the first quarter of 2018 and its prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. However, the Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or significantly reduces the cash consumed in the operations of the Company, the Company anticipates that it will be unable to continue operations through the end of the first quarter of 2018 without violating an existing covenant on the Term Loan Agreement (defined below). As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

TearLab Corporation

2. SIGNIFICANT ACCOUNTING POLICIES

The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2016. The audited financial statements for the year ended December 31, 2016, filed with the SEC with the Company’s annual report on Form 10-K on March 10, 2017 include a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented.

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

Purchase commitments for Use Agreements and Flex Agreements are expressed in the agreement for a specified period of time (generally one to three years). The purchase commitment for Masters Agreements is implied for large physician practices with an expectation of purchasing certain levels of test cards. The Company recovers the cost of providing the reader equipment in the amount charged for disposable test cards. These agreements are treated as operating leases as collectability of the minimum lease payments is not reasonably predictable at the outset of the arrangement. Accordingly, revenue is recognized over the defined contract term as disposable test cards are shipped. Revenue under such agreements is allocated between the lease of the reader equipment and the sale of the disposables based upon each component’s relative fair value. When reader equipment is placed with a customer at no separate cost, the Company retains title to the equipment and it remains capitalized on the Company’s Condensed Consolidated Balance Sheet as equipment classified within fixed assets, net. The equipment is depreciated on a straight-line basis once shipped to a customer location over its estimated useful life and depreciation expense is included in cost of goods sold within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Although the Company typically has a no return policy for its products, the Company has established a reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve of $12 and $13 as of June 30, 2017 and December 31, 2016, respectively, has reduced revenue and is included in accounts receivable.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 Compensation–Stock Compensation (“ASU 2016-09”), which requires that excess tax benefits and tax deficiencies be recorded in the income statement as a reduction or increase of income taxes when an award vests. It also requires excess tax benefits to be classified as an operating activity in the statement of cash flows. In addition, it simplifies other aspects of share-based payment transactions, including classification of awards that permit repurchase to satisfy statutory tax withholding requirements and classification of tax payments on behalf of employees on the statement of cash flows. The Company adopted this guidance in the first quarter 2017, and it did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory-Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 became effective January 1, 2017. Under ASU 2015-11, the Company measures inventory at the lower of cost or net realizable value, where net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 was applied prospectively beginning January 1, 2017. The change to lower of cost or net realizable value had no impact on the Company’s financial statements.

TearLab Corporation

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Early application is not permitted. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the standard by one year which would result in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. The Company expects to finalize its assessment of the impact of the new standard on its financial statements in 2017 so it can implement ASU 2014-09, on a modified retrospective basis, in the first quarter of 2018. The Company does not expect the guidance to have a material impact on the amounts reported in the financial statements, but it will require enhanced footnote disclosures regarding the Company’s recognition of revenue.

3. BALANCE SHEET DETAILS

Accounts receivable

	June 30, 2017	December 31, 2016

Trade receivables	$2,638	$2,928

Allowance for doubtful accounts	(511)	(649)
	$2,127	$2,279

Inventory

Inventory is recorded at the lower of cost or net realizable value and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

	June 30, 2017	December 31, 2016

Finished goods	$2,899	$3,210
Inventory reserves	(19)	(17)
	$2,880	$3,193

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

TearLab Corporation

Prepaid expenses and other current assets

	June 30, 2017	December 31, 2016
Prepaid trade shows	296	$217
Prepaid insurance	193	326
Manufacturing deposits	282	282
Subscriptions	243	297
Other fees and services	78	66
Other current assets	-	38
	$1,092	$1,226

Fixed assets

	June 30, 2017	December 31, 2016
Capitalized TearLab equipment	$9,278	$9,095
Leasehold improvements	60	60
Computer equipment and software	920	932
Furniture and office equipment	272	271
Medical equipment	781	500
	$11,311	$10,858
Less accumulated depreciation	(7,588)	(6,680)
	$3,723	$4,178

Depreciation expense was $1,026 and $1,236 for the six months ended June 30, 2017 and 2016, respectively, and $505 and $617, respectively, for the three months ended June 30, 2017 and 2016.

Accrued liabilities

	June 30, 2017	December 31, 2016
Due to professionals	$296	$81
Due to employees and directors	1,274	2,200
Sales and use tax liabilities	262	247
Royalty liability	427	854
Warranty	129	124
Other	848	452
	$3,236	$3,958

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc., a wholly-owned subsidiary of the Company and a prescriber list. The TearLab Technology, which consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company, included in amortization of intangibles line item in the Condensed Consolidated Statements of Operations and Comprehensive Loss, was fully amortized in November 2016. Amortization expense for the three months ended June 30, 2017 and 2016 was $15 and $329, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $30 and $644, respectively.

TearLab Corporation

Intangible assets subject to amortization consist of the following:

	Remaining	Gross		Net Book
	Useful Life	Value at	Accumulated	Value at
	(Years)	June 30, 2017	Amortization	June 30, 2017
TearLab® technology	0	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(253)	18
Prescriber list	1	90	(79)	11
Total		$12,533	$(12,504)	$29

				Net Book
		Gross Value at	Accumulated	Value at
		December 31, 2016	Amortization	December 31, 2016
TearLab® technology	0	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(245)	26
Prescriber list	1	90	(56)	34
Total		$12,533	$(12,473)	$60

The estimated amortization expense for the intangible assets for the remainder of 2017 and thereafter is as follows:

Amortization
of intangible
assets
Remainder of 2017	$19
Thereafter	10
$29

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

TearLab Corporation

As part of the amended Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “CRG Warrants”). The CRG Warrants have a five-year life. The CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of June 30, 2017 and 2016. The CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt.

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

At June 30, 2017, the Company was in compliance with all of the covenants.

As part of the amended Term Loan Agreement, on the earlier of the maturity date or the date the term loan is paid off in full, the Company will pay a facility fee equal to 6.5% of the aggregate principal amount of the loan, excluding accrued PIK interest (the “Facility Fee”). The Facility Fee is being accrued to interest expense using the effective interest method.

The Company incurred financing and legal fees associated with the debt of $606, which were recorded as a direct discount to the debt and are being amortized using the effective interest method. The Company presents the debt issuance costs related to the recognized debt liability on the Condensed Consolidated Balance Sheets as a reduction of the liability.

The Term Loan Agreement provided for prepayment fees of 5% of the outstanding balance of the loan if the loan was repaid prior to March 31, 2016. The prepayment fee is reduced 1% per year for each subsequent year until maturity.

The following is a summary of the Term Loan Agreement as of June 30, 2017 and related maturities of outstanding principal:

Prinicpal balance outstanding	$25,000
PIK interest	2,488
Facility fee	536
less discount on term loan:
deferred financing fees, net	(376)
detachable warrants, net	(277)
Total term loan	$27,371

Principal due for each of the next 5 years and in the aggregate:

TearLab Corporation

2017	$-
2018	-
2019	10,308
2020	13,744
2021	3,972
Total principal due	28,024
Less: discount on term loan	(653)
Total term loan	$27,371

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

(b) Common and preferred shares

On May 9, 2016 the Company issued 1,861,090 shares of common stock, 3,291.8 shares of Series A Convertible Preferred Stock (“Preferred Stock”) and Series A warrants to purchase 1,150,000 shares of common stock (“Series A Warrants”) for gross proceeds of $17,250, less issuance costs of $1,793. Additionally, the Company granted the placement agent warrants to purchase 103,500 shares of common stock with an exercise price of $11.25 per share. All the Preferred Stock converted into an aggregate of 438,910 shares of common stock prior to June 30, 2017. The common stock, the Series A Convertible Preferred Stock, and the Series A Warrants are all included in equity in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016. The net proceeds were allocated to common stock, Preferred Stock, and Series A Warrants based on their relative fair values, as follows:

Common stock	$9,632
Preferred stock	2,275
Series A warrants	3,550
Net proceeds	$15,457

TearLab Corporation

(c) Stock incentive plan

On June 23, 2017 the Company’s stockholders approved an amendment to the 2002 Stock Incentive Plan (the “Stock Incentive Plan”), to increase the total number of shares reserved for issuance to 1,070,000 from 720,000. Stock Incentive Plan shares are available for grant to employees, directors and consultants. Shares granted under the Stock Incentive Plan may be incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock or restricted share units. Under the terms of the Stock Incentive Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company’s common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

Share-based payment transactions with employees are recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The amount of expense recognized during the period is affected by subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.

The following table sets forth the total stock-based compensation expense resulting from stock options and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Sales and marketing	$111	$253	$257	$421
Clinical, regulatory and research and development	41	114	84	230
General and administrative	94	444	194	873
Stock-based compensation expense before income taxes	$246	$811	$535	$1,524

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

The price at which stock is purchased under the ESPP is equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company’s Board of Directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee invest more than $25 worth of stock in the plan during each calendar year or more than 500 shares per offering period. During the three months ended June 30, 2017 and 2016, the Company recorded $2 and $4, of expense, respectively, under the ESPP. During the six months ended June 30, 2017 and 2016, the Company recorded $5 and $7 of expense, respectively, under the ESPP. During the six months ended June 30, 2017 and 2016, the Company issued 7,512 and 6,774 shares of common stock, respectively, under the ESPP. On July 3, 2017, the Company issued an additional 6,721 shares of common stock under the ESPP.

TearLab Corporation

(e) Warrants

On October 8, 2015, as part of the second amendment to the Term Loan Agreement and funding of the $10,000 tranche, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share (the “CRG Warrants”). The CRG Warrants are exercisable any time prior to October 8, 2020. The CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016. The CRG Warrants were valued at $290 upon issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the six months ended June 30, 2017 or 2016.

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

TearLab Corporation

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

(in thousands of shares)	As of June 30,
	2017	2016
Stock options	707	740
Warrants	1,324	1,220
ESPP shares	7	7

Total	2,038	1,967

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

Future minimum royalty payments under this agreement as of June 30, 2017 are as follows:

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

TearLab Corporation

Future minimum royalty payments under this agreement as of June 30, 2017 are as follows:

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

Contingencies

During the ordinary course of business activities, the Company may be contingently liable for litigation and a party to claims. Currently the Company is not party to any material litigation.

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

In October 2008, the TearLab® Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark. While our current focus is on developing our business in the United States, we do have agreements with numerous distributors for distribution of the TearLab® Osmolarity System in Canada, Mexico, South America, Europe, Asia and Australia.

TearLab Corporation

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Profit

Revenue

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change

TearLab revenue	$7,014	$6,903	$111	$13,715	$13,670	$45
TearLab – cost of sales	3,128	3,020	108	6,136	6,114	22
TearLab gross profit	3,886	3,883	3	7,579	7,556	23
Gross profit percentage	55%	56%		55%	55%

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

TearLab revenue increased by $0.1 million or 2% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase is the result of revenue from a joint marketing agreement with PRN Physicians Recommended Nutriceuticals (“PRN”). The agreement with PRN was terminated effective June 23, 2017.

TearLab revenue was flat for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, as new business acquired during the first six months of the year offset a slight decline in utilization of existing customers. Revenue from our agreement with PRN was offset by a decline in the volume of test cards sold to existing customers that we experienced in the first quarter of 2017.

Cost of Sales

TearLab cost of sales includes depreciation of reader systems, warranty, and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab Osmolarity System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab costs of sales for the three months ended June 30, 2017 increased $0.1 million, or 4%, compared to the three months ended June 30, 2016. Costs of sales was higher due to some one-time savings realized in the 2016 period from a renegotiated agreement with our test card supplier.

For the six months ended June 30, 2017, TearLab cost of sales was flat when compared to the same prior year period.

TearLab Corporation

Gross Profit

TearLab gross profit for the three months ended June 30, 2017 was flat when compared to the three months ended June 30, 2016. The gross profit percentage of revenue for the three months ended June 30, 2017 was 55% as compared to 56% for the three months ended June 30, 2016. The gross profit percentage for the three months ended June 30, 2017 was lower due in part to the one-time savings realized in the 2016 period from a renegotiated agreement with our test card supplier.

TearLab gross profit for the six months ended June 30, 2017 was flat compared to the same prior year fiscal period. Gross profit as a percentage of revenue for both the six month period ending June 30, 2017 and 2016 was 55%.

Operating Expenses

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change

Sales and marketing	$3,304	$3,364	$(60)	$6,636	$8,000	$(1,364)
Clinical, regulatory and research and development	1,110	661	449	2,675	1,799	876
General and administrative	2,309	2,960	(651)	4,496	6,891	(2,395)
Amortization of intangible assets	-	304	(304)	-	608	(608)
Operating expenses	$6,723	$7,289	$(566)	$13,807	$17,298	$(3,491)

Sales and Marketing Expense

Sales and marketing expenses decreased by $0.1 million or 2% in the three months ended June 30, 2017, as compared with the comparable period in fiscal 2016. The reduction in sales and marketing expenses is due to the timing and costs of sales training events.

Sales and marketing expenses decreased by $1.4 million or 17% for the six months ended June 30, 2017 compared to the same prior year fiscal period. The decrease in sales and marketing expenses is attributable to cost savings from our February 2016 organizational restructuring.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased $0.4 million or 68% in the three months ended June 30, 2017 as compared with the three months ended June 30, 2016. The increase when compared to the prior fiscal period was due to an increase in external product development costs related to the development and testing of the TearLab Discovery™ platform which we expect to file with the U.S. Food and Drug Administration in the second half of 2017.

Total clinical, regulatory and research and development expenses increased $0.9 million or 49% during the six months ended June 30, 2017 as compared with the comparable prior year fiscal period. The increase is due to an increase in external product development costs related to the development and testing of the TearLab Discovery™ platform.

TearLab Corporation

General and Administrative Expenses

Total general and administrative expenses decreased $0.7 million or 22% in the three months ended June 30, 2017 as compared with the three months ended June 30, 2016. The decrease when compared to the prior fiscal period was primarily due to reduced equity compensation in the current period related to the vesting of certain grants of options.

Total general and administrative expenses decreased $2.4 million or 35% for the six months ended June 30, 2017 as compared with the comparable prior year fiscal period. The decrease is due to the decrease in equity compensation in 2017, lower legal and professional service fees in 2017 because of a planned common stock offering we withdrew in the first quarter of 2016 and operating cost savings from the divestiture of our OcuHub subsidiary in April 2016.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and six months ended June 30, 2017 was $0, compared to $0.3 million and $0.6 million in the three and six months ended June 30, 2016, respectively. The TearLab® technology fully amortized during 2016 so there was no comparable expense for the three and six month period ended June 30, 2017.

Other Income (Expense)

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change

Interest income (expense)	$(1,048)	$(1,046)	$(2)	$(2,076)	$(1,929)	$(147)
Changes in fair value of warrant obligations	-	2	(2)	-	29	(29)
Other (net )	(9)	106	(115)	(11)	44	(55)
Other income	$(1,057)	$(938)	$(119)	$(2,087)	$(1,856)	$(231)

Interest Income (Expense)

Interest expense for the three months ended June 30, 2017 and 2016 was from the interest for the CRG term loan. Interest expense was flat for the three months ended June 30, 2017 when compared to the same period in the previous fiscal year and increased 8% for the six months ended June 30, 2017 when compared to the same period in the previous year on larger average balances of long-term debt outstanding during the period, offset in part by $54,000 charged to interest expense in 2016 from the revaluation of the CRG Warrants generated by an amendment to the exercise price of the CRG Warrants in April 2016.

Changes in Fair Value of Warrants Obligations

The Company records outstanding warrants considered liabilities at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings for the applicable period. The Company had no warrants with liability treatment outstanding during the three and six months ended June 30, 2017, and, accordingly, had no associated fair value adjustment during the period. For the three and six month periods ended June 30, 2016, the Company recorded income related to a decrease in the fair value of warrant obligations of $2,000 and $29,000 respectively.

TearLab Corporation

Other (net)

Other income (loss) for the three and six months ended June 30, 2017 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated currencies and trade payables. For the three and six months ended June 30, 2016 other income (loss) consists primarily of foreign exchange transaction gains and losses and a one-time gain of $75,000 on the sale of OcuHub.

Liquidity and Capital Resources

(in thousands)	June 30, 2017	December 31, 2016	Change
Cash and cash equivalents	$10,235	$15,471	$(5,236)
Percentage of total assets	50.7%	58.1%
Working capital	$10,051	$16,270	$(6,219)

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	whether government and third-party payers agree to reimburse the TearLab® Osmolarity System;

●	whether eye care professionals engage in the process of obtaining their CLIA waiver certification;

●	our ability to retain current utilization levels from existing customers and add new customers;

●	the costs and timing of building the infrastructure to market and sell the TearLab® Osmolarity System;

●	the cost and results of continuing development of the TearLab® Osmolarity System and next generation products;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

●	the effect of competing technological and market developments.

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

TearLab Corporation

Indebtedness

On March 4, 2015, we executed the Term Loan Agreement with CRG as lenders providing us with access of up to $35.0 million under the Term Loan Agreement. We received $15.0 million in gross proceeds under the Term Loan Agreement on March 4, 2015, and an additional $10.0 million on October 6, 2015. We were unable to access a third tranche of $10.0 million because we did not attain at least $38.0 million in twelve month revenue prior to June 30, 2016, as required to access the third tranche. We entered into a second amendment to the Term Loan Agreement with CRG on August 6, 2015. As part of the second amendment to the Term Loan Agreement and funding of the $10.0 million tranche, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share. The warrants have a life of five years. On April 7, 2016, the Term Loan Agreement was further amended, under the fourth amendment, to change the required minimum revenue levels. In addition, the fourth amendment reduced the exercise price of the warrants CRG received under the second amendment to $15.00 per share and granted CRG additional warrants to purchase an additional 35,000 common shares in the Company at a price of $15.00 per share. The Term Loan Agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. At our option, during the first four years a portion of the interest payments amounting to a 4.5% per annum rate may be deferred and paid together with the principal in the fifth and sixth years.

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

Ongoing Sources and Uses of Cash

We anticipate that our cash on hand and cash generated from increased revenue will be sufficient to sustain our operations into the first quarter of 2018. In the first quarter of 2018, we will likely need to raise additional capital. We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable. Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect our primary uses of cash will be to fund our costs of sales, operating expenses and pursuing and maintaining our patents and trademarks. In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue next generation products using our lab-on-a-chip technology.

TearLab Corporation

Changes in Cash Flows

Cash Used in Operating Activities

Net cash used to fund our operating activities during the six months ended June 30, 2017 was $4.7 million compared to $8.4 million during the six months ended June 30, 2016. Net cash used in operating activities during the six months ended June 30, 2017 was less than our net loss of $8.3 million primarily due to the amortization of intangible assets, depreciation of fixed assets, stock-based compensation, interest deferred on our long-term debt and changes in the fair value of warrant obligations in the aggregate total of $2.5 million plus a $1.1 million net decrease in our investment in working capital accounts. Net cash used in operating activities during the six months ended June 30, 2016 was less than our net loss of $11.6 million due to the amortization of intangible assets, depreciation of fixed assets, stock-based compensation, interest deferred on our long-term debt and changes in the fair value of warrant obligations in the aggregate total of $4.1 million offset in part by a $1.0 million net increase in working capital accounts.

The net change in working capital and non-current asset balances related to operations for the six months ended June 30, 2017 and 2016 consists of the following:

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Changes in operating assets and liabilities:

Accounts receivable, net	$152	$763
Inventory	313	665
Prepaid expenses and other assets	134	(335)
Other non-current assets	121	(71)
Accounts payable	1,129	85
Accrued liabilities	(722)	(2,049)
Deferred rent/revenue	(23)	(9)
	$1,104	$(951)

●	Accounts receivable decreased in the six months ended June 30, 2017 because of improved collections on outstanding balances.

●	Inventory decreased in the six months ended June 30, 2017 because of a combination of reduced levels of test card inventory on hand and more favorable pricing for the inventory on hand.

●	Accounts payable and accrued liabilities had a net increase during the six months ended June 30, 2017 primarily because of the timing of the work performed and invoices received relating to the development of our next generation of products offset in part by payment in 2017 of amounts due to employees under the 2016 incentive compensation program.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $0.6 million and $0.8 million respectively, to acquire fixed assets, primarily TearLab Osmolarity systems.

Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2017 and 2016 was $32,000 and $15.5 million respectively, of proceeds from the issuance of equity.

TearLab Corporation

Off-Balance-Sheet Arrangements

As of June 30, 2017, we did not have any material off-balance-sheet arrangements as defined in Item 303(1)(4)(ii) of SEC Regulation S-K.

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

There were no significant changes during the three months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2017 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2017 included in Item 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in euros and pound sterling. Most of our expenses are denominated in U.S. dollars, however, some of the development work on new products is in Australian dollars and a minor portion of our other expenses are in Canadian dollars and pounds sterling. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, euro or pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, euro or pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars to meet short term operating requirements. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that it is advisable to offset these risks.

TearLab Corporation

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

During the second quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

TearLab Corporation

ITEM 1A. RISK FACTORS.

Risks Relating to Our Financial Condition

We have limited working capital and a history of losses that raise substantial doubts as to whether we will be able to continue as a goding concern.

We have prepared our Condensed Consolidated Financial Statements on the basis that we would continue as a going concern. However, we have incurred losses in each year since our inception and will need to raise additional capital prior to the end of the first quarter of 2018, and cannot assure you that we will be able to do so. We do not currently have any available borrowing under our term loan or credit facility.

Our Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern. If we are unable to generate positive cash flows from operations, we would need to undertake a review of potential business alternatives, which may include, but are not limited to, a merger or sale of the company or ceasing operations and winding down the business.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception. As of June 30, 2017, we had an accumulated deficit of $521.0 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

We will need to raise additional capital in the near future. Such capital, may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders, would experience further dilution.

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

TearLab Corporation

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

As of June 30, 2017, our total liabilities were $33.7 million including $27.4 million of long-term obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our liabilities present the following risks:

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

There are numerous risks and uncertainties inherent in the development of new medical technologies. In addition to our requirement for additional capital, our ability to successfully commercialize the TearLab® Osmolarity System in the United States and to execute our business plan successfully is subject to the following risks, among others:

●	Our clinical trials may not succeed. Clinical testing is expensive and can take longer than originally anticipated. The outcomes of clinical trials are uncertain, and failure can occur at any stage of the testing. We could encounter unexpected problems, which could result in a delay in efforts to complete clinical trials supporting our commercialization efforts.

●	The TearLab® Osmolarity System is rated under a CLIA waiver certification which requires our customers to be certified under the CLIA waiver requirements to be reimbursed under Medicare, including certain parallel state requirements. If our customers are unwilling or unable to comply with such requirements, it could have an adverse effect on their acceptance of and on our ability to market the TearLab® Osmolarity System.

●	Our suppliers and we will be subject to numerous FDA requirements covering the design, testing, manufacturing, quality control, labeling, advertising, promotion and export of the TearLab® Osmolarity System and other matters. If our suppliers or we fail to comply with these regulatory requirements, the TearLab® Osmolarity System could be subject to restrictions or withdrawals.

●	Even though we successfully obtained the sought-after FDA approvals, we may be unable to commercialize the TearLab® Osmolarity System successfully in the United States. Successful commercialization will depend on a number of factors, including, among other things, achieving widespread acceptance of the TearLab® Osmolarity System among physicians, establishing adequate sales and marketing capabilities, addressing competition effectively, the ability to obtain and enforce patents to protect proprietary rights from use by would-be competitors, key personnel retention and ensuring sufficient manufacturing capacity and inventory.

Our business is subject to health care industry cost-containment measures that could result in reduced sales of our TearLab® Osmolarity System.

Most of our customers rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures which use our TearLab® Osmolarity System. The continuing efforts of governmental authorities, insurance companies, and other health care payers to contain or reduce these costs could lead to patients and providers being unable to obtain approval for payment from these third-party payers. If patients and providers cannot obtain third-party payer payment approval, the use of our TearLab® Osmolarity System may decline significantly and our customers may reduce or eliminate the use of our system. The cost-containment measures that health care providers are instituting, both in the U.S. and internationally, could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals. While this type of discount pricing does not currently exist for the medical systems we supply, if managed care or other organizations were able to affect discount pricing for such systems, it could result in lower prices to our customers from their customers and, in turn, reduce the amounts we can charge our customers for our products.

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

While we received the 510(k) clearance and CLIA waiver that we were seeking, we will be subject to significant ongoing regulatory requirements, and if we fail to comply with these requirements, we could be subject to enforcement action by the FDA or state agencies, including:

●	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall or seizure of our product;

●	operating restrictions or partial suspension or total shutdown of production

●	delay or refusal of our requests for 510(k) clearance or premarket approval of new products or of new intended uses or modifications to our existing product;

●	refusal to grant export approval for our products;

●	withdrawing 510(k) clearances or premarket approvals that have already been granted; and

●	criminal prosecution

.

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

We have applied for, and intend to continue to apply for, patents relating to the TearLab® Osmolarity System, products in development and related technology and processes. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide adequate protection from competition. Furthermore, it is possible that patents issued or licensed to us may be challenged successfully. In that event, if we have a preferred competitive position because of any such patents, any preferred position would be lost. If we are unable to secure or to continue to maintain a preferred position, the TearLab® Osmolarity System could become subject to competition from the sale of generic products.

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

Furthermore, we have not entered into non-competition agreements with all of our key employees. In addition, we do not maintain “key person” life insurance on any of our officers, employees or consultants. The loss of the services of existing personnel, the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, and the loss of our employees to our competitors would harm our research and development programs and our business.

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

TearLab Corporation

We cannot be certain that the actions we are taking to improve our internal controls over financial reporting will be sufficient or that any changes in processes and procedures can be completed in a timely manner. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act of 2002 reveals material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require additional remedial measures which could be costly and time-consuming. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our condensed consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

On May 10, 2017, we received notice from the Staff that the Staff had determined to delist our securities from The Nasdaq Capital Market due to our continued non-compliance with the MVLS requirement, unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). On June 19, 2017, the Nasdaq Hearings Panel (the “Panel”) granted the Company’s request for continued listing on The Nasdaq Capital Market, pursuant to an extension and the Company’s continued progress on the compliance plan presented to the Panel, through October 6, 2017, by which date the Company must evidence full compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, including the $2.5 million stockholders’ equity requirement.

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

The market prices for, and the trading volumes of, securities of medical device companies, such as ours, have been historically volatile. The market has experienced, from time to time, significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

●	our results of operations;

●	the results of pre-clinical testing and clinical trials by us, our collaborators and/or our competitors;

●	technological innovations or new diagnostic products;

●	governmental regulations and reimbursement levels;

●	developments in patent or other proprietary rights;

●	litigation;

●	public concern regarding the safety of products developed by us or others;

●	comments by securities analysts;

●	the issuance of additional shares to obtain financing or for acquisitions;

●	general market conditions in our industry or in the economy as a whole;

●	political instability, natural disasters, war and/or events of terrorism; and

●	failure to maintain our NASDAQ listing.

TearLab Corporation

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

On June 15, 2017, the Company entered into amended employment agreements with Joseph Jensen, the Company’s Chief Executive Officer, and Wes Brazell, the Company’s Chief Financial Officer (the “Amended Employment Agreements”). The Amended Employment Agreements reduce their severance payments from 2 years of base and bonus to 1 year, and from 18 months of benefits payments to 12 months. The Amended Employment Agreements also increase the time period in which they can leave the Company for good reason from 6 months to 12 months following a change in control.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference

10.1#	Amendment dated as of June 15, 2017 to Employment Agreement, by and between the registrant and Joseph Jensen
10.2#	Amendment dated as of June 15, 2017 to Employment Agreement, by and between the registrant and Wes Brazell
10.3	Termination of Cooperative Marketing Agreement between PRN Physicians Recommended Nutriceuticals, LLC and TearLab Research, Inc.
31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
32.1+	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2+	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

TearLab Corporation

#Management compensatory plan, contract or agreement

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

TearLab Corp.
(Registrant)

Date: August 14, 2017	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

