Form 10-Q
period 2017-09-30
TearLab Corp
filed 2017-11-13
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2017

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________X

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

Yes [X] No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,742,453 as of November 6, 2017.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “pursue,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our ability to continue as a going concern;
●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;
●	Our future strategy, structure, and business prospects, and the ability to identify and execute any strategic alternatives;
●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner;
●	The planned commercialization of our current product;
●	Our ability to expand into next generation products;
●	Our ability to meet the financial covenants under our credit facilities;
●	Use of cash, cash needs and ability to raise capital;
●	The size and growth of the potential markets for our product and technology;
●	The effect of our strategy to streamline our organization and lower our costs;
●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
●	Our anticipated expansion of United States and international sales and operations;
●	Our ability to obtain and protect our intellectual property and proprietary rights;
●	The results of our clinical trials;
●	Our ability to maintain reimbursement of our product and support our pricing strategies;
●	Our plan to continue to develop and execute our conference and podium strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals;
●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;
●	Our beliefs about our employee relations;
●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals; and
●	The impact of our delisting from the NASDAQ Capital Market and our common stock being traded on the OTCQB.

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

TearLab Corporation

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of U.S. dollars except number of shares)

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current assets
Cash	$7,713	$15,471
Accounts receivable, net	1,656	2,279
Inventory	2,590	3,193
Prepaid expenses and other current assets	775	1,226
Total current assets	12,734	22,169

Fixed assets, net	3,432	4,178
Intangible assets, net	15	60
Other non-current assets	289	220
Total assets	$16,470	$26,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,909	$1,858
Accrued liabilities	3,855	3,958
Deferred rent	49	83
Total current liabilities	5,813	5,899

Long-term debt	27,843	26,449

Total liabilities	33,656	32,348

Commitments and contingencies (Note 8)

Stockholders’ deficit
Capital stock
Preferred Stock, $0.001 par value, 10,000,000 authorized, 0 and 2,764 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 9,500,000 authorized, 5,742,453 and 5,360,198 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	6	5
Additional paid-in capital	507,651	506,982
Accumulated deficit	(524,843)	(512,708)
Total stockholders’ deficit	(17,186)	(5,721)
Total liabilities and stockholders’ deficit	$16,470	$26,627

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Three months ended
	September 30,
	2017	2016

Revenue
Product sales	$5,733	$6,463
Reader equipment rentals	790	760
Total revenue	6,523	7,223
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	3,028	2,564
Cost of goods sold - reader equipment depreciation	415	527
Gross profit	3,080	4,132
Operating expenses
Sales and marketing	2,659	3,109
Clinical, regulatory and research & development	898	1,007
General and administrative	2,260	2,598
Amortization of intangible assets	-	359
Total operating expenses	5,817	7,073
Loss from operations	(2,737)	(2,941)
Other income (expense)
Interest income (expense)	(1,069)	(1,037)
Other, net	(15)	(4)
Total other income (expense)	(1,084)	(1,041)
Net loss and comprehensive loss	$(3,821)	$(3,982)
Weighted average shares outstanding - basic and fully diluted	5,742,234	5,334,891
Net loss per share - basic and fully diluted	$(0.67)	$(0.75)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Nine months ended
	September 30,
	2017	2016

Revenue
Product sales	$17,949	$17,393
Reader equipment rentals	2,289	3,500
Total revenue	20,238	20,893
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	8,252	7,569
Cost of goods sold - reader equipment depreciation	1,328	1,635
Gross profit	10,658	11,689
Operating expenses
Sales and marketing	9,294	11,109
Clinical, regulatory and research & development	3,572	2,805
General and administrative	6,755	9,490
Amortization of intangible assets	-	966
Total operating expenses	19,621	24,370
Loss from operations	(8,963)	(12,681)
Other income (expense)
Interest income (expense)	(3,145)	(2,967)
Changes in fair value of warrant obligations	-	29
Other, net	(27)	40
Total other income (expense)	(3,172)	(2,898)
Net loss and comprehensive loss	$(12,135)	$(15,579)
Weighted average shares outstanding - basic and fully diluted	5,615,903	4,404,203
Net loss per share - basic and fully diluted	$(2.16)	$(3.54)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of U.S. dollars)

(Unaudited)

	Nine months ended
	September 30,
	2017	2016

OPERATING ACTIVITIES
Net loss for the period	$(12,135)	$(15,579)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	661	2,103
Depreciation of fixed assets	1,490	1,816
Amortization of intangible assets	45	966
Gain on disposal of subsidiary	-	(75)
Changes in fair value of warrant obligations	-	(29)
Deferred interest on long-term debt	928	1,104
Amortization of debt discount	466	187
Changes in operating assets and liabilities:
Accounts receivable, net	624	614
Inventory	603	568
Prepaid expenses and other assets	451	(70)
Other non-current assets	(70)	(157)
Accounts payable	51	(328)
Accrued liabilities	(103)	(1,819)
Deferred rent/revenue	(34)	3
Cash used in operating activities	(7,023)	(10,696)

INVESTING ACTIVITIES
Additions to fixed assets	(744)	(1,177)
Cash used in investing activities	(744)	(1,177)

FINANCING ACTIVITIES
Proceeds from the issuance of equity instruments	-	15,457
Repurchase of fractional shares upon reverse stock split	(3)	-
Proceeds from the issuance of employee stock purchase plan shares	45	126
Deferred financing fees and capital costs for equity transactions	(33)	-
Cash provided by financing activities	9	15,583

Increase (decrease) in cash and cash equivalents during the period	(7,758)	3,710
Cash, beginning of period	15,471	13,838
Cash, end of period	$7,713	$17,548

Supplemental cash flow information
Cash paid for interest	$1,155	$1,681

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

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. On April 8, 2016, OcuHub Holdings, Inc., a wholly-owned subsidiary of the Company, completed the sale of 10,167.5 units of OcuHub LLC (“OcuHub”), reducing OcuHub Holdings, Inc.’s ownership in OcuHub to 10.5% on a fully-diluted basis. Prior to the sale, the accounts of OcuHub were included in the Condensed Consolidated Financial Statements. In the nine months ended September 30, 2016, the Company recorded a gain on the sale of OcuHub of $75, included in Other income (expense) on the Condensed Consolidated Statement of Operations and Comprehensive Loss. Intercompany accounts and transactions have been eliminated on consolidation.

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

Liquidity and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained substantial losses of $12,135 and $15,579 for the nine months ended September 30, 2017 and 2016, respectively. Based on the Company’s current rate of cash consumption, the Company estimates it will need additional capital either in the latter part of the fourth quarter of 2017 or by the first quarter of 2018 and its prospects for obtaining that capital are uncertain. The Company is attempting to raise additional equity financing and has currently on file an S-1 registration statement, filed with the SEC on August 21, 2017, amended on September 21, 2017 and amended on November 13, 2017, through which the Company is seeking to raise up to $5 million in additional equity financing. However, the Company can make no assurances that it will be able to raise additional capital, either through equity or debt financing, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or significantly reduces the cash consumed in the operations of the Company, the Company anticipates that it will be unable to continue operations through the latter part of the fourth quarter of 2017 without violating an existing covenant on the Term Loan Agreement (defined below). As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Although the Company typically has a no return policy for its products, the Company has established a reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenues at the time of shipment based on historical experience. The reserve of $11 and $13 as of September 30, 2017 and December 31, 2016, respectively, has reduced revenue and is included in accounts receivable.

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

TearLab Corporation

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and amended by Accounting Standards Update No. 2017-13, Revenue Recognition (“ASU 2017-13”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Early application is not permitted. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the standard by one year which would result in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. The Company has completed its assessment of the impact of the new standard on its financial statements in 2017 so it can implement ASU 2014-09, on a modified retrospective basis, in the first quarter of 2018. The Company does not expect the guidance to have a material impact on the amounts reported in the financial statements, but it will require enhanced footnote disclosures regarding the Company’s recognition of revenue.

3. BALANCE SHEET DETAILS

Accounts receivable

	September 30, 2017	December 31, 2016

Trade receivables	$2,177	$2,928

Allowance for doubtful accounts	(521)	(649)
	$1,656	$2,279

Inventory

Inventory is recorded at the lower of cost or net realizable value and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

TearLab Corporation

Inventory

	September 30, 2017	December 31, 2016

Finished goods	$2,610	$3,210
Inventory reserves	(20)	(17)
	$2,590	$3,193

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long term purchase commitment to buy the test cards from MiniFAB (Note 8). As part of its analysis of excess or obsolete inventories, the Company considers future required minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve is needed.

Prepaid expenses and other current assets

	September 30, 2017	December 31, 2016
Prepaid trade shows	$362	$217
Prepaid insurance	163	326
Manufacturing deposits	-	282
Subscriptions	183	297
Other fees and services	62	66
Other current assets	5	38
	$775	$1,226

Fixed assets

	September 30, 2017	December 31, 2016
Capitalized TearLab equipment	$9,314	$9,095
Leasehold improvements	60	60
Computer equipment and software	920	932
Furniture and office equipment	271	271
Medical equipment	781	500
	$11,346	$10,858
Less accumulated depreciation	(7,914)	(6,680)
	$3,432	$4,178

Depreciation expense was $1,490 and $1,816 for the nine months ended September 30, 2017 and 2016, respectively, and $464 and $580, respectively, for the three months ended September 30, 2017 and 2016.

TearLab Corporation

Accrued liabilities

	September 30, 2017	December 31, 2016
Due to professionals	$235	$81
Due to employees and directors	1,194	2,200
Sales and use tax liabilities	247	247
Royalty liability	417	854
Warranty	142	124
Other	750	452
Goods Received Not Invoiced	273	-
Interest	597	-
	$3,855	$3,958

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc., a wholly-owned subsidiary of the Company and a prescriber list. The TearLab Technology, which consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company, included in amortization of intangibles line item in the Condensed Consolidated Statements of Operations and Comprehensive Loss, was fully amortized in November 2016. Amortization expense for the three months ended September 30, 2017 and 2016 was $15 and $359, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $45 and $966, respectively.

Intangible assets subject to amortization consist of the following:

	Remaining Useful Life	Gross Value at	Accumulated	Net Book Value at
	(Years)	September 30, 2017	Amortization	September 30, 2017

TearLab® technology	-	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(256)	15
Prescriber list	-	90	(90)	0
Total		$12,533	$(12,518)	$15

TearLab Corporation

	Remaining Useful Life	Gross Value at	Accumulated	Net Book Value at
	(Years)	December 31, 2016	Amortization	December 31, 2016

TearLab® technology	-	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(245)	26
Prescriber list	1	90	(56)	34
Total		$12,533	$(12,473)	$60

The estimated amortization expense for the intangible assets for the remainder of 2017 and thereafter is as follows:

Amortization
of intangible
assets

Remainder of 2017	$4
Thereafter	11
$15

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

As part of the amended Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “CRG Warrants”). The CRG Warrants have a five-year life. The CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016. The CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. See Note 9 Subsequent Event Disclosure regarding an additional amendment of the Term Loan Agreement subsequent to September 30, 2017.

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

At September 30, 2017, the Company was in compliance with all of the covenants.

As part of the amended Term Loan Agreement, on the earlier of the maturity date or the date the term loan is paid off in full, the Company will pay a facility fee equal to 6.5% of the aggregate principal amount of the loan, excluding accrued PIK interest (the “Facility Fee”). The Facility Fee is being accrued to interest expense using the effective interest method.

The Company incurred financing and legal fees associated with the debt of $606, which were recorded as a direct discount to the debt and are being amortized using the effective interest method. The Company presents the debt issuance costs related to the recognized debt liability on the Condensed Consolidated Balance Sheet as a reduction of the liability.

The Term Loan Agreement provided for prepayment fees of 5% of the outstanding balance of the loan if the loan was repaid prior to March 31, 2016. The prepayment fee is reduced 1% per year for each subsequent year until maturity.

The following is a summary of the Term Loan Agreement as of September 30, 2017 and related maturities of outstanding principal:

Principal balance outstanding	$25,000
PIK interest	2,804
Facility fee	643
Less discount on term loan:
Deferred financing fees, net	(346)
Detachable warrants, net	(258)
Total term loan	$27,843

TearLab Corporation

Principal due for each of the next 5 years and in the aggregate:

2017	$-
2018	-
2019	10,427
2020	13,902
2021	4,118
Total principal due	$28,447
Less: discount on term loan	(604)
Total term loan	$27,843

6.	STOCKHOLDERS’ EQUITY

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

On June 24, 2016, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of common stock of the Company to 9,500,000 from 6,500,000. Each share of common stock has a par value of $0.001 per share. The total number of authorized shares of preferred stock of the Company is 10,000,000. Each share of preferred stock has a par value of $0.001 per share. See Note 9 Subsequent Events disclosure regarding changes to authorized shares of common stock made subsequent to September 30, 2017.

(b) Common and preferred shares

On May 9, 2016 the Company issued 1,861,090 shares of common stock, 3,291.8 shares of Series A Convertible Preferred Stock (“Preferred Stock”) and Series A warrants to purchase 1,150,000 shares of common stock (“Series A Warrants”) for gross proceeds of $17,250 less issuance costs of $1,793. Additionally, the Company granted the placement agent warrants to purchase 103,500 shares of common stock with an exercise price of $11.25 per share. All the Preferred Stock converted into an aggregate of 438,910 shares of common stock prior to June 30, 2017. The common stock, the Series A Convertible Preferred Stock, and the Series A Warrants are all included in equity in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016. The net proceeds were allocated to common stock, Preferred Stock, and Series A Warrants based on their relative fair values, as follows:

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

The following table sets forth the total stock-based compensation expense resulting from stock options and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Sales and marketing	$61	$196	$317	$617
Clinical, regulatory and research and development	14	50	98	279
General and administrative	52	333	246	1,207
Stock-based compensation expense before income taxes	$127	$579	$661	$2,103

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

The price at which stock is purchased under the ESPP is equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company’s board of directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee invest more than $25 worth of stock in the plan during each calendar year or more than 500 shares per offering period. During both the three months ended September 30, 2017 and 2016, the Company recorded $2 of expense, respectively, under the ESPP. During the nine months ended September 30, 2017 and 2016, the Company recorded $6 and $8 of expense, respectively, under the ESPP. During the nine months ended September 30, 2017 and 2016, the Company issued 14,233 and 14,105 shares of common stock, respectively, under the ESPP.

TearLab Corporation

(e) Warrants

On October 8, 2015, as part of the second amendment to the Term Loan Agreement and funding of the $10,000 tranche, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share (the “CRG Warrants”). The CRG Warrants are exercisable any time prior to October 8, 2020. The CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016. The CRG Warrants were valued at $290 upon issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the nine months ended September 30, 2017 or 2016.

On April 8, 2016, the Company further amended its Term Loan Agreement. As part of the amendment, the exercise price of the CRG Warrants was changed to allow the holder to purchase 35,000 common shares in the Company at a price of $15.00 per share and CRG was issued an additional 35,000 warrants to purchase common shares at an exercise price of $15.00 (the “2016 CRG Warrants”). The modification to the terms of the CRG Warrants resulted in a change in fair value of $54 which was included as interest expense. The change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 76%, an expected life of 4.5 years, a risk-free interest rate of 1.06%, and 0% dividend yield. The 2016 CRG Warrants were valued at $106 upon issuance using the Black-Scholes Merton model assuming volatility of 76%, an expected life of 5.0 years, a risk-free interest rate of 1.30% and 0% dividend yield. See Note 9 Subsequent Events disclosure regarding an additional amendment of the Term Loan Agreement and the CRG Warrants subsequent to September 30, 2017.

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

TearLab Corporation

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

(in thousands of shares)	As of September 30,
	2017	2016
Stock options	682	728
Warrants	1,323	1,323
ESPP shares	6	7
Convertible Preferred shares	-	369
Total	2,011	2,427

8.	COMMITMENTS AND CONTINGENCIES

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

Future minimum royalty payments under this agreement as of September 30, 2017 are as follows:

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

Future minimum royalty payments under this agreement as of September 30, 2017 are as follows:

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

In the normal course of business, the Company enters into purchase obligations for future goods and services needed for the operations of the business. Such commitments generally are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity. However, in September 2017 we agreed to a $0.7 million settlement with one of our suppliers for raw materials purchased by the supplier in excess of needed demand related to the cancellation of purchase orders. The $0.7 million settlement was charged to cost of goods sold in the three months ended September 30, 2017.

Contingencies

During the ordinary course of business activities, the Company may be contingently liable for litigation and a party to claims. Currently the Company is not party to any material litigation.

9. SUBSEQUENT EVENTS

On October 12, 2017 the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 9,500,000 to 40,000,000. In addition, on the same day the stockholders of the Company provided advanced approval to the board of directors as required by NASDAQ Rule 5636(d) to enable the Company to issue shares of common stock in one or more capital raising transactions or debt for equity conversion transactions and to provide the board of directors with the flexibility to enter into and close such transactions on a timely basis within the three month period commencing on the date of approval by the stockholders.

TearLab Corporation

On October 12, 2017, the Company entered into an amendment (the “Amendment”) to the Term Loan Agreement. The Amendment changes the required minimum revenue levels under the Term Loan Agreement from $31 million to $25 million for 2017, from $36 million to $25 million for 2018, from $45 million to $38 million for 2019, and from $55 million to $45 million for 2020. In addition, subject to the condition of raising net equity proceeds of at least $7 million (net of bona fide costs incurred in connection with issuance of such equity) by March 31, 2018, the Amendment changes the definition of “Interest-only Period” and “PIK Period” from the sixteenth (16th) payment date to the twentieth (20th) payment date following the first borrowing date, which has the effect of extending the “Interest-only Period” and the “PIK” period through the calendar year 2019. Should the Company fail to raise net equity proceeds of $7 million on or before March 31, 2018, the “Interest-only Period” and “PIK” period will remain unchanged from their current dates. Also, pursuant to the Amendment, the Company agreed to amend the CRG Warrants to (i) reduce the strike price to $1.50 per share and (ii) to include broad based anti-dilution protection such that the CRG Warrants shall maintain the same 1.22% ownership percentage following any capital raises the Company may complete through March 31, 2018.

Effective at the open of business on November 9, 2017, the Company’s common stock was suspended and delisted from The Nasdaq Capital Market and began trading on the OTCQB. The delisting was the result of the Company’s non-compliance with Nasdaq Listing Rule 5550(b).

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

Based on our current rate of cash consumption, we estimate we will need additional capital during the latter part of the fourth quarter of 2017 or the first quarter of 2018 and our prospectus for obtaining that capital are uncertain. The Company is attempting to raise additional equity financing and has currently on file an S-1 registration statement, filed with the SEC on August 21, 2017, amended on September 21, 2017 and amended on November 13, 2017, through which the Company is seeking to raise up to $5 million in additional equity financing. However, the Company can make no assurances that it will be able to raise the required additional capital, either through equity or debt financing, on acceptable terms or at all. Unless we succeed in raising additional capital or we significantly reduce the cash consumed in the operations of the Company, we anticipate that we will be unable to continue our operations through the latter part of the fourth quarter of 2017, without violating an existing covenant on the Term Loan Agreement. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

TearLab Corporation

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Profit

Revenue

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change

TearLab revenue	$6,523	$7,223	$(700)	$20,238	$20,893	$(655)
TearLab – cost of sales	3,443	3,091	352	9,580	9,204	376
TearLab gross profit	$3,080	$4,132	$(1,052)	$10,658	$11,689	$(1,031)
Gross profit percentage	47%	57%		53%	56%

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

TearLab revenue decreased by $0.7 million or 10% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease is the result of decreased volume of reader sales to new customers and a decline in test card utilization within existing customers.

TearLab revenue decreased by $0.7 million or 3% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease is driven by decreased volume of reader sales to new customers and a decline in test card utilization within existing customers. This decrease was partially offset by revenue from a joint marketing agreement with PRN Physicians Recommended Nutriceuticals (“PRN”). The agreement with PRN was terminated effective June 23, 2017.

Cost of Sales

TearLab cost of sales includes depreciation of reader systems, warranty, costs of test cards used with the readers systems and royalty costs. Our cost of goods sold consists primarily of costs for the manufacture of the TearLab Osmolarity System, including the costs we incur for the purchase of component parts from our suppliers, applicable freight and shipping costs, fees related to warehousing and logistics inventory management.

TearLab Corporation

TearLab costs of sales for the three months ended September 30, 2017 increased $0.4 million, or 11%, compared to the three months ended September 30, 2016. Costs of sales was higher due to a $0.7 million impact of a settlement with one of our suppliers for inventory purchased by the supplier in excess of needed demand as well as the cancellation of purchase orders offset by $0.1 million retirement of leased readers.

For the nine months ended September 30, 2017 cost of sales increased $0.4 million, or 4%, compared to the three months ended September 30, 2016. Costs of sales was higher due to a $0.7 million impact of a settlement with one of our suppliers for inventory purchased by the supplier in excess of needed demand as well as the cancellation of purchase orders offset by $0.1 million retirement of leased readers.

Gross Profit

TearLab gross profit for the three months ended September 30, 2017 decreased $1.1 million or 25% when compared to the three months ended September 30, 2016. The gross profit percentage of revenue for the three months ended September 30, 2017 was 47% as compared to 57% for the three months ended September 30, 2016. The gross profit percentage for the three months ended September 30, 2017 was negatively impacted by the settlement with one of our suppliers for raw materials purchased by the supplier in excess of needed demand related to the cancellation of purchase orders, offset by a positive impact from the retirement of leased readers. Excluding the $0.5 million net unfavorable impact, the gross profit percentage would have been 56% for the three months ended September 30, 2017

TearLab gross profit for the nine months ended September 30, 2017 decreased $1.0 million or 9% compared to the nine months ended September 30, 2016. Gross profit as a percentage of revenue for the nine months ended September 30, 2017 was 53% as compared to 56% for the nine months ended September 30, 2016. The gross profit percentage for the nine months ended was negatively impacted by the settlement with one of our suppliers for raw materials purchased by the supplier in excess of needed demand related to the cancellation of purchase orders, offset by a positive impact from the retirement of leased readers. Excluding the $0.5 million net unfavorable impact, the gross profit percentage would have been 55% for the nine months ended September 30, 2017.

Operating Expenses

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change

Sales and marketing	$2,659	$3,109	$(450)	$9,294	$11,109	$(1,815)
Clinical, regulatory and research and development	898	1,007	(109)	3,572	2,805	767
General and administrative	2,260	2,598	(338)	6,755	9,490	(2,735)
Amortization of intangible assets	-	359	(359)	-	966	(966)
Operating expenses	$5,817	$7,073	$(1,256)	$19,621	$24,370	$(4,749)

Sales and Marketing Expense

Sales and marketing expenses decreased by $0.5 million or 14% in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The reduction in sales and marketing expenses is attributable to a reduction in employee related costs.

Sales and marketing expenses decreased by $1.8 million or 16% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The decrease in sales and marketing expenses is attributable to a reduction in employee related costs and savings from our February 2016 organizational restructuring.

TearLab Corporation

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses decreased $0.1 million or 11% in the three months ended September 30, 2017 as compared with the three months ended September 30, 2016. The decrease when compared to the prior fiscal period was due to a decrease in external product development costs related to the development and testing of the TearLab Discovery™ platform which is currently in product development.

Total clinical, regulatory and research and development expenses increased $0.8 million or 27% during the nine months ended September 30, 2017 as compared with the nine months ended September 30, 2016. The increase is due to an increase in external product development costs related to the development and testing of the TearLab Discovery™ platform which is currently in product development.

General and Administrative Expenses

Total general and administrative expenses decreased $0.3 million or 13% in the three months ended September 30, 2017 as compared with the three months ended September 30, 2016. The decrease was primarily due to reduced equity compensation in the current period related to the vesting of certain grants of options.

Total general and administrative expenses decreased $2.7 million or 29% for the nine months ended September 30, 2017 as compared with the nine months ended September 30, 2016. The decrease is due to the decrease in equity compensation in 2017 as well as lower legal and professional service fees in 2017.

Amortization of Intangible Assets

Amortization expense of intangible assets for the three and nine months ended September 30, 2017 was $0, compared to $0.4 million and $1.0 million in the three and nine months ended September 30, 2016, respectively. The TearLab® technology fully amortized during 2016 so there was no comparable expense for the three and nine month period ended September 30, 2017.

Other Income (Expense)

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change

Interest income (expense)	$(1,069)	$(1,037)	$(32)	$(3,145)	$(2,967)	$(178)
Changes in fair value of warrant obligations	-	-	-	-	29	(29)
Other (net )	(15)	(4)	(11)	(27)	40	(67)
Other income	$(1,084)	$(1,041)	$(43)	$(3,172)	$(2,898)	$(274)

Interest Income (Expense)

Interest expense for the three months ended September 30, 2017 and 2016 was from the interest for the CRG term loan. Interest expense was flat for the three months ended September 30, 2017 when compared to September 30, 2016 and increased 6% for the nine months ended September 30, 2017 when compared to September 30, 2016 on larger average balances of long-term debt outstanding during the period, offset in part by $54,000 charged to interest expense in 2016 from the revaluation of the CRG Warrants generated by an amendment to the exercise price of the CRG Warrants in April 2016.

TearLab Corporation

Changes in Fair Value of Warrants Obligations

The Company records outstanding warrants considered liabilities at fair value at the end of each reporting period, resulting in an adjustment to the warrant obligations, with any gain or loss recorded in earnings for the applicable period. The Company had no warrants with liability treatment outstanding during the three and nine months ended September 30, 2017, and, accordingly, had no associated fair value adjustment during the period. For the three and nine months ended September 30, 2016, the Company recorded income related to a decrease in the fair value of warrant obligations of $0 and $29,000 respectively.

Other (net)

Other income (loss) for the three and nine months ended September 30, 2017 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated currencies and trade payables. For the three and nine months ended September 30, 2016 other income (loss) consists primarily of foreign exchange transaction gains and losses and a one-time gain of $75,000 on the sale of OcuHub.

Liquidity and Capital Resources

(in thousands)	September 30, 2017	December 31, 2016	Change
Cash and cash equivalents	$7,713	$15,471	$(7,758)
Percentage of total assets	46.8%	58.1%

Working capital	$6,921	$16,270	$(9,349)

Financial Condition

Based on our current rate of cash consumption, we estimate we will need additional capital during the latter part of the fourth quarter of 2017 or the first quarter of 2018 and our prospects for obtaining that capital are uncertain. The Company is attempting to raise additional equity financing and has currently on file an S-1 registration statement, filed with the SEC on August 21, 2017, amended on September 21, 2017 and amended on November 13, 2017, through which the Company is seeking to raise up to $5 million in additional equity financing. However, the Company can make no assurances that it will be able to raise the required additional capital, either through equity or debt financing, on acceptable terms or at all. Unless we succeed in raising additional capital or we significantly reduce the cash consumed in the operations of the Company, we anticipate that we will be unable to continue our operations through the latter part of the fourth quarter of 2017, without violating an existing covenant on the Term Loan Agreement. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

TearLab Corporation

●	whether government and third-party payers agree to reimburse the TearLab® Osmolarity System;

●	whether eye care professionals engage in the process of obtaining their CLIA waiver certification;

●	our ability to retain current utilization levels from existing customers and add new customers;

●	the costs and timing of building the infrastructure to market and sell the TearLab® Osmolarity System;

●	the cost and results of continuing development of the TearLab® Osmolarity System and next generation products including the cost of suppliers and service providers that require advance payment;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

●	the effect of competing technological and market developments.

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

On October 12, 2017, the Term Loan Agreement was further amended to change the required minimum revenue levels under the Loan Agreement from $31 million to $25 million for 2017, from $36 million to $25 million for 2018, from $45 million to $38 million for 2019, and from $55 million to $45 million for 2020. In addition, subject to the condition of raising net equity proceeds of at least $7 million (net of bona fide costs incurred in connection with issuance of such equity) by March 31, 2018, the Amendment changes the definition of “Interest-only Period” and “PIK Period” from the sixteenth (16th) payment date to the twentieth (20th) payment date following the first borrowing date, which has the effect of extending the “Interest-only Period” and the “PIK” period through the calendar year 2019. Should the Company fail to raise net equity proceeds of $7 million on or before March 31, 2018, the “Interest-only Period” and “PIK” period will remain unchanged from their current dates. Also, pursuant to the Amendment, the Company agreed to amend the warrants previously issued by the Company to CRG to (i) reduce the strike price to $1.50 per share and (ii) to include broad based anti-dilution protection such that the warrants shall maintain the same 1.22% ownership percentage following any capital raises the Company may complete through March 31, 2018.

TearLab Corporation

The Term Loan Agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. At our option, during the first four years a portion of the interest payments amounting to a 4.5% per annum rate may be deferred and paid together with the principal in the fifth and sixth years.

The Term Loan Agreement is collateralized by all our assets. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants. Among them, we must attain minimum certain annual revenue and minimum cash threshold levels. The minimum annual revenue threshold level required by the Term Loan Agreement, as amended, for calendar year 2017 is $25.0 million. The minimum cash balance required is $5.0 million, subject to certain conditions.

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

Ongoing Sources and Uses of Cash

We anticipate that our cash on hand and cash generated from increased revenue will be sufficient to sustain our operations into the latter part of the fourth quarter of 2017 or the first quarter of 2018. During these timeframes, we will likely need to raise additional capital. We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable. Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

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

Changes in Cash Flows

Cash Used in Operating Activities

Net cash used to fund our operating activities during the nine months ended September 30, 2017 was $7.0 million compared to $10.7 million during the nine months ended September 30, 2016. Net cash used in operating activities during the nine months ended September 30, 2017 was less than our net loss of $12.1 million primarily due to the depreciation of fixed assets, stock-based compensation and interest deferred on our long-term debt in the aggregate total of $3.6 million offset by a $1.5 million net increase in our investment in working capital accounts. Net cash used in operating activities during the nine months ended September 30, 2016 was less than our net loss of $15.6 million due to the amortization of intangible assets, depreciation of fixed assets, stock-based compensation, interest deferred on our long-term debt and changes in the fair value of warrant obligations in the aggregate total of $6.1 million plus a $1.2 million net decrease in working capital accounts.

The net change in working capital and non-current asset balances related to operations for the nine months ended September 30, 2017 and 2016 consists of the following:

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

TearLab Corporation

	Nine Months Ended
(in thousands)	September 30,
	2017	2016
Changes in operating assets and liabilities:

Accounts receivable, net	$624	$614
Inventory	603	568
Prepaid expenses and other assets	451	(70)
Other non-current assets	(70)	(157)
Accounts payable	51	(328)
Accrued liabilities	(103)	(1,819)
Deferred rent/revenue	(34)	3
	$1,522	$(1,189)

●	Accounts receivable decreased in the nine months ended September 30, 2017 because of improved collections on outstanding balances and a reduction in sales.

●	Inventory decreased in the nine months ended September 30, 2017 because of reduced levels of test card inventory on hand.

●	Accounts payable and accrued liabilities had a net increase during the nine months ended September 30, 2017 primarily because of the timing of the work performed and invoices received relating to the development of our next generation of products offset in part by payment in 2017 of amounts due to employees under the 2016 incentive compensation program.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $0.7 million and $1.2 million respectively, to acquire fixed assets, primarily TearLab Osmolarity systems.

Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 and 2016 was $9,000 and $15.6 million respectively, of proceeds from the issuance of equity.

Off-Balance-Sheet Arrangements

As of September 30, 2017, we did not have any material off-balance-sheet arrangements as defined in Item 303(1)(4)(ii) of SEC Regulation S-K.

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

There were no significant changes during the nine months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017 included in Item 1.

TearLab Corporation

Recent Developments

Effective at the open of business on November 9, 2017, our common stock was suspended and delisted from The Nasdaq Capital Market and began trading on the OTCQB. The delisting was the result of our non-compliance with Nasdaq Listing Rule 5550(b).

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017 included in Item 1.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at September 30, 2017 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

During the third quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect that we will need to raise additional capital prior to the end of the fourth quarter of 2017 or in first quarter of 2018. The Company is attempting to raise additional equity financing and has currently on file an S-1 registration statement, filed with the SEC on August 21, 2017, amended on September 21, 2017 and amended on November 13, 2017, through which the Company is seeking to raise up to $5 million in additional equity financing. This or other such financings may involve the issuance of equity, debt and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition, our ability to continue as a going concern and would be expected to result in a decline in our stock price. If we consummate such financings, the terms of such financings may adversely affect the interests of our existing stockholders. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail product development, manufacturing improvements, or sales generation programs, attempt to obtain funds through licensing certain technologies or products, or we may be required to significantly reduce expense, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

TearLab Corporation

We have limited working capital and a history of losses that raise substantial doubts as to whether we will be able to continue as a going concern.

We have prepared our Condensed Consolidated Financial Statements on the basis that we would continue as a going concern. However, we have incurred losses in each year since our inception and there is substantial doubt about our ability to continue as a going concern as it is uncertain presently how long our current cash will last. We currently anticipate that if we do not raise additional capital prior to the end of the fourth quarter or in the first quarter of 2018 we will not be in compliance with the financial covenants in our Term Loan Agreement (as defined below), and we cannot assure you that we will be able to raise such additional capital. We do not currently have any available borrowing under our term loan or credit facility.

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

We have incurred losses in each year since our inception. As of September 30, 2017, we had an accumulated deficit of $525.0 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

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

The CRG loan is collateralized by all our assets. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, we must attain minimum annual revenue and minimum cash threshold levels. Subsequent to September 30, 2017 the Company amended its Term Loan Agreement. The amendment changes the required minimum revenue levels under the Term Loan Agreement from $31 million to $25 million for 2017, from $36 million to $25 million for 2018, from $45 million to $38 million for 2019, and from $55 million to $45 million for 2020. The minimum cash balance required is $5.0 million, subject to certain conditions.

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

TearLab Corporation

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

TearLab Corporation

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

As of September 30, 2017, our total liabilities were $33.7 million including $27.8 million of long-term obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our liabilities present the following risks:

●	our liabilities increase our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

●	our liabilities could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow money for operations or capital in the future, require us to pay for goods and services in advance which would increase our cash consumption in the near term and implement our business strategies; and

●	our liabilities may restrict us from raising additional funds on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements.

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

TearLab Corporation

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

In addition to general health care industry cost-containment, the Centers for Medicare and Medicaid Services (CMS) released its final rule implementing section 216(a) of the Protecting Access to Medicare Act of 2014 (PAMA) that will require reporting entities to report private payer rates paid to laboratories for lab tests, which will be used to calculate Medicare payment rates. This final rule also announces CMS’ decision to move the implementation date for the private payer rate-based fee schedule to January 1, 2018. Reporting entities, which would primarily be certain qualifying customers in the U.S. that derive a certain percentage and volume of their revenue from laboratory tests from Medicare, will report private payer rates for our laboratory tests which will serve under the act as a baseline for future reimbursement. Our product was only minimally impacted by PAMA for the year 2018 through 2020. However, should reimbursement for our products be reduced as a result of PAMA or other cost savings initiatives, this could negatively impact our pricing and commercialization of our products in the U.S.

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

TearLab Corporation

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

Risks Related to Our Common Stock

Our common stock was delisted from The Nasdaq Capital Market, which could make trading in our common stock more difficult for investors, potentially leading to declines in our share price and liquidity and could limit our ability to raise additional capital.

TearLab Corporation

Effective at the open of business on November 9, 2017, our common stock was suspended and delisted from The Nasdaq Capital Market and began trading on the OTCQB. The delisting was the result of our non-compliance with Nasdaq Listing Rule 5550(b).

Our delisting from The Nasdaq Capital Market could make trading in our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without The Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock will likely be made more difficult and the trading volume and liquidity of our stock could decline. Our delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely impact the acceptance of our common stock as currency or the value accorded by other parties. Further, following our delisting, we will also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

Now that our common stock is traded on an over-the-counter quotation system, an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock.

Following the delisting of our common stock, our common stock now falls within the definition of a “penny stock” as defined in the Securities Exchange Act of 1934, or the Exchange Act, and is covered by Rule 15g-9 of the Exchange Act. Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9will affect the ability or willingness of broker-dealers to sell our securities, and accordingly will affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

The trading price of our common stock may be volatile.

The market prices for, and the trading volumes of, securities of medical device companies, such as ours, have been historically volatile. The market has experienced, from time to time, significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the fact that our common stock now trades on the OTCQB market could contribute to trading volume in our shares being sporadic and volatility in the share price. If adverse market conditions exist, you may have difficulty selling your shares. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

●	our results of operations;

●	the results of pre-clinical testing and clinical trials by us, our collaborators and/or our competitors;

●	technological innovations or new diagnostic products;

●	governmental regulations and reimbursement levels;

●	developments in patent or other proprietary rights;

●	litigation;

●	public concern regarding the safety of products developed by us or others;

●	comments by securities analysts;

●	the issuance of additional shares to obtain financing or for acquisitions;

●	general market conditions in our industry or in the economy as a whole;

●	political instability, natural disasters, war and/or events of terrorism; and

●	the impact of our delisting from The Nasdaq Capital Market.

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

TearLab Corporation

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
10.1	Amendment to the Term Loan Agreement, dated as of March 4, 2015 as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, Amendment 3, dated December 31, 2015, and Amendment 4, dated April 7, 2016, by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of October 12, 2017.

31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1+	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2+	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

TearLab Corp.
(Registrant)

Date:	November 13, 2017	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

