Form 10-K
period 2017-12-31
TearLab Corp
filed 2018-03-05
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 000-51030

TearLab Corp.

(Exact name of registrant as specified in its charter)

Delaware	59-3434771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9980 Huennekens St., Suite 100 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 455-6006

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.001 PAR VALUE	1OTC Markets Group Inc. (OTCQB Venture Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market on June 30, 2017 was approximately $9.1 million. The Registrant has no non-voting common stock. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed to be affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes

As of February 26, 2018, there were 10,216,998 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders of the Registrant to be held on June 21, 2018 are incorporated by reference into Part III of this Form 10-K.

The Registrant makes available free of charge on or through its website ( http://www.tearlab.com ) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The material is made available through the Registrant’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission, or SEC. All of the Registrant’s filings may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549. Information on the hours of operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov ) that contains reports and proxy and information statements of issuers that file electronically.

TEARLAB CORPORATION

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2017

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “hope”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our ability to continue as a going concern;
●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;
●	Our future strategy, structure, and business prospects;
●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner on the OTCQB market;
●	The planned commercialization of our current product;
●	Our ability to expand into next generation products;
●	Our ability to meet the financial covenants under our credit facilities;
●	Use of cash, cash needs and ability to raise capital;
●	The size and growth of the potential markets for our product and technology;
●	The effect of our strategy to streamline our organization and lower our costs;
●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
●	Our anticipated expansion of United States and international sales and operations;
●	Our ability to obtain and protect our intellectual property and proprietary rights;
●	The results of our clinical trials;
●	Our ability to maintain adequate reimbursement for our product and support our pricing strategies;
●	Our ability to execute our marketing strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals given our reduced commercial resources;
●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;
●	Our beliefs about our employee relations;
●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals; and
●	The impact of our delisting from the NASDAQ Capital Market and our common stock being traded on the OTCQB

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

Overview

We are an in-vitro diagnostic company based in San Diego, California. We have commercialized a proprietary tear testing platform, the TearLab® Osmolarity System that enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care. Our first product measures tear film osmolarity for the diagnosis of Dry Eye Disease or DED. We have submitted an application the United States Food and Drug Administration for clearance to market our next generation platform, the TearLab DiscoveryTM System. Our results are included in our financial statements, which are included under Item 8 to this Annual Report on Form 10-K.

TearLab Research, Inc.

TearLab Research, Inc. (“TearLab Research”), our wholly-owned subsidiary, develops technologies to enable eye care practitioners to test a wide range of biomarkers (chemistries, metabolites, genes and proteins) at the point-of-care. Commercializing that tear testing platform is now the focus of our business.

Our current product, the TearLab® Osmolarity System, enables the rapid measurement of tear osmolarity in the doctor’s office. Osmolarity is a quantitative and highly specific biomarker that has been shown to assist in the diagnosis and management of DED. Market Scope estimates that there are 19 million people suffering from dry eye in the US and nearly 337 million worldwide. Postmenopausal women make up the largest portion of the dry eye population across all regions of the world (US, West Europe, Japan, China, India, Latin America, and Rest of World). The innovation of the TearLab® Osmolarity System is its ability to precisely and rapidly measure osmolarity in nanoliter volumes of tear samples, using a highly efficient and novel tear collection system at the point of care. Historically, eye care researchers have relied on expensive instruments to perform tear biomarker analysis. In addition to their cost, these conventional systems are slow, highly variable in their measurement readings, and not categorized as waived by the United States Food and Drug Administration (the “FDA”), under regulations promulgated under the Clinical Laboratory Improvement Amendments, (“CLIA”).

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

On April 8, 2016, OcuHub Holdings, Inc., completed the sale of 10,167.5 units of OcuHub to an OcuHub executive and an unrelated third party. OcuHub Holdings, Inc. currently owns approximately 10.5% of Illuma, LLC (formerly known as OcuHub) on a fully diluted basis (including all outstanding options and profits interests).

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

Each time a person blinks, his or her eyes are resurfaced with a thin layer of a complex fluid known as the tear film. The tear film works to protect eyes from the outside world. Bacteria, viruses, sand, freezing winds and salt water (inclusive of most environmental factors) will not damage eyes when the tear film is intact. However, when compromised, a deficient tear film can be an exceedingly painful and disruptive condition. The tear film consists of three components: (i) an innermost mucin layer (produced by the surface goblet cells); (ii) the aqueous layer (the water in tears, produced by the lacrimal gland); and (iii) an oily lipid layer which limits evaporation of the tears (produced by the meibomian glands, located at the margins of the eyelids). The apparatus of the ocular surface forms an integrated unit. When working correctly, the tear film presents a smooth optical surface essential for clear vision and proper immunity. Androgen deficiency, contact lens wear and chronic inflammation of the lacrimal or meibomian glands may lead to the condition known as dry eye, which has been likened to arthritis of the eye, and results in a compromised, fragile tear film. In turn, the unstable tear film undermines vision, altering focus between every blink. An unstable tear film is the equivalent of a smudge atop the lens of a camera. It doesn’t matter how many megapixels your camera has, if the first lens is compromised, the image will be fuzzy.

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

Diagnostic Alternatives for Dry Eye Disease

Existing diagnostic tools are highly subjective, do not correlate well with symptoms, are invasive for patients and may require up to an hour of operator time to perform. All of these factors have constrained the objective diagnosis and treatment of the DED patient population. As physicians have not had access to objective, quantitative diagnostic assays that correlate well with and the severity of DED disease, it has been difficult for them to objectively differentiate DED symptoms from other eye diseases that present with very similar symptoms, such as ocular allergies, conjunctivochalasis or infectious bacterial or viral diseases. To treat DED effectively and to mitigate the emotional and physical effects of this disease, it is important to equip physicians with objective, quantitative measurements of disease pathogenesis so they can determine more accurately the most efficacious treatments for their patients.

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

The TearLab Discovery™ System, (“Discovery”) is our next generation of comprehensive in-vitro diagnostic testing platform and, if approved, will offer eye care professionals the ability to assess multiple biomarkers in human tears with a single nanoliter volume tear collection. On January 4, 2018, we announced that we had submitted a 510(k) application to the FDA for the potential clearance of Discovery. The submission covers Discovery and the MMP-9 biomarker. On February 14, 2018, we announced that the application had successfully passed the acceptance review phase with the FDA. The FDA will now progress to the substantive review of the filing. After securing FDA clearance, TearLab intends to pursue a CLIA waiver in an effort to prepare for commercialization in the US market.

Competition

The medical device industry is highly competitive and we face potential competition from medical device companies worldwide. There are several laboratory technologies that claim to measure the osmolarity of nanoliter tear samples. The i-Pen manufactured by i-Med Pharma, Inc. has approval from Health Canada and a CE mark. i-Med Pharma, Inc. announced the filing of a 510(k) application for clearance in the United States of the i-Pen in December of 2017. The LacriPen, developed by LacriSciences, LLC (Washington, DC, US), does not have a CE Mark, FDA 510(k) clearance or a CLIA waiver, but has stated to be in clinical trials. Another investigational device aimed at dry eye diagnosis, the TeaRx, manufactured by DiagnosTear Ltd., a division of BioLight Life Sciences Investments of Tel Aviv, Israel, announced positive correlations between TeaRx diagnostic parameters and benchmarks used to test for dry eye syndrome. Another non-osmolarity based in vitro diagnostic test for dry eye was developed by Rapid Pathogen Screening, Inc. (RPS), of Sarasota Florida. RPS commercialized a tear test for dry eye that measures MMP-9, an inflammatory biomarker which was subsequently acquired by Quidel Corporation, a major American manufacturer of diagnostic healthcare products marketed globally. This test, which is currently marketed by the Quidel Corporation in the U.S. is FDA cleared and has obtained a CLIA waiver. Another company, ATD (Advanced Tear Diagnostics) has a CLIA classification of Moderately Complex in the United States, and markets products that measure lactoferrin and IgE in human tears for the diagnosis of aqueous deficient dry eye disease and ocular allergy, respectively.

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

Patents and Proprietary Rights

We own or have exclusive licenses to multiple patents and applications relating to the TearLab® Osmolarity System and related technology and processes:

●	fifteen issued U.S. patents; relating to the TearLab® Osmolarity System and related technology and processes and have applied for a number of other patents in the United States and other jurisdictions;

●	twenty nine issued patents in the rest of the world; and

●	eleven applications pending.

We intend to rely on know-how, continuing technological innovation and in-licensing opportunities to further develop our proprietary position. Our ability to obtain intellectual property protection for the TearLab® Osmolarity System, the TearLab DiscoveryTM System and related technology and processes, and our ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on our intellectual property rights, will have a substantial impact on our ability to succeed in our business. Although we intend to seek to protect our proprietary position by, among other methods, continuing to file patent applications, the patent position of companies like TearLab is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify a proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any part of our patent applications will result in the issuance of any patents. Our issued patents, those that may be issued in the future or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop would-be competitors from marketing tests identical to the TearLab® Osmolarity System. Specific to the market in Canada, the Company initiated a patent infringement lawsuit against i-Med Pharma, Inc. in February of 2016 alleging infringement of the Company’s Canadian patent. In February 2018, the Federal Court of Canada issued a ruling in favor of i-Med Pharma, Inc. which invalidated specific claims in the Company’s Canadian patent which were alleged to be infringed. The Company is appealing this ruling to the Canadian Federal Appellate Court.

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

CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of in vitro diagnostic tests: (1) waiver; (2) moderately complex; and (3) highly complex. The standards applicable to a clinical laboratory depend on the level of diagnostic tests it performs. A CLIA waiver is available to clinical laboratory test systems if they meet certain requirements established by the statute. Waived tests are simple laboratory examinations and procedures employing methodologies that are so simple and accurate as to render the likelihood of erroneous results negligible or to pose no reasonable risk of harm to patients if the examinations or procedures are performed incorrectly. These tests are waived from regulatory oversight of the user other than the requirement to follow the manufacturer’s labeling and directions for use. On January 23, 2012, we announced that the FDA had granted the waiver categorization under CLIA for the TearLab® Osmolarity System.

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

Clinical, Regulatory, Research and Development Expenditure

Our clinical, regulatory, research and development expense was $4.7 and $5.2 million for the years ended December 31, 2017 and 2016, respectively.

Employees

On December 31, 2017, we had 39 full-time employees and 3 part-time employees. None of our employees are covered by a collective bargaining agreement.

Available Information

Our corporate Internet address is www.tearlab.com. At the Investor Relations section of this website, we make available, free of charge, our Annual Report on Form 10-K, our Annual Proxy statement, our quarterly reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the U.S. Securities and Exchange Commission, or the SEC. The information found on our website is not part of this Annual Report on Form 10-K. In addition to our website, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Risks Relating to Our Financial Condition

We may need to raise additional capital in the future. Such capital, may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into or exercisable or exchangeable for our common stock, our existing stockholders would experience further dilution.

Based on a revised operating model that we implemented in December 2017, we expect that we will need to raise additional capital prior to the end of the fourth quarter of 2018. This estimate is subject to risk based primarily on our success in implementing the revised operating model, maintaining certain revenue levels despite a reduction in our commercial resources that was made in order to reduce our cash burn and accurately forecasting the remaining development expenses required to gain FDA clearance of our next generation diagnostic platform, and we cannot assure you that we will be successful in implementing this new model. Any financings undertaken to raise needed capital may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition, our ability to continue as a going concern and would be expected to result in a decline in our stock price. If we consummate such financings, the terms of such financings may adversely affect the interests of our existing stockholders. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail product development, manufacturing improvements, or sales generation programs, attempt to obtain funds through licensing certain technologies or products, or we may be required to significantly reduce expense, sell assets, seek a merger or joint venture partner, file for protection from creditors, liquidate all our assets or cease operations and wind down our business.

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

We have incurred losses in each year since our inception. As of December 31, 2017, we had an accumulated deficit of $528.8 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions and the development and commercialization of our tear testing platform. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets or receive approval to commercialize our next generation TearLab DiscoveryTM System on a scale that will allow us to achieve and sustain profitability. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

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

Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, facility fee, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the Term Loan Agreement, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

The CRG loan is collateralized by all our assets. Additionally, the Term Loan Agreement contains various affirmative and negative covenants that we agreed to. Among them are requirements that we must attain minimum annual revenue and minimum cash threshold levels. The minimum annual revenue threshold levels required by the Term Loan Agreement are $25.0 million, $25.0 million, $38.0 million, and $45.0 million for calendar years 2017, 2018, 2019 and 2020, respectively. The minimum cash balance required is $5.0 million, subject to certain conditions.

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

Our financial results may vary significantly from year-to-year or quarter-to-quarter due to a number of factors, which may lead to volatility in the trading price of our common stock.

Our annual and quarterly revenue and results of operations have varied in the past and may continue to vary significantly from year-to-year and quarter-to-quarter. The variability in our annual and quarterly results of operations may lead to volatility in our stock price as research analysts and investors respond to these fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including:

●	fluctuations in demand for our products;
●	changes in customer budget cycles and capital spending;
●	seasonal variations in customer operations that could occur during holiday or summer vacation periods;
●	tendencies among some customers to defer purchase decisions to the end of the quarter or fiscal year;
●	the unit value of our systems;
●	changes in our pricing and sales policies or the pricing and sales policies of our competitors;
●	changes in reimbursement levels that might negatively impact our pricing policies;
●	our ability to design, manufacture and deliver products to our customers in a timely and cost effective manner;
●	quality control or yield problems in our manufacturing suppliers;
●	our ability to timely obtain adequate quantities of the components used in our products;
●	new product introductions and enhancements by us and our competitors;
●	unanticipated increases in costs or expenses;
●	our complex, variable and, at times, lengthy sales cycle;
●	global economic conditions; and
●	fluctuations in foreign currency exchange rates.

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

The TearLab® Osmolarity System is currently our only commercialized product. Our product is currently sold outside of the United States pursuant to CE mark approval; in Canada pursuant to a Health Canada Medical Device License; and in the United States as a result of having received 510(k) approval from the FDA to market the TearLab® Osmolarity System to those reference and physician operated laboratories with CLIA waiver certifications. Even though the TearLab® Osmolarity System has received all regulatory approvals in the United States, it may never generate sufficient sales to achieve profitability. If the TearLab® Osmolarity System is not as successfully commercialized as expected, we may not be able to generate sufficient revenue to become profitable or continue our operations. Any failure of the TearLab® Osmolarity System to be successfully commercialized in the United States would have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

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

As of December 31, 2017, our total liabilities were $32.9 million including $28.3 million of long-term obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example:

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

●	our liabilities could cause our suppliers to change their payment terms, require us to pay for needed goods or services in advance or choose not to do business with us at all which could negatively impact our cash flows, supply chain and our ability to supply products to our customers when needed; and

●	our liabilities may restrict us from raising additional funds on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements.

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

We continue to face challenges in commercializing the TearLab® Osmolarity System in the United States and may not succeed in executing our business plan.

There are numerous risks and uncertainties inherent in the development of new medical technologies. In addition to our requirement for additional capital, our ability to successfully commercialize the TearLab® Osmolarity System in the United States and to execute our business plan successfully is subject to the following risks, among others:

●	The TearLab® Osmolarity System is rated under a CLIA waiver certification which requires our customers to be certified under the CLIA waiver requirements to be reimbursed under Medicare, including certain parallel state requirements. If our customers are unwilling or unable to comply with such requirements, it could have an adverse effect on their acceptance of and on our ability to market the TearLab® Osmolarity System in the United States.

●	Our suppliers and we will be subject to numerous FDA requirements covering the design, testing, manufacturing, quality control, labeling, advertising, promotion and export of the TearLab® Osmolarity System and other matters. If our suppliers or we fail to comply with these regulatory requirements, the TearLab® Osmolarity System could be subject to restrictions or withdrawals from the market and we could become subject to penalties.

●	We may be unable to achieve widespread acceptance of the TearLab® Osmolarity System among physicians as a result of our inability to establish adequate sales and marketing capabilities, address competition effectively, obtain and enforce patents to protect proprietary rights from use by would-be competitors, retain key personnel, maintain adequate reimbursement for our product to support our pricing policies and ensure sufficient manufacturing capacity and inventory to support commercialization plans.

Our business is subject to health care industry and government cost-containment measures that could result in reduced sales of our TearLab® Osmolarity System.

Most of our customers rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures which use our TearLab® Osmolarity System. The continuing efforts of governmental authorities, insurance companies, and other health care payers to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers. If patients cannot obtain third-party payer payment approval, the use of our TearLab® Osmolarity System may decline significantly and our customers may reduce or eliminate the use of our system. The cost-containment measures that health care providers are instituting, both in the U.S. and internationally, could harm our ability to operate profitably. For example, managed care organizations successfully negotiate volume discounts for medical products, may choose not to reimburse certain products or reimburse products and a low amount sometimes below our selling price. This could result in lower prices to our customers from their customers and, in turn, reduce the amounts we can charge our customers for our products.

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

While we received 510(k) clearance and CLIA waiver for our TearLab® Osmolarity System, we are subject to significant ongoing regulatory requirements, and if we fail to comply with these requirements, we could be subject to enforcement action by the FDA or state agencies, including:

●	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;
●	repair, replacement, refunds, recall or seizure of our product;
●	operating restrictions or partial suspension or total shutdown of production;
●	delay or refusal of our requests for 510(k) clearance or premarket approval of new products or of new intended uses or modifications to our existing product;
●	refusal to grant export approval for our products;
●	withdrawing 510(k) clearances, CLIA waiver or premarket approvals that have already been granted; and
●	criminal prosecution.

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

We have applied for, and intend to continue to apply for, patents relating to the TearLab® Osmolarity System and related technology and processes as well as the TearLab DiscoveryTM System. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide adequate protection from competition. Furthermore, it is possible that patents issued or licensed to us may be challenged successfully. In that event, if we have a preferred competitive position because of any such patents, any preferred position would be lost. If we are unable to secure or to continue to maintain a preferred position, the TearLab® Osmolarity System could become subject to competition from the sale of similar competing products.

Patents issued or licensed to us may be infringed by the products or processes of others. The cost of enforcing patent rights against infringers, if such enforcement is required, could be significant and the time demands could interfere with our normal operations. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical, biotechnology and medical technology industries. We are currently involved in litigation defending our patent rights in Canada. The Company initiated a patent infringement lawsuit against i-Med Pharma, Inc. in February of 2016 alleging infringement of the Company’s Canadian patent. In February 2018, the Federal Court of Canada issued a ruling in favor of i-Med Pharma, Inc. which invalidated specific claims in the Company’s Canadian patent which were alleged to be infringed. The Company is appealing this ruling to the Canadian Federal Appellate Court. This and other efforts to defend our rights could incur significant costs and may or may not be resolved in our favor. We could become a party to additional patent litigation and other proceedings. The cost to us of any patent litigation, even if resolved in our favor, could be substantial. Some of our would-be competitors may sustain the costs of such litigation more effectively than we can because of their greater financial resources. Litigation also may absorb significant management time.

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

Furthermore, we have generally not entered into non-competition agreements with our key employees. In addition, we do not maintain “key person” life insurance on any of our officers, employees or consultants. The loss of the services of existing personnel, the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, and the loss of our employees to our competitors would harm our research and development programs and our business.

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

Effective at the open of business on November 9, 2017, our common stock was suspended and effectively delisted from The Nasdaq Capital Market and began trading on the OTCQB. The delisting was the result of our non-compliance with Nasdaq Listing Rule 5550(b).

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

Now that our common stock is traded on an over the counter quotation system, an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock.

Following the delisting of our common stock, our common stock now falls within the definition of a “penny stock” as defined in the Securities Exchange Act of 1934, or the Exchange Act, and is covered by Rule 15g-9 of the Exchange Act. Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9 will affect the ability or willingness of broker-dealers to sell our securities, and accordingly will affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

The trading price of our common stock may be volatile.

The market prices for, and the trading volumes of, securities of medical device companies, such as ours, have been historically volatile. The market has experienced, from time to time, significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the fact that our common stock now trades on the OTCQB market could contribute to trading volumes in our shares being sporadic and volatility in the share price. If adverse market conditions exist, you may have difficulty selling your shares. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

●	the results of pre-clinical testing and clinical trials by us, our collaborators and/or our competitors;
●	technological innovations or new diagnostic products;
●	governmental regulations and reimbursement levels;
●	developments in patent or other proprietary rights;
●	litigation;
●	public concern regarding the safety of products developed by us or others;
●	comments by securities analysts;
●	fluctuations in our annual and quarterly results;
●	the issuance of additional shares to obtain financing or for acquisitions;
●	general market conditions in our industry or in the economy as a whole;
●	political instability, natural disasters, war and/or events of terrorism; and
●	the impact of our delisting from The Nasdaq Capital Market.

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

Our certificate of incorporation authorizes us to issue up to 10.0 million shares of preferred stock with designations, rights, and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

●	adversely affect the voting power of the holders of our common stock;
●	make it more difficult for a third party to gain control of us;
●	discourage bids for our common stock at a premium;
●	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or
●	otherwise adversely affect the market price of our common stock.

ITEM 2. Properties

Our world-wide headquarters, located in San Diego, California, occupies 14,700 square feet of commercial and industrial space. We use this space for administrative, quality assurance, manufacturing, and research and development activities. The current arrangement extends to June 2018. The total future minimum obligation under this lease is $162,000 for the remaining term of the arrangement.

We also lease 7,700 square feet of commercial space in Southlake, Texas for our customer care, marketing, finance, and administrative functions. The lease has a term through August 2018. The total future minimum obligation under this lease is $91,000 for the remaining term of the arrangement.

We believe that the California and Texas facilities are suitable and adequate to support our current operations. We believe that if our existing facilities are not adequate to meet our business requirements long-term, additional space will be available on commercially reasonable terms.

ITEM 3. Legal Proceedings

We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us, that we believe would materially affect our business, operating results, financial condition or cash flows. Our industry is characterized by frequent claims and litigation including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. As a result, in the future, we may be involved in various legal proceedings from time to time.

We initiated a patent infringement lawsuit against i-Med Pharma, Inc. in February of 2016 alleging infringement of our Canadian patent. In February 2018, the Federal Court of Canada issued a ruling in favor of i-Med Pharma, Inc. which invalidated specific claims in our Canadian patent which were alleged to be infringed. We are appealing this ruling to the Canadian Federal Appellate Court. As part of the ruling, the Federal Court ruling awarded costs to i-Med Pharma, Inc., which will be payable after the Court reviews submissions from both parties and issues a cost award. We have, over the course of the litigation, made various deposits with the Canadian Federal Court against a potential cost award to the defendant and during the fourth quarter of 2017 expensed these prior deposits and accrued an additional amount that is the lower of our estimated range of loss, in accordance with Accounting Standards Codification (“ASC”) 450 Loss Contingencies. We do not believe that the outcome of this litigation will materially affect our business, operating results, financial condition or cash flows.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock previously traded on the NASDAQ Capital Market (“NASDAQ”) through November 8, 2017 under the symbol “TEAR” and the Toronto Stock Exchange (“TSX”) under the symbol “TLB”. On November 9, 2017, our stock began trading on the over-the-counter market place (“OTCQB”) under the symbol “TEAR”.

The following table sets forth the range of high and low sales prices per share of our common stock on the NASDAQ, the OTCQB and the TSX for the fiscal periods indicated.

	Common Stock Prices
	Fiscal 2017				Fiscal 2016
	High		Low		High		Low
NASDAQ/OTCQB
First Quarter		$7.50		$2.74		$16.50		$6.00
Second Quarter		3.30		1.55		9.10		6.00
Third Quarter		3.75		1.20		9.00		5.80
Fourth Quarter		1.94		0.33		6.94		3.90
TSX
First Quarter	C$	10.10	C$	3.73	C$	22.60	C$	7.90
Second Quarter		4.50		2.06		12.40		7.80
Third Quarter		4.70		1.50		11.60		8.00
Fourth Quarter		2.50		0.46		9.10		5.10

The closing share price for our common stock on February 26, 2018 as reported by OTCQB, was $0.29. The closing share price for our common stock on February 26, 2018, as reported by TSX, was C$0.39.

As of February 26, 2018, there were approximately 64 active stockholders of record of our common stock.

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

Sales of Unregistered Securities

None.

ITEM 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, included in Item 8 of this Report. Unless otherwise specified, all dollar amounts are in U.S. dollars. On February 27, 2017, we effected a 1 for 10 reverse stock split of our common stock. All share amounts and per share prices in the discussion and analysis below have been adjusted to reflect the effect of the reverse stock split.

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

In October 2008, the TearLab® Osmolarity System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark. In connection with the CE mark clearance, we have entered into multi-year agreements with numerous distributors for distribution of the TearLab® Osmolarity System. Currently, we have signed distribution agreements in Central and South America, Europe, Asia, Canada, and Australia. We sell directly to the customer in the United States.

On May 19, 2009, we announced that we received 510(k) clearance from the FDA. On January 23, 2012, we announced the FDA had granted the waiver categorization under CLIA for the TearLab® Osmolarity System. The CLIA waiver reduces the regulatory paperwork and related administrative time for customers.

On October 19, 2010 we announced that a unique, new Current Procedural Terminology, or CPT, code that applied to the TearLab Osmolarity test had been published by the American Medical Association, or AMA. The code became effective January 1, 2011. The CPT code for the TearLab Osmolarity test is: 83861; Microfluidic analysis utilizing an integrated collection and analysis device, tear osmolarity (For microfluidic tear osmolarity of both eyes, report 83861 twice). This code falls under the Chemistry sub-section of the Pathology and Laboratory section of the CPT Codebook and was listed under the 2010 Clinical Laboratory Fee Schedule by the Centers for Medicare and Medicaid Services, or CMS. At 2017 reimbursement rates, payment code 83861 would be reimbursed in every state by CMS at $22.66 per eye. This decision by CMS provides level reimbursement for and equal access to the TearLab Osmolarity Test across all of the United States. The current rate in effect January 1, 2018 is $22.48

RESULTS OF OPERATIONS

Revenue, Cost of Goods Sold and Gross Profit (in thousands)

	For the years ended December 31,
	2017	% of Revenue	2016	% of Revenue
Revenue	$27,119	100.0%	$28,014	100.0%
Cost of goods sold	13,114	48.4%	12,318	44.0%
Gross profit	$14,005	51.6%	$15,696	56.0%

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

Having received 510(k) approval from the FDA in the United States, we sell to customers in the United States who hold CLIA certificates and actively support and assist our customers to obtain their CLIA certificates. Having obtained a CLIA waiver certificate in early 2012, we continue to actively support our customers in obtaining their CLIA waiver documentation which will allow us to sell our product to the approximately 50,000 eye care practitioners in the United States that are candidates to operate under a CLIA waiver certification.

We are working with our established distributors in Canada, Europe, Central and South America and Asia to increase sales. The ability for re-imbursement to be obtained in many of those countries where we have distributors will facilitate our ability to increase sales and stimulate the commercialization process. In countries where we have distributors, we are supporting physicians in local clinical trials and providing them with the required guidance to understand the relationship between DED and osmolarity and how to manage their patients with objective diagnostic data.

Revenue decreased $0.9 million or 3% for the year ended December 31, 2017 compared to the prior year. The decrease is driven by decreased volume of reader sales to new customers and a decline in test card utilization within existing customers. This decrease was partially offset by revenue from a joint marketing agreement with PRN Physicians Recommended Nutriceuticals (“PRN”). The agreement with PRN was terminated effective June 23, 2017.

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

Our cost of sales for the year ended December 31, 2017 increased $0.8 million or 6% compared to the prior year. The increase in cost of sales was in spite of lower revenue and volume, due to a $0.7 million impact of a settlement with one of our suppliers for inventory purchased by the supplier in excess of needed demand as well as a $0.5 million write off of excess and obsolete inventory due to readers on hand in excess of future expected demand or that are obsolete.

Gross Profit

Gross profit for the year ended December 31, 2017 decreased by $1.7 million or 11% compared to the prior year. Gross margin declined to 52%, compared to 56% in the prior year. The gross margin was negatively impacted by the settlement with one of our suppliers for raw materials purchased by the supplier in excess of needed demand related to the cancellation of purchase orders as well as a write off of excess and obsolete inventory noted above. Excluding the $1.2 million net unfavorable impact, the gross profit percentage would have been 56% for the year ended December 31, 2017 which was consistent with the prior year.

Operating Expenses (in thousands)

	For the years ended December 31,
		% of		% of
	2017	Revenue	2016	Revenue
Sales and marketing	$12,330	45.5%	14,397	51.4%
Clinical, regulatory and research and development	4,691	17.3%	5,152	18.4%
General and administrative	8,772	32.3%	11,057	39.5%
Amortization of intangible assets	-	0.0%	1,066	3.8%
Total operating expenses	$25,793	95.1%	$31,672	113.1%

Sales and Marketing Expenses

For the year ended December 31, 2017, sales and marketing expenses decreased by $2.1 million or 14% as compared with the prior year. The decrease is attributable to a reduction in employee related costs, reduced marketing spend and savings from our February 2016 organizational restructuring. This was offset in part by $0.3 million of severance expenses related to our transition in December 2017 to a new business model.

Clinical, Regulatory and Research and Development

For the year ended December 31, 2017, clinical, regulatory and research and development expenses decreased by $0.5 million or 9%, as compared with the prior year. The decrease was primarily due to a decrease in external product development costs related to the development and testing of the TearLab Discovery™ platform.

General and Administrative Expenses

General and administrative expenses decreased $2.3 million or 21% for the year ended December 31, 2017 compared to 2016. The decrease is due to the decrease in equity compensation as well as lower legal and professional service fees in 2017.

Amortization of Intangible Assets

Amortization expense of intangible assets for the year ended December 31, 2017 decreased $1.1 million compared to 2016. The decrease was related to the TearLab® technology which was fully amortized in November 2016.

Other Income (Expense), Net (in thousands)

	For the years ended December 31,
		% of		% of
	2017	Revenue	2016	Revenue
Interest expense	$(4,269)	-15.7%	$(4,003)	-14.3%
Changes in fair value of warrant obligations	-	0.0%	28	0.1%
Other, net	(44)	-0.2%	31	0.1%
Total other income (expense)	$(4,313)	-15.9%	$(3,944)	-14.1%

Interest Expense

Interest expense is generated from our long-term debt under the Term Loan Agreement, which the Company entered into in March 2015. Interest expense increased $0.3 million in 2017 on larger average balances of long-term debt outstanding.

Changes in Fair Value of Warrant Obligation

Through the second quarter of 2016, the Company had outstanding warrants that were presented as liabilities, recorded at their fair value as of the end of each reporting period. Adjustments to the warrant obligations were recorded as a gain or loss in the applicable reporting period to other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss. On June 30, 2016, all outstanding warrants presented as a liability on the Consolidated Balance Sheets expired.

Other Income (Expense)

Other expense for the year ended December 31, 2017 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies. For the year ended December 31, 2016 other income (loss) consists primarily of foreign exchange transaction gains and losses and a one-time gain of $75,000 on the divestiture of OcuHub.

Liquidity and Capital Resources (in thousands)

	As of December 31,
	2017	2016
Cash and cash equivalents	$7,272	$15,471
Percentage of total assets	50.7%	58.1%
Working capital	$6,875	$16,270

Financial Condition

Based on our current rate of cash consumption, we estimate we will need additional capital during the fourth quarter of 2018 and our prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. However, the Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Unless we succeed in raising additional capital or we significantly reduce the cash consumed in the operations of the Company, we anticipate that we will be unable to continue our operations through the fourth quarter of 2018 without violating an existing covenant on the Term Loan Agreement. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	Our ability to execute our commercial strategy with our current resources

●	whether government and third-party payers agree to continue reimbursement of the TearLab ® Osmolarity System at current levels;

●	whether eye care professionals engage in the process of obtaining their CLIA waiver certification;

●	the costs and timing of maintaining the infrastructure to market and sell the TearLab® Osmolarity System;

●	the cost and results of continuing development of the TearLab® Osmolarity System and our next generation TearLab DiscoveryTM System including the cost of suppliers and service providers that require advance payment;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

●	the effect of competing technological and market developments.

At the present time, our only product is the TearLab® Osmolarity System, and although we have received 510(k) clearance from the FDA and a CLIA waiver approval from the FDA, at this time, we do not know when we can expect to begin to generate sufficient revenue from the TearLab® Osmolarity System in the United States to fully fund our operations. If events or circumstances occur such that we do not meet our plans to fund the business, we may be required to reduce operating expenses and reduce the planned levels of inventory and fixed assets which could have an adverse impact on our ability to achieve our intended business objectives.

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

On October 12, 2017, the Term Loan Agreement was further amended, under the fifth amendment, to change the required minimum revenue levels under the Loan Agreement from $31 million to $25 million for 2017, from $36 million to $25 million for 2018, from $45 million to $38 million for 2019, and from $55 million to $45 million for 2020. Also, pursuant to the Amendment, the Company agreed to amend the warrants previously issued by the Company to CRG to (i) reduce the strike price to $1.50 per share and (ii) to include broad based anti-dilution protection such that the warrants shall maintain the same 1.22% ownership percentage following any capital raises the Company may complete through March 31, 2018. In addition, subject to the condition of raising net equity proceeds of at least $7 million (net of bona fide costs incurred in connection with issuance of such equity) by March 31, 2018, the Amendment changes the definition of “Interest-only Period” and “PIK Period” from the sixteenth (16th) payment date to the twentieth (20th) payment date following the first borrowing date, which has the effect of extending the “Interest-only Period” and the “PIK” period through the calendar year 2019. Should the Company fail to raise net equity proceeds of $7 million on or before March 31, 2018, the “Interest-only Period” and “PIK” period will remain unchanged from their current dates.

The Term Loan Agreement has a term of six years and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. At the Company’s option, during the first four years a portion of the interest payments amounting to a 4.5% per annum rate may be deferred and paid together with the principal in the fifth and sixth years.

The Term Loan Agreement is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels through calendar year 2020. The minimum annual revenue threshold level required by the Term Loan Agreement, as amended, for calendar years 2017 and 2018 is $25.0 million. The minimum cash balance required is $5.0 million, subject to certain conditions.

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

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents and cash generated from business operations will be sufficient to sustain our operations until the fourth quarter of 2018. We continually evaluate various financing possibilities but we typically expect our primary source of cash will be related to the collection of accounts receivable. Our accounts receivable collections will be impacted by our ability to grow our point-of-care revenue.

We expect to use our cash primarily to fund our operating expenses and pursue and maintain our patents and trademarks. In addition, dependent on available funds, we expect to expend cash to improve production capability of the TearLab test, to further improve the performance of the TearLab test, and to pursue next generation products using our lab-on-a-chip technology.

Changes in Cash Flows (in thousands)

	Years ended December 31,
	2017	2016

Cash used in operating activities	$(9,656)	$(12,516)
Cash used in investing activities	(989)	(1,434)
Cash provided by financing activities	2,446	15,583
Net (decrease) increase in cash and cash equivalents during the period	$(8,199)	$1,633

Cash Used in Operating Activities

Net cash used in our operating activities for 2017 was $9.7 million compared to $12.5 million during the prior year. Net cash used in operating activities was less than our net loss for the year of $16.1 million primarily due to stock compensation expense, deferred interest on our long-term debt, depreciation, amortization and write off of excess and obsolete inventory. In aggregate, these non-cash expenses totaled $5.2 million during the year plus a $1.2 million net decrease in non-cash working capital and non-current asset balances.

The net change in non-cash working capital and non-current asset balances related to operations for the years ended December 31, 2017 and 2016 consists of the following (in thousands):

	Years ended December 31,
	2017	2016

Accounts receivable, net	$744	$742
Inventory	1,068	780
Prepaid expenses and other assets	536	(458)
Other non-current assets	120	(44)
Accounts payable	(138)	(335)
Accrued liabilities	(1,099)	(1,093)
Deferred rent/revenue	(42)	(24)
	$1,189	$(432)

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Accounts receivable decreased in 2017 due to improved collection on outstanding balances and a reduction in sales;

●	Inventory decreased in 2017 due to a focused effort to reduce levels of inventory on hand;

●	Prepaid expenses and other assets decreased in 2017 primarily due to a settlement with one of our suppliers for inventory purchased by the supplier in excess of needed demand resulting in the write-off of a deposit;

●	Accounts payable and accrued liabilities decreased in 2017 due to a decrease in the amount due employees under the 2017 incentive compensation program as well as lower unbilled progress on product development and lower royalty accruals.

Cash used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2017 and 2016 was $1.0 million and $1.4 million, respectively, which we used to acquire fixed assets, primarily the TearLab ® Osmolarity System readers.

Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2017 and 2016 was $2.4 million and $15.6 million respectively, which was predominantly the proceeds from the issuance of common and preferred stock and related warrants to purchase common stock.

The following table summarizes our contractual commitments as of December 31, 2017 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

		Less Than	1 To 3	More Than
Contractual obligation	Total	1 Year	Years	3 Years
Operating leases	$273	$272	$1	$-
Royalty payments	770	70	210	490
Marketing service agreements	125	100	25	-
Purchase obligations	898	898	-	-
Long-term debt	25,000	-	25,000	-
Interest payments	14,118	3,656	10,462	-
Total contractual obligations	$41,184	$4,996	$35,698	$490

Off-Balance-Sheet Arrangements

As of December 31, 2017, we did not have any material off-balance-sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our intangible assets, uncollectible receivables, inventories, debt and equity instruments and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from these estimates under different assumptions or conditions.

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

Revenue recognition for Purchase Agreements with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Considering that test cards are essential to the operation of a TearLab reader, there is no alternative vendor for the test cards and no indication that a secondary market for the TearLab readers is established, and the deliverables under the contracts do not meet criteria for separation under the multiple-element arrangements guidance. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price as determined by the selling price of similar individual items on a stand-alone basis. The Company recognizes revenue for each of the elements only when it determines that all applicable recognition criteria have been met.

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

As of December 31, 2017, the net book value of fixed assets equaled $2.7 million, which included a write off of $0.4 million for an impairment related obsolescence charge.

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

ITEM 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TearLab Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TearLab Corporation (“Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditors since 2015.
San Diego, CA
March 02, 2018

TearLab Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$7,272	$15,471
Accounts receivable, net	1,536	2,279
Inventory	1,998	3,193
Prepaid expenses and other current assets	690	1,226
Total current assets	11,496	22,169

Fixed assets, net	2,739	4,178
Intangible assets, net	10	60
Other non-current assets	100	220
Total assets	$14,345	$26,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,720	$1,858
Accrued liabilities	2,859	3,958
Deferred Rent	42	83
Total current liabilities	4,621	5,899
Long-term debt, net	28,290	26,449
Total liabilities	32,911	32,348
Commitments and contingencies (Note 10)
Stockholders’ deficit
Capital stock
Preferred Stock, $0.001 par value, 10,000,000 authorized, 2,012 and 2,764 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 40,000,000 and 9,500,000 authorized, 7,986,998 and 5,359,671 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	8	5
Additional paid-in capital	510,235	506,982
Accumulated deficit	(528,809)	(512,708)
Total stockholders’ deficit	(18,566)	(5,721)
Total liabilities and stockholders’ deficit	$14,345	$26,627

See accompanying notes to consolidated financial statements.

TearLab Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2017	2016

Revenue
Product sales	$24,237	$23,809
Reader equipment rentals	2,882	4,205
Total revenue	27,119	28,014
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	10,993	10,188
Cost of goods sold - reader equipment depreciation	2,121	2,130
Gross profit	14,005	15,696
Operating expenses
Sales and marketing	12,330	14,397
Clinical, regulatory and research & development	4,691	5,152
General and administrative	8,772	11,057
Amortization of intangible assets	-	1,066
Total operating expenses	25,793	31,672
Loss from operations	(11,788)	(15,976)
Other income (expense)
Interest expense	(4,269)	(4,003)
Changes in fair value of warrant obligations	-	28
Other, net	(44)	31
Total other income (expense)	(4,313)	(3,944)
Net loss and comprehensive loss	$(16,101)	$(19,920)
Weighted average shares outstanding - basic and diluted	5,789,714	4,647,983
Net loss per share – basic and diluted	$(2.78)	$(4.29)

See accompanying notes to consolidated financial statements.

TearLab Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

			Series A Convertible		Additional
	Common stock		Preferred stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2015	3,376,090	$3	-	$-	$488,514	$(492,788)	$(4,271)
Common stock issued	1,860,563	2	-	-	9,658	-	9,660
Series A Convertible Preferred stock issued	-	-	3,292	-	2,275	-	2,275
Series A Convertible Preferred conversion to common	70,333	-	(528)	-	(1)	-	(1)
Exchanged shares	38,580	-	-	-	250	-	250
Stock-based compensation	-	-	-	-	2,447	-	2,447
Common Stock Warrants issued	-	-	-	-	3,709	-	3,709
Issuance of employee purchase plan shares	14,105	-	-	-	130	-	130
Net loss and comprehensive loss	-	-	-	-	-	(19,920)	(19,920)
Balance, December 31, 2016	5,359,671	$5	2,764	$-	$506,982	$(512,708)	$(5,721)
Common stock issued	2,013,636	2	-	-	410	-	412
Series A Convertible Preferred stock issued	-	-	2,114	-	748	-	748
Series A Convertible Preferred conversion to common	599,485	1	(2,866)	-	(1)	-	-
Stock-based compensation	-	-	-	-	736	-	736
Common Stock Warrants issued	-	-	-	-	1,318	-	1,318
Issuance of employee purchase plan shares	14,206	-	-	-	42	-	42
Net loss and comprehensive loss	-	-	-	-	-	(16,101)	(16,101)
Balance, December 31, 2017	7,986,998	$8	2,012	$-	$510,235	$(528,809)	$(18,566)

See accompanying notes to consolidated financial statements.

TearLab Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2017	2016

OPERATING ACTIVITIES
Net loss for the period	$(16,101)	$(19,920)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	736	2,447
Depreciation of fixed assets	1,937	2,364
Amortization of intangible assets	50	1,139
Impairment of long-lived assets and inventory	529	-
Changes in fair value of warrant obligations	-	(29)
(Gain) loss on disposal of fixed assets	89	165
Deferred interest on long-term debt	1,675	1,517
Amortization of deferred financing charges	240	233
Changes in operating assets and liabilities:
Accounts receivable, net	744	742
Inventory	1,068	780
Prepaid expenses and other assets	536	(458)
Other non-current assets	120	(44)
Accounts payable	(138)	(335)
Accrued liabilities	(1,099)	(1,093)
Deferred rent/revenue	(42)	(24)
Cash used in operating activities	(9,656)	(12,516)

INVESTING ACTIVITIES
Additions to fixed assets, net of proceeds	(989)	(1,434)
Cash used in investing activities	(989)	(1,434)

FINANCING ACTIVITIES
Net proceeds from the issuance of equity instruments	2,404	15,457
Repurchase of fractional shares upon reverse stock split	(3)	-
Proceeds from the issuance of employee stock purchase plan shares	45	126

Cash provided by financing activities	2,446	15,583

Net (decrease) increase in cash and cash equivalents during the year	(8,199)	1,633
Cash and cash equivalents, beginning of year	15,471	13,838
Cash and cash equivalents, end of year	$7,272	$15,471

Supplemental Cash flow information
Cash paid for interest	$2,356	$2,258

Supplemental disclosure of noncash investing and financing activities
Issuance of Warrants	$1,318	$3,709

See accompanying notes to consolidated financial statements.

TearLab Corporation

Notes to Consolidated Financial Statements

(expressed in thousands of U.S. dollars except per share amounts and as otherwise noted)

1. Basis of Presentation

Nature of Operations

TearLab Corporation (“TearLab” or the “Company”), a Delaware corporation, is an ophthalmic device company that is commercializing a proprietary in vitro diagnostic tear testing platform, the TearLab® Osmolority System to test for dry eye disease, or DED, which enables eye care practitioners to test for a highly sensitive and specific biomarker using nanoliters of tear film at the point-of-care.

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries, TearLab Research, Inc. (“TearLab Research”), Occulogix Canada Corporation, and OcuHub Holdings, Inc. (formerly, Occulogix LLC). On April 8, 2016 OcuHub Holdings, Inc., a wholly-owned subsidiary of the Company, completed the sale of 10,167.5 units of Iluma LLC (formerly known as OcuHub LLC, (“OcuHub”), reducing OcuHub Holdings, Inc.’s ownership in OcuHub to 10.5% on a fully-diluted basis. Prior to the sale, the accounts of OcuHub were included in the consolidated financial statements. In the twelve months ended December 31, 2016, the Company recorded a gain on the sale of OcuHub of $75, included in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss. Intercompany accounts and transactions have been eliminated on consolidation.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained substantial losses of $16,101 and $19,920 for the years ended December 31, 2017 and 2016, respectively. Based on the Company’s current rate of cash consumption, the Company estimates it will need additional capital prior to the end of the fourth quarter of 2018 and its prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. However, the Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or significantly reduces the cash consumed in the operations of the Company, the Company anticipates that it will be unable to continue operations through the end of the fourth quarter of 2018 without violating an existing covenant on the Term Loan Agreement (defined below). As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

During 2017 and 2016, the Company derived its revenue from the sale of the TearLab® Osmolarity product. There were no customers representing revenue in excess of 10% in the years ended December 31, 2017 or 2016.

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

	Years ended December 31,
	2017	2016
Balance at the beginning of the year	$649	$589
Charges to bad debt expense	21	217
Write-off and recoveries	(162)	(157)
Balance at the end of the year	$508	$649

Inventory

Inventory is recorded at the lower of cost or net realizable value and consists of purchased finished goods. Inventory is periodically reviewed for evidence of slow-moving or obsolete items, and the estimated reserve is based on management’s reviews of inventories on hand, compared to estimated future usage and sales, reviewing product shelf-life, and assumptions about the likelihood of obsolescence. Once written down, the adjustments are considered permanent and are not reversed until the related inventory is sold.

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

	Years ended December 31,
	2017	2016
Balance at the beginning of the year	$124	$94
Charges to cost of goods sold	137	141
Costs applied to liability	(130)	(111)
Balance at the end of the year	$131	$124

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

Amounts billed to customers for shipping and handling of a sales transaction are included as revenue. For the years ended December 31, 2017 and 2016, the Company recognized revenue from shipping and handling of $165 and $170, respectively.

Although the Company has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenue at the time of shipment based on historical experience. The reserve of $9 and $13 as of December 31, 2017 and 2016, respectively, has been recorded as a reduction of revenue and is included in accounts receivable. The activities in the return reserve are as follows:

	Years ended December 31,
	2017	2016
Balance at the beginning of the year	$13	$67
Provision	93	71
Write-off and recoveries	(97)	(125)
Balance at the end of the year	$9	$13

Cost of goods sold

Cost of goods sold includes the costs the Company incurs for the purchase of the TearLab® Osmolarity Systems sold and related freight and shipping costs, royalties, fees related to merchant services, warehousing and logistics inventory management associated with conducting business and depreciation of reader equipment. The Company recorded $794 and $1,422 in shipping and handling fees for the years ended December 31, 2017 and 2016, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2017 and 2016 were $343 and $378, respectively.

Foreign currency transactions

The Company’s functional and reporting currency is the U.S. dollar. The assets and liabilities of the Company’s Canadian operations are maintained in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet dates, and non-monetary assets and liabilities are translated at exchange rates in effect on the date of the transaction. Revenue and expenses are translated into U.S. dollars at average exchange rates prevailing during the year. Resulting exchange gains of $43 and $54 are included in other income (expense) for the years ended December 31, 2017 and 2016, respectively.

Geographic information

The following table provides geographic information related to the Company’s revenue based on the geographic location to which it delivers the product:

	For the year ended December 31,
	2017	2016
United States	$25,523	$26,391
Rest of the world	1,596	1,623
Total	$27,119	$28,014

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

Recent accounting pronouncements

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. ASU 2017-11 is effective for fiscal years and interim periods after December 31, 2018. The Company early adopted ASU 2017-11 effective December 31, 2017.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvement to Employee Share-Based Payment Accounting (“ASU 2016-09”), which involves several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as liabilities or equity, and classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal and interim periods beginning after December 15, 2016. The Company adopted the guidance in the first quarter of 2017, and it did not have a material effect on the Company’s Consolidated Financial Statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and amended by Accounting Standards Update No. 2017-13, Revenue Recognition (“ASU 2017-13”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Early application is not permitted. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the standard by one year which would result in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. The Company has completed its assessment of the impact of the new standard on its financial statements in 2017 so it can implement ASU 2014-09, on a modified retrospective basis, in the first quarter of 2018. The adoption of the standard is not expected to have a material impact on the amounts reported in the financial statements and the Company has determined that there will be no cumulative effect adjustment on its Consolidated Financial Statements. The Company is still evaluating the effect the standard will have on its financial statement disclosures.

Based on our analysis of Topic 606, we have determined that the accounting for leased reader equipment is outside the scope of Topic 606; therefore, upon adoption of the new revenue recognition guidance we will recognize revenues pursuant to two different accounting standards. Our leased reader equipment revenue will be recognized under ASC 840-Leases and was 11% of total revenue for the year ended December 31, 2017.

3. BALANCE SHEET DETAILS

Accounts receivable

	December 31,
	2017	2016

Trade receivables	$2,044	$2,928
Allowance for doubtful accounts	(508)	(649)
	$1,536	$2,279

Inventory

	December 31,
	2017	2016

Finished goods	$2,125	$3,210
Inventory reserves	(127)	(17)
	$1,998	$3,193

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand and expiration dates of inventory, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions. The Company recorded charges for inventory write-off associated with excess and obsolete inventory of $127 and $17 for the year ended December 31, 2017 and 2016, respectively.

Prepaid expenses and other current assets

	December 31,
	2017	2016
Prepaid trade shows	$14	$217
Prepaid insurance	313	326
Manufacturing deposits	-	282
Subscriptions	311	297
Other fees and services	52	66
Other current assets	-	38
	$690	$1,226

Fixed assets, net

	December 31,
	2017	2016

Capitalized TearLab equipment	$8,437	$9,095
Leasehold improvements	60	60
Computer equipment and software	915	932
Furniture and office equipment	436	271
Medical equipment	1,180	500
	$11,028	$10,858
Less accumulated depreciation	(8,289)	(6,680)
	$2,739	$4,178

Depreciation expense was $1,937 and $2,364 for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the Company determined there was excess TearLab equipment on hand and recorded an impairment charge of $402 to fixed assets, which is included as a charge to cost of goods sold on the Consolidated Statements of Operations and Comprehensive Loss.

Accrued liabilities

	December 31,
	2017	2016

Due to professionals	$193	$81
Due to employees and directors	944	2,200
Sales and use tax liabilities	253	247
Royalty liability	447	854
Warranty	131	124
Restructuring	200	-
Other	691	452
	$2,859	$3,958

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc., a wholly-owned subsidiary of the Company and a prescriber list. The TearLab Technology, which consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company, included in amortization of intangibles line item in the Consolidated Statement of Operations and Comprehensive loss was fully amortized in November 2016. Amortization expense was $50 and $1,139 for the years ended December 31, 2017 and 2016, respectively.

Intangible assets subject to amortization consist of the following:

	Remaining Useful Life (Years)	Gross Value at December 31, 2017	Accumulated Amortization	Net Book Value at December 31, 2017

TearLab® technology	0	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(261)	10
Prescriber list	0	90	(90)	-
Total		$12,533	$(12,523)	$10

	Remaining Useful Life (Years)	Gross Value at December 31, 2016	Accumulated Amortization	Net Book Value at December 31, 2016

TearLab® technology	0	$12,172	$(12,172)	$-
Patents and trademarks	2	271	(245)	26
Prescriber list	1	90	(56)	34
Total		$12,533	$(12,473)	$60

Estimated future amortization expense related to intangible assets with finite lives at December 31, 2017 is as follows:

Amortization
of intangible
assets

2018	$9
Thereafter	1
$10

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

As part of the amended Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “CRG Warrants”). The CRG Warrants have a five-year life. The CRG Warrants are classified as equity on the Consolidated Balance Sheets as of December 31, 2017 and 2016. The CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. On April 7, 2017, the Company amended the Term Loan Agreement and the Company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at 15.00 per share, which expires 5 years after issuance.

The loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. On October 12, 2017 the Company amended the Term Loan Agreement to change the required minimum revenue levels. The amended minimum revenue is $25,000 for 2017, $25,000 for 2018, $38,000 for 2019 and $45,000 for 2020. The minimum cash balance required is $5,000 subject to certain conditions. The amendment also reduced the exercise price of all of the CRG Warrants from $15.00 per share to $1.50 per share as well as provide broad anti-dilution protection such that the CRG Warrants shall maintain the same 1.22% ownership. See Footnote 6 for additional information.

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

At December 31, 2017, the Company was in compliance with all of the covenants.

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

The following is a summary of the Term Loan Agreement as of December 31, 2017 and related maturities of outstanding principle:

Principle balance outstanding	$25,000
PIK interest	3,124
Facility fee	750
less discount on term loan:
deferred financing fees, net	(316)
fair value of detachable warrants, net	(268)
Total term loan	$28,290

Principal due for each of the next 5 years and in the aggregate thereafter:

2018	-
2019	14,062
2020	14,812
Total principal, PIK interest and facility fee due	28,874
Less: discount on term loan	(584)
Total term loan	$28,290

6. STOCKHOLDERS’ EQUITY

(a) Authorized share capital

On October 12, 2017, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 9,500,000 to 40,000,000. Each share of common stock has a par value of $0.001 per share. The total number of authorized shares of preferred stock of the Company is 10,000,000. Each share of preferred stock has a par value of $0.001 per share.

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

(b) Common and preferred shares

On December 8, 2017, the Company issued 2,013,636 shares of common stock, 2,114 shares of Series A Convertible Preferred Stock (“Preferred Stock”), Series A warrants to purchase 6,818,181 shares of common Stock (“Series A Warrants”) and Series B warrants to purchase 6,818,181 shares of common stock (“Series B Warrants”) for gross proceeds of $3,000, less issuance costs of $596. Additionally, the Company granted the placement agent compensation warrants to purchase 477,273 shares of common stock. The Preferred stock is convertible, subject to certain limitations, into an aggregate of 4,804,545 shares of common stock, contains no voting rights, participates in any common stock dividends and is treated as if converted upon any ordinary liquidation event. The common stock, Series A Convertible Preferred Stock and the Series A and Series B Warrants are all included in equity in the Company’s Consolidated Balance Sheets as of December 31, 2017. The net proceeds were allocated to common stock, Preferred Stock and Series A and Series B Warrants based on their relative fair values as follows:

Common stock	$327
Preferred stock	781
Series A warrants	804
Series B warrants	492
Net proceeds	$2,404

On December 8, 2017, 101.6 shares of Series A Convertible Preferred stock were converted into 230,909 shares of common stock.

On May 9, 2016, the Company issued 1,861,090 shares of common stock, 3,291.8 shares of Series A Convertible Preferred Stock and Series A warrants to purchase 1,150,000 shares of common stock for gross proceeds of $17,250, less issuance costs of $1,793. Additionally, the Company granted the placement agent warrants to purchase 103,500 shares of common stock with an exercise price of $11.25 per share. The Preferred Stock was convertible, subject to certain limitations, into an aggregate of 438,910 shares of common stock, contains no voting rights, participates in any common stock dividends, and is treated as if converted upon any ordinary liquidation event. The common stock, the Series A Convertible Preferred Stock, and the Series A Warrants are all included in equity in the Company’s Consolidated Balance Sheets as of December 31, 2016. The net proceeds were allocated to common stock, Preferred Stock, and Series A Warrants based on their relative fair values, as follows:

Common stock	$9,632
Preferred stock	2,275
Series A warrants	3,550
Net proceeds	$15,457

All of the Preferred Stock was converted into common stock by the end of the second quarter of 2017.

(c) Stock incentive plan

On June 23, 2017, the Company’s stockholders approved an amendment to the 2002 Stock Incentive Plan (the “Stock Incentive Plan”), to increase the total number of shares reserved for issuance to 1,070,000 from 720,000. Stock Incentive Plan shares are available for grant to employees, directors and consultants. Shares granted under the Stock Incentive Plan may be incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock or restricted share units. Under the terms of the Stock Incentive Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company’s common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

Share-based payment transactions with employees are recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The amount of expense recognized during the period is affected by subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards. The weighted-average fair value of stock options granted during the years ended December 31, 2017 and 2016 was $2.30 and $4.30, respectively.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Years ended December 31,
	2017	2016

General and administrative	$308	$1,359
Clinical, regulatory and research and development	98	327
Sales and marketing	330	761
Stock-based compensation expense before income taxes	$736	$2,447

The estimated fair value of stock options for the periods presented was determined using the Black-Scholes Merton option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2017	2016

Volatility	78%	76%
Weighted average expected life of the options	6	6
Risk-free interest rate	2.09%	1.23%
Dividend yield	0.00%	0.00%

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

A summary of the options issued during the year ended December 31, 2017 and the total number of options outstanding as of that date are set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2015	691,911	41.66	6.08	-
Granted	156,637	6.90
Exercised	-	-
Forfeited/cancelled/expired	(134,932)	45.95
Outstanding, December 31, 2016	713,616	$33.19	5.92	$-
Granted	16,800	3.36
Exercised	-	-
Forfeited/cancelled/expired	(101,400)	33.45
Outstanding, December 31, 2017	629,016	$32.35	4.29	$-

Vested or expected to vest, December 31, 2017	610,360	$33.09	4.16	$-
Exercisable, December 31, 2017	544,816	$35.91	3.66	$-

The aggregate intrinsic value at December 31, 2017 represents the total pre-tax intrinsic value, calculated as the difference between the Company’s closing stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options that could be exercised had been exercised on such date.

Net cash proceeds from the exercise of common stock options were $0 for the years ended December 31, 2017 and 2016. No income tax benefit was realized from stock option exercises during the years ended December 31, 2017 and 2016. The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The total intrinsic value of options exercised was $0 for the years ended December 31, 2017 and 2016. The total fair value of stock options vested during the years ended December 31, 2017 and 2016 was $758 and $2,619, respectively.

As of December 31, 2017, total unrecognized compensation cost related to stock options of $252 is expected to be recognized over a weighted-average period of 0.88 years.

As of December 31, 2017, the Company had 429,412 options remaining in the Stock Option Plan available for grant.

(d) Employee Stock Purchase Plan

In July 2014, the Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan (the “ESPP”) which was approved by the Company’s stockholders in June 2014 at the Company’s Annual Meeting of Stockholders. A total of 28,601 shares of the Company’s common stock are reserved for issuance under the plan, which permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company’s Board of Directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee purchase more than $25 worth of stock in the plan during each calendar year or purchase more than 500 shares per offering period. During the year ended December 31, 2017 and 2016, the Company recorded $4 and $11 of expense, respectively, under the ESPP. During the year ended December 31, 2017 and 2016 the Company issued 14,206 and 14,105 shares of common stock, respectively, under the ESPP. The ESPP is temporarily suspended as the transition from the NASDAQ to the OTCQB market has raised specific issues in properly administering the plan. The Company is currently evaluating whether to continue or terminate the ESPP.

(e) Warrants

On October 8, 2015, as part of the second amendment to the Term Loan Agreement and funding of the $10,000 tranche, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share (the “CRG Warrants”). The CRG Warrants are exercisable any time prior to October 8, 2020. The CRG Warrants are classified as equity on the Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively. The CRG Warrants were valued at $290 upon issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the twelve months ended December 31, 2017 or 2016.

On April 8, 2016, the Company further amended its Term Loan Agreement. As part of the amendment, the exercise price of the CRG Warrants was changed to allow the holder to purchase common shares in the Company at a price of $15.00 per share and CRG was issued an additional 35,000 warrants to purchase common shares at an exercise price of $15.00 (the “2016 CRG Warrants”). The modification to the terms of the CRG Warrants resulted in a change in fair value of $54 which was included as interest expense for the twelve months ended December 31, 2016. The change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 76%, an expected life of 4.5 years, a risk-free interest rate of 1.06%, and 0% dividend yield. The 2016 CRG Warrants are classified as equity on the Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively, and the warrants were valued at $106 upon issuance using the Black-Scholes Merton model assuming volatility of 76%, an expected life of 5.0 years, a risk-free interest rate of 1.30% and 0% dividend yield.

On May 9, 2016, the Company issued Series A Warrants to purchase 1,253,500 shares of common stock for $11.25 per common share in conjunction with shares of common and Series A Convertible Preferred Stock issued on the same date. The Series A Warrants can be exercised after May 9, 2017 (the “Initial Exercise Date”) and expire 5 years after the Initial Exercise Date. Fair value of the Series A Warrants, for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming volatility of 76%, an expected life of 6.0 years, a risk-free interest rate of 1.30%, and 0% dividend yield.

On October 12, 2017, the Company further amended its Term Loan Agreement. As part of the amendment, the exercise price of the CRG warrants was changed to allow the holder to purchase common shares in the Company at a price of $1.50 per share as well as provide broad anti-dilution protection such that the CRG Warrants shall maintain the same 1.22% ownership. The modification to the terms of the CRG Warrants and 2016 CRG Warrants resulted in a change in fair value of $44 which was included as interest expense for the twelve month ended December 31, 2017. The CRG Warrants change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 94%, an expected life of 2.99 years, a risk-free interest rate of 1.70% and 0% dividend yield. The 2016 CRG Warrants change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 90%, an expected life of 3.48 years, a risk-free interest rate of 1.80% and 0% dividend yield.

On December 8, 2017, the Company issued Series A Warrants to purchase 6,818,181 shares of common stock for $0.44 per share and Series B Warrants to purchase 6,818,181 shares of common stock for $0.44 per share in conjunction with shares of common stock and Series A Convertible Preferred stock issued on that same date. The Series A Warrants can be exercised immediately and expire 5 years after the issuance date. Fair Value of the Series A Warrants, for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk free interest rate of 2.14% and a 0% dividend yield and are classified as equity on the Consolidated Balance Sheet as of December 31, 2017. The Series B Warrants can be exercised immediately and expire 6 months after the issuance date. Fair value of the Series B warrants for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming a volatility of 158.6%, an expected life of 6 months, a risk free rate of 1.45% and a 0% dividend yield and are classified as equity on the Consolidated Balance Sheet as of December 31, 2017. In addition, we granted the placement agent compensation warrants to purchase 477,273 shares of common stock at $0.55 per share. The compensation warrants are in the same form as Series A warrants, excluding the exercise price, and will terminate on the five year anniversary date. The placement agent warrants are classified as equity on the Consolidated Balance Sheet as of December 31, 2017.

In connection with the offering the Company issued CRG warrants to purchase 83,240 shares of common stock at an exercise price of $1.50 (“2017 CRG Warrants”) as a result of triggering the anti-dilution clause of the debt amendment (see Footnote 5 for additional information). The anti-dilution clause is considered down-round protection, however the Company early adopted ASU 2017-11 and therefore the down-round feature is excluded from the consideration of whether the warrants are indexed to the Company’s own stock and therefore the warrants are not required to be liabilities under the guidance. The 2017 CRG Warrants are classified as equity on the Consolidated Balance sheet as of December 31, 2017 and were valued at $30 upon issuance using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk-free interest rate of 2.14% and 0% dividend yield.

The following table provides activity for warrants issued and outstanding during the two years ended December 31, 2017:

	Number of	Weighted average
	warrants	exercise
	outstanding	price
Outstanding, December 31, 2015	64,367	$8.98
Issued	1,288,500	10.99
Exercised	-	-
Expired	(29,367)	17.90
Outstanding, December 31, 2016	1,323,500	$10.73
Issued	14,196,875	0.45
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2017	15,520,375	$1.33

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

7. INCOME TAXES

Geographic sources of loss from continuing operations before income tax are as follows:

	December 31,
	2017	2016
Domestic	$15,183	$19,242
Foreign	918	678
Loss before income taxes	$16,101	$19,920

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets
Intangible assets	$71	$272
Stock options	3,035	4,135
Accruals and others	612	1,359
Net operating loss carryforwards	28,351	37,215
	32,069	42,981
Valuation allowance	(32,069)	(43,138)
Deferred tax asset	$-	$(157)
Deferred tax liability
Fixed Assets	$-	$157
Deferred tax liability	$-	$157
Deferred taxes, net	$-	$-

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31,
	2017	2016
Loss for the year before income taxes	$(16,101)	$(19,920)

Expected recovery of income taxes	$(5,474)	$(6,773)
State income tax, net of federal benefit	(422)	(416)
Stock based compensation	5	99
Warrants	-	(10)
Re-measurement of deferred liability	15,943	-
Adjustments to deferred tax assets	954	91
Non-deductible expense and other	63	53
Change in valuation allowance	(11,069)	6,956
Total recovery of income taxes	$-	$-

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

In July 2006, the FASB issued additional guidance which requires the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the provisions under this guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions under this guidance on January 1, 2007. The adoption of these provisions had no impact on the Company’s consolidated financial position or results of operations. At December 31, 2017 and 2016, the Company has no unrecognized income tax benefits and no material uncertain tax positions.

During the year ended December 31, 2012, a change of ownership for tax purposes causing Section 382 restrictions on the utilization of net operating losses occurred. No additional ownership changes arose through 2017. The ownership change in 2012, while limiting the annual utilization of net operating losses, will not cause the carryforwards generated subsequent to the Company’s last ownership change in October 2008 to expire unused. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. Utilization of net operating loss carryforwards are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, and similar state provisions whenever an ownership change has occurred. The ownership changes described above will limit the annual amount of net operating loss carryforwards that can be utilized to offset future taxable income.

At December 31, 2017, the Company had federal net operating loss carryforwards of approximately $113,173, state net operating loss carryforwards of approximately $91,567 and Canadian net operating loss carryforwards of approximately $11,063. The federal net operating loss carryforwards and the state net operating loss carryforwards begin to expire in 2028, and the Canadian net operating loss carryforwards begin to expire in 2026. The federal and state net operating loss carryovers reflected above do not include any net operating loss carryover which would expire unutilized solely as a result of Section 382 limitations arising in connection with the 2008 ownership change.

The Company’s policy is to recognize interest and penalties related to income tax matters in other expense. Because the Company has generated net operating losses since inception for both state and federal purposes, no additional tax liability, penalties or interest have been recognized for balance sheet or income statement purposes as of and for the two years ended December 31, 2017.

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

United States Tax Reform

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from 34% to 21% effective for the tax year beginning January 1, 2018. At December 31, 2017, the Company remeasured its deferred tax balances to reflect the new tax rate. The remeasurement reduced the company’s net deferred tax assets before valuation by $15.9 million with an offsetting decrease recorded in the valuation allowance

8. NET INCOME (LOSS) PER SHARE

Basic earnings per share (‘‘EPS”) excludes dilutive securities and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS.

The following are potentially dilutive securities which have not been used in the calculation of diluted loss per share as they are anti-dilutive:

	Year Ended December 31,
(in thousands of shares)	2017	2016
Stock options	629	714
Warrants	15,520	1,324
ESPP shares	-	8
Convertible preferred shares	2	369
Total	16,151	2,415

The following table is a reconciliation of the weighted average shares outstanding used for basic and diluted loss per share:

	Year Ended December 31,
	2017	2016
(in thousands of shares)
Weighted average shares outstanding - basic	5,790	4,648
Dilutive potential common shares	-	-
Weighted average shares outstanding - fully diluted	5,790	4,648

9. EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution, 401(k) retirement plan under which all full-time employees may contribute up to 90% of their annual salary, within IRS limits. The Company has not made any contributions to the retirement plan in the years ended December 31, 2017 and 2016.

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments relating to operating leases recognized on a straight line basis over the term of the lease for rental of office space and equipment from unrelated parties, expiring at various times through June 30, 2018. The total future minimum obligation under these various leases for 2018 and 2019 are $272, and $1, respectively. Rent expensed under these leases was $489 and $494 for the years ended December 31, 2017 and 2016 respectively. The Company leases office facilities under an operating lease agreement. The initial term of the lease is five years and includes periodic rent increases and a renewal option.

Effective October 1, 2006, the Company entered into a patent license and royalty agreement with the University of California San Diego to obtain a second exclusive license to make, use, sell, offer for sale, and import existing TearLab technology. The Company is required to make royalty payments of $35 or 5.5% of gross sales per year, whichever is higher. Additionally, the Company is required to pay a royalty of 30% of any sublicense fees it receives prior to receiving FDA approval and 25% of any sub-license fees it receives after FDA approval. The Company incurred fees of $1,466 and $1,398 under this agreement during the years ended December 31, 2017 and 2016, respectively. The Company had $ 757 and $790 in accrued royalties and accounts payable at December 31, 2017 and 2016, respectively. Future minimum royalty payments under this agreement as of December 31, 2017 are as follows:

2018	$35
2019	35
2020	35
2021	35
2022	35
Thereafter	210
Total	$385

On March 12, 2003, the Company entered into a patent license and royalty agreement with the University of California San Diego to obtain an exclusive license to make, use, sell, offer for sale, and import TearLab technology in development. Starting in 2009, the Company was required to make minimum royalty payments of $35 or 5.5% of gross sales per year, whichever is higher. However, if this new technology is combined with existing technology, the maximum royalty payable on the sale of the combined products would be 5.5% of gross sales per year. As the new technology is currently in development, there is no revenue and the minimum royalty payment of $35 is applicable. Future minimum royalty payments under this agreement as of December 31, 2017 are as follows:

2018	$35
2019	35
2020	35
2021	35
2022	35
Thereafter	210
Total	$385

On March 7, 2016, the Company, through its subsidiary, TearLab Research, Inc., entered into a supply and development agreement (“Supply Agreement”) with MiniFAB (Aust) Pty Ltd (“MiniFAB”). The agreement is an exclusive supply agreement through June 2021, for the purchase and delivery of individual osmolarity test cards with the freight costs borne by MiniFab. The Company has the benefit of a lower purchase price that will remain in place until the earlier of, the Company reaches an annual volume of 4.5 million test cards or March 31, 2018. Certain savings from freight costs will remain in place throughout the agreement. The Supply Agreement requires, in any given 6 calendar months, the Company must place aggregate purchase orders equal to at least 50% of the orders forecasted for that 6 month period at its onset. The Supply Agreement can be extended by either party for a term of five years with the option for the Company to buyout the exclusive supply provision during any extended term. This Supply Agreement replaces the August 2011 agreement between MiniFAB and the Company.

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

In the normal course of business, the Company enters into purchase obligations for future goods and services needed for the operations of the business. Such commitments are generally not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity. However, in September 2017, we agreed to a $0.7 million settlement with one of our suppliers for raw materials purchased by the supplier in excess of needed demand related to the cancellation of purchase orders. The $0.7 million settlement was charged to cost of goods sold for the twelve months ended December 31, 2017.

Contingencies

We are not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us, that we believe would materially affect our business, operating results, financial condition or cash flows. Our industry is characterized by frequent claims and litigation including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. As a result, in the future, we may be involved in various legal proceedings from time to time.

We initiated a patent infringement lawsuit against i-Med Pharma, Inc. in February of 2016 alleging infringement of our Canadian patent. In February 2018, the Federal Court of Canada issued a ruling in favor of i-Med Pharma, Inc. which invalidated specific claims in our Canadian patent which were alleged to be infringed. We are appealing this ruling to the Canadian Federal Appellate Court. As part of the ruling, the Federal Court ruling awarded costs to i-Med Pharma, Inc., which will be payable after the Court reviews submissions from both parties and issues a cost award. We have, over the course of the litigation, made various deposits with the Canadian Federal Court against a potential cost award to the defendant and during the fourth quarter of 2017 expensed these prior deposits and accrued an additional amount that is the lower of our estimated range of loss in accordance with ASC 450 Loss Contingencies. We do not believe that the outcome of this litigation will materially affect our business, operating results, financial condition or cash flows.

11. Restructuring Costs

On December 15, 2017 the Company approved a new business model plan to maintain its current customer and annuity revenue base, focus resources on the development and generation of clinical data for our next generation TearLab DiscoveryTM Platform and reduce the Company’s cash burn rate. In connection with the restructuring the Company recorded restructuring expenses of $322 primarily related to employee cost and one-time contract termination costs. Liabilities related to the restructuring are included in accrued liabilities in the Consolidated Balance Sheet. The following table summarizes the total expenses recorded related to the restructuring:

	Employee Costs	Other Costs	Total
Restructuring Expense	$219	$103	$322
Settlement of obligations	(122)	-	(122)
Accrued obligations as of December 31, 2017	$97	$103	$200

12. SUBSEQUENT EVENTS

To align with the Company’s previously announced plans to streamline operations and focus resources on the development and generation of clinical data for its next generation TearLab DiscoveryTM Platform, on January 16, 2018, Mr. Thomas Davidson, Jr., Dr. Adrienne Graves, Mr. Donald Rindell and Dr. Brock Wright resigned as members of the Company’s board of directors. The aforementioned individuals’ resignations from the board of directors was not the result of any disagreement with the Company relating to the Company’s operations, policies or practices and were voluntary. The Company currently plans to maintain the size of the board of directors subsequent to these resignations at five members.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2017 our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework, our management has concluded that the Company’s internal control over financial reporting was effective, at the reasonable assurance level, as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

To align with the Company’s previously announced plans to streamline operations and focus resources on the development and generation of clinical data for its next generation TearLab DiscoveryTM Platform, on January 16, 2018, Mr. Thomas Davidson, Jr., Dr. Adrienne Graves, Mr. Donald Rindell and Dr. Brock Wright resigned as members of the Company’s board of directors. The aforementioned individuals’ resignations from the board of directors was not the result of any disagreement with the Company relating to the Company’s operations, policies or practices and were voluntary. The Company currently plans to maintain the size of the board of directors subsequent to these resignations at five members.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our Proxy Statement related to the 2018 Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instructions G(3) of form 10-K and is incorporated in this report by reference.

ITEM 11. Executive Compensation

The information required by this item will be set forth in our Proxy Statement related to the 2018 Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instructions G(3) of form 10-K and is incorporated in this report by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement related to the 2018 Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instructions G(3) of form 10-K and is incorporated in this report by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement related to the 2018 Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instructions G(3) of form 10-K and is incorporated in this report by reference.

ITEM 14. Principal Accounting Fees and Services

The information required by this item will be set forth in our Proxy Statement related to the 2018 Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instructions G(3) of form 10-K and is incorporated in this report by reference.

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

Exhibit Number	Exhibit Description	Incorporated by Reference

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect	Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.2	Amended and Restated By-Laws of the Registrant currently in effect	Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.4 to the Registrant’s Post Effective Amendment No. 1 to Form S-3 filed with the Commission on July 15, 2013 (file no. 333-189372)

3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1/A No. 2 filed with the Commission on April 29, 2016 (file no. 333-210326)

Exhibit Number	Exhibit Description	Incorporated by Reference

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2016 (file no. 000-51030)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2017 (file no. 000-51030)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2017 (file no. 000-51030)

3.10	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Exhibit 3.9 to the Registrant’s Registration Statement on Form S-1/A No. 3 filed with the Commission on November 22, 2017 (file no. 333-220080)

4.1	Form of Common Stock Purchase Warrant Agreement	Exhibit A to the Registrant’s free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)

4.2	Form of Common Stock Purchase Warrant Agreement	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

4.3	Form of Senior Indenture	Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on January 2, 2015 (file no. 333-201355)

4.4	Form of Subordinated Indenture	Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on January 2, 2015 (file no. 333-201355)

4.5	Form of warrant issued to certain affiliated funds of CRG LP (formerly known as Capital Royalty) pursuant to the terms of the Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, Amendment 3, dated December 31, 2015, and Amendment 4, dated April 7, 2016, by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of April 7, 2016	Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2016 (file no. 000-51030)

4.6	Form of Series A Warrant	Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1/A No. 2 filed with the Commission on April 29, 2016 (file no. 333-210326)

4.7	Form of Series A/Series B Warrant	Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A No. 3 filed with the Commission on November 22, 2017 (file no. 333-220080)

10.1	License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.2		Amendment No. 1, dated June 9, 2003, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.3		Amendment No. 2, dated September 5, 2005, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.4		Amendment No. 3, dated July 7, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.5		Amendment No. 4, dated October 9, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.6		Terms of Business, dated February 5, 2007, between Invetech Pty Ltd. and TearLab, Inc.	Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.7		Amendment No. 5, dated June 29, 2007, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.8	#	Securities Purchase Agreement, dated as of March 14, 2010, by and between the Registrant and certain investors.	Registrant’s free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)

10.9		Form of Director and Affiliate Letter Agreement	Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.10		Deed and Amendment, dated December 22, 2011, to Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB AB (Aust) Pty Ltd. Dated August 1, 2011 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2011 (file no. 000-51030)

10.11		Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB (Aust) Pty Ltd, dated August 1, 2011. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2011 (file no. 000-51030)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.12		Purchase Agreement, dated as of April 11, 2012, by and between the Registrant and Craig-Hallum Capital Group LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2012 (file no. 000-51030)

10.13	#	Form Change of Control Severance Agreement (for US executives).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)

10.14	#	Form Change of Control Severance Agreement (for Canadian executives).	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)

10.15	#	Offer Letter, dated September 24, 2013, by and between the Registrant and Joseph Jensen.	Exhibit 10.1# to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2013 (file no. 000-50789)

10.16	#	Nonstatutory Stock Option Agreement, dated October 21, 2013, by and between the Company and Joseph Jensen.	Exhibit 10.1# to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2013 (file no. 000-50789)

10.17		Asset Purchase Agreement, dated March 14, 2014 by and among AOA Excel, Inc., Occulogix LLC and TearLab Corporation.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2014 (file no. 000-51030)

10.18		Term Loan Agreement, dated as of March 4, 2015, by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 10, 2015 (file no. 000-51030)

10.19	#	Nonstatutory Stock Option Agreement, dated April 21, 2014 by and between the Company and Paul Smith	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 21, 2014 (file no. 000-51030)

10.20	#	Offer Letter, dated May 15, 2015, by and between the Registrant and Wes Brazell	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2015 (file no. 000-51030)

10.21	#	2002 Stock Option Plan, as amended effective as of February 5, 2015.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2015 (file no. 000-51030)

10.22	#	OcuHub LLC 2015 Equity Incentive Plan	Exhibit 10.22 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

10.23	#	Option Agreement dated as of October 1, 2015 by and between OcuHub LLC and Elias Vamvakas	Exhibit 10.23 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.24	#	Profits Interest Award Agreement dated as of October 1, 2015 by and between OcuHub LLC and Elias Vamvakas	Exhibit 10.24 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

10.25		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, and Amendment 2, dated August 6, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of December 31, 2015	Exhibit 10.25 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

10.26	#	Employment Agreement, dated as of December 31, 2015, by and between the Registrant and Elias Vamvakas	Exhibit 10.26 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

10.27	*	Manufacturing, Supply and Development Agreement between MiniFAB (Aust) Pty Ltd and TearLab Research, Inc., dated March 7, 2016	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2016 (file no. 000-51030)

10.28		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, and Amendment 3, dated December 31, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of April 7, 2016	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2016 (file no. 000-51030)

10.29	*	Amended and Restated Cooperative Marketing Agreement between PRN Physician Recommended Nutriceuticals, LLC and TearLab Research, Inc.	Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 10, 2017 (file no. 000-51030)

10.30		Termination of Cooperative Marketing Agreement between PRN Physicians Recommended Nutriceuticals, LLC and TearLab Research, Inc.	Exhibit 10.3 to the Registrant’s Quarterly Report on From 10-Q file with the Commission on August 14, 2017 (file no. 000-51030)

10.31		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, and Amendment 3, dated December 31, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of October 12, 2017.	Exhibit 10.1 to the Registrant’s Quarterly Report on From 10-Q file with the Commission on November 13, 2017 (file no. 000-51030)

10.32	#	Amendment to Employment Agreement, dated as of June 15, 2017 by and between the Registrant and Joseph Jensen	Exhibit 10.1 to the Registrant’s Quarterly Report on From 10-Q file with the Commission on August 14, 2017 (file no. 000-51030)

10.33	#	Amendment to Employment Agreement, dated as of June 15, 2017 by and between the Registrant and Joseph Jensen	Exhibit 10.2 to the Registrant’s Quarterly Report on From 10-Q file with the Commission on August 14, 2017 (file no. 000-51030)

10.34		Securities Purchase Agreement	Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A No. 3 filed with the Commission on November 22, 2017 (file no. 333-220080)

21.1		Subsidiaries of Registrant.	Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on July 28, 2011 (file no. 333-175861)

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (included on signature page).

31.1		CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2		CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1		CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

Exhibit Number	Exhibit Description	Incorporated by Reference

32.2	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

101.INS●	XBRL Instance.

101.SCH●	XBRL Taxonomy Schema.

101.CAL●	XBRL Taxonomy Extension Calculation.

101.DEF●	XBRL Taxonomy Extension Definition.

101.LAB●	XBRL Taxonomy Extension Labels.

101.PRE●	XBRL Taxonomy Extension Presentation

*       *       *

#Management compensatory plan, contract or arrangement

*	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Securities and Exchange Commission.

●	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1924, as amended, and otherwise is not subject to liability under these sections.

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

Dated: March 2, 2018	TearLab Corp.

	By:	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 2, 2018	By:	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer and Director (principal executive officer)

Dated: March 2, 2018	By:	/s/ Wes Brazell
Wes Brazell
Chief Financial Officer (principal financial and accounting officer)

Dated: March 2, 2018	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chairman of Board of Directors

Dated: March 2, 2018	By:	/s/ Anthony Altig
Anthony Altig
Director

Dated: March 2, 2018	By:	/s/ Richard L. Lindstrom, M.D.
Richard L. Lindstrom, M.D.
Director

Dated: March 2, 2018	By:	/s/ Paul Karpecki
Paul Karpecki
Director