Form 10-Q
period 2018-03-31
TearLab Corp
filed 2018-05-11
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,438,998 as of May 7, 2018.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “pursue,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our ability to continue as a going concern;
●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;
●	Our future strategy, structure, and business prospects and the ability to identify and execute any strategic alternatives;
●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner while our common stock is traded on the OTCQB market;
●	The planned continued commercialization of our current product;
●	Our ability to expand into next generation products, including our expectations regarding the TearLab DiscoveryTM Platform and the 510(k) application process;
●	Our ability to meet the financial covenants under our credit facilities;
●	Use of cash, cash needs and ability to raise capital;
●	The size and growth of the potential markets for our product and technology;
●	The effect of our strategy to streamline our organization and lower our costs, including the impact of our new business model adopted in December 2017;
●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
●	Our anticipated expansion of United States and international sales and operations;
●	Our ability to obtain and protect our intellectual property and proprietary rights;
●	The results of our clinical trials;
●	Our ability to maintain reimbursement for our product and support our pricing strategies;
●	Our ability to execute our marketing strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals given our reduced commercial resources;
●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;
●	Our beliefs about our employee relations;
●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals; and
●	The impact of our delisting from the NASDAQ Capital Market and our common stock being traded on the OTCQB.

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

TearLab Corporation

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of U.S. dollars except number of shares)

(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current assets
Cash	$7,431	$7,272
Accounts receivable, net	1,452	1,536
Inventory	1,683	1,998
Prepaid expenses and other current assets	629	690
Total current assets	11,195	11,496

Fixed assets, net	2,460	2,739
Intangible assets, net	7	10
Other non-current assets	50	100
Total assets	$13,712	$14,345

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,073	$1,720
Accrued liabilities	2,649	2,859
Deferred rent	34	42
Current portion of long-term debt	3,630	-
Total current liabilities	7,386	4,621

Long-term debt, net of current portion	25,770	28,290

Total liabilities	33,156	32,911

Commitments and contingencies (Note 8)

Stockholders’ deficit
Capital stock
Preferred Stock, $0.001 par value, 10,000,000 authorized, 934 and 2,012 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 40,000,000 authorized, 10,438,998 and 7,986,998 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10	8
Additional paid-in capital	510,238	510,235
Accumulated deficit	(529,692)	(528,809)
Total stockholders’ deficit	(19,444)	(18,566)
Total liabilities and stockholders’ deficit	$13,712	$14,345

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2018	2017

Revenue
Product sales	$5,775	$5,987
Reader equipment rentals	671	714
Total revenue	6,446	6,701
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	1,836	2,542
Cost of goods sold - reader equipment depreciation	288	466
Gross profit	4,322	3,693
Operating expenses
Sales and marketing	1,020	3,332
Clinical, regulatory and research & development	1,041	1,564
General and administrative	2,044	2,187
Total operating expenses	4,105	7,083
Income (loss) from operations	217	(3,390)
Other income (expense)
Interest income (expense)	(1,105)	(1,028)
Other, net	5	(3)
Total other income (expense)	(1,100)	(1,031)
Net loss and comprehensive loss	$(883)	$(4,421)
Weighted average shares outstanding - basic and fully diluted	9,562,122	5,367,311
Net loss per share	$(0.09)	$(0.82)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	March 31,
	2018	2017

OPERATING ACTIVITIES
Net loss for the period	$(883)	$(4,421)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	8	289
Depreciation of fixed assets	353	521
Amortization of intangible assets	3	15
Deferred interest on long-term debt	914	302
Amortization of debt discount	193	154
Changes in operating assets and liabilities:
Accounts receivable, net	84	13
Inventory	314	(131)
Prepaid expenses and other assets	111	10
Accounts payable	(647)	889
Accrued liabilities	(210)	123
Deferred rent/revenue	(8)	(12)
Cash provided by (used in) operating activities	232	(2,248)

INVESTING ACTIVITIES
Additions to fixed assets	(73)	(223)
Cash used in investing activities	(73)	(223)

FINANCING ACTIVITIES
Repurchase of fractional shares upon reverse stock split	-	(3)
Proceeds from the issuance of employee stock purchase plan shares	-	35
Cash provided by financing activities	-	32

Increase (decrease) in cash and cash equivalents during the period	159	(2,439)
Cash, beginning of period	7,272	15,471
Cash, end of period	$7,431	$13,032

Supplemental cash flow information
Cash paid for interest	$-	$571

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained substantial losses of $883 and $4,421 for the three months ended March 31, 2018 and 2017, respectively. Based on the Company’s expected rate of cash consumption in the latter quarters of 2018, the Company estimates it will need additional capital in the first quarter of 2019 and its prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. However, the Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or significantly reduces the cash consumed in the operations of the Company, the Company anticipates that it will be unable to continue operations through the end of the first quarter of 2019 without violating an existing covenant on the Term Loan Agreement (see Note 5). As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2017. The audited financial statements for the year ended December 31, 2017, filed with the SEC with the Company’s annual report on Form 10-K on March 5, 2018 include a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Management believes that all adjustments necessary for the fair presentation of results, consisting of normal recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.

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

Revenue recognition

On January 1, 2018 the Company adopted Topic 606 – Revenue from Contracts with Customers using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605 – Revenue Recognition.

There was no net reduction to opening retained earnings as a result of adopting Topic 606 and no impact to revenues for the three months ended March 31, 2018.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services which includes estimates of variable consideration that results from returns, rebates or test card replacements. The Company records allowances for returns or rebates and reports revenue net of such amounts, which was immaterial for the three months ended March 31, 2018. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms are typically upon shipment or net 30.

The Company sells its proprietary TearLab® Osmolality System and related test cards to external customers, who are primarily eye care professionals, for use in osmolality testing procedures. Revenue is primarily derived from the sale of disposable test cards. Products are generally shipped from a distribution and warehousing facility located in San Diego, California. The Company’s sales are currently direct to customers in the United States and to distributors in the rest of the world.

The Company enters into contracts where revenue is derived either from agreements whereby the customer is provided the right to use the TearLab®Osmolarity System (reader equipment) at no separate cost to the customer in consideration for a minimum or implied purchase commitment of disposable test cards over the related contract term (referred to as either “Use Agreements”, “Masters Agreements” or “Flex Agreements”), or from agreements to sell the reader equipment and disposable test cards at their stand-alone selling price with no contractual future purchase commitment (referred to as “Purchase Agreements”).

Use, Masters, and Flex Agreements

Purchase commitments for Use Agreements and Flex Agreements are expressed in the agreement for a specified period of time (generally one to three years). The purchase commitment for Masters Agreements is implied for large physician practices with an expectation of purchasing certain levels of test cards. The Company recovers the cost of providing the reader equipment in the amount charged for disposable test cards. Two performance obligations exist under these contracts, related to the customers’ right to use the reader equipment and orders of test cards. As the customer has the ability and right to operate the reader equipment in a manner it determines as well as obtain the output from using the reader equipment, the revenue related to the reader equipment use performance obligation is recognized in accordance with ASC 840 – Leases, wherein revenue related to the reader equipment is recognized over the defined contract term. Revenue related to disposable test cards is recognized as the disposable test cards are shipped. Based on the nature of these contracts, which provide terms for the future purchase of test cards but do not contractually obligate the customer to do so, each purchase of test cards is treated as its own distinct contract with a performance obligation to provide the test cards ordered, memorialized by the customers’ purchase order/request. Revenue under such agreements is allocated between the lease of the reader equipment and the sale of the disposables based upon each component’s relative standalone selling price, which is estimated using the selling prices of the reader device and test cards under Purchase Agreements, discussed further below.

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

Purchase Agreements

Revenue recognition for Purchase Agreements is based on the individual performance obligations determined to exist in the contract. Since the reader equipment and the test cards are separate and distinct delivered items, the delivery of each are considered separate performance obligations. The reader equipment and test cards are separately identified under the Purchase Agreements and are sold at their standalone selling price. The Company recognizes revenue for each of the performance obligations only when it determines that all applicable recognition criteria have been met, which is usually upon shipment to the customer. Under Purchase Agreements, the customer is not contractually obligated to purchase additional test cards, and each subsequent order of test cards represents a separate and distinct contract with the performance obligation to provide the test cards ordered.

Amounts billed to customers for shipping and handling of a sales transaction are included as revenue. For the three months ended March 31, 2018 and 2017, the Company recognized revenue from shipping and handling of $39 and $44, respectively.

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	Three months ended March 31,
	2018	2017

Product Sales	$5,775	$5,987
Reader Equipment Rentals	671	714
	$6,446	$6,701

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the separate prices charged to customers for the reader device and test cards under Purchase Agreements.

Return Reserve

Although the Company has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenue at the time of shipment based on historical experience. The reserve of $7 and $9 as of March 31, 2018 and December 31, 2017, respectively, has been recorded as a reduction of revenue and is included in accounts receivable.

Practical Expedients and Exemptions

We generally expense outside sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Recent accounting pronouncements

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) Part I. Accounting for Certain Financial Instruments with Down Round Features Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. ASU 2017-11 is effective for fiscal years and interim periods after December 31, 2018. The Company early adopted ASU 2017-11 effective December 31, 2017.

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

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Additionally, accounting for leased reader equipment is outside the scope of Topic 606, therefore our leased reader equipment revenue is recognized under ASC 840, Leases.

TearLab Corporation

3. BALANCE SHEET DETAILS

Accounts receivable

	March 31, 2018	December 31, 2017

Trade receivables	$1,869	$2,044
Allowance for doubtful accounts	(417)	(508)
	$1,452	$1,536

Inventory

Inventory is recorded at the lower of cost and net realizable value and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

	March 31, 2018	December 31, 2017

Finished goods	$1,684	$2,125
Inventory reserves	(1)	(127)
	$1,683	$1,998

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

Prepaid expenses and other current assets

	March 31, 2018	December 31, 2017
Prepaid trade shows	$-	$14
Prepaid insurance	213	313
Manufacturing deposits	230	-
Subscriptions	133	311
Other fees and services	53	52
	$629	$690

TearLab Corporation

Fixed assets

	March 31, 2018	December 31, 2017
Capitalized TearLab equipment	$7,213	$8,437
Leasehold improvements	60	60
Computer equipment and software	895	915
Furniture and office equipment	437	436
Medical equipment	1,220	1,180
	$9,825	$11,028
Less accumulated depreciation	(7,365)	(8,289)
	$2,460	$2,739

Depreciation expense was $353 and $521 during the three months ended March 31, 2018 and 2017, respectively.

Accrued liabilities

	March 31, 2018	December 31, 2017
Due to professionals	$414	$193
Due to employees and directors	1,018	944
Sales and use tax liabilities	235	253
Royalty liability	227	447
Warranty	129	131
Restructuring	44	200
Other	582	691
	$2,649	$2,859

The change in royalty liability is attributable to an amended patent license and royalty agreement with the University of California San Diego with an effective date of July 1, 2017, which reduced the royalty to 3% from 5.5% (see Note 8).

TearLab Corporation

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc., a wholly-owned subsidiary of the Company and a prescriber list. The TearLab Technology, which consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company. Amortization expense for the three months ended March 31, 2018 and 2017 was $3 and $15, respectively.

Intangible assets subject to amortization consist of the following:

	Remaining Useful Life	Gross Value at	Accumulated	Net Book Value at
	(Years)	March 31, 2018	Amortization	March 31, 2018

TearLab® technology	0	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(264)	7
Prescriber list	0	90	(90)	-
Total		$12,533	$(12,526)	$7

	Gross Value at	Accumulated	Net Book Value at
	December 31, 2017	Amortization	December 31, 2017

TearLab® technology	$12,172	$(12,172)	$-
Patents and trademarks	271	(261)	10
Prescriber list	90	(90)	-
Total	$12,533	$(12,523)	$10

The estimated amortization expense for the intangible assets for the remainder of 2018 and thereafter is as follows:

Amortization
of intangible
assets

Remainder of 2018	$5
Thereafter	2
$7

5. TERM LOAN

On March 4, 2015, the Company executed a term loan agreement (the “Term Loan Agreement”) with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35,000 under the arrangement. The Company received $15,000 in gross proceeds under the arrangement on March 4, 2015, and an additional $10,000 on October 6, 2015. The Term Loan Agreement matures on December 31, 2020 and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. While interest on the loan is accrued at 13% per annum, the Company may elect to make interest-only payments at 8.5% per annum. The unpaid interest of 4.5% is added to the principle of the loan and is subject to additional accrued interest (“PIK interest”). The accrued interest can be deferred and paid together with the principle in the fifth and sixth years.

As part of the amended Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “CRG Warrants”). The CRG Warrants have a five-year life. The CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. The CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. On April 7, 2017, the Company amended the Term Loan Agreement and the Company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at $15.00 per share, which expires 5 years after issuance.

On April 4, 2018 with an effective date of March 31, 2018, the Company entered into an Amendment to the Term Loan Agreement. Pursuant to the terms of the Amendment, the cash interest payments due in 2018 will be deferred and added to the principal balance under the Loan Agreement at the end of each quarter. The Amendment also provides for an additional facility fee equal to 3% of the sum of the aggregate amount of the principal drawn under the Term Loan Agreement and any PIK loans issued, so that the total facility fee shall be 9.5%, applicable to the entire balance. In addition, the Amendment reduces the minimum liquidity covenant to $3 million. Concurrent with the reduction of the liquidity covenant the Company agreed to repay CRG $1.0 million of principal on the Term Loan Agreement in April 2018. Lastly, this amendment reduced the strike price of the existing CRG Warrants to $0.44 per share (see Note 6). The Amendment was accounted for as a modification in accordance with U.S. GAAP.

TearLab Corporation

The loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. On October 12, 2017, the Company amended the Term Loan Agreement to change the required minimum revenue levels. The amended minimum revenue is $25,000 for 2018, $38,000 for 2019 and $45,000 for 2020. The amendment also reduced the exercise price of all of the CRG Warrants from $15.00 per share to $1.50 per share as well as provide broad anti-dilution protection such that the CRG Warrants shall maintain the same 1.22% ownership following any capital raises the Company completed through March 31, 2018. The minimum cash balance required was reduced to $3,000, subject to certain conditions.

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

At March 31, 2018, the Company was in compliance with all of the covenants.

As part of the amended Term Loan Agreement, on the earlier of the maturity date or the date the term loan is paid off in full, the Company will pay a facility fee equal to 9.5% of the aggregate principal amount of the loan, including accrued PIK interest (the “Facility Fee”). The Facility Fee is being accrued to interest expense using the effective interest method.

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

The following is a summary of the Term Loan Agreement as of March 31, 2018 and related maturities of outstanding principal:

Principal balance outstanding	$25,000
PIK interest	4,038
Facility fee	880
less discount on term loan:
deferred financing fees, net	(284)
detachable warrants, net	(234)
$29,400
Less, current portion of Term loan	3,630
Total Term Loan	$25,770

TearLab Corporation

Principal due for each of the next 3 years:

2018	$-
2019	14,519
2020	15,399
Total principal due	29,918
Less: discount on term loan	(518)
Total term loan	$29,400

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

(b) Common and preferred shares

On December 8, 2017, the Company issued 2,013,636 shares of common stock, 2,114 shares of Series A Convertible Preferred Stock (“Preferred Stock”), Series A warrants to purchase 6,818,181 shares of common Stock (“Series A Warrants”) and Series B warrants to purchase 6,818,181 shares of common stock (“Series B Warrants”) for gross proceeds of $3,000, less issuance costs of $596. Additionally, the Company granted the placement agent compensation warrants to purchase 477,273 shares of common stock. The Preferred Stock is convertible, subject to certain limitations, into an aggregate of 4,804,545 shares of common stock, contains no voting rights, participates in any common stock dividends and is treated as if converted upon any ordinary liquidation event. The common stock, Preferred Stock, and the Series A Warrants and Series B Warrants are all included in equity in the Company’s consolidated balance sheets as of March 31, 2018 and December 31, 2017. The net proceeds were allocated to common stock, Preferred Stock, Series A Warrants and Series B Warrants based on their relative fair values as follows:

Common stock	$327
Preferred stock	781
Series A warrants	804
Series B warrants	492
Net proceeds	$2,404

As of March 31, 2018, 1,180 shares of Series A Preferred Stock have been converted into 2,682,909 shares of common stock.

TearLab Corporation

(c) Stock Incentive Plan

On June 23, 2017, the Company’s stockholders approved an amendment to the 2002 Stock Incentive Plan (the “Stock Incentive Plan”), to increase the total number of shares reserved for issuance to 1,070,000 from 720,000. Stock Incentive Plan shares are available for grant to employees, directors and consultants. Shares granted under the Stock Incentive Plan may be either incentive stock options or non-statutory stock options. Under the terms of the Stock Incentive Plan, the exercise price per share for an incentive stock option shall not be less than the fair market value of a share of stock on the effective date of grant and the exercise price per share for non-statutory stock options shall not be less than 85% of the fair market value of a share of stock on the date of grant. No option granted to a holder of more than 10% of the Company’s common stock shall have an exercise price per share less than 110% of the fair market value of a share of stock on the effective date of grant.

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

Share-based payment transactions with employees are recognized in the condensed consolidated financial statements based on their fair value and recognized as compensation expense over the vesting period. The amount of expense recognized during the period is affected by subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.

The following table sets forth the total stock-based compensation expense resulting from stock options and the employee stock purchase plan included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended
	March 31,
	2018	2017

Sales and marketing	$18	$146
Clinical, regulatory and research and development	8	43
General and administrative	(18)	100
Stock-based compensation expense before income taxes	$8	$289

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

The price at which stock is purchased under the ESPP is equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company’s Board of Directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee purchase more than $25 worth of stock in the plan during each calendar year or purchase more than 500 shares per offering period. During the three months ended March 31, 2018 and 2017, the Company recorded $0 and $3 of expense, respectively, under the ESPP. During the three months ended March 31, 2018 and 2017, the Company issued 0 and 7,512 shares of common stock under the ESPP, respectively. In early 2018, the Company terminated the Employee Stock Purchase Plan.

(e) Warrants

On October 8, 2015, as part of the second amendment to the Term Loan Agreement and funding of the $10,000 tranche, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share (the “CRG Warrants”). The CRG Warrants are exercisable any time prior to October 8, 2020. The CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. The CRG Warrants were valued at $290 upon issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the three months ended March 31, 2018 or 2017.

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

On October 12, 2017, the Company further amended its Term Loan Agreement. As part of the amendment, the exercise price of the CRG warrants was changed to allow the holder to purchase common shares in the Company at a price of $1.50 per share as well as provide broad anti-dilution protection such that the CRG Warrants shall maintain the same 1.22% ownership following any capital raises the Company completed through March 31, 2018. The modification to the terms of the CRG Warrants and 2016 CRG Warrants resulted in a change in fair value of $44 which was included as interest expense. The CRG Warrants change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 94%, an expected life of 2.99 years, a risk-free interest rate of 1.70% and 0% dividend yield. The 2016 CRG Warrants change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 90%, an expected life of 3.48 years, a risk-free interest rate of 1.80% and 0% dividend yield.

On December 8, 2017, the Company issued Series A Warrants to purchase 6,818,181 shares of common stock for $0.44 per share and Series B Warrants to purchase 6,818,181 shares of common stock for $0.44 per share in conjunction with shares of common stock and Series A Convertible Preferred stock issued on that same date. The Series A Warrants can be exercised immediately and expire 5 years after the issuance date. Fair Value of the Series A Warrants, for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk free interest rate of 2.14% and a 0% dividend yield and are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. The Series B Warrants can be exercised immediately and expire 6 months after the issuance date. Fair value of the Series B Warrants for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming a volatility of 158.6%, an expected life of 6 months, a risk free rate of 1.45% and a 0% dividend yield and are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. In addition, we granted the placement agent compensation warrants to purchase 477,273 shares of common stock at $0.55 per share. The compensation warrants are in the same form as Series A Warrants, excluding the exercise price, and will terminate on the five year anniversary date. The placement agent warrants are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017.

In connection with the offering the Company issued CRG warrants to purchase 83,240 shares of common stock at an exercise price of $1.50 (“2017 CRG Warrants”) as a result of triggering the anti-dilution clause of the debt amendment (see Footnote 5 for additional information). The anti-dilution clause is considered down-round protection, however the Company early adopted ASU 2017-11 and therefore the down-round feature is excluded from the consideration of whether the warrants are indexed to the Company’s own stock and therefore the warrants are not required to be liabilities under the guidance. The 2017 CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 and were valued at $30 upon issuance using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk-free interest rate of 2.14% and 0% dividend yield.

In March 2018, in connection with the amended Term Loan Agreement, the existing CRG warrants had a change in strike price to $0.44. The modification to the terms of the CRG Warrants resulted in a change in fair value of $10 which was included as interest expense.

TearLab Corporation

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

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

(in thousands of shares)	As of March 31,
	2018	2017
Stock options	629	706
Warrants	15,520	1,324
ESPP shares	-	3
Convertible preferred shares	1	102

Total	16,150	2,135

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments relating to operating leases recognized on a straight line basis over the term of the lease for rental of office space and equipment from unrelated parties, expiring at various times through December 31, 2018. The Company leases office facilities under an operating lease agreement. The initial term of the lease is five years and includes periodic rent increases and a renewal option.

On May 1, 2018 with an effective date of July 1, 2017 the Company entered into a Restated License Agreement (the “Agreement”) to its exclusive license agreement for the commercial development of the invention disclosed in UCSD Disclosure Docket No. SD2002-180 and titled “Volume Independent Tear Film Osmometer” (UCSD License Agreement #2003-03-0433), dated as of March 12, 2003, as amended by Amendment 1, dated as of June 9, 2003, Amendment 2, dated as of September 5, 2005, Amendment 3, dated as of July 7, 2006, Amendment 4, dated as of October 9, 2006, and Amendment 5, dated as of July 9, 2007, by and among the Company and The Regents of the University of California (collectively the “Existing License”) to amend certain terms related to royalties under the Agreement and treatment upon a change of control transaction. The Company is required to make royalty payments of anywhere from 3% to 4.25% based on quarterly net sales. Additionally, the Company is required to pay a royalty of 20% of any sublicense fees it receives. Should a change of control transaction occur during the term of the agreement the royalty rates would range anywhere from 3.5% to 4.75% based on quarterly net sales and the Company would have to make a milestone payment of $0.5 million. In addition, if the Company has not commenced commercial sales of the TearLab DiscoveryTM Platform on or before July 1, 2019 the Company will be required to pay a milestone payment of 1.25% of cumulative net sales for the two year period following the effective date of the amendment.

TearLab Corporation

Effective October 1, 2006 the Company entered into a second patent license and royalty agreement with the University of California San Diego to obtain an exclusive license to make, use, sell, offer for sale, and import TearLab technology in development. Starting in 2009, the Company was required to make minimum royalty payments of $35 or 5.5% of gross sales per year, whichever is higher. However, if this new technology is combined with existing technology, the maximum royalty payable on the sale of the combined products would be 5.5% of gross sales per year. As the new technology is currently in development, there is no revenue and the minimum royalty payment of $35 is applicable.

Future minimum royalty payments under this agreement as of March 31, 2018 are as follows:

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

We initiated a patent infringement lawsuit against i-Med Pharma, Inc. in February 2016 alleging infringement of our Canadian patent. In February 2018, the Federal Court of Canada issued a ruling in favor of i-Med Pharma, Inc. which invalidated specific claims in our Canadian patent which were alleged to be infringed. We are appealing this ruling to the Canadian Federal Appellate Court. As part of the ruling, the Federal Court ruling awarded costs to i-Med Pharma, Inc., for $0.5 million. The final $0.2 million was paid in April 2018. We do not believe the outcome of this litigation will materially affect our business, operating results, financial condition or cash flows.

9. RESTRUCTURING COSTS

On December 15, 2017 the Company approved a new business model to maintain its current customer and annuity revenue base, focus resources on the development and generation of clinical data for our next generation TearLab DiscoveryTM Platform and reduce the Company’s cash burn rate. In connection with the restructuring the Company recorded restructuring expenses of $322 primarily related to employee cost and one-time contract termination costs at December 31, 2017. Liabilities related to the restructuring are included in accrued liabilities in the Condensed Consolidated Balance Sheet. The following table summarizes the activity related to the restructuring during the three months ended March 31, 2018:

	Employee Costs	Other Costs	Total
Accrued obligations as of December 31, 2017	$97	$103	$200
Settlement of obligations	(75)	(59)	(134)
Accrued obligations as of March 31, 2018	$22	$44	$66

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

Overview

We are an in-vitro diagnostic company that has commercialized a proprietary tear testing platform, the TearLab® Osmolarity System that enables eye care practitioners to test for a highly sensitive and specific biomarker using nanoliters of tear film at the point-of-care. Our first product measures tear film osmolarity for the diagnosis of Dry Eye Disease or DED.

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

On January 4, 2018, we announced that we had submitted a 510(k) application to the FDA for the potential clearance of the TearLab DiscoveryTM Platform. The submission covers Discovery and the MMP-9 biomarker. On February 14, 2018, we announced that the application had successfully passed the acceptance review phase with the FDA. On April 11, 2018 we announced that we received written feedback from the FDA, requesting that we provide additional information to establish correlation to the FDA-cleared predicate chosen to establish 510(k) substantial equivalence. We plan to submit our response to the FDA’s comments sometime in the third quarter of 2018, within the allowed 180-day timeframe. After securing FDA clearance, TearLab intends to pursue a CLIA waiver in an effort to prepare for commercialization in the US market.

TearLab Corporation

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

(in thousands)	Three months ended March 31,
	2018	2017	Change

TearLab revenue	$6,446	$6,701	$(255)
TearLab – cost of sales	2,124	3,008	(884)
TearLab gross profit	4,322	3,693	629
Gross profit percentage	67%	55%

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

Having received 510(K) clearance and a CLIA waiver from the FDA in the United States, we sell to customers in the United States who hold CLIA licenses and actively support and assist our customers to obtain their licenses or provide them with support from certified professionals. This CLIA waiver documentation allows us to sell our product to the approximately 50,000 eye care practitioners in the United States that are candidates to operate under a CLIA waiver certification.

We are working with our established distributors in Central and South America, Europe, Asia, Canada, and Australia to increase sales. The ability for reimbursement to be obtained in many of the countries where we have distributors will facilitate our ability to increase sales and stimulate the commercialization process. In countries where we have distributors, we are supporting physicians in local clinical trials and providing them with the required guidance to understand the relationship between DED and osmolarity and how to manage their patients with objective diagnostic data.

TearLab revenue for the three months ended March 31, 2018 was $6.4 million compared to $6.7 million for the three months ended March 31, 2017. This decrease was driven by the decrease in reader revenue compared to first quarter of 2017 as well as the termination of the PRN Physicians Recommended Nutriceuticals, LLC, cooperative marketing agreement in June 2017 and partially offset by a slight increase in test card utilization.

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

TearLab cost of sales for the three months ended March 31, 2018 decreased $0.9 million or 29% for the three months ended March 31, 2018 compared to March 31, 2017. The Company entered into a restated patent license and royalty agreement with the University of California San Diego with an effective date of July 1, 2017 that reduced cost of sales by $0.5 million. In addition, the decrease in cost of sales was driven by reduced reader deprecation related to fixed asset impairment recorded in December 2017 and lower revenue volume.

Gross Profit

TearLab gross profit for the three months ended March 31, 2018 was $4.3 million compared to the $3.7 million for the three months ended March 31, 2017. The gross profit percentage of revenue for the three months ended March 31, 2018 was 67% compared to 55% for the three months ended March 31, 2017. The improvement in gross profit percentage was driven by the restated patent license and royalty agreement with the University of California San Diego, discussed in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2018 and included in Item 1. Excluding the $0.5 million impact of the restated agreement, gross profit percentage would have been 59% for the three months ended March 31, 2018. Additionally, the change in gross profit was driven by the reduced depreciation due to fixed asset impairment of reader systems recorded in fourth quarter of 2017.

Operating Expenses

(in thousands)	Three months ended March 31,
	2018	2017	Change

Sales and marketing	$1,020	$3,332	$(2,312)
Clinical, regulatory and research and development	1,041	1,564	(523)
General and administrative	2,044	2,187	(143)
Operating expenses	$4,105	$7,083	$(2,978)

Sales and Marketing Expense

Sales and marketing expenses decreased by $2.3 million or 69% in the three months ended March 31, 2018, as compared with the three months ended March 31, 2017. The reduction in sales and marketing expenses is attributable to cost savings from our December 2017 organizational restructuring and the launch of our new business model aimed at reducing costs.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses decreased $0.5 million or 33.4% in the three months ended March 31, 2018 as compared with the three months ended March 31, 2017. The decrease in expense was primarily due to lower development cost of the TearLab DiscoveryTM Platform.

General and Administrative Expenses

Total general and administrative expenses decreased $0.1 million or 6.5% in the three months ended March 31, 2018 as compared with the three months ended March 31, 2017. The decrease was primarily due to the launch of our new business model that is aimed at reducing costs.

TearLab Corporation

Other Income (Expense)

(in thousands)	Three Months Ended March 31,
	2018	2017	Change

Interest income (expense)	$(1,105)	$(1,028)	$(77)
Other (net)	5	(3)	8
Other income	$(1,100)	$(1,031)	$(69)

Interest Income (Expense)

Interest expense for the three months ended March 31, 2018 and 2017 was from our long-term debt under the Term Loan Agreement. Interest expense increased for the three months ended March 31, 2018 when compared to the same period in the previous fiscal year based on larger average balances of long-term debt outstanding, the impact of the updated strike price of the warrants issued to the lenders, and changes to the facility fee.

Other (net)

Other income (loss) for the three months ended March 31, 2018 and 2017 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources

(in thousands)	March 31, 2018	December 31, 2017	Change
Cash and cash equivalents	$7,431	$7,272	$159
Percentage of total assets	54.2%	50.7%

Working capital	$3,809	$6,875	$(3,066)

Financial Condition

In December 2017 TearLab raised $3 million in gross proceeds through a registered direct offering to support our operations and regulatory expenses. In addition, in April 2018, with an effective date of March 31, 2018, we renegotiated our Term Loan Agreement with CRG. This new agreement lowers the minimum liquidity requirement from an end of the day cash balance of $5 million to $3 million and it defers cash interest payments due in 2018. These changes will allow our current funding to provide us with the time needed to gain our 510(k) approval for the Discovery™ Platform from the FDA as the Discovery™ Platform is critical to our success moving forward. Based on our current rate of cash consumption in addition to our projections, we estimate we will need additional capital in the first quarter of 2019. Our prospects for obtaining that capital are uncertain. Due to the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	Our ability to execute our commercial strategy with our current resources, under our new business model
●	the cost and results of continuing development of our next generation TearLab Discovery™ Platform including the cost of suppliers and service providers that require advance payment;
●	whether government and third-party payers agree to continue reimbursement of the TearLab ® Osmolarity System at current levels;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the effect of competing technological and market developments.

At the present time, our only product is the TearLab Osmolarity System, and although we have received 510(k) approval from the FDA and a CLIA waiver approval from the FDA, at this time we do not know when we will generate revenue from the TearLab Osmolarity System in the United States sufficient to fully fund our operations. If events or circumstances occur such that we do not meet our plans to fund the business, we may be required to reduce operating expenses and reduce the planned levels of inventory and fixed assets which could have an adverse impact on our ability to achieve our intended business objectives and/or continue the development of the TearLab Discovery™ Platform.

TearLab Corporation

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

On October 12, 2017, the Term Loan Agreement was further amended, under the fifth amendment, to change the required minimum revenue levels to $25 million for 2017 and 2018. In addition, subject to the condition of raising net equity proceeds of at least $7 million by March 31, 2018, the Amendment changes the definition of “Interest-only Period” and “PIK Period” from the sixteenth payment date to the twentieth payment date following the first borrowing date, which has the effect of extending the “Interest-only Period” and the “PIK” period throughout the calendar year 2019. Also, pursuant to the Amendment, the Company agreed to amend the warrants previously issued by the Company to CRG to (i) reduce the strike price to $1.50 per share and (ii) to include broad based anti-dilution protection such that the warrants shall maintain the same 1.22% ownership percentage following any capital raises the Company may complete through March 31, 2018.

On April 4, 2018, effective March 31, 2018, the Term Loan Agreement was further amended, under the sixth amendment to reduce the minimum liquidity covenant to $3 million, defer 2018 cash interest payments and add them to the outstanding principal amount of the loan and increase the facility fee by 3% to 9.5% and apply to the entire balance. In addition, CRG will now be able to designate a non-voting observer to attend all meetings and receive the same documents as other directors. This amendment also states that the exercise price of the warrants CRG received will be reduced to $0.44 cents per share and the borrower must repay $1 million of its principal.

The Term Loan Agreement is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. The minimum annual revenue threshold level required by the Term Loan Agreement for calendar year 2018 is $25.0 million. The minimum cash balance required is $3.0 million, subject to certain conditions.

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

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents and cash generated from revenue will be sufficient to sustain our operations into the first quarter of 2019. We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable. Our accounts receivable collections will be impacted by our ability to maintain current customers and annuity revenue base, while reducing costs as per our new business model.

We expect our primary uses of cash will be to fund our operating expenses and the development and generation of clinical data for our next generation platform.

Changes in Cash Flows

Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2018 was $0.2 million. Net cash provided by operating activities during the three month period was more than our net loss of $0.9 million primarily due to the depreciation of fixed assets, and deferred interest and the amortization of the discount on our long-term debt. In aggregate, these non-cash items totaled $1.5 million.

TearLab Corporation

The net change in working capital and non-current asset balances related to operations for the three months ended March 31, 2018 and 2017 consists of the following:

	Three Months Ended
(in thousands)	March 31,
	2018	2017
Changes in operating assets and liabilities:

Accounts receivable, net	$84	$13
Inventory	314	(131)
Prepaid expenses and other assets	111	10
Accounts payable	(647)	889
Accrued liabilities	(210)	123
Deferred rent/revenue	(8)	(12)
	$(356)	$892

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Inventory levels of test cards on hand decreased in the three months ended March 31, 2018 due to the management of on hand inventory based on 2018 projections; and

●	Accounts payable and accrued liabilities had a net decrease during the three months ended March 31, 2018 due to the management of spending based on our new business model as well as the amended patent license and royalty agreement with the University of California San Diego that reduced accounts payable and accrued liabilities by $0.5 million for the three months ended March 31, 2018.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $0.1 million and $0.2 million, respectively, to acquire fixed assets.

Cash Provided by Financing Activities

There was $0 in net cash provided by financing activities during the three months ended March 31, 2018. For the three months ended March 31, 2017, there was $0.03 million net cash provided by financing activities.

Off-Balance-Sheet Arrangements

As of March 31, 2018, we did not have any material off-balance-sheet arrangements as defined in Item 303(1)(4)(ii) of SEC Regulation S-K.

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

There were no significant changes during the three months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2018 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2018 included in Item 1.

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

TearLab Corporation

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at March 31, 2018 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

During the first quarter of 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We initiated a patent infringement lawsuit against i-Med Pharma, Inc. in February 2016 alleging infringement of our Canadian patent. In February 2018, the Federal Court of Canada issued a ruling in favor of i-Med Pharma, Inc. which invalidated specific claims in our Canadian patent which were alleged to be infringed. We are appealing this ruling to the Canadian Federal Appellate Court. As part of the ruling, the Federal Court ruling awarded costs to i-Med Pharma, Inc., for $0.5 million. The final $0.2 million was paid in April 2018. We do not believe that the outcome of this litigation will materially affect our business, operating results, financial condition or cash flows.

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

Based on a revised operating model that we implemented in December 2017, we expect that we will need to raise additional capital prior to the end of the first quarter of 2019. This estimate is subject to risk based primarily on our success in implementing the revised operating model, maintaining certain revenue levels despite a reduction in our commercial resources that was made in order to reduce our cash burn and accurately forecasting the remaining development expenses required to gain FDA clearance of our next generation diagnostic platform, and we cannot assure you that we will be successful in implementing this new model. Any financings undertaken to raise needed capital may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition, our ability to continue as a going concern and would be expected to result in a decline in our stock price. If we consummate such financings, the terms of such financings may adversely affect the interests of our existing stockholders. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail product development, manufacturing improvements, or sales generation programs, attempt to obtain funds through licensing certain technologies or products, or we may be required to significantly reduce expense, sell assets, seek a merger or joint venture partner, file for protection from creditors, liquidate all our assets or cease operations and wind down our business.

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

We have incurred losses in each year since our inception. As of March 31, 2018, we had an accumulated deficit of $529.7 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets or receive approval to commercialize our next generation TearLab DiscoveryTM Platform on a scale that will allow us to achieve and sustain profitability. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

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

The CRG loan is collateralized by all our assets. Additionally, the Term Loan Agreement contains various affirmative and negative covenants agreed to by the Company. Among them, we must attain minimum annual revenue and minimum cash threshold levels. The minimum annual revenue threshold levels required by the Term Loan Agreement are $25.0 million, $38.0 million and $45.0 million for calendar years 2018, 2019 and 2020, respectively. The minimum cash balance required is $3.0 million, subject to certain conditions.

If we do not have annual revenue greater or equal to the annual revenue covenant in a calendar year, we will have the right to cure by raising subordinated debt or equity equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement. We cannot assure you that we will be able to achieve the annual revenue thresholds and the daily cash threshold. We cannot assure you that we would be able to raise the financing described above, if required. In addition, in the event of our breach of the Term Loan Agreement, we may not be allowed to draw additional amounts under the Term Loan Agreement, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets.

Borrowings under the Term Loan Agreement are subject to certain conditions, including the non-occurrence of a material adverse change in our business or operations (financial or otherwise), or a material impairment of the prospect of repayment of obligations.

Our existing Term Loan Agreement contains restrictive and financial covenants that may limit our operating flexibility.

Our existing Term Loan Agreement contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the Term Loan Agreement. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the agreement. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under the Term Loan Agreement.

TearLab Corporation

Our financial results may vary significantly from year-to-year and quarter-to-quarter due to a number of factors, which may lead to volatility in the trading price of our common stock.

Our annual and quarterly revenue and results of operations have varied in the past and may continue to vary significantly from year-to-year and quarter-to-quarter. The variability in our annual and quarterly results of operations may lead to volatility in our stock price as research analysts and investors respond to these annual fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including:

●	fluctuations in demand for our products;
●	changes in customer budget cycles and capital spending;
●	seasonal variations in customer operations that could occur during holiday or summer vacation periods;
●	tendencies among some customers to defer purchase decisions until the end of the quarter or fiscal year;
●	the unit value of our systems;
●	changes in our pricing and sales policies or the pricing and sales policies of our competitors;
●	changes in reimbursement levels that might negatively impact our pricing policies
●	our ability to design, manufacture and deliver products to our customers in a timely and cost effective manner;
●	quality control or yield problems in our manufacturing suppliers;
●	our ability to timely obtain adequate quantities of the components used in our products;
●	new product introductions or enhancements by us and our competitors;
●	unanticipated increases in costs or expenses;
●	our complex, variable and, at times, lengthy sales cycle;
●	global economic conditions; and
●	fluctuations in foreign currency exchange rates.

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

As of March 31, 2018, our total liabilities were $33.2 million including $25.8 million of long-term obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our liabilities present the following risks:

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

TearLab Corporation

We continue to face challenges in bringing the TearLab® Osmolarity System to market in the United States and may not succeed in executing our business plan.

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

In addition to general health care industry cost-containment, the Centers for Medicare and Medicaid Services (CMS) released its final rule implementing section 216(a) of the Protecting Access to Medicare Act of 2014 (PAMA) that will require reporting entities to report private payer rates paid to laboratories for lab tests, which will be used to calculate Medicare payment rates. This final rule announced CMS’ decision to move the implementation date for the private payer rate-based fee schedule to January 1, 2018. Reporting entities, which would primarily be certain qualifying customers in the U.S. that derive a certain percentage and volume of their revenue from laboratory tests from Medicare, will report private payer rates for our laboratory tests which will serve under the act as a baseline for future reimbursement. Our product was only minimally impacted by PAMA for the year 2018 through 2020. However, should reimbursement for our products be reduced as a result of PAMA or other cost savings initiatives, this could negatively impact our pricing and commercialization of our products in the U.S.

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

Patents issued or licensed to us may be infringed by the products or processes of others. The cost of enforcing patent rights against infringers, if such enforcement is required, could be significant and the time demands could interfere with our normal operations. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical, biotechnology and medical technology industries. For example, we have recently been involved in litigation defending our patent rights in Canada. Efforts to defend our rights could incur significant costs and may or may not be resolved in our favor. We could become a party to additional patent litigation and other proceedings. The cost to us of any patent litigation, even if resolved in our favor, could be substantial. Some of our would-be competitors may sustain the costs of such litigation more effectively than we can because of their greater financial resources. Litigation also may absorb significant management time.

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

We purchase each of the key components of the TearLab ® Osmolarity System from a limited number of third-party suppliers. Our suppliers may not provide the components or other products needed by us in the quantities requested, in a timely manner or at a price we are willing to pay. In the event we were unable to renew our agreements with our suppliers or they were to become unable or unwilling to continue to provide important components in the required volumes and quality levels or in a timely manner, or if regulations affecting the components were to change, we would be required to identify and obtain acceptable replacement supply sources. We may not be able to obtain alternative suppliers or vendors on a timely basis, or at all, which could disrupt or delay, or halt altogether, our ability to manufacture or deliver the TearLab® Osmolarity System. If any of these events should occur, our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

TearLab Corporation

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
10.1	Amendment to the Term Loan Agreement, dated as of March 4, 2015 as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, Amendment 3, dated December 31, 2015, and Amendment 4, dated April 7, 2016, Amendment 5, dated October 12, 2017 by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of March 31, 2018.

10.2#	Employment Agreement, dated as of March 30, 2018 by and between the Registrant and Michael Marquez.

31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1+	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2+	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	SXBRL Taxonomy Extension Presentation

# Management compensatory plan, contracts or arrangement.

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

TearLab Corp.
(Registrant)

Date: May 11, 2018	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

