Form 10-Q
period 2018-06-30
TearLab Corp
filed 2018-08-10
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-51030

TearLab Corporation

(Exact name of registrant as

specified in its charter)

Delaware	59 343 4771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 La Terraza Blvd., Suite 101, Escondido, CA 92025

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

Yes [X] No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,796,998 as of August 7, 2018.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “pursue,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our ability to continue as a going concern;
●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;
●	Our future strategy, structure, and business prospects and the ability to identify and execute any strategic alternatives;
●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner while our common stock is traded on the OTCQB market;
●	The planned continued commercialization of our current product;
●	Our ability to expand into next generation products, including our expectations regarding the 501(k) application process and the timeline for commencing commercial sales of the TearLab DiscoveryTM Platform
●	Our ability to meet the financial covenants under our credit facilities;
●	Use of cash, cash needs and ability to raise capital;
●	The size and growth of the potential markets for our product and technology;
●	The effect of our strategy to streamline our organization and lower our costs, including the impact of our new business model adopted in December 2017;
●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
●	Our anticipated expansion of United States and international sales and operations;
●	Our ability to obtain and protect our intellectual property and proprietary rights;
●	The results of our clinical trials;
●	Our ability to maintain reimbursement for our product and support our pricing strategies;
●	Our ability to execute our marketing strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals given our reduced commercial resources;
●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;
●	Our beliefs about our employee relations;
●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals; and
●	The impact of our delisting from the NASDAQ Capital Market and our common stock being traded on the OTCQB.

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

TearLab Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of U.S. dollars except number of shares)

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets
Cash	$6,367	$7,272
Accounts receivable, net	1,272	1,536
Inventory	1,855	1,998
Prepaid expenses and other current assets	448	690
Total current assets	9,942	11,496

Fixed assets, net	2,178	2,739
Intangible assets, net	5	10
Other non-current assets	180	100
Total assets	$12,305	$14,345

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$459	$1,720
Accrued liabilities	2,306	2,859
Deferred rent and revenue	21	42
Current portion of long-term debt	7,240	-
Total current liabilities	10,026	4,621

Long-term debt, net of current portion	22,311	28,290

Total liabilities	32,337	32,911

Commitments and contingencies (Note 8)

Stockholders’ deficit
Capital stock
Preferred stock, $0.001 par value, 10,000,000 authorized, 776 and 2,012 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 40,000,000 authorized, 10,796,998 and 7,986,998 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	11	8
Additional paid-in capital	510,310	510,235
Accumulated deficit	(530,353)	(528,809)
Total stockholders’ deficit	(20,032)	(18,566)
Total liabilities and stockholders’ deficit	$12,305	$14,345

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Three months ended
	June 30,
	2018	2017

Revenue
Product sales	$5,679	$6,229
Reader equipment rentals	734	785
Total revenue	6,413	7,014
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	2,355	2,682
Cost of goods sold – reader equipment depreciation	265	446
Gross profit	3,793	3,886
Operating expenses
Sales and marketing	959	3,304
Clinical, regulatory and research & development	996	1,110
General and administrative	1,340	2,309
Total operating expenses	3,295	6,723
Income (loss) from operations	498	(2,837)
Other income (expense)
Interest income (expense)	(1,149)	(1,048)
Other, net	(10)	(9)
Total other income (expense)	(1,159)	(1,057)
Net loss and comprehensive loss	$(661)	$(3,894)
Weighted average shares outstanding - basic and fully diluted	10,609,131	5,731,293
Net loss per share – basic and fully diluted	$(0.06)	$(0.68)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Six months ended
	June 30,
	2018	2017

Revenue
Product sales	$11,454	$12,357
Reader equipment rentals	1,405	1,358
Total revenue	12,859	13,715
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	4,190	5,224
Cost of goods sold - reader equipment depreciation	553	912
Gross profit	8,116	7,579
Operating expenses
Sales and marketing	1,978	6,636
Clinical, regulatory and research & development	2,038	2,675
General and administrative	3,385	4,496
Total operating expenses	7,401	13,807
Income (loss) from operations	715	(6,228)
Other income (expense)
Interest income (expense)	(2,254)	(2,076)
Other, net	(5)	(11)
Total other income (expense)	(2,259)	(2,087)
Net loss and comprehensive loss	$(1,544)	$(8,315)
Weighted average shares outstanding - basic and fully diluted	10,070,652	5,551,334
Net loss per share – basic and fully diluted	$(0.15)	$(1.50)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of U.S. dollars)

(Unaudited)

	Six months ended
	June 30,
	2018	2017

OPERATING ACTIVITIES
Net loss for the period	$(1,544)	$(8,315)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	80	535
Depreciation of fixed assets	679	1,026
Amortization of intangible assets	6	30
Deferred interest on long-term debt	1,838	612
Amortization of debt discount	419	310
Loss on disposal of fixed assets	1	-
Changes in operating assets and liabilities:
Accounts receivable, net	263	152
Inventory	143	313
Prepaid expenses and other assets	243	134
Other non-current assets	(80)	121
Accounts payable	(1,261)	1,129
Accrued liabilities	(552)	(722)
Deferred rent/revenue	(21)	(23)
Cash provided by (used in) operating activities	214	(4,698)

INVESTING ACTIVITIES
Additions to fixed assets	(119)	(570)
Cash used in investing activities	(119)	(570)

FINANCING ACTIVITIES
Payment on term loan	(1,000)	-
Repurchase of fractional shares upon reverse stock split	-	(3)
Proceeds from the issuance of employee stock purchase plan shares	-	35
Cash provided by (used in) financing activities	(1,000)	32

Decrease in cash and cash equivalents during the period	(905)	(5,236)
Cash, beginning of period	7,272	15,471
Cash, end of period	$6,367	$10,235

Supplemental cash flow information
Cash paid for interest	$-	$1,155

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

Liquidity and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained substantial losses of $1,544 and $8,315 for the six months ended June 30, 2018 and 2017, respectively. Based on the Company’s expected rate of cash consumption in the latter quarters of 2018, the Company estimates it will need additional capital in the first quarter of 2019 and its prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. However, the Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or significantly reduces the cash consumed in the operations of the Company, the Company anticipates that it will be unable to continue operations through the end of the first quarter of 2019 without violating an existing covenant on the Term Loan Agreement, including the inability to make our debt payments due within twelve months (see Note 5). As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

There was no net reduction to opening retained earnings as a result of adopting Topic 606 and no impact to revenues for the three or six months ended June 30, 2018.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services which includes estimates of variable consideration that results from returns, rebates or test card replacements. The Company records allowances for returns or rebates and reports revenue net of such amounts, which was immaterial for the six months ended June 30, 2018. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms are typically upon shipment or net 30.

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

The Company enters into contracts where revenue is derived either from agreements whereby the customer is provided the right to use the TearLab® Osmolarity System (reader equipment) at no separate cost to the customer in consideration for a minimum or implied purchase commitment of disposable test cards over the related contract term (referred to as either “Use Agreements,” “Masters Agreements” or “Flex Agreements”), or from agreements to sell the reader equipment and disposable test cards at their stand-alone selling price with no contractual future purchase commitment (referred to as “Purchase Agreements”).

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

Amounts billed to customers for shipping and handling of a sales transaction are included as revenue. The Company recognized revenue from shipping and handling of $38 and $45 for the three months ended June 30, 2018 and 2017, respectively. The Company recognized revenue from shipping and handling of $77 and $89 for the six months ended June 30, 2018 and 2017, respectively.

TearLab Corporation

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Product Sales	$5,679	$6,229	$11,454	$12,357
Reader Equipment Rentals	734	785	1,405	1,358
	$6,413	$7,014	$12,859	$13,715

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

Return Reserve

Although the Company has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenue at the time of shipment based on historical experience. The reserve of $6 and $9 as of June 30, 2018 and December 31, 2017, respectively, has been recorded as a reduction of revenue and is included in accounts receivable.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the potential impact of this guidance and does not believe that it will have a material impact on the Company’s financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11- Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. ASU 2017-11 is effective for fiscal years and interim periods after December 31, 2018. The Company early adopted ASU 2017-11 effective December 31, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use model that requires a lessee to record an asset and liability on the balance sheet for all leases with terms longer than twelve months. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of the new standard on its financial statements.

TearLab Corporation

3. BALANCE SHEET DETAILS

Accounts Receivable

	June 30, 2018	December 31, 2017

Trade receivables	$1,614	$2,044
Allowance for doubtful accounts	(342)	(508)
	$1,272	$1,536

Inventory

Inventory is recorded at the lower of cost or net realizable value and consists of finished goods. Inventory is accounted for on a first-in, first-out basis.

	June 30, 2018	December 31, 2017

Finished goods	$1,856	$2,125
Inventory reserves	(1)	(127)
	$1,855	$1,998

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

TearLab Corporation

Prepaid Expenses and Other Current Assets

	June 30, 2018	December 31, 2017
Prepaid trade shows	$-	$14
Prepaid insurance	153	313
Manufacturing deposits	170	-
Subscriptions	91	311
Other fees and services	34	52
	$448	$690

Fixed Assets, Net

	June 30, 2018	December 31, 2017
Capitalized TearLab equipment	$7,098	$8,437
Leasehold improvements	13	60
Computer equipment and software	884	915
Furniture and office equipment	436	436
Medical equipment	1,262	1,180
	$9,693	$11,028
Less accumulated depreciation	(7,515)	(8,289)
	$2,178	$2,739

Depreciation expense was $679 and $1,026 for the six months ended June 30, 2018 and 2017, respectively, and $326 and $505, respectively, for the three months ended June 30, 2018 and 2017.

Accrued Liabilities

	June 30, 2018	December 31, 2017
Due to professionals	$13	$193
Due to employees and directors	889	944
Sales and use tax liabilities	245	253
Royalty liability	420	447
Warranty	115	131
Restructuring	44	200
Other	580	691
	$2,306	$2,859

The change in royalty liability is attributable to an amended patent license and royalty agreement with the University of California San Diego with an effective date of July 1, 2017, which reduced the royalty to 3% from 5.5% (see Note 8).

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc., a wholly-owned subsidiary of the Company and a prescriber list. The TearLab Technology, which consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company. Amortization expense for the three months ended June 30, 2018 and 2017 was $3 and $15, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $6 and $30, respectively.

TearLab Corporation

Intangible assets subject to amortization consist of the following:

	Remaining	Gross		Net Book
	Useful Life	Value at	Accumulated	Value at
	(Years)	June 30, 2018	Amortization	June 30, 2018
TearLab® technology	0	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(266)	5
Prescriber list	0	90	(90)	-
Total		$12,533	$(12,528)	$5

			Net Book
	Gross Value at	Accumulated	Value at
	December 31, 2017	Amortization	December 31, 2017
TearLab® technology	$12,172	$(12,172)	$-
Patents and trademarks	271	(261)	10
Prescriber list	90	(90)	-
Total	$12,533	$(12,523)	$10

The estimated amortization expense for the intangible assets for the remainder of 2018 and thereafter is as follows:

Amortization
of intangible
assets
Remainder of 2018	$3
Thereafter	2
$5

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

TearLab Corporation

As part of Amendment No. 2 to the Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “CRG Warrants”). The CRG Warrants have a five-year life. The CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of June 30, 2018 and 2017. The CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. On April 7, 2016, the Company entered into Amendment No. 4 the Term Loan Agreement and the Company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at $15.00 per share, which expires 5 years after issuance.

On October 12, 2017, the Company entered into Amendment No. 5 to the Term Loan Agreement. This amendment reduced the exercise price of all of the CRG Warrants from $15.00 per share to $1.50 per share and provided broad anti-dilution protection such that the CRG Warrants maintained the same 1.22% ownership following any capital raises the Company completed through March 31, 2018.

On April 4, 2018 with an effective date of March 31, 2018, the Company entered into Amendment No. 6 to the Term Loan Agreement. Pursuant to the terms of this amendment, the cash interest payments due in 2018 will be deferred and added to the principal balance under the Loan Agreement at the end of each quarter. This amendment also provided for an additional facility fee equal to 3% of the sum of the aggregate amount of the principal drawn under the Term Loan Agreement and any PIK loans issued, so that the total facility fee shall be 9.5%, applicable to the entire balance, (the “Facility Fee”). The Facility Fee is being accrued to interest expense using the effective interest method. In addition, this amendment reduced the minimum liquidity covenant to $3 million. Concurrent with the reduction of the liquidity covenant the Company agreed to repay CRG $1.0 million of principal on the Term Loan Agreement in April 2018. Lastly, this amendment reduced the strike price of the existing CRG Warrants to $0.44 per share (see Note 6). The Amendment was accounted for as a modification in accordance with U.S. GAAP.

The loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels.As part of Amendment No. 5 to the Term Loan Agreement, discussed above, and Company and CRG agreed to change the required minimum revenue levels. The amended minimum revenue is $25,000 for 2018, $38,000 for 2019 and $45,000 for 2020.

If the Company does not have annual revenue greater than or equal to the annual revenue covenant in a calendar year, the Company will have the right within 90 days of the end of the respective calendar year to raise subordinated debt or equity (the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement. In the event of a default, the Company may be required to repay any outstanding amounts earlier than anticipated, and CRG may foreclose on their security interest in the Company’s assets.

At June 30, 2018, the Company was in compliance with all of the covenants.

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

The following is a summary of the Term Loan Agreement as of June 30, 2018 and related maturities of outstanding principal:

Principal balance outstanding	$24,000
PIK interest	4,961
Facility fee	1,055
less discount on term loan:
deferred financing fees, net	(252)
detachable warrants, net	(213)
$29,551
Less, current portion of term loan	7,240
Total term loan	22,311

Principal due for each of the next 3 years and in the aggregate:

TearLab Corporation

2018	-
2019	14,481
2020	15,535
Total principal due	30,016
Less: discount on term loan	(465)
Total term loan	$29,551

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

(b) Common and Preferred Shares

On December 8, 2017, the Company issued 2,013,636 shares of common stock, 2,114 shares of Series A Convertible Preferred Stock (“Preferred Stock”), Series A warrants to purchase 6,818,181 shares of common Stock (“Series A Warrants”) and Series B warrants to purchase 6,818,181 shares of common stock (“Series B Warrants”) for gross proceeds of $3,000, less issuance costs of $596. Additionally, the Company granted the placement agent compensation warrants to purchase 477,273 shares of common stock. The Preferred Stock is convertible, subject to certain limitations, into an aggregate of 4,804,545 shares of common stock, contains no voting rights, participates in any common stock dividends and is treated as if converted upon any ordinary liquidation event. The common stock, Preferred Stock and the Series A Warrants and Series B Warrants are all included in equity in the Company’s consolidated balance sheets as of June 30, 2018 and December 31, 2017. The net proceeds were allocated to common stock, Preferred Stock, Series A Warrants and Series B Warrants based on their relative fair values as follows:

Common stock	$327
Preferred stock	781
Series A warrants	804
Series B warrants	492
Net proceeds	$2,404

As of June 30, 2018, 1,338 shares of Series A Preferred Stock have been converted into 3,040,909 shares of common stock. As of June 30, 2018 all Series B warrants expired with no warrants exercised.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and the employee stock purchase plan included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Sales and marketing	$20	$111	$38	$257
Clinical, regulatory and research and development	8	41	16	84
General and administrative	44	94	26	194
Stock-based compensation expense before income taxes	$72	$246	$80	$535

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

The price at which stock is purchased under the ESPP is equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company’s Board of Directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee invest more than $25 worth of stock in the plan during each calendar year or purchase more than 500 shares per offering period. During the three months ended June 30, 2018 and 2017, the Company recorded $0 and $2 of expense, respectively, under the ESPP. During the six months ended June 30, 2018 and 2017, the Company recorded $0 and $5 of expense, respectively, under the ESPP. During the six months ended June 30, 2018 and 2017, the Company issued 0 and 7,512 shares of common stock, respectively, under the ESPP. In early 2018, the Company terminated the Employee Stock Purchase Plan.

TearLab Corporation

(e) Warrants

On October 8, 2015, as part of Amendment No. 2 to the Term Loan Agreement and funding of the $10,000 tranche, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants are exercisable any time prior to October 8, 2020. The 2015 CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. The 2015 CRG Warrants were valued at $290 upon issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the six months ended June 30, 2018 or 2017.

On April 8, 2016, as part of Amendment No. 4 to the Term Loan Agreement, the exercise price of the 2015 CRG Warrants was changed to allow the holder to purchase 35,000 common shares in the Company at a price of $15.00 per share and CRG was issued an additional 35,000 warrants to purchase common shares at an exercise price of $15.00 (the “2016 CRG Warrants” and, together with the 2015 CRG Warrants, the “CRG Warrants”). The modification to the terms of the 2015 CRG Warrants resulted in a change in fair value of $54 which was included as interest expense. The change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 76%, an expected life of 4.5 years, a risk-free interest rate of 1.06%, and 0% dividend yield. The 2016 CRG Warrants were valued at $106 upon issuance using the Black-Scholes Merton model assuming volatility of 76%, an expected life of 5.0 years, a risk-free interest rate of 1.30% and 0% dividend yield.

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

On October 12, 2017, as part of Amendment No. 5 to the Term Loan Agreement, the exercise price of the CRG Warrants was changed to allow the holder to purchase common shares in the Company at a price of $1.50 per share as well as provide broad anti-dilution protection such that the CRG Warrants shall maintain the same 1.22% ownership following any capital raises the Company completed through March 31, 2018. The modification to the terms of the CRG Warrants resulted in a change in fair value of $44 which was included as interest expense. The 2015 CRG Warrants change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 94%, an expected life of 2.99 years, a risk-free interest rate of 1.70% and 0% dividend yield. The 2016 CRG Warrants change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 90%, an expected life of 3.48 years, a risk-free interest rate of 1.80% and 0% dividend yield.

On December 8, 2017, the Company issued Series A Warrants to purchase 6,818,181 shares of common stock for $0.44 per share and Series B Warrants to purchase 6,818,181 shares of common stock for $0.44 per share in conjunction with shares of common stock and Series A Convertible Preferred stock issued on that same date. The Series A Warrants were exercisable immediately and expire 5 years after the issuance date. Fair Value of the Series A Warrants, for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk free interest rate of 2.14% and a 0% dividend yield and are classified as equity on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. The Series B Warrants were exercisable immediately and expired 6 months after the issuance date. Fair value of the Series B Warrants for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming a volatility of 158.6%, an expected life of 6 months, a risk free rate of 1.45% and a 0% dividend yield and are classified as equity on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. All Series B Warrants expired on June 7, 2018 with no warrants exercised. In addition, we granted the placement agent compensation warrants to purchase 477,273 shares of common stock at $0.55 per share. The compensation warrants are in the same form as Series A Warrants, excluding the exercise price, and will terminate on the five year anniversary date. The placement agent warrants are classified as equity on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.

In connection with the December 2017 offering the Company issued CRG additional warrants to purchase 83,240 shares of common stock at an exercise price of $1.50 (“2017 CRG Warrants”) as a result of triggering the anti-dilution clause of Amendment No. 5 to the Term Loan Agreement (see Footnote 5 for additional information). The anti-dilution clause is considered down-round protection, however the Company early adopted ASU 2017-11 and therefore the down-round feature is excluded from the consideration of whether the 2017 CRG Warrants are indexed to the Company’s own stock and therefore the 2017 CRG Warrants warrants are not required to be liabilities under the guidance. The 2017 CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 and were valued at $30 upon issuance using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk-free interest rate of 2.14% and 0% dividend yield.

In March 2018, in connection with Amendment No. 6 to the Term Loan Agreement, the CRG warrants and the 2017 CRG Warrants had a change in strike price to $0.44. The modification to the terms of the CRG Warrants and the 2017 CRG Warrants resulted in a change in fair value of $10 which was included as interest expense.

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

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

(in thousands of shares)	As of June 30,
	2018	2017
Stock options	599	707
Warrants	8,702	1,324
ESPP shares	-	7
Convertible preferred shares	1	-

Total	9,302	2,038

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments relating to operating leases recognized on a straight line basis over the term of the lease for rental of office space and equipment from unrelated parties, expiring at various times through June 30, 2019. The Company leases office facilities under an operating lease agreement. The initial term of the lease is five years and includes periodic rent increases and a renewal option.

On May 1, 2018 with an effective date of July 1, 2017 the Company entered into a Restated License Agreement (the “Agreement”) to its exclusive license agreement for the commercial development of the invention disclosed in UCSD Disclosure Docket No. SD2002-180 and titled “Volume Independent Tear Film Osmometer” (UCSD License Agreement #2003-03-0433), dated as of March 12, 2003, as amended by Amendment 1, dated as of June 9, 2003, Amendment 2, dated as of September 5, 2005, Amendment 3, dated as of July 7, 2006, Amendment 4, dated as of October 9, 2006, and Amendment 5, dated as of July 9, 2007, by and among the Company and The Regents of the University of California (collectively the “Existing License”) to amend certain terms related to royalties under the Agreement and treatment upon a change of control transaction. The Company is required to make royalty payments of anywhere from 3% to 4.25% based on quarterly net sales. Additionally, the Company is required to pay a royalty of 20% of any sublicense fees it receives. Should a change of control transaction occur during the term of the agreement the royalty rates would range anywhere from 3.5% to 4.75% based on quarterly net sales and the Company would have to make a milestone payment of $0.5 million. In addition, if the Company has not commenced commercial sales of the TearLab DiscoveryTM Platform on or before July 1, 2019 the Company will be required to pay a milestone payment of 1.25% of cumulative net sales for the two year period following the effective date of the amendment. The Company currently expects to commence commercial sales of the TearLab DiscoveryTM Platform on or before July 1, 2019.

Effective October 1, 2006, the Company entered into a second patent license and royalty agreement with the University of California San Diego to obtain a second exclusive license to make, use, sell, offer for sale, and import existing TearLab technology. The Company is required to make royalty payments of $35 or 5.5% of gross sales per year, whichever is higher. Additionally, the Company is required to pay a royalty of 30% of any sublicense fees it receives prior to receiving FDA approval and 25% of any sub-license fees it receives after FDA approval.

Future minimum royalty payments under this agreement as of June 30, 2018 are as follows:

2018	$35
2019	35
2020	35
2021	35
2022	35
Thereafter	210
Total	$385

TearLab Corporation

On March 7, 2016, the Company, through its subsidiary, TearLab Research, Inc., entered into a supply and development agreement (“Supply Agreement”) with MiniFAB (Aust) Pty Ltd (“MiniFAB”). The agreement is an exclusive supply agreement through June 2021, for the purchase and delivery of individual osmolarity test cards with the freight costs borne by MiniFab. The Company has the benefit of a lower purchase price and certain savings from freight costs will remain in place throughout the agreement. The Supply Agreement requires, in any given 6 calendar months, the Company must place aggregate purchase orders equal to at least 50% of the orders forecasted for that 6 month period at its onset. The Supply Agreement can be extended by either party for a term of five years with the option for the Company to buyout the exclusive supply provision during any extended term. This Supply Agreement replaces the August 2011 agreement between MiniFAB and the Company.

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

9. RESTRUCTURING COSTS

On December 15, 2017 the Company approved a new business model to maintain its current customer and annuity revenue base, focus resources on the development and generation of clinical data for our next generation TearLab DiscoveryTM Platform and reduce the Company’s cash burn rate. In connection with the restructuring the Company recorded restructuring expenses of $322 primarily related to employee cost and one-time contract termination costs at December 31, 2017. Liabilities related to the restructuring are included in accrued liabilities in the Condensed Consolidated Balance Sheet. The following table summarizes the activity related to the restructuring during the six months ended June 30, 2018:

	Employee Costs	Other Costs	Total
Accrued obligations as of December 31, 2017	$97	$103	$200
Settlement of obligations	(97)	(59)	(156)
Accrued obligations as of June 30, 2018	$0	$44	$44

10. RELATED PARTY

The Company has an agreement with the Chief Scientific Officer whereas if the Company enters into an agreement with UCSD to reduce the overall royalty rate the Company shall pay to the Chief Scientific Officer a royalty on net sales equal to one and a half percent of the percent change in the UCSD royalty rate. The restated UCSD patent license and royalty agreement (see Note 8) resulted in a royalty due at a rate of 0.68%. As of June 30, 2018 the Company recorded a related party royalty accrual of $178, covering the period of July 1, 2017 to June 30, 2018.

11. SUBSEQUENT EVENTS

On August 9, 2018 the Company entered into an addendum to the 2016 Manufacturing and Supply and Development Agreement with MiniFab (Note 8). The amendment fixes the price of the osmolarity test cards at their current price until the earlier of: the average monthly order volume of osmolarity cards on a rolling six month average falls below 20,000 cards; or the aggregate product volume in the calendar year commencing 12 months after the launch of the DiscoveryTM product is below 2.4 million cards; or the aggregate product volume in any calendar year after 24 months after the launch of the DiscoveryTM product is below 3.0 million cards at which point the Company and MiniFab will renegotiate pricing.

On May 1, 2018 with an effective date of July 1, 2018 the Company entered into a new operating lease agreement for the Corporate Headquarters located at 150 La Terraza Blvd., Suite 101 Escondido, CA 92025 and occupying approximately 6,120 square feet. The lease will be recognized on a straight line basis over the term of the lease for rental of office space from unrelated parties. The initial term of the lease is 5 years and 5 months and includes, periodic rent increases, and a renewal option.

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

We enter into contracts where revenue is derived either from agreements whereby the customer is provided the right to use the TearLab® Osmolarity System at no separate cost to the customer in consideration for a minimum purchase commitment or implied minimum purchase commitment of disposable test cards over the related contract term (which we refer to as either “Use Agreements,” “Masters Agreements” or “Flex Agreements”), or from agreements with separate sales of the reader equipment and disposable test cards (“Purchase Agreements”).

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

TearLab Corporation

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Profit

Revenue

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change

TearLab revenue	$6,413	$7,014	$(601)	$12,859	$13,715	$(856)
TearLab – cost of sales	2,620	3,128	(508)	4,743	6,136	(1,393)
TearLab gross profit	3,793	3,886	(93)	8,116	7,579	537
Gross profit percentage	59%	55%		63%	55%

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

Having received 510(K) approval from the FDA in the United States, we sell to customers in the United States who hold CLIA moderate and high complexity certificates and actively support and assist our customers to obtain their certificates or provide them with support from certified professionals. This CLIA waiver documentation allows us to sell our product to the approximately 40,000 eye care practitioners in the United States that are candidates to operate under a CLIA waiver certification.

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

TearLab revenue decreased $0.6 million or 9% for the three months ended June 30, 2018 and $0.9 million or 6% for the six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, respectively. This decrease was driven by the decrease of both reader and test card revenue as well as the termination of the PRN Physicians Recommended Nutriceuticals, LLC cooperative marketing agreement in June 2017.

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

TearLab cost of sales for the three months ended June 30, 2018 decreased $0.5 million or 16%, compared to the three months ended June 30, 2017. In addition, cost of sales decreased $1.4 million or 23% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The Company entered into a restated patent license and royalty agreement with the University of California San Diego (“UCSD”) with an effective date of July 1, 2017 that reduced cost of sales for the six months ended June 30, 2018 by $0.5 million with $0.3 million due to a reduction in 2017 royalties (Note 8).

TearLab Corporation

Gross Profit

TearLab gross profit for the three months ended June 30, 2018 was relatively flat, when compared to the three months ended June 30, 2017. The gross profit percentage of revenue for the three months ended June 30, 2018 was 59% as compared to 55% for the three months ended June 30, 2017. The improvement in gross profit percentage was driven by the restated patent license and royalty agreement with UCSD (Note 8). Excluding the impact of the $0.2 million related party royalty true-up (Note 10), gross profit percentage would have been 62% for the three months ended June 30, 2018. Additionally, the change in gross profit was driven by reduced reader depreciation related to fixed asset impairment at December 2017.

TearLab gross profit for the six months ended June 30, 2018 was $8.1 million compared to $7.6 million for the six months ended June 30, 2017. Gross profit as a percentage of revenue for the six months ended June 30, 2018 was 63% as compared to 55% for the six months ended June 30, 2017. The improvement in gross profit percentage was driven by the restated patent license and royalty agreement with UCSD (Note 8). Excluding the impact of the $0.2 million related party royalty true-up and the 2017 impact of the restated agreement the gross profit percentage would have been 61% for the six months ended June 30, 2018. Additionally, the change in gross profit was driven by the reduced depreciation due to fixed asset impairment of reader systems in December 2017.

Operating Expenses

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change

Sales and marketing	$959	$3,304	$(2,345)	$1,978	$6,636	$(4,658)
Clinical, regulatory and research and development	996	1,110	(114)	2,038	2,675	(637)
General and administrative	1,340	2,309	(969)	3,385	4,496	(1,111)

Operating expenses	$3,295	$6,723	$(3,428)	$7,401	$13,807	$(6,406)

Sales and Marketing Expense

Sales and marketing expenses decreased by $2.3 million or 71% in the three months ended June 30, 2018, as compared with the three months ended June 30, 2017. In addition, sales and marketing expenses decreased by $4.7 million or 70% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The reduction in sales and marketing expenses is attributable to cost savings from our December 2017 organizational restructuring and the launch of our new business model aimed at reducing costs.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses decreased $0.1 million or 10% in the three months ended June 30, 2018 as compared with the three months ended June 30, 2017.

Total clinical, regulatory and research and development expenses decreased $0.6 million or 24% during the six months ended June 30, 2018 as compared with the six months ended June 30, 2017. The decrease was primarily due to a decrease in product development costs of the TearLab Discovery™ platform.

TearLab Corporation

General and Administrative Expenses

Total general and administrative expenses decreased $1.0 million or 42% in the three months ended June 30, 2018 as compared with the three months ended June 30, 2017 and $1.1 million or 25% for the six months ended June 30, 2018 as compared with the six months ended June 30, 2017. The decrease was primarily due to the launch of our new business model that is aimed at reducing costs.

Other Income (Expense)

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change

Interest income (expense)	$(1,149)	$(1,048)	$(101)	$(2,254)	$(2,076)	$(178)
Other, net	(10)	(9)	(1)	(5)	(11)	6
Other income (expense)	$(1,159)	$(1,057)	$(102)	$(2,259)	$(2,087)	$(172)

Interest Income (Expense)

Interest expense for the three months ended June 30, 2018 and 2017 was from our long-term debt under the Term Loan Agreement. Interest expense increased $0.1 million for the three months and $0.2 for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017 based on larger average balances of long-term debt outstanding, the impact of the updated strike price of the warrants issued to the lenders, and changes to the facility fees.

Other, Net

Other income (loss) for the three and six months ended June 30, 2018 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources

(in thousands)	June 30, 2018	December 31, 2017	Change
Cash and cash equivalents	$6,367	$7,272	$(905)
Percentage of total assets	51.7%	50.7%
Working capital	$(84)	$6,875	$(6,959)

Financial Condition

In December 2017 TearLab raised $3 million in gross proceeds through a registered direct offering to support our operations and regulatory expenses. In addition, in April 2018, with an effective date of March 31, 2018, we renegotiated our Term Loan Agreement with CRG. This new agreement lowers the minimum liquidity requirement from an end of the day cash balance of $5 million to $3 million and it defers cash interest payments due in 2018. These changes will allow our current funding to provide us with the time needed to gain our 510(k) approval for the Discovery™ Platform from the FDA as the Discovery™ Platform is critical to our success moving forward. Based on our current rate of cash consumption in addition to our projections, we estimate we will need additional capital in the first quarter of 2019 and our prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing; however, the Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Due to the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	Our ability to execute our commercial strategy with our current resources, under our new business model;
●	the cost and results of continuing development of our next generation TearLab Discovery™ Platform including the cost of suppliers and service providers that require advance payment;
●	whether government and third-party payers agree to continue reimbursement of the TearLab ® Osmolarity System at current levels;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the effect of competing technological and market developments.

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

TearLab Corporation

Indebtedness

On March 4, 2015, the Company executed a term loan agreement (the “Term Loan Agreement”) with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35,000 under the arrangement. The Company received $15,000 in gross proceeds under the arrangement on March 4, 2015, and an additional $10,000 on October 6, 2015. The Term Loan Agreement matures on December 31, 2020 and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. While interest on the loan is accrued at 13% per annum, the Company may elect to make interest-only payments at 8.5% per annum. The unpaid interest of 4.5% is added to the principla of the loan and is subject to additional accrued interest (“PIK interest”). The accrued interest can be deferred and paid together with the principal in the fifth and sixth years.

As part of Amendment No. 2 to the Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants have a five-year life. The 2015CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of June 30, 2018 and 2017. The 2015 CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. On April 7, 2016, the Company entered into Amendment No. 4 the Term Loan Agreement and the Company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at $15.00 per share (the “2016 CRG Warrants” and together with the 2015 CRG Warrants, the “CRG Warrants”),which expires 5 years after issuance.

On October 12, 2017, the Company entered into Amendment No. 5 to the Term Loan Agreement. The amendment reduced the exercise price of all of the CRG Warrants from $15.00 per share to $1.50 per share and provided broad anti-dilution protection such that the CRG Warrants maintained the same 1.22% ownership following any capital raises the Company completed through March 31, 2018.

In connection with Company’s December 2017 offering the Company issued CRG additional warrants to purchase 83,240 shares of commons stock at an exercise price of $1.50 (“2017 CRG Warrants”).

On April 4, 2018 with an effective date of March 31, 2018, the Company entered into Amendment No. 6 to the Term Loan Agreement. Pursuant to the terms of this amendment, the cash interest payments due in 2018 will be deferred and added to the principal balance under the Loan Agreement at the end of each quarter. This amendment also provides for an additional facility fee equal to 3% of the sum of the aggregate amount of the principal drawn under the Term Loan Agreement and any PIK loans issued, so that the total facility fee shall be 9.5%, applicable to the entire balance. In addition, thisamendment reduces the minimum liquidity covenant to $3 million. Concurrent with the reduction of the liquidity covenant the Company agreed to repay CRG $1.0 million of principal on the Term Loan Agreement in April 2018. Lastly, this amendment reduced the strike price of the existing CRG Warrants and the 2017 CRG Warrants to $0.44 per share (see Note 6). This amendment was accounted for as a modification in accordance with U.S. GAAP.

The loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. On October 12, 2017, the Company entered into Amendment No. 5 to the Term Loan Agreement to change the required minimum revenue levels. The amended minimum revenue is $25,000 for 2018, $38,000 for 2019 and $45,000 for 2020.

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

TearLab Corporation

Changes in Cash Flows

Cash Used in Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2018 was $0.2 million compared to net cash used in operating activities of $4.7 million during the six months ended June 30, 2017. Net cash provided by operating activities during the six month period was more than our net loss of $1.5 million primarily due to the depreciation of fixed assets, interest deferred on our long-term debt and stock based compensation in the aggregate total of $3.0 million, offset by a $1.3 million net decrease in our working capital accounts.

The net change in working capital and non-current asset balances related to operations for the six months ended June 30, 2018 and 2017 consists of the following:

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Changes in operating assets and liabilities:

Accounts receivable, net	$263	$152
Inventory	143	313
Prepaid expenses and other assets	243	134
Other non-current assets	(80)	121
Accounts payable	(1,261)	1,129
Accrued liabilities	(552)	(722)
Deferred rent/revenue	(21)	(23)
	$(1,265)	$1,104

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Accounts receivable decreased slightly to $1.3 million on June 30, 2018 from $1.5 million on December 31, 2017.

●	Inventory decreased 7% from December 31, 2017 to June 30, 2018 as the company continues to manage the inventory on hand.

●	Accounts payable and accrued liabilities had a net decrease during the six months ended June 30, 2018 primarily due to the continued management of spending subsequent to the restructuring in December 2017 as well as the restated patent license and royalty agreement with the University of California San Diego.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $0.1 million and $0.6 million respectively, to acquire fixed assets.

Cash Provided by Financing Activities

Net cash used by financing activities during the six months ended June 30, 2018 was $1.0 million due to the $1.0 million CRG principal payment paid in April 2018. For the six months ended June 30, 2017 there was $0.03 million provided by financing activities.

TearLab Corporation

Off-Balance-Sheet Arrangements

As of June 30, 2018, we did not have any material off-balance-sheet arrangements as defined in Item 303(1)(4)(ii) of SEC Regulation S-K.

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

There were no significant changes during the three and six months ended June 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018 included in Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars with minimal sales in euros and pound sterling. Most of our expenses are denominated in U.S. dollars, however, some of the development work on new products is in Australian dollars and a minor portion of our other expenses are in Canadian dollars, euros, and pounds sterling. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, euro or pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, euro or pound sterling in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain a bank account in Canadian dollars to meet short term operating requirements. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that it is advisable to offset these risks.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018 our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

During the second quarter of 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in each year since our inception. As of June 30, 2018, we had an accumulated deficit of $530.4 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets or receive approval to commercialize our next generation TearLab DiscoveryTM Platform on a scale that will allow us to achieve and sustain profitability. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

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

As of June 30, 2018, our total liabilities were $32.3 million including $7.2 million short-term and $22.3 million long-term obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our liabilities present the following risks:

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

TearLab Corporation

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference

10.1	Restated License Agreement between TearLab Corporation and the Regents of the University of California dated April 26, 2018.
31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.
32.1+	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
32.2+	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

TearLab Corp.
(Registrant)

Date: August 10, 2018	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

