Form 10-K
period 2018-12-31
TearLab Corp
filed 2019-03-22
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 000-51030

TearLab Corp.

(Exact name of registrant as specified in its charter)

Delaware	59-3434771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 LaTerraza Blvd., Suite 101 Escondido, California	92025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 455-6006

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X] The registrant’s is not required to file Exchange Act reports by Section 13 or 15(d) but the registrant has voluntarily filed all Exchange Act reports as if it were required to do so.

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] No [X]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the OTCQB Venture Market on June 29, 2018 was approximately $2.0 million. The Registrant has no non-voting common stock. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed to be affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 22, 2019, there were 11,696,998 shares of the Registrant’s common stock outstanding.

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

TEARLAB CORPORATION

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2018

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “hope”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our ability to continue as a going concern;

●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;

●	Our future strategy, structure, and business prospects and the ability to identify and execute any strategic alternatives;

●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner on the OTCQB market;

●	The planned continued commercialization of our current product;

●	Our ability to expand into next generation products, including our expectations regarding the resubmission of our 510(k) application and the timeline for commencing commercial sales of the TearLab DiscoveryTM Platform;

●	Our ability to meet the financial covenants under our credit facilities;

●	Use of cash, cash needs and ability to raise capital;

●	The size and growth of the potential markets for our product and technology;

●	The effect of our strategy to streamline our organization and lower our costs, including our new business model adopted in December 2017;

●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;

●	Our anticipated expansion of United States and international sales and operations;

●	Our ability to obtain and protect our intellectual property and proprietary rights;

●	The results of our clinical trials;

●	Our ability to maintain reimbursement for our product and support our pricing strategies;

●	Our ability to execute our marketing strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals given our reduced commercial resources;

●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;

●	Our beliefs about our employee relations;

●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals; and

●	The impact of our delisting from the NASDAQ Capital Market and our common stock being traded on the OTCQB

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

Corporate Information

TearLab Corporation was incorporated as OccuLogix, Inc. in Delaware in 2002. Unless the context requires otherwise, in this report the terms “the Company,” “we,” “us” and “our” refer to TearLab Corporation and our subsidiaries. References to “$” or “dollars” shall mean U.S. dollars unless otherwise indicated. References to “C$” shall mean Canadian dollars.

ITEM 1. Business

Overview

We are an in-vitro diagnostic company based in Escondido, California. We have commercialized a proprietary tear testing platform, the TearLab® Osmolarity System that enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care. Our first product measures tear film osmolarity for the diagnosis of Dry Eye Disease or DED. Our results are included in our financial statements, which are included under Item 8 to this Annual Report on Form 10-K.

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

On January 4, 2018, we announced that we had submitted a 510(k) application to the FDA for the potential clearance of the TearLab DiscoveryTM Platform. The submission covers Discovery and the MMP-9 biomarker. On February 14, 2018, we announced that the application had successfully passed the acceptance review phase with the FDA. On April 11, 2018 we announced that we received written feedback from the FDA, requesting that we provide additional information to establish correlation to the FDA-cleared predicate chosen to establish 510(k) substantial equivalence. On September 4, 2018, we submitted, and the FDA accepted, our response to the FDA’s comments regarding the 510(k) application for the Discovery Platform. On October 10, 2018, we announced that the FDA determined that the TearLab Discovery™ MMP-9 test, had not met the criteria for substantial equivalence based upon data and information we had submitted. We plan to utilize the guidance provided by the FDA to compile the additional information necessary to resubmit for 510(k) clearance. After securing FDA clearance, we intend to pursue a CLIA waiver in an effort to prepare for commercialization in the US market.

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

The TearLab Discovery™ System, (“Discovery”) is our next generation of comprehensive in-vitro diagnostic testing platform and, if approved, will offer eye care professionals the ability to assess multiple biomarkers in human tears with a single nanoliter volume tear collection. On January 4, 2018, we announced that we had submitted a 510(k) application to the FDA for the potential clearance of Discovery. The submission covers Discovery and the MMP-9 biomarker. On February 14, 2018, we announced that the application had successfully passed the acceptance review phase with the FDA. On April 11, 2018 we announced that we received written feedback from the FDA, requesting that we provide additional information to establish correlation to the FDA-cleared predicate chosen to establish 510(k) substantial equivalence. On September 4, 2018, we submitted, and the FDA accepted, our response to the FDA’s comments regarding the 510(k) application for the Discovery Platform. On October 10, 2018, we announced that the FDA determined that the TearLab Discovery™ MMP-9 test, had not met the criteria for substantial equivalence based upon data and information we submitted. We plan to utilize the guidance provided by the FDA to compile the additional information necessary to resubmit for 510(k) clearance. After securing FDA clearance, we intend to pursue a CLIA waiver in an effort to prepare for commercialization in the US market.

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

Patents and Proprietary Rights

We own or have exclusive licenses to multiple patents and applications relating to the TearLab® Osmolarity System and related technology and processes:

●	thirteen issued U.S. patents; relating to the TearLab® Osmolarity System and related technology and processes and have applied for a number of other patents in the United States and other jurisdictions;

●	twelve granted patents in the rest of the world; and

●	twelve applications pending.

We intend to rely on know-how, continuing technological innovation and in-licensing opportunities to further develop our proprietary position. Our ability to obtain intellectual property protection for the TearLab® Osmolarity System, the TearLab Discovery TM System and related technology and processes, and our ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on our intellectual property rights, will have a substantial impact on our ability to succeed in our business. Although we intend to seek to protect our proprietary position by, among other methods, continuing to file patent applications, the patent position of companies like TearLab is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify a proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any part of our patent applications will result in the issuance of any patents. Our issued patents, those that may be issued in the future or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop would-be competitors from marketing tests identical to the TearLab® Osmolarity System. Specific to the market in Canada, the Company initiated a patent infringement lawsuit against i-Med Pharma, Inc. in February of 2016 alleging infringement of the Company’s Canadian patent. In February 2018, the Federal Court of Canada issued a ruling in favor of i-Med Pharma, Inc. which invalidated specific claims in the Company’s Canadian patent which were alleged to be infringed. The Company is appealing this ruling to the Canadian Federal Appellate Court. As part of the ruling, the Federal Court ruling awarded costs to i-Med Pharma, Inc., for $0.5 million. The final $0.2 million was paid in April 2018. We do not believe that the outcome of this litigation will materially affect our business, operating results, financial condition or cash flows.

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

Unless exempted by regulation, medical devices may not be commercially distributed in the United States until they have been cleared or approved by the FDA. Medical devices are classified into one of the three classes, Class I, II or III, on the basis of the controls necessary to reasonably assure their safety and effectiveness. Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to good manufacturing practices. The TearLab ® Osmolarity System is a Class I, non-exempt device and qualifies for the 510(k) procedure. Under the FDA’s Section 510(k) procedure, the manufacturer provides a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product, that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than does a legally marketed device. In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding substantial equivalence. On May 19, 2009, we announced that we received FDA 510(k) clearance of the TearLab® Osmolarity System.

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

Clinical, Regulatory, Research and Development Expenditure

Our clinical, regulatory, research and development expense was $3.6 and $4.7 million for the years ended December 31, 2018 and 2017, respectively.

Employees

On December 31, 2018, we had 34 full-time employees and 6 part-time employees. None of our employees are covered by a collective bargaining agreement.

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

Based on a revised operating model that we implemented in December 2017, we expect that we will need to raise additional capital prior to the end of the first quarter of 2020. This estimate is subject to risk based primarily on our continued success in implementing the revised operating model, maintaining certain revenue levels despite a reduction in our commercial resources that was made in order to reduce our cash burn and accurately forecasting the remaining development expenses required to gain FDA clearance of our next generation diagnostic platform. Any financings undertaken to raise needed capital may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition, our ability to continue as a going concern and would be expected to result in a decline in our stock price. If we consummate such financings, the terms of such financings may adversely affect the interests of our existing stockholders. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail product development, manufacturing improvements, or sales generation programs, attempt to obtain funds through licensing certain technologies or products, or we may be required to significantly reduce expense, sell assets, seek a merger or joint venture partner, file for protection from creditors, liquidate all our assets or cease operations and wind down our business.

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

We have incurred losses in each year since our inception. As of December 31, 2018, we had an accumulated deficit of $531 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets or receive approval to commercialize our next generation TearLab Discovery TM System on a scale that will allow us to achieve and sustain profitability. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

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

The CRG loan is collateralized by all our assets. Additionally, the Term Loan Agreement contains various affirmative and negative covenants that we agreed to. Among them are requirements that we must attain minimum annual revenue and minimum cash threshold levels. The minimum annual revenue threshold levels required by the Term Loan Agreement are $24.0 million, $38.0 million and $45.0 million for calendar years 2018, 2019 and 2020, respectively. The minimum cash balance required is $3.0 million, subject to certain conditions.

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

As of December 31, 2018, our total liabilities were $35.2 million including $32 million of long-term obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example:

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

We have applied for, and intend to continue to apply for, patents relating to the TearLab® Osmolarity System and related technology and processes as well as the TearLab Discovery TM System. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide adequate protection from competition. Furthermore, it is possible that patents issued or licensed to us may be challenged successfully. In that event, if we have a preferred competitive position because of any such patents, any preferred position would be lost. If we are unable to secure or to continue to maintain a preferred position, the TearLab® Osmolarity System could become subject to competition from the sale of similar competing products.

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

ITEM 2. Properties

Our world-wide headquarters, located in Escondido, California, occupies 6,120 square feet of commercial and industrial space. We use this space for administrative, quality assurance, manufacturing, and research and development activities. The current arrangement extends to November 2023. The total future minimum obligation under this lease is $783,158 for the remaining term of the arrangement.

We also lease 7,700 square feet of commercial space in Southlake, Texas for our customer care, marketing, finance, and administrative functions. The lease has a term through December 2019. The total future minimum obligation under this lease is $141,729 for the remaining term of the arrangement.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Number of Record Stockholders

As of February 22, 2019, there were approximately 54 active stockholders of record of our common stock.

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

On October 19, 2010 we announced that a unique, new Current Procedural Terminology, or CPT, code that applied to the TearLab Osmolarity test had been published by the American Medical Association, or AMA. The code became effective January 1, 2011. The CPT code for the TearLab Osmolarity test is: 83861; Microfluidic analysis utilizing an integrated collection and analysis device, tear osmolarity (For microfluidic tear osmolarity of both eyes, report 83861 twice). This code falls under the Chemistry sub-section of the Pathology and Laboratory section of the CPT Codebook and was listed under the 2010 Clinical Laboratory Fee Schedule by the Centers for Medicare and Medicaid Services, or CMS. At 2017 reimbursement rates, payment code 83861 would be reimbursed in every state by CMS at $22.66 per eye. This decision by CMS provides level reimbursement for and equal access to the TearLab Osmolarity Test across all of the United States. The current rate in effect January 1, 2018 is $22.48. There have been no changes in this rate as of January 1, 2019.

On January 4, 2018, we announced that we had submitted a 510(k) application to the FDA for the potential clearance of the TearLab DiscoveryTM Platform. The submission covers Discovery and the MMP-9 biomarker. On February 14, 2018, we announced that the application had successfully passed the acceptance review phase with the FDA. On April 11, 2018 we announced that we received written feedback from the FDA, requesting that we provide additional information to establish correlation to the FDA-cleared predicate chosen to establish 510(k) substantial equivalence. On September 4, 2018, we submitted, and the FDA accepted, our response to the FDA’s comments regarding the 510(k) application for the Discovery Platform. On October 10, 2018, we announced that the FDA determined that the TearLab Discovery™ MMP-9 test, had not met the criteria for substantial equivalence based upon data and information we submitted. We plan to utilize the guidance provided by the FDA to compile the additional information necessary to resubmit for 510(k) clearance. After securing FDA clearance, we intend to pursue a CLIA waiver in an effort to prepare for commercialization in the US market.

RESULTS OF OPERATIONS

Revenue, Cost of Goods Sold and Gross Profit (in thousands)

	For the years ended December 31,
	2018	% of Revenue	2017	% of Revenue
Revenue	$24,999	100.0%	$27,119	100.0%
Cost of goods sold	9,456	37.8%	13,114	48.4%
Gross profit	$15,543	62.2%	$14,005	51.6%

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

Revenue decreased $2.1 million or 7.8% for the year ended December 31, 2018 compared to the prior year. This decrease was driven by the decrease of both reader and test card revenue, as well as the termination of the Physicians Recommended Nutriceuticals (“PRN”) cooperative marketing agreement on June 23, 2017.

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

Our cost of sales for the year ended December 31, 2018 decreased $3.7 million or 27.9% compared to the prior year. On May 1, 2018, with an effective date of July 1, 2017 the Company entered into a restated patent license and royalty agreement with the University of California San Diego (“UCSD”), that reduced cost of sales by $0.5 million with $0.3 million due to a reduction in 2017 royalties. Additionally, 2017 had $0.7 million impact of a settlement with one of our suppliers as well as $0.5 million write-off of excess and obsolete inventory. In addition, reduced sales and sales mix contributed to the decrease.

Gross Profit

Gross profit for the year ended December 31, 2018 increased by $1.5 million or 11% compared to the prior year. Gross profit was 62%, compared to 52% in the prior year. The improvement in gross profit was driven by the $0.5 million impact of the restated patent, license and royalty agreement with UCSD in 2018. Excluding the 2017 impact of the restated royalty agreement, gross profit percentage would have been 61% for the year ended December 31, 2018. Additionally, the change in gross profit was driven by the 2017 impact of the $0.7 million settlement with one of our suppliers for raw materials purchased by the supplier in excess of needed demand related to the cancellation of purchase orders and the $0.5 million write-off of excess and obsolete inventory. Excluding the impact of the supplier settlement and inventory write-off, 2017 gross profit would have been 56% for the year ended December 31, 2017. In addition, the change in gross profit was driven by reduced reader depreciation related to fixed asset impairment at December 31, 2017.

Operating Expenses (in thousands)

	For the years ended December 31,
		% of		% of
	2018	Revenue	2017	Revenue
Sales and marketing	$3,334	13.3%	12,330	45.5%
Clinical, regulatory and research and development	3,587	14.3%	4,691	17.3%
General and administrative	6,160	24.6%	8,772	32.3%
Total operating expenses	$13,081	52.3%	$25,793	95.1%

Sales and Marketing Expenses

For the year ended December 31, 2018, sales and marketing expenses decreased by $9.0 million or 73% as compared with the prior year. The reduction in sales and marketing expenses is attributable to cost savings from our December 2017 organizational restructuring, including reduced employee related costs and lower marketing spend with launch of our new business model aimed at reducing costs.

Clinical, Regulatory and Research and Development

For the year ended December 31, 2018, clinical, regulatory and research and development expenses decreased by $1.1 million or 23.5%, as compared with the prior year. The decrease was primarily due to a decrease in product development costs related to the development and testing of the TearLab Discovery™ platform.

General and Administrative Expenses

General and administrative expenses decreased $2.6 million or 29.8% for the year ended December 31, 2018 compared to 2017. The decrease was primarily due to the launch of our new business model that is aimed at reducing costs.

Other Income (Expense), Net (in thousands)

	For the years ended December 31,
		% of		% of
	2018	Revenue	2017	Revenue
Interest expense	$(4,709)	-18.8%	$(4,269)	-15.7%
Other, net	(4)	0.0%	(44)	-0.2%
Total other income (expense)	$(4,713)	-18.9%	$(4,313)	-15.9%

Interest Expense

Interest expense is generated from our long-term debt under the Term Loan Agreement, which was most recently amended on November 12, 2018. Interest expense increased $0.4 million in 2018 on larger average balances of long-term debt outstanding.

Other Income (Expense)

Other expense for the year ended December 31, 2018 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources (in thousands)

	As of December 31,
	2018	2017
Cash and cash equivalents	$8,473	$7,272
Percentage of total assets	58.4%	50.7%
Working capital	$9,279	$6,875

Financial Condition

In December 2017 TearLab raised $3 million in gross proceeds through a registered direct offering to support our operations and regulatory expenses. In April 2018, with an effective date of March 31, 2018, we renegotiated our Term Loan Agreement with CRG. This new agreement lowers the minimum liquidity requirement from an end of the day cash balance of $5 million to $3 million and it defers cash interest payments due in 2018. Additionally, in November of 2018, we further amended our Term Loan Agreement to extend the interest only period to 2020 and provide that interest payments for March 31, 2019 and June 30, 2019 will be deferred and added to the principal balance under the agreement. Additionally, if the Federal Drug Administration (“FDA”) receives and accepts our application for review of our DiscoveryTM Platform on or before June 30, 2019 the Company may elect to pay the interest on the outstanding principal amount of the loans under the Term Loan Agreement payable during the quarter ended September 30, 2019 entirely in the form of a PIK Loan. These changes will allow our current funding to provide us with more time to gain our 510(k) approval for the Discovery™ Platform from the FDA as the Discovery™ Platform is critical to our success moving forward. Based on our current rate of cash consumption, we estimate we will need additional capital during the first quarter of 2020 and our prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. However, the Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Unless we succeed in raising additional capital or we significantly reduce the cash consumed in the operations of the Company, we anticipate that we will be unable to continue our operations through the first quarter of 2020 without violating an existing covenant on the Term Loan Agreement. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	Our ability to execute our commercial strategy with our current resources

●	whether government and third-party payers agree to continue reimbursement of the TearLab® Osmolarity System at current levels;

●	the cost and results of continuing development of our next generation TearLab DiscoveryTM Platform including the cost of suppliers and service providers that require advance payment;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

●	the effect of competing technological and market developments.

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

Indebtedness

On March 4, 2015, the Company executed a term loan agreement (the “Term Loan Agreement”) with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35.0 million under the Term Loan Agreement. The Company received $15.0 million in gross proceeds under the Term Loan Agreement on March 4, 2015, and an additional $10.0 million on October 6, 2015. We were unable to access a third tranche of $10.0 million because we did not attain at least $38.0 million in twelve-month revenue prior to June 30, 2016, as required to access the third tranche. The Term Loan Agreement matures on December 31, 2020 and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. While interest on the loan is accrued at 13% per annum, the Company may elect to make interest-only payments at 8.5% per annum. The unpaid interest of 4.5% is added to the principal of the loan and is subject to additional accrued interest (“PIK interest”). The accrued interest can be deferred and paid together with the principal in the fifth and sixth years.

As part of Amendment No. 2 to the Term Loan Agreement, and funding of the second tranche, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants have a life of five years. On April 7, 2016, the Company entered into Amendment No. 4 to the Term Loan Agreement which reduced the exercise price of the 2015 CRG Warrants received under the second amendment to $15.00 per share and granted CRG warrants to purchase an additional 35,000 common shares in the Company at a price of $15.00 per share (the “2016 CRG Warrants” and together with the 2015 CRG Warrants the “CRG Warrants”), which expires 5 years after issuance.

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

On April 4, 2018 with an effective date of March 31, 2018, the Company entered into Amendment No. 6 to the Term Loan Agreement. Pursuant to the terms of this amendment, the cash interest payments due in 2018 will be deferred and added to the principal balance under the Term Loan Agreement at the end of each quarter. This amendment also provides for an additional facility fee equal to 3% of the sum of the aggregate amount of the principal drawn under the Term Loan Agreement and any PIK loans issued, so that the total facility fee shall be 9.5%, applicable to the entire balance. In addition, this amendment reduces the minimum liquidity covenant to $3 million. Concurrent with the reduction of the liquidity covenant the Company agreed to repay CRG $1.0 million of principal on the Term Loan Agreement in April 2018. Lastly, this amendment reduced the strike price of the existing CRG Warrants and the 2017 CRG Warrants to $0.44 per share. This amendment was accounted for as a modification in accordance with U.S. GAAP.

On November 12, 2018 the Company entered into Amendment No. 7 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment extends the “Interest-Only Period” under the Term Loan Agreement from the sixteenth (16th) payment date to the twentieth (20th) payment date following the first borrowing date, which has the effect of pushing out the principal payments to 2020. In addition, the cash interest payments under the Term Loan Agreement for periods ending on March 31, 2019 and June 30, 2019 will be deferred and added to the principal balance under the Term Loan Agreement at the end of each such quarter. Additionally, if the Federal Drug Administration (“FDA”) receives and accepts our application for review of our DiscoveryTM Platform on or before June 30, 2019 the Company may elect to pay the interest on the outstanding principal amount of the loans under the Term Loan Agreement payable during the quarter ended September 30, 2019 entirely in the form of a PIK Loan. Finally, the Amendment reduces the minimum required revenue for 2018 under the Term Loan Agreement from $25 million to $24 million.

The Term Loan Agreement is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels through calendar year 2020. The minimum annual revenue threshold level required by the Term Loan Agreement, as amended, for calendar years 2018 is $24.0 million, $38,000 for 2019, and $45,000 for 2020. The minimum cash balance required is $3.0 million, subject to certain conditions.

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

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents and cash generated from business operations will be sufficient to sustain our operations until the first quarter of 2020. We continually evaluate various financing possibilities but we typically expect our primary source of cash will be related to the collection of accounts receivable. Our accounts receivable collections will be impacted by our ability to maintain current customers and annuity revenue base, while reducing costs as per our new business model.

We expect to use our cash primarily to fund our operating expenses and to pursue the development and generation of clinical data for our new generation platform.

Changes in Cash Flows (in thousands)

	Years ended December 31,
	2018	2017

Cash provided by (used in) operating activities	$2,662	$(9,656)
Cash used in investing activities	(461)	(989)
Cash (used in) provided by financing activities	(1,000)	2,446
Net increase (decrease) in cash and cash equivalents during the period	$1,201	$(8,199)

Cash Used in Operating Activities

Net cash gained in our operating activities for 2018 was $2.6 million compared to net cash used of $9.7 million during the prior year. Although the Company had net cash gained in operating activities, net loss for the year was $2.3 million. This was primarily due to deferred interest on our long-term debt and amortization of deferred financing charges. In aggregate, these non-cash expenses totaled $6.2 million during the year reduced by a $1.3 million net increase in non-cash working capital and non-current asset balances.

The net change in non-cash working capital and non-current asset balances related to operations for the years ended December 31, 2018 and 2017 consists of the following (in thousands):

	Years ended December 31,
	2018	2017

Accounts receivable, net	$350	$744
Inventory	11	1,068
Prepaid expenses and other assets	-	536
Other non-current assets	(50)	120
Accounts payable	(1,039)	(138)
Accrued liabilities	(497)	(1,099)
Deferred rent/revenue	(28)	(42)
	$(1,253)	$1,189

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Accounts receivable decreased in 2018 due to improved collection on outstanding balances and a reduction in sales;

●	Inventory decreased in 2018 as the company strived to manage inventory on hand;

●	Accounts payable and accrued liabilities had a net decrease in 2018 primarily due to the continued management of spending subsequent to the restructuring in December 2017 as well as the restated patent license and royalty agreement with the University of California San Diego.

Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2018 and 2017 was $0.5 million and $1.0 million, respectively, which we used to acquire fixed assets, primarily the TearLab ® Osmolarity System readers.

Cash Used in Financing Activities

Net cash used by financing activities for the year ended December 31, 2018 was $ 1.0 million, which was used to pay down the CRG loan principal. For the year ended December 31, 2017, cash provided by financing activities was $2.4 million, predominantly due to the proceeds from the issuance of common and preferred stock and related warrants to purchase common stock.

The following table summarizes our contractual commitments as of December 31, 2018 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

		Less Than	1 To 3	More Than
Contractual obligation	Total	1 Year	Years	3 Years
Operating leases	$1,045	$326	$550	$169
Royalty payments	385	35	105	245
Marketing service agreements	25	25	-	-
Purchase obligations	4,090	4,090	-	-
Long-term debt	24,000	-	24,000	-
Interest payments	13,077	1,106	11,971	-
Total contractual obligations	$42,622	$5,582	$36,626	$414

Off-Balance-Sheet Arrangements

As of December 31, 2018, we did not have any material off-balance-sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to our intangible assets, uncollectible receivables, inventories, debt and equity instruments and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements.

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services which includes estimates of variable consideration that results from returns, rebates or test card replacements. The Company records allowances for returns or rebates and reports revenue net of such amounts. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms are typically upon shipment or net 30.

The Company sells its proprietary TearLab® Osmolality System and related test cards to external customers, who are primarily eye care professionals, for use in osmolality testing procedures. Revenue is primarily derived from the sale of disposable test cards. Products are generally shipped from a distribution and warehousing facility located in Escondido, California. The Company’s sales are currently direct to customers in the United States and to distributors in the rest of the world.

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

If the assets are considered to be impaired, the impairment is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of available third-party sources and discounted cash flows. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenue or otherwise be used by us. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

As of December 31, 2018, the net book value of fixed assets equaled $2.0 million.

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

ITEM 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TearLab Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TearLab Corporation (“Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers effective January 1, 2018, under the modified retrospective method.

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
San Diego, CA
March 22, 2019

TearLab Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$8,473	$7,272
Accounts receivable, net	1,186	1,536
Inventory	1,987	1,998
Prepaid expenses and other current assets	690	690
Total current assets	12,336	11,496

Fixed assets, net	2,024	2,739
Intangible assets, net	2	10
Other non-current assets	151	100
Total assets	$14,513	$14,345

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$681	$1,720
Accrued liabilities	2,363	2,859
Deferred Rent	13	42
Total current liabilities	3,057	4,621
Long-term debt, net	32,014	28,290
Long-term third party payable	111	-
Total liabilities	35,182	32,911
Commitments and contingencies (Note 10)
Stockholders’ deficit
Capital stock
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 556 and 2,012 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 11,296,998 and 7,986,998 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	11	8
Additional paid-in capital	510,380	510,235
Accumulated deficit	(531,060)	(528,809)
Total stockholders’ deficit	(20,669)	(18,566)
Total liabilities and stockholders’ deficit	$14,513	$14,345

See accompanying notes to consolidated financial statements.

TearLab Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2018	2017
Revenue
Product sales	$22,153	$24,237
Reader equipment rentals	2,846	2,882
Total revenue	24,999	27,119
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	8,495	10,993
Cost of goods sold - reader equipment depreciation	961	2,121
Gross profit	15,543	14,005
Operating expenses
Sales and marketing	3,334	12,330
Clinical, regulatory and research & development	3,587	4,691
General and administrative	6,160	8,772
Total operating expenses	13,081	25,793
Income (Loss) from operations	2,462	(11,788)
Other income (expense)
Interest expense	(4,709)	(4,269)
Other, net	(4)	(44)
Total other income (expense)	(4,713)	(4,313)
Net loss and comprehensive loss	$(2,251)	$(16,101)
Weighted average shares outstanding - basic and diluted	10,615,513	5,789,714
Net loss per share – basic and diluted	$(0.21)	$(2.78)

See accompanying notes to consolidated financial statements.

TearLab Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common stock		Series A Convertible Preferred stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	5,359,671	$5	2,764	$-	$506,982	$(512,708)	$(5,721)
Common stock issued	2,013,636	2	-	-	410	-	412
Series A Convertible Preferred stock issued	-	-	2,114	-	748	-	748
Series A Convertible Preferred conversion to common	599,485	1	(2,866)	-	(1)	-	-
Stock-based compensation	-	-	-	-	736	-	736
Common Stock Warrants issued	-	-	-	-	1,318	-	1,318
Issuance of employee purchase plan shares	14,206	-	-	-	42	-	42
Net loss and comprehensive loss	-	-	-	-	-	(16,101)	(16,101)
Balance, December 31, 2017	7,986,998	$8	2,012	$-	$510,235	$(528,809)	$(18,566)
Series A Convertible Preferred conversion to common	3,310,000	3	(1,456)	-	(3)	-	-
Stock-based compensation	-	-	-	-	151	-	151
Common Stock Warrants issued	-	-	-	-	(3)	-	(3)
Net loss and comprehensive loss	-	-	-	-	-	(2,251)	(2,251)
Balance, December 31, 2018	11,296,998	$11	556	$-	$510,380	$(531,060)	$(20,669)

See accompanying notes to consolidated financial statements.

TearLab Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net loss for the period	$(2,251)	$(16,101)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation	151	736
Depreciation of fixed assets	1,202	1,937
Amortization of intangible assets	9	50
Impairment of long-lived assets and inventory	-	529
(Gain) loss on disposal of fixed assets	84	89
Deferred interest on long-term debt	3,793	1,675
Amortization of deferred financing charges	927	240
Changes in operating assets and liabilities:
Accounts receivable, net	350	744
Inventory	11	1,068
Prepaid expenses and other assets	-	536
Other non-current assets	(50)	120
Accounts payable	(1,039)	(138)
Accrued liabilities	(497)	(1,099)
Deferred rent/revenue	(28)	(42)
Cash provided by (used in) operating activities	2,662	(9,656)

INVESTING ACTIVITIES
Additions to fixed assets	(461)	(989)
Cash used in investing activities	(461)	(989)

FINANCING ACTIVITIES
Payment on the term loan	(1,000)
Net proceeds from the issuance of equity instruments	-	2,404
Repurchase of fractional shares upon reverse stock split	-	(3)
Proceeds from the issuance of employee stock purchase plan shares	-	45

Cash (used in) provided by financing activities	(1,000)	2,446

Net increase (decrease) in cash and cash equivalents during the year	1,201	(8,199)
Cash and cash equivalents, beginning of year	7,272	15,471
Cash and cash equivalents, end of year	$8,473	$7,272

Supplemental Cash flow information
Cash paid for interest	$-	$2,356

Supplemental disclosure of noncash investing and financing activities
Issuance of Warrants	$-	$1,318
Purchase of asset through third party payable	111	-

See accompanying notes to consolidated financial statements.

TearLab Corporation

Notes to Consolidated Financial Statements

(expressed in thousands of U.S. dollars except per share amounts and as otherwise noted)

1. Basis of Presentation

Nature of Operations

TearLab Corporation (“TearLab” or the “Company”), a Delaware corporation, is an ophthalmic device company that is commercializing a proprietary in vitro diagnostic tear testing platform, the TearLab® Osmolarity System to test for dry eye disease, or DED, which enables eye care practitioners to test for a highly sensitive and specific biomarker using nanoliters of tear film at the point-of-care.

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries, TearLab Research, Inc. (“TearLab Research”) and Occulogix Canada Corporation. Intercompany accounts and transactions have been eliminated on consolidation.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained substantial losses of $2,251 and $16,101 for the years ended December 31, 2018 and 2017, respectively. Based on the Company’s current rate of cash consumption, the Company estimates it will need additional capital prior to the end of the first quarter of 2020 and its prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. However, the Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Unless the Company succeeds in raising additional capital, the Company anticipates that it will be unable to continue operations through the end of the first quarter of 2020 without violating an existing covenant on the Term Loan Agreement (defined below). As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

During 2018 and 2017, the Company derived its revenue from the sale of the TearLab ® Osmolarity product. There were no customers representing revenue in excess of 10% in the years ended December 31, 2018 or 2017.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of trade receivables from customers and are generally unsecured and due within 30 days. The Company evaluates the collectability of its accounts receivable based on a combination of factors and calculates an allowance for doubtful accounts based on the estimated proportion of aged receivables deemed uncollectable. Expected credit losses related to trade receivables are recorded as an allowance for doubtful accounts. The allowance for doubtful accounts is charged to sales and marketing expense and accounts receivable are written off as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. The activities in the allowance for doubtful accounts are as follows:

	Years ended December 31,
	2018	2017
Balance at the beginning of the year	$508	$649
Charges to bad debt expense	(241)	21
Write-off and recoveries	(129)	(162)
Balance at the end of the year	$138	$508

Inventory

Inventory is recorded at the lower of cost or net realizable value on a first-in, first-out basis and consists of purchased finished goods. Inventory is periodically reviewed for evidence of slow-moving or obsolete items, and the estimated reserve is based on management’s reviews of inventories on hand, compared to estimated future usage and sales, reviewing product shelf-life, and assumptions about the likelihood of obsolescence. Once written down, the adjustments are considered permanent and are not reversed until the related inventory is sold.

Fixed Assets

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to fifteen years. Maintenance and repairs are expensed as incurred. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.

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

Product Warranties

The Company generally provides a one-year warranty on its TearLab® Osmolarity System and related disposables. The Company accrues the estimated cost of this warranty at the time revenue is recognized and charges warranty expense to cost of goods sold. Warranty reserves are established based on historical experience with failure rates and the number of systems covered by warranty. Warranty reserves are depleted as systems and disposables are replaced. The Company reviews warranty reserves quarterly and, if necessary, makes adjustments. The activities in the warranty reserve are as follows:

	Years ended December 31,
	2018	2017
Balance at the beginning of the year	$131	$124
Charges to cost of goods sold	17	137
Costs applied to liability	(74)	(130)
Balance at the end of the year	$74	$131

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

There was no net reduction to opening retained earnings as a result of adopting Topic 606 and no impact to revenues for the year ended December 31, 2018.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services which includes estimates of variable consideration that results from returns, rebates or test card replacements. The Company records allowances for returns or rebates and reports revenue net of such amounts, which were immaterial for the twelve months ended December 31, 2018. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms are typically upon shipment or net 30.

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

The Company enters into contracts where revenue is derived either from agreements whereby the customer is provided the right to use the TearLab® Osmolarity System “reader equipment” at no separate cost to the customer in consideration for a minimum or implied purchase commitment of disposable test cards over the related contract term (referred to as either “Use Agreements,” “Masters Agreements” or “Flex Agreements”), or from agreements to sell the reader equipment and disposable test cards at their stand-alone selling price with no contractual future purchase commitment (referred to as “Purchase Agreements”).

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

Amounts billed to customers for shipping and handling of a sales transaction are included as revenue. For the years ended December 31, 2018 and 2017, the Company recognized revenue from shipping and handling of $148 and $165, respectively.

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	Years ended December 31,
	2018	2017
Product Sales	$22,153	$24,237
Reader Equipment Rentals	2,846	2,882
	$24,999	$27,119

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

Return Reserve

Although the Company has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenue at the time of shipment based on historical experience. The reserve of $6 and $9 as of December 31, 2018 and 2017, respectively, has been recorded as a reduction of revenue and is included in accounts receivable. The activities in the return reserve are as follows:

	Years ended December 31,
	2018	2017
Balance at the beginning of the year	$9	$13
Provision	64	93
Write-off and recoveries	(67)	(97)
Balance at the end of the year	$6	$9

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

Cost of Goods Sold

Cost of goods sold includes the costs the Company incurs for the purchase of the TearLab® Osmolarity Systems sold and related freight and shipping costs, royalties, fees related to merchant services, warehousing and logistics inventory management associated with conducting business and depreciation of reader equipment. The Company recorded $706 and $794 in shipping and handling fees for the years ended December 31, 2018 and 2017, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2018 and 2017 were $43 and $343, respectively.

Foreign Currency Transactions

The Company’s functional and reporting currency is the U.S. dollar. The assets and liabilities of the Company’s Canadian operations are maintained in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet dates, and non-monetary assets and liabilities are translated at exchange rates in effect on the date of the transaction. Revenue and expenses are translated into U.S. dollars at average exchange rates prevailing during the year. Resulting exchange gains of $7 and $43 are included in other income (expense) for the years ended December 31, 2018 and 2017, respectively.

Geographic Information

The following table provides geographic information related to the Company’s revenue based on the geographic location to which it delivers the product:

	For the year ended December 31,
	2018	2017
United States	$23,634	$25,523
Rest of the world	1,365	1,596
Total	$24,999	$27,119

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

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the potential impact of this guidance and does not believe that it will have a material impact on the Company’s consolidated financial statements.

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

In December 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect public companies. The 2017 Act (i) changes U.S. corporate tax rates, (ii) generally reduces a company’s ability to utilize accumulated net operating losses, and (iii) requires the calculation of a one-time transition tax on certain previously unrepatriated foreign earnings and profits (“E&P”). The 2017 Act will also impact estimates of a company’s deferred tax assets and liabilities. On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“U.S. Tax Cuts and Jobs Act of 2017”). This new law did not have a significant impact on our consolidated financial statements for the year ended December 31, 2018 because we maintain a valuation allowance on the entirety of our deferred tax assets. However, the reduction of the U.S. federal corporate tax rate from 34% to 21% resulted in a remeasurement of our deferred tax assets.

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

In August 2016, the Financial Accountings Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (“ASU 2016-35”), to reduce diversity in practice of how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal and interim periods beginning after December 15, 2017. The guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use model that requires a lessee to record an asset and liability on the balance sheet for all leases with terms longer than twelve months. In July 2018, the FASB issued ASU 2018-10, Codification improvements to Topic 842 (leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. In December 2018 FASB issued ASU 2018-20, Leases (Topic) 842: Narrow-scope Improvements for Lessors which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. In March 2019 the FASB issued ASU 2019-01, Leases Codification Improvements Codification improvements to Topic 842 (leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The Company has evaluated the impact of the new standard on its consolidated financial statements and the guidance does not have a material impact on the Company. The Company adopted the guidance effective January 1, 2019  and has elected to apply the standard prospectively at its effective date of January 1, 2019.

3. BALANCE SHEET DETAILS

Accounts Receivable

	December 31,
	2018	2017
Trade receivables	$1,324	$2,044
Allowance for doubtful accounts	(138)	(508)
	$1,186	$1,536

Inventory

	December 31,
	2018	2017
Finished goods	$1,987	$2,125
Inventory reserves	-	(127)
	$1,987	$1,998

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand and expiration dates of inventory, with the excess inventory provided for. In addition, the Company assesses the impact of changing technology and market conditions. The Company recorded charges for an inventory write-off associated with excess and obsolete inventory of $127 for the year ended December 31, 2017.

Prepaid Expenses and Other Current Assets

	December 31,
	2018	2017
Prepaid trade shows	$18	$14
Prepaid insurance	322	313
Manufacturing deposits	111	-
Subscriptions	140	311
Other fees and services	98	52
Other current assets	1	-
	$690	$690

Fixed Assets, net

	December 31,
	2018	2017
Capitalized TearLab equipment	$6,922	$8,437
Manufacturing equipment	317	-
Leasehold improvements	13	60
Computer equipment and software	846	915
Furniture and office equipment	368	436
Medical equipment	1,366	1,180
	$9,832	$11,028
Less accumulated depreciation	(7,808)	(8,289)
	$2,024	$2,739

Depreciation expense was $1,202 and $1,937 for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2017, the Company determined there was excess TearLab equipment on hand and recorded an impairment charge of $402 to fixed assets, which is included as a charge to cost of goods sold on the Consolidated Statements of Operations and Comprehensive Loss.

Accrued Liabilities

	December 31,
	2018	2017
Due to professionals	$17	$193
Due to employees and directors	1,289	944
Sales and use tax liabilities	257	253
Royalty liability	290	447
Warranty	74	131
Restructuring	-	200
Other	436	691
	$2,363	$2,859

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc., a wholly-owned subsidiary of the Company and a prescriber list. The TearLab Technology, which consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company. Amortization expense was $8 and $50 for the years ended December 31, 2018 and 2017, respectively.

Intangible assets subject to amortization consist of the following:

	Remaining Useful Life (Years)	Gross Value at December 31, 2018	Accumulated Amortization	Net Book Value at December 31, 2018
TearLab® technology	0	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(269)	2
Prescriber list	0	90	(90)	-
Total		$12,533	$(12,531)	$2

	Remaining Useful Life (Years)	Gross Value at December 31, 2017	Accumulated Amortization	Net Book Value at December 31, 2017

TearLab® technology	0	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(261)	10
Prescriber list	0	90	(90)	-
Total		$12,533	$(12,523)	$10

Estimated future amortization expense related to intangible assets with finite lives at December 31, 2018 is as follows:

Amortization of intangible assets
2019	$1
Thereafter	1
$2

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

As part of Amendment No. 2 to the Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants have a five-year life and are classified as equity on the Consolidated Balance Sheets as of December 31, 2018 and 2017. The 2015 CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. On April 7, 2017, the Company entered into Amendment No. 4 to the Term Loan Agreement and the company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at 15.00 per share (the “2016 CRG Warrants”) and together with the 2015 CRG Warrants, the “CRG Warrants”, expire 5 years after issuance.

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

On November 12, 2018 the Company entered into Amendment No. 7 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment extends the “Interest-Only Period” under the Term Loan Agreement from the sixteenth (16th) payment date to the twentieth (20th) payment date following the first borrowing date, which has the effect of pushing out the principal payments to 2020. In addition, the cash interest payments under the Term Loan Agreement for periods ending on March 31, 2019 and June 30, 2019 will be deferred and added to the principal balance under the Term Loan Agreement at the end of each such quarter. The Company evaluated the amendment and it was accounted for as a modification in accordance with GAAP, with no incremental expense incurred. Additionally, if the Federal Drug Administration (“FDA”) receives and accepts our application for review of our DiscoveryTM Platform on or before June 30, 2019 the Company may elect to pay the interest on the outstanding principal amount of the loans under the Term Loan Agreement payable during the quarter ended September 30, 2019 entirely in the form of a PIK Loan. Finally, the Amendment reduces the minimum required revenue for 2018 under the Term Loan Agreement from $25 million to $24 million. If the Company does not have annual revenue greater or equal to the annual revenue covenant in a calendar year, the Company will have the right within 90 days of the end of the respective calendar year to raise subordinated debt or equity (the “CRG Equity Cure”) equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement. In the event of a default, the Company may be required to repay any outstanding amounts earlier than anticipated, and CRG may foreclose on their security interest in the Company’s assets.

At December 31, 2018, the Company was in compliance with all of the covenants.

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

The following is a summary of the Term Loan Agreement as of December 31, 2018 and related maturities of outstanding principle:

Principle balance outstanding	$24,000
PIK interest	6,918
Facility fee	1,451
less discount on term loan:
deferred financing fees, net	(184)
fair value of detachable warrants, net	(171)
Total term loan	$32,014

Principal due for each of the next 5 years and in the aggregate thereafter:

2019	-
2020	32,369
Total principal, PIK interest and facility fee due	32,369
Less: discount on term loan	(355)
Total term loan	$32,014

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

(b) Common and Preferred Shares

On December 8, 2017, the Company issued 2,013,636 shares of common stock, 2,114 shares of Series A Convertible Preferred Stock (“Preferred Stock”), Series A warrants to purchase 6,818,181 shares of common Stock (“Series A Warrants”) and Series B warrants to purchase 6,818,181 shares of common stock (“Series B Warrants”) for gross proceeds of $3,000, less issuance costs of $596. Additionally, the Company granted the placement agent compensation warrants to purchase 477,273 shares of common stock. The Preferred stock is convertible, subject to certain limitations, into an aggregate of 4,804,545 shares of common stock, contains no voting rights, participates in any common stock dividends and is treated as if converted upon any ordinary liquidation event. The common stock, Series A Convertible Preferred Stock and the Series A and Series B Warrants are all included in equity in the Company’s Consolidated Balance Sheets as of December 31, 2018 and 2017. The net proceeds were allocated to common stock, Preferred Stock and Series A and Series B Warrants based on their relative fair values as follows:

Common stock	$327
Preferred stock	781
Series A warrants	804
Series B warrants	492
Net proceeds	$2,404

As of December 31, 2018, 1,558 shares of Series A Convertible Preferred stock have been converted into 3,540,909 shares of common stock.

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

Share-based payment transactions with employees are recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The amount of expense recognized during the period is affected by subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards. The weighted-average fair value of stock options granted during the years ended December 31, 2018 and 2017 was $ 0.12 and $2.30, respectively.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Years ended December 31,
	2018	2017
General and administrative	$71	$308
Clinical, regulatory and research and development	25	98
Sales and marketing	55	330
Stock-based compensation expense before income taxes	$151	$736

The estimated fair value of stock options for the periods presented was determined using the Black-Scholes Merton option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2018	2017
Volatility	84%	78%
Weighted average expected life of the options	6	6
Risk-free interest rate	2.85%	2.09%
Dividend yield	0.00%	0.00%

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

A summary of the options issued during the years ended December 31, 2018 and 2017 and the total number of options outstanding as of that date are set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	713,616	$33.19	5.92	$-
Granted	16,800	3.36
Exercised	-	-
Forfeited/cancelled/expired	(101,400)	33.45
Outstanding, December 31, 2017	629,016	$32.35	4.29	$-
Granted	509,590	0.16
Exercised	-	-
Forfeited/cancelled/expired	(239,487)	27.33
Outstanding, December 31, 2018	899,119	$15.45	7.26	$-

Vested or expected to vest, December 31, 2018	895,449	$15.48	7.26	$-
Exercisable, December 31, 2018	497,373	$27.48	5.48	$-

The aggregate intrinsic value at December 31, 2018 represents the total pre-tax intrinsic value, calculated as the difference between the Company’s closing stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options that could be exercised had been exercised on such date.

Net cash proceeds from the exercise of common stock options were $0 for the years ended December 31, 2018 and 2017. No income tax benefit was realized from stock option exercises during the years ended December 31, 2018 and 2017. The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The total intrinsic value of options exercised was $0 for the years ended December 31, 2018 and 2017. The total fair value of stock options vested during the years ended December 31, 2018 and 2017 was $76 and $758, respectively.

As of December 31, 2018, total unrecognized compensation cost related to stock options of $78 is expected to be recognized over a weighted-average period of 1.67 years.

As of December 31, 2018, the Company had 149,309 options remaining in the Stock Option Plan available for grant.

(d) Employee Stock Purchase Plan

In July 2014, the Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan (the “ESPP”) which was approved by the Company’s stockholders in June 2014 at the Company’s Annual Meeting of Stockholders. At December 31, 2017 a total of 28,601 shares of the Company’s common stock were reserved for issuance under the plan, which permits eligible employees to purchase common stock at a discount through payroll deductions. In early 2018, the Company’s Board of Directors terminated the ESPP.

The price at which stock was purchased under the ESPP was equal to 90% of the fair market value of the common stock on the first or the last day of the offering period, whichever is lower. Generally, each offering under the ESPP will be for a period of six months as determined by the Company’s Board of Directors. Employees may invest up to 20% of their gross compensation through payroll deductions. In no event may an employee purchase more than $25 worth of stock in the plan during each calendar year or purchase more than 500 shares per offering period. During the years ended December 31, 2018 and 2017, the Company recorded $0 and $4 of expense, respectively, under the ESPP. During the year ended December 31, 2018 and 2017 the Company issued 0 and 14,206 shares of common stock, respectively, under the ESPP.

(e) Warrants

On October 8, 2015, as part of Amendment No. 2 to the Term Loan Agreement, and funding of the $10,000 tranche, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants are exercisable any time prior to October 8, 2020. The 2015 CRG Warrants are classified as equity on the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively. The CRG Warrants were valued at $290 upon issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the twelve months ended December 31, 2018 or 2017.

On April 8, 2016, as part of Amendment No. 4 to the Term Loan Agreement, the exercise price of the 2015 CRG Warrants was changed to allow the holder to purchase common shares in the Company at a price of $15.00 per share and CRG was issued an additional 35,000 warrants to purchase common shares at an exercise price of $15.00 (the “2016 CRG Warrants” and together with the 2015 CRG Warrants, the “CRG Warrants”). The modification to the terms of the CRG Warrants resulted in a change in fair value of $54 which was included as interest expense for the twelve months ended December 31, 2016. The change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 76%, an expected life of 4.5 years, a risk-free interest rate of 1.06%, and 0% dividend yield. The 2016 CRG Warrants are classified as equity on the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively, and the warrants were valued at $106 upon issuance using the Black-Scholes Merton model assuming volatility of 76%, an expected life of 5.0 years, a risk-free interest rate of 1.30% and 0% dividend yield.

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

On October 12, 2017, as part of Amendment No. 5 to the Term Loan Agreement, the exercise price of the CRG warrants was changed to allow the holder to purchase common shares in the Company at a price of $1.50 per share as well as provide broad anti-dilution protection such that the CRG Warrants shall maintain the same 1.22% ownership following any capital raises the Company completed through March 31, 2018. The modification to the terms of the CRG Warrants resulted in a change in fair value of $44 which was included as interest expense for the twelve months ended December 31, 2017. The 2015 CRG Warrants change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 94%, an expected life of 2.99 years, a risk-free interest rate of 1.70% and 0% dividend yield. The 2016 CRG Warrants change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 90%, an expected life of 3.48 years, a risk-free interest rate of 1.80% and 0% dividend yield.

On December 8, 2017, the Company issued Series A Warrants to purchase 6,818,181 shares of common stock for $0.44 per share and Series B Warrants to purchase 6,818,181 shares of common stock for $0.44 per share in conjunction with shares of common stock and Series A Convertible Preferred stock issued on that same date. The Series A Warrants were exercisable immediately and expire 5 years after the issuance date. Fair Value of the Series A Warrants, for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk-free interest rate of 2.14% and a 0% dividend yield and are classified as equity on the Consolidated Balance Sheets as of December 31, 2018 and 2017. The Series B Warrants were exercisable immediately and expire 6 months after the issuance date. Fair value of the Series B warrants for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming a volatility of 158.6%, an expected life of 6 months, a risk-free rate of 1.45% and a 0% dividend yield and are classified as equity on the Consolidated Balance Sheet as of December 31, 2017. All Series B warrants expired, unexercised, on June 7, 2018. In addition, we granted the placement agent compensation warrants to purchase 477,273 shares of common stock at $0.55 per share. The compensation warrants are in the same form as Series A warrants, excluding the exercise price, and will terminate on the five year anniversary date. The placement agent warrants are classified as equity on the Consolidated Balance Sheets as of December 31, 2018 and 2017.

In connection with the December 2017 offering the Company issued CRG warrants to purchase 83,240 shares of common stock at an exercise price of $1.50 (the “2017 CRG Warrants”) as a result of triggering the anti-dilution clause of Amendment No. 5 to the Term Loan Agreement (see Note 5). The anti-dilution clause is considered down-round protection, however the Company early adopted ASU 2017-11 and therefore the down-round feature is excluded from the consideration of whether the warrants are indexed to the Company’s own stock and therefore the warrants are not required to be liabilities under the guidance. The 2017 CRG Warrants are classified as equity on the Consolidated Balance Sheets as of December 31, 2018 and 2017 and were valued at $30 upon issuance using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk-free interest rate of 2.14% and 0% dividend yield. On April 4, 2018, in connection with Amendment No. 6 to the Term Loan Agreement, the strike price of all existing CRG warrants was reduced to $0.44 per share (see Note 5).

The following table provides activity for warrants issued and outstanding during the two years ended December 31, 2018:

	Number of	Weighted average
	warrants	exercise
	outstanding	price
Outstanding, December 31, 2016	1,323,500	$10.73
Issued	14,196,875	0.45
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2017	15,520,375	$1.33
Issued	-	-
Exercised	-	-
Expired	(6,818,181)	0.44
Outstanding, December 31, 2018	8,702,194	$2.02

7. INCOME TAXES

Geographic sources of loss from continuing operations before income tax are as follows:

	December 31,
	2018	2017
Domestic	$2,144	$15,183
Foreign	107	918
Loss before income taxes	$2,251	$16,101

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets
Intangible assets	$33	$71
Stock options	3,067	3,035
Accruals and others	1,355	612
Net operating loss carryforwards	25,917	28,351
	30,372	32,069
Valuation allowance	(30,372)	(32,069)
Deferred tax asset	$-	$-
Deferred tax liability
Fixed Assets	$-	$-
Deferred tax liability	$-	$-
Deferred taxes, net	$-	$-

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31,
	2018	2017
Loss for the year before income taxes	$(2,251)	$(16,101)

Expected recovery of income taxes	$(473)	$(5,474)
State income tax, net of federal benefit	(175)	(422)
Stock based compensation	-	5
Re-measurement of deferred liability	-	15,943
Adjustments to deferred tax assets	2,336	954
Non-deductible expense and other	9	63
Change in valuation allowance	(1,697)	(11,069)
Total recovery of income taxes	$-	$-

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

In July 2006, the FASB issued additional guidance which requires the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the provisions under this guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions under this guidance on January 1, 2007. The adoption of these provisions had no impact on the Company’s consolidated financial position or results of operations. At December 31, 2018 and 2017, the Company has no unrecognized income tax benefits and no material uncertain tax positions.

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

At December 31, 2018, the Company had federal net operating loss carryforwards of approximately $112,256 and state net operating loss carryforwards of approximately $91,567. The federal net operating loss carryforwards and the state net operating loss carryforwards begin to expire in 2028. The federal and state net operating loss carryovers reflected above do not include any net operating loss carryover which would expire unutilized solely as a result of Section 382 limitations arising in connection with the 2008 ownership change.

The Company’s policy is to recognize interest and penalties related to income tax matters in other expense. Because the Company has generated net operating losses since inception for both state and federal purposes, no additional tax liability, penalties or interest have been recognized for balance sheet or income statement purposes as of and for the two years ended December 31, 2018.

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

United States Tax Reform

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from 34% to 21% effective for the tax year beginning January 1, 2018. At December 31, 2017, the Company remeasured its deferred tax balances to reflect the new tax rate. The remeasurement reduced the company’s net deferred tax assets before valuation by $15.9 million with an offsetting decrease recorded in the valuation allowance.

8. NET INCOME (LOSS) PER SHARE

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

The following are potentially dilutive securities which have not been used in the calculation of diluted loss per share as they are anti-dilutive:

	Year Ended December 31,
(in thousands of shares)	2018	2017
Stock options	899	629
Warrants	8,702	15,520
ESPP shares	-	-
Convertible preferred shares	1	2
Total	9,602	16,151

The following table is a reconciliation of the weighted average shares outstanding used for basic and diluted loss per share:

	Year Ended December 31,
	2018	2017
(in thousands of shares)
Weighted average shares outstanding - basic	10,616	5,790
Dilutive potential common shares	-	-
Weighted average shares outstanding - fully diluted	10,616	5,790

9. EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution, 401(k) retirement plan under which all full-time employees may contribute up to 90% of their annual salary, within IRS limits. The Company has not made any contributions to the retirement plan in the years ended December 31, 2018 and 2017.

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments relating to operating leases recognized on a straight-line basis over the term of the lease for rental of office space and equipment from unrelated parties, expiring at various times through December 31, 2023. Rent expensed under these leases was $443 and $489 for the years ended December 31, 2018 and 2017 respectively.

Future minimum lease payments under these leases as of December 31, 2018 are as follows:

Minimum
Lease Payments
2019	$326
2020	202
2021	184
2022	164
2023	169
$1,045

On August 9, 2018, the Company entered into a manufacturing, supply and development agreement (the “MiniFAB Agreement”) with MiniFAB (Aust) Pty Ltd (“MiniFAB”). Pursuant to the terms of the MiniFAB Agreement, MiniFAB will manufacture and supply test cards for the Company’s next generation platform, the TearLab Discovery™ System. The MiniFAB Agreement is exclusive through the first term of 10 years and automatically renews for an additional term of 5 years unless either party cancels. TearLab will pay for 65% of the capital expenditures under the MiniFAB Agreement (“capex”) as incurred and MiniFAB will pay for the remaining 35% of capex, which will be recoverable from TearLab through an amortized cost component in the price for the product charged to TearLab once the monthly card volumes reach 200,000 per month. The capex amounts are limited to an aggregate of $1.0 million AUD for the initial development and production phase (“Phase 1”) and anticipated to be in the vicinity of $3.0 million AUD for further investment of production capacity (“Phase 2”). In addition, TearLab will be responsible for the payment or reimbursement of all non-recurrent expenditure and tooling, limited to $1.2 million AUD for Phase 1 and estimated at $2.0 million AUD for Phase 2. In December 2018, the Company made an initial capex investment of $317 for a machine that was placed into fixed assets and is being amortized over a 15-year period as well as a corresponding $111 of long-term third-party payable for capex to be amortized through the card cost component for the twelve months ended December 31, 2018.

On May 1, 2018 with an effective date of July 1, 2017 the Company entered into a Restated License Agreement (the “Restated UCSD Agreement”) to its exclusive license agreement for the commercial development of the invention disclosed in UCSD Disclosure Docket No. SD2002-180 and titled “Volume Independent Tear Film Osmometer” (UCSD License Agreement #2003-03-0433), dated as of March 12, 2003, as amended by Amendment 1, dated as of June 9, 2003, Amendment 2, dated as of September 5, 2005, Amendment 3, dated as of July 7, 2006, Amendment 4, dated as of October 9, 2006, and Amendment 5, dated as of July 9, 2007, by and among the Company and The Regents of the University of California (collectively the “Existing License”) to amend certain terms related to royalties under the Restated UCSD Agreement and treatment upon a change of control transaction. The Company is required to make royalty payments of anywhere from 3% to 4.25% based on quarterly net sales. Additionally, the Company is required to pay a royalty of 20% of any sublicense fees it receives. Should a change of control transaction occur during the term of the Restated UCSD Agreement the royalty rates would range anywhere from 3.5% to 4.75% based on quarterly net sales and the Company would have to make a milestone payment of $0.5 million. In addition, if the Company has not commenced commercial sales of the TearLab DiscoveryTM Platform on or before July 1, 2019, the Company will be required to pay a milestone payment of 1.25% of cumulative net sales for the two-year period following the effective date of the amendment. The Company currently expects to commence commercial sales of the TearLab DiscoveryTM Platform on or before July 1, 2019.

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

Future minimum royalty payments under this agreement as of December 31, 2018 are as follows:

2019	$35
2020	35
2021	35
2022	35
2023	35
Thereafter	210
Total	$385

The Company incurred fees of $414 and $1,466 under the UCSD agreements during the years ended December 31, 2018 and 2017, respectively. The Company had $247 and $757 in accrued royalties and accounts payable at December 31, 2018 and 2017, respectively.

On March 7, 2016, the Company, through its subsidiary, TearLab Research, Inc., entered into a supply and development agreement (“Supply Agreement”) with MiniFAB. The agreement is an exclusive supply agreement through June 2021, for the purchase and delivery of individual osmolarity test cards with the freight costs borne by MiniFab. The Company has the benefit of a lower purchase price that will remain in place until the earlier of, the Company reaches an annual volume of 4.5 million test cards or March 31, 2018. Certain savings from freight costs will remain in place throughout the agreement. The Supply Agreement requires, in any given 6 calendar months, the Company must place aggregate purchase orders equal to at least 50% of the orders forecasted for that 6-month period at its onset. The Supply Agreement can be extended by either party for a term of five years with the option for the Company to buyout the exclusive supply provision during any extended term. This Supply Agreement replaces the August 2011 agreement between MiniFAB and the Company. On August 9, 2018 the Company entered into an addendum to the Supply Agreement with MiniFab. The amendment fixes the price of the osmolarity test cards at their current price until the earlier of: the average monthly order volume of osmolarity cards on a rolling six month average falls below 20,000 cards; or the aggregate product volume in the calendar year commencing 12 months after the launch of the DiscoveryTM product is below 2.4 million cards; or the aggregate product volume in any calendar year after 24 months after the launch of the DiscoveryTM product is below 3.0 million cards at which point the Company and MiniFab will renegotiate pricing.

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

11. RESTRUCTURING COSTS

On December 15, 2017 the Company approved a new business model to maintain its current customer and annuity revenue base, focus resources on the development and generation of clinical data for our next generation TearLab Discovery TM Platform and reduce the Company’s cash burn rate. In connection with the restructuring the Company recorded restructuring expenses of $322 primarily related to employee cost and one-time contract termination costs. Liabilities related to the restructuring are included in accrued liabilities in the Consolidated Balance Sheet. The following table summarizes the activity related to the restructuring during the twelve months ended, December 31, 2018:

	Employee Costs	Other Costs	Total
Accrued obligations as of December 31, 2017	$97	$103	$200
Settlement of obligations	(97)	(103)	(200)
Accrued obligations as of December 31, 2018	-	-	-

12. RELATED PARTY

The Company has an agreement with the Chief Scientific Officer whereas if the Company enters into an agreement with UCSD to reduce the overall royalty rate the Company shall pay to the Chief Scientific Officer a royalty on net sales equal to one and a half percent of the percent change in the UCSD royalty rate. The restated UCSD patent license and royalty agreement (see Note 10) resulted in a royalty due at a rate of 0.68%. As of December 31, 2018, the Company recorded a related party royalty expense of $259, covering the period of July 1, 2017 to December 31, 2018. The Company had $40 in accrued royalties at December 31, 2018 for the related party royalty.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2018 our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework, our management has concluded that the Company’s internal control over financial reporting was effective, at the reasonable assurance level, as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information set forth below as to the nominees for director has been furnished to us by the nominees:

Name	Age as of 12/31/2018	Position
Elias Vamvakas	60	Executive Chairman of the Board
Joseph Jensen	46	Chief Executive Officer and Director
Anthony E. Altig	63	Director
Paul M. Karpecki	51	Director
Richard L. Lindstrom	71	Director

Elias Vamvakas has been the Chairman of the Board of Directors of TearLab Corporation, since June 2003, Secretary of the Company since June 2009 and was the Chief Executive Officer and Secretary of the Company from July 2004 to October 2008 and again from June 2009 to December 2015. Mr. Vamvakas co-founded TLC Vision, an eye care services company, where he was the Chairman from 1994 to June 2006 and was the Chief Executive Officer from 1994 to July 2004. Since November 2006, Mr. Vamvakas has been a member of the Board of Directors of TearLab Research, Inc. Mr. Vamvakas has been the Chairman of the Board for Greybrook Capital, a Toronto-based private equity firm. Mr. Vamvakas also serves on the board of several of Greybrook’s portfolio companies. Also, Mr. Vamvakas is the Chairman of Brandimensions Inc. and Nulogx Inc. Mr. Vamvakas was named to “Canada’s Top Forty Under Forty” in 1996. In 1999, he was named Ernst & Young’s Entrepreneur of the Year for Ontario in the Emerging Category and Canadian Entrepreneur of the Year for Innovative Partnering. In 2000, Mr. Vamvakas was recognized by Profit Magazine for managing one of Canada’s fastest growing companies. Mr. Vamvakas received a BSc degree from the University of Toronto in 1981. Mr. Vamvakas’ extensive business background and familiarity with TearLab qualifies him to serve on the Board.

Joseph Jensen has served as the Chief Executive Officer and a member of the Board of TearLab Corporation since January 2016. Mr. Jensen previously served as the Chief Operating Officer of TearLab Corporation from October 2013 to December 2015. Mr. Jensen has over twenty years of experience in pharmaceutical and medical device sectors spanning sales, sales management, marketing, and international positions. He is a proven leader with consistent performance and commensurate promotions at a Fortune 50 company. From 1996 to 2013, Mr. Jensen served in managerial roles, most recently as the head of surgical marketing of Alcon Laboratories, Inc. (“Alcon”), a division of Novartis. From 1995 to 1996, Mr. Jensen served as territory manager of Warner Lambert. From 1994 to 1995, Mr. Jensen served as district manager of Payroll Services. Mr. Jensen graduated from Flagler College with a BA in Business and Communications and a minor in Advertising. Mr. Jensen brings to the Board an in-depth knowledge and understanding of our business as an executive officer of the Company.

Anthony E. Altig has been a member of TearLab Corporation’s Board since January 2009. Mr. Altig was the Chief Financial Officer at Biotix Holdings, Inc., a company that manufactures microbiological and molecularbiological consumables up until his retirement in December 2017, after Biotex was acquired by Mettler-Toledo. From December 2004 to June 2007, Mr. Altig served as the Chief Financial Officer of Diversa Corporation (subsequently Verenium Corporation), a public company focused on enzyme technology. Prior to joining Diversa, Mr. Altig served as the Chief Financial Officer of Maxim Pharmaceuticals, Inc., a public biopharmaceutical company, from 2002 to 2004. From 2000 to 2001, Mr. Altig served as the Chief Financial Officer of NBC Internet, Inc., an internet portal company, which was acquired by General Electric. Mr. Altig’s additional experience includes his role as the Chief Accounting Officer at USWeb Corporation, as well as his experience serving biotechnology and other technology companies during his tenure at both PricewaterhouseCoopers and KPMG. In addition, Mr. Altig serves as a director for Assembly Biosciences. Mr. Altig is a former member of the Board of Directors of Optimer Pharmaceuticals and MultiCell Technologies, Inc. Mr. Altig received a BA degree from the University of Hawaii. Mr. Altig’s experience as Chief Financial Officer of several public companies brings to the Board perspective regarding financial and accounting issues.

Paul M. Karpecki, O.D., FAAO has been a member of TearLab Corporation’s Board since March 2010. Also, he has been a Director of Cornea and External Disease at Kentucky Eye Institute since September 2016 and prior to that the Director of Ocular Disease Research at Kentucky Eye Institute since September 2009. In 2007, Dr. Karpecki joined the Cincinnati Eye Institute in Corneal Services after spending five years as the Director of Research for the Moyes Eye Clinic in Kansas City. Dr. Karpecki serves as the Chair of the Refractive Surgery Advisory Committee to the American Ophthalmology Association (“AOA”) and on the AOA Meetings Executive Committee. He has lectured in more than three hundred symposia covering four continents and was the first optometrist to be invited to both the Delphi International Society at Wilmer-Johns Hopkins and the National Eye Institute’s dry eye committee. A noted educator and author, Dr. Karpecki is the Chief Clinical Editor for the Review of Optometry Journal. He is a past President of the Optometric Council on Refractive Technology and serves on the board for the charitable organization, Optometry Giving Sight. Dr. Karpecki received his Doctorate of Optometry from Indiana University and completed a Fellowship in Cornea and Refractive Surgery at Hunkeler Eye Centers in affiliation with the Pennsylvania College of Optometry in 1994. Dr. Karpecki’s experience in optometry and specialization in dry eye disease make him a valuable addition to the Board.

Richard L. Lindstrom, M.D. has been a member of TearLab Corporation’s Board since September 2004. Since 1979, Dr. Lindstrom has been engaged in the private practice of ophthalmology and is a founder, a director, and an attending surgeon of Minnesota Eye Consultants P.A., a provider of eye care services. Dr. Lindstrom has served as Associate Director of the Minnesota Lions Eye Bank since 1987. He is also a medical advisor for several medical device and pharmaceutical manufacturers as well as a member of the board of directors of several private and public companies in the ophthalmology sector. Dr. Lindstrom is a past President of the International Society of Refractive Surgery, the International Intraocular Implant Society, the International Refractive Surgery Club, and the American Society of Cataract and Refractive Surgery. From 1980 to 1989, he served as a Professor of Ophthalmology at the University of Minnesota, and he is currently an Adjunct Professor Emeritus in the Department of Ophthalmology at the University of Minnesota. Dr. Lindstrom received his Doctor of Medicine, Bachelor of Arts, and Bachelor of Sciences degrees from the University of Minnesota. Dr. Lindstrom’s background in ophthalmology gives him a perspective that is helpful to the Board for understanding the Company’s product market.

Board Meetings

The Company’s board of directors (the “Board”) held six meetings during 2018. No director who served as a director during the past year attended fewer than 75% of the aggregate of the total number of meetings of the Board and the total number of meetings of committees of the Board on which he or she served.

Committees of the Board

The Board currently has, and appoints members to, two standing committees: our Compensation Committee and our Audit Committee. The current members of our committees are identified below:

Director	Compensation	Audit
Anthony E. Altig (1)	[X]	[X]
Paul M. Karpecki	[X]	[X]
Richard L. Lindstrom (2)	[X]	[X]

(1) Audit Committee Chair.

(2) Compensation Committee Chair.

Compensation Committee. The Compensation Committee currently consists of Dr. Karpecki, Mr. Altig, and Dr. Lindstrom, with Dr. Lindstrom serving as chairman. The Compensation Committee held two meetings during 2018. All members of the Compensation Committee are independent as determined under the various NASDAQ Stock Market, U.S. Securities and Exchange Commission, or SEC, and Internal Revenue Service qualification requirements. The Compensation Committee is governed by a written charter approved by the Board. The charter is available on our website at www.tearlab.com. The functions of this committee include, among other things:

●	to provide oversight of the development and implementation of the compensation policies, strategies, plans and programs for key employees and directors, including policies, strategies, plans and programs relating to long-term compensation for TearLab’s senior management, and the disclosure relating to these matters;

●	to make recommendations regarding the operation of and/or implementation of employee bonus plans and incentive compensation plans;

●	to review and approve the compensation of the Chief Executive Officer and the other executive officers of TearLab and the remuneration of TearLab’s directors; and

●	to provide oversight of the selection of officers, management, succession planning, the performance of individual executives and related matters.

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

The Role of our Executives in Setting Compensation

The Compensation Committee meets with our Chief Executive Officer, Mr. Jensen, and/or other executives at least once per year to obtain recommendations with respect to Company compensation programs, practices, and packages for executives, directors, and other employees. Management makes recommendations to the Compensation Committee on the base salary, bonus targets, and equity compensation for the executive team and other employees. The Compensation Committee considers, but is not bound by and does not always accept management’s recommendations with respect to executive compensation. The Compensation Committee has the ultimate authority to make decisions with respect to the compensation of our named executive officers, but may, if it chooses, delegate any of its responsibilities to subcommittees.

Mr. Jensen attends some of the Compensation Committee’s meetings, but the Compensation Committee also regularly holds executive sessions not attended by any members of management or non-independent directors. The Compensation Committee discusses Mr. Jensen’s compensation package with him, but makes decisions with respect to his compensation outside of his presence.

Audit Committee. The Audit Committee consists of Dr. Karpecki, Dr. Lindstrom, and Mr. Altig, with Mr. Altig serving as chairman. The Audit Committee held four meetings during 2018. All members of the Audit Committee are independent directors (as independence is currently defined in Rules 5605(a)(2) and 5605(c)(2) of the NASDAQ Listing Rules). Mr. Altig qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The Audit Committee is governed by a written charter approved by the Board. The charter is available on our website at www.tearlab.com. The functions of this committee include, among other things:

●	to monitor the Company’s financial reporting process and internal control system;

●	to appoint and replace the Company’s independent outside auditors from time to time, to determine their compensation and other terms of engagement and to oversee their work;

●	to oversee the performance of the Company’s internal audit function; and

●	to oversee the Company’s compliance with legal, ethical and regulatory matters including cybersecurity risks.

Both our independent auditors and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to this committee. The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Director Nomination Process

Director Qualifications

In evaluating director nominees, the independent members of the Board consider, among others, the following factors:

●	experience, skills, and other qualifications in view of the specific needs of the Board and the Company;

●	diversity of background; and

●	demonstration of high ethical standards, integrity, and sound business judgment.

The Board’s goal is to assemble a Board that brings to the Company a variety of perspectives and skills derived from high quality business and professional experience which are well suited to further the Company’s objectives. In doing so, the independent members of the Board also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the independent members of the Board may also consider such other facts as it may deem are in the best interests of the Company and its stockholders. The Board does, however, believe it appropriate for at least one, and, preferably, several, members of the Board to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of the Board meet the definition of an “independent director” under the NASDAQ Stock Market qualification standards.

Identification and Evaluation of Nominees for Directors

In January 2018, in connection with the resignations of members of the Board, the Board eliminated the Corporate Governance and Nominating Committee of the Board and assumed the responsibilities previously delegated to the Corporate Governance and Nominating Committee. As such, the Board no longer has a standing nominating committee and there is no formal nominating committee charter, although the Board has adopted a resolution addressing the director nominations process. Instead, the directors who are determined to be “independent” under the various relevant qualification requirements perform the functions of a nominating committee. The Board believes it is appropriate not to maintain a standing nominating committee primarily because the relatively small number of independent directors on the Board makes it unnecessary to separate the nominating function into a committee structure.

The independent members of the Board identify nominees for Board membership by first evaluating the current members of the Board willing to continue in service. Current members with qualifications and skills that are consistent with the Company’s criteria for Board service and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the independent members of the Board identify the desired skills and experience of a new nominee in light of the criteria above including consultation with management. The independent members of the Board may also review the composition and qualification of the boards of directors of our competitors, and may seek input from industry experts or analysts. The independent members of the Board review the qualifications, experience, and background of the candidates. Final candidates are interviewed by our independent directors and Chief Executive Officer. In making its determinations, independent members of the Board evaluate each individual in the context of the Board as a whole, with the objective of assembling a group that can best attain success for the Company and represent stockholder interests through the exercise of sound judgment. After review and deliberation of all feedback and data, the independent members of the Board determine which candidates to nominate for election by the stockholders. Historically, the Board has not relied on third-party search firms to identify Board candidates. The independent members of the Company’s board of directors may in the future choose to do so in those situations where particular qualifications are required or where existing contacts are not sufficient to identify and acquire an appropriate candidate.

The Board has not received director candidate recommendations from our stockholders and does not have a formal policy regarding consideration of such recommendations since it believes that the process currently in place for the identification and evaluation of prospective members of the Board is adequate. Any recommendations received from stockholders will be evaluated in the same manner as potential nominees suggested by members of the Board or management. Stockholders wishing to suggest a candidate for director should write to the Company’s Chief Financial Officer.

Communications with the Board of Directors

Our stockholders may send written correspondence to non-management members of the Board to the Chief Financial Officer or Chief Executive Officer at 150 La Terraza Blvd., Suite 101, Escondido, California 92025. Our Chief Financial Officer or Chief Executive Officer will review the communication, and if the communication is determined to be relevant to our operations, policies, or procedures (and not vulgar, threatening, or of an inappropriate nature not relating to our business), the communication will be forwarded to the Chairman of the Board. If the communication requires a response, our Chief Financial Officer will assist the Chairman of the Board (or other directors) in preparing the response.

Code of Conduct and Code of Ethics

We have established a Code of Conduct and Code of Ethics that applies to our officers, directors and employees. The Code of Conduct and Code of Ethics contain general guidelines for conducting our business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. The Code of Conduct and Code of Ethics is available on our website at www.tearlab.com. If we make any substantive amendments to the Code of Conduct and Code of Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Corporate Governance Documents

Our corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Code of Conduct and Code of Ethics are available free of charge on our website at www.tearlab.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this proxy statement. We will also provide copies of these documents free of charge to any stockholder upon written request to Investor Relations, TearLab Corporation, 150 La Terraza Blvd., Suite 101, Escondido, California 92025.

Director Attendance at Annual Meetings

Although the Company does not have a formal policy regarding attendance by members of the Board at our Annual Meeting, we encourage all of our directors to attend. All of the Company’s directors attended our 2018 Annual Meeting, our most recent Annual Meeting, in person.

Director Independence

The Board has determined that each of the directors except Elias Vamvakas and Joseph Jensen are independent directors under the NASDAQ Stock Market qualification standards. In determining the independence of our directors, the Board considered all transactions in which the Company and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” below.

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

We currently have not combined the roles of Chairman of the Board and Chief Executive Officer. The Board does not have a lead independent director. We believe this is appropriate because the Board is relatively small and includes a number of seasoned independent directors.

Board Role in Risk Oversight

While each of the committees of the Board evaluate risk in their respective areas of responsibility, our full Board is responsible for overseeing the Company’s risk management processes. We believe that the Board size of five total directors and three independent directors is conducive and beneficial to monitor the Company’s risk management process given the increased importance of monitoring risks in the current economic and business climate. The Audit Committee discusses the Company’s risk profile related to financial reporting, and the Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements.

While the Board oversees the Company’s risk management, Company management is ultimately responsible for day-to-day risk management activities. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that the Board leadership structure supports this approach.

ITEM 11. Executive Compensation

Our Executive Officers

The following table sets forth the name and position of each of the persons who were serving as our named executive officers as of December 31, 2018.

Name	Age	Position
Elias Vamvakas	60	Executive Chairman of the Board
Joseph Jensen	46	Chief Executive Officer and Director
Michael Marquez	37	Interim Chief Financial Officer

A biography for Elias Vamvakas and Joseph Jensen can be found in the section entitled “Information Regarding Directors” above.

Michael Marquez has served as the Interim Chief Financial Officer of TearLab Corporation since April 1, 2018. Most recently, Mr. Marquez served as the Senior Director of Finance for TearLab Corporation. From 2008 to 2015, Mr. Marquez held various positions at Alcon Laboratories, Inc. (a division of Novartis) a global medical company focused on eye care, including commercial operations, strategic operation and global and financial planning. Prior to joining Alcon, Mr. Marquez held various positions at Price Waterhouse Coopers, an auditing and professional services company. Mr. Marquez holds a Masters’ of Science degree in Accounting from the University of Texas in Arlington, a Bachelors of Business Administration in Accounting from the University of Texas in Austin and is a certified public accountant.

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Overview

The Compensation Committee of our Board is responsible for establishing, implementing, and monitoring adherence with our compensation philosophy. The compensation provided to our “Named Executive Officers” for fiscal year 2018 is set forth in detail in the Summary Compensation Table below and other tables and the accompanying footnotes and narrative that follow this section. This section explains our executive compensation philosophy, objectives, and design, our compensation-setting process, our executive compensation program components and the decisions made in relation to fiscal year 2018 for each of our named executive officers.

Executive Compensation Philosophy, Objective and Design

Philosophy.

As an ophthalmic device company, we operate in the professional health sector and medical laboratories and research industry. To succeed in this environment, we must hire experienced executives with specific skills in key functional areas who have worked in an environment similar to ours. We are primarily located in Escondido, California and the Dallas/Fort Worth, Texas areas, which have many life sciences technology companies who reward their executives with equity compensation. Our overall compensation philosophy, therefore, is to compensate seasoned executives in a manner that attracts the caliber of individuals needed to manage and staff a technical and government-regulated business and operate in an innovative and competitive industry yet drive a business with a capitalization of less than $100 million to grow.

Objectives and Design.

Our executive compensation program is designed to:

●	attract and retain talented and experienced executives;

●	motivate and reward executives whose knowledge, skills and performance are critical to our success;

●	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success; and

●	incentivize our executives to manage our business to meet our long-term objectives and the long-term objectives of our stockholders.

To maintain a competitive compensation program and meet our need to attract seasoned executives that have experience in our sector, we also offer cash compensation in the form of (1) base salaries to reward individual contributions and compensate for their day-to-day responsibilities and (2) annual bonuses to drive targeted corporate goals and individual short-term objectives. In addition, our size, industry, and primary location have led us in the past to include equity compensation as a major compensation element. Because of the limited liquidity in our stock and the need to pursue dilutive equity financings, the equity portion of our compensation program was de-emphasized in the fiscal year 2017.

Compensation-Setting Process

We formed our Compensation Committee in September 2005. For 2018, our Compensation Committee was responsible for reviewing and making recommendations to our Board regarding our CEO’s compensation and the components thereof. In 2018, our Compensation Committee reviewed and recommended to our Board Company goals and objectives relevant to our CEO, evaluated our CEO in light of those goals and objectives, and made recommendations regarding our CEO’s compensation based on that evaluation.

Our Compensation Committee also is responsible for reviewing and making recommendations to our Board on non-CEO executive officer compensation and making recommendations to our Board with respect to incentive compensations plans and equity-based plans. In 2018, our Compensation Committee reviewed and made recommendations to our Board regarding the compensation of our other executive officers, including the establishment and evaluation of performance goals.

Our CEO attends meetings of our Compensation Committee, except with respect to discussions involving his own compensation. Typically, our CEO makes recommendations regarding compensation matters for each named executive officer, including with respect to each key element of compensation (i.e., stock option awards, base salary and annual bonus).

In determining executive compensation for 2018, neither our Board nor our Compensation Committee met with a compensation consulting firm or considered market data presented by a compensation consulting firm in determining compensation. We did not engage in any benchmarking or targeting of any specific levels of pay. We did not engage a consultant as there was not a change in the base compensation of the executives as a whole scheduled in 2018, and we could not justify the cost of such an arrangement while we are focused on growing the Company. We are, however, in the process of establishing our executive compensation program for 2019.

In determining executive compensation for 2018, our Board and Compensation Committee considered a number of factors, including the following:

●	The scope of the named executive officer’s responsibilities, prior experience and qualifications;

●	The past individual performance of the named executive officer;

●	Competitive market conditions;

●	Existing employment agreement conditions, if any;

●	Recommendations of the CEO, other than with respect to his own compensation.

Unless otherwise stated, the discussion and analysis below is in large measure based on decisions by our Board. Therefore, the philosophy of how we will compensate our named executive officers in the future may not be the same as how they have been compensated previously. We expect that our Board will continue to review, evaluate, and modify the executive compensation framework based on the recommendations of our Compensation Committee. Our compensation program may, over time, vary from our historical practices.

Executive Compensation Program Components

Equity Compensation

We have historically used equity compensation as a principal component of our executive compensation program. Consistent with our compensation objectives, we believe this approach aligned our executive team’s contributions with our long-term interests by allowing our executive team to participate in any future appreciation in the Company’s stock. However, due to the limited liquidity of our stock and the need to pursue dilutive equity financings, we did not grant equity awards in 2018 or 2017 as part of our executive compensation program.

For 2019, we expect our Compensation Committee to continue their review process to determine whether to make a recommendation to our Board to approve any equity award grants for our named executive officers.

While we have not yet adopted a formal policy regarding the timing of stock option and other equity grants as a public company, it has been our practice, which we expect to continue, that stock option grants have been granted with an exercise price not less than the fair value of the underlying stock on the date of grant.

Other Compensation

With the limited ability to issue equity compensation as a component of our executive compensation program, the Compensation Committee put into place a company refinancing bonus with a goal to provide sufficient funding that supports full commercialization of TearLab DiscoveryTM and a path to profitability through M&A or additional capital, for fiscal year 2019.

Base Salary

In determining base salaries for 2018, our Compensation Committee and our Board considered the overall compensation package of our executive officers. No adjustments were made to the base salaries of any of our Named Executive Officers in 2018 as compared to the prior year.

In fiscal years 2018 and 2017, the base compensation for our named executive officers was as follows:

Named Executive Officer	Fiscal Year 2018 Base Salary	Fiscal Year 2017 Base Salary
Elias Vamvakas, Executive Chairman	$150,000	$150,000
Joseph Jensen, Chief Executive Officer	$400,000	400,000
Michael Marquez, Interim Chief Financial Officer (1)	$185,001	–

(1)	Mr. Marquez was named Interim CFO on April 1, 2018. On January 30, 2019 the Board removed the “Interim” designation and appointed Mr. Marquez as the Chief Financial Officer.

In 2019, our Compensation Committee and our Board may conduct a review of our executive officers’ base salaries and determine adjustments, if any.

2018 Bonus Plan

In late 2017, the Board approved a new operating model for the Company with the goal of maintaining our current customer base, preserving our resources to focus on a new product platform and reducing our cash burn given our limited cash resources. In order to ensure a focus on achieving certain milestones as well as achieving the goals of this new model throughout the entire year, our Compensation Committee adopted two programs in early 2018 (1) a quarterly cash bonus plan for 2018, which includes corporate performance objectives, and (2) milestone driven bonus payments for achieving key corporate goals. The corporate performance objectives for the quarterly bonus continue to focus on the goals of maintaining revenues, adjusted operating profitability targets and cash balance each with equal weighting and the milestone driven bonus amounts are targeted at the achievement of specific corporate events designed to ensure the sustainability of the Company.

During fiscal year 2018, our named executive officers were eligible to earn the following cash bonuses under our 2018 bonus plan:

Named Executive Officer	Fiscal Year 2018 Target Cash Bonus Opportunity (as a Percentage of Base Salary)	Milestone Cash Bonus Opportunity	Fiscal Year 2018 Target Cash Bonus Opportunity ($)
Mr. Vamvakas	50%	–	$75,000
Mr. Jensen	50%	$80,000	$280,000
Mr. Marquez	50%	$40,000	$135,000

2018 Bonus Plan Payments

In early 2019, our Board determined that corporate performance measures for 2018 had been overachieved. The Board approved performance bonus payouts as well as additional discretionary bonus payouts based on company performance in 2018. We paid the following cash bonuses under our 2018 bonus plan:

Named Executive Officer	Fiscal 2018 Bonus Payment
Mr. Vamvakas	$75,000
Mr. Jensen	$320,000
Mr. Marquez	$155,004

2019 Bonus Plan

In early 2019, the Board adopted a cash bonus plan for 2019, which includes corporate performance objectives. The corporate performance objectives for the quarterly bonus continue to focus on the goals of maintaining revenues, adjusted operating profitability targets and cash balance each with equal weighting and the milestone driven bonus amounts are targeted at the achievement of specific corporate events designed to ensure the sustainability of the Company. In addition, the Board adopted a Company refinancing bonus plan for 2019 with a goal to provide sufficient funding that supports full commercialization of TearLab DiscoveryTM and a path to profitability through M&A or additional capital.

Retirement and Health Benefits

We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.

Our U.S. named executive officers are entitled to participate in the same employee benefit plans, and on the same terms and conditions, as all other U.S. full-time employees. U.S. employees, including named executive officers located in the U.S., are eligible to participate in a defined contribution 401(k) plan, but the Company does not make any matching or employer contributions to the 401(k) plan.

Our named executive officer located in Canada, Mr. Vamvakas, is entitled to participate in the same employee benefit plans, and on the same terms and conditions, as all other Canadian full-time employees, except that we provide Mr. Vamvakas with certain club membership benefits and with coverage under a critical illness insurance policy, which has been historically provided to Mr. Vamvakas since his commencement of service with us.

Post-Employment Compensation

We recognize that it is possible that we may be involved in a transaction involving a change of control of the Company and that this possibility could result in the departure or distraction of our executives to the detriment of our business. Our Compensation Committee believes that the prospect of such a change-of-control transaction would likely result in our executives facing uncertainties about their future employment and distractions from how the potential transaction might personally affect them.

To allow our executives to focus solely on making decisions that are in the best interests of our stockholders in the event of a possible, threatened, or pending change-of-control transaction and to encourage them to remain with us despite the possibility that the change of control might affect them adversely, we have entered into an executive employment agreement with Mr. Vamvakas, and employment offer letters with our CEO and CFO that each provide the applicable named executive officer with certain payments and benefits in the event of certain terminations of his employment without regard to a change of control of the Company or within a certain period following a change of control of the Company. Our Compensation Committee believes that these agreements serve as an important retention tool to ensure that personal uncertainties do not dilute our executives’ complete focus on building stockholder value.

In June 2013, we entered into the executive employment agreement with Mr. Vamvakas, which provides that upon a qualifying termination of his employment, Mr. Vamvakas will receive (i) a lump sum payment equal to two times his then-current annual base salary plus two times the average of the bonus paid to him in the two years preceding the year of termination, and (ii) reimbursement of group health plan insurance premiums for up to eighteen months. The executive employment agreement with Mr. Vamvakas also requires that he provide three months’ advance notice period if he resigns and the resignation is not a qualifying termination. In December 2015, we approved compensation for Mr. Vamvakas as Executive Chairman. At that time, we also agreed to defer Mr. Vamvakas’ severance and change such severance to a lump sum of $700,000, payable upon his separation from the Company in cash or restricted stock, at his election.

Our CEO is party to an employment offer letter that was entered into in October 2013 when he was hired, and amended June 15, 2017 which provides that upon a qualifying termination of his employment, he will receive (i) a lump sum payment equal to one times his then-current annual base salary plus ones times the average of the bonus paid to him in the two years preceding the year of termination and (ii) reimbursement of group health plan insurance premiums for up to twelve months. The amendment also requires that our CEO provide thirty days advance notice if he resigns and the resignation is not a qualifying termination.

Our CFO is party to an employment offer letter that was entered into in April 2018 when he took the role of Interim CFO, which provides that upon a qualifying termination of his employment, he will receive (i) a lump sum payment equal to one times his then-current annual base salary plus one times the average of the bonus paid to him in the two years preceding the year of termination and (ii) reimbursement of group health plan insurance premiums for up to twelve months. The agreement also requires our CFO provide thirty days advance notice if he resigns and the resignation is not a qualifying termination.

In establishing the terms and conditions of our CEO’s and CFO’s employment offer letters, and our Executive Chairman’s executive employment agreement, our Board and our Compensation Committee evaluated the cost to us of these arrangements and the potential payout levels to each affected executive under various scenarios. In approving these arrangements, they determined that their cost to us and our stockholders was reasonable and not excessive, given the benefit conferred to us. Our Board and our Compensation Committee believe that these arrangements will help to maintain the continued focus and dedication of our named executive officers to their assigned duties without the distraction that could result from the possibility of a change of control of the Company.

For a detailed summary of the material terms and conditions of these agreements, see “Employment Contracts and Certain Transaction-based Contracts.”

Tax and Accounting Considerations

Taxation of “Parachute” Payments and Deferred Compensation

We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Code Sections 280G, 4999, or 409A, and we have not agreed and are not otherwise obligated to provide any named executive officers with such a “gross-up” or other reimbursement. Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control that exceeds certain prescribed limits and that the Company, or a successor, may forfeit a deduction on the amounts subject to this additional tax. Section 409A of the Code also imposes additional significant taxes on the individual in the event that an executive officer, director, or other service provider receives “nonqualified deferred compensation” that does not meet the requirements of Section 409A of the Code.

Accounting Treatment

Authoritative accounting guidance on stock compensation requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below even though our executive officers may never realize any value from their awards. Authoritative accounting guidance also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the option or other award.

Compensation Risk Assessment

As part of its review of the compensation to be paid to our executives and the compensation programs generally available to the Company’s employees, the Compensation Committee considers any potential risks arising from our compensation programs and the management of these risks in light of the Company’s overall business, strategy, and objectives.

As is the case with our employees generally, our named executive officers’ base salaries are fixed in amount and thus do not encourage risk-taking. Bonus amounts under the Company bonus plan are tied to the Company’s performance during the fiscal year compared to pre-established target levels for equally-weighted measures. Combined, we believe these measures limit the ability of an executive to be rewarded for taking excessive risk on behalf of the Company by, for example, seeking revenue-enhancing opportunities at the expense of profitability.

Additionally, the Company has implemented effective controls at various levels, including adoption of written codes of conduct and ethics, which each named executive officer signs and acknowledges each year, in order to mitigate the risk of unethical behavior.

Summary Compensation Table

The following table provides information regarding the compensation of our executive chairman, chief executive officer and chief financial officer, together referred to as our “named executive officers,” for 2018, 2017, and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Elias Vamvakas	2018	150,000	—	—	75,000	5,430	230,430
Executive Chairman	2017	150,000	—	—	—	24,822	174,822
	2016	150,000	—	21,415	56,250	25,256	252,921

Joseph Jensen	2018	400,000	—	—	320,000	18,096	738,096
Chief Executive Officer	2017	400,000	—	—	25,000	21,934	442,266
	2016	400,000	—	53,538	150,000	30,999	625,472

Wes Brazell (4)	2018	62,500	—	—	—	7,143	69,643
Chief Financial Officer	2017	250,000	—	—	—	27,905	277,905
	2016	250,000	—	38,547	93,750	20,975	403,272

Michael Marquez (5)	2018	185,001	30,000	—	155,004	16,428	386,433
Chief Financial Officer

(1)	Amounts represent the aggregate grant date fair value of options granted in the year indicated to the named executive officer calculated in accordance with FASB ASC 718 without regard to estimated forfeitures. See Note 1 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

(2)	The amounts in this column for 2018, 2017, and 2016 represent total performance-based bonuses earned for service rendered during 2018, 2017, and 2016, respectively, under our executive bonus plan for the applicable year. For a description of our executive bonus plan, please see the section entitled “2018 Bonus Plan” under “Compensation Discussion and Analysis”.

(3)	All Other Compensation includes health and welfare benefits for all named executive officers. Mr. Vamvakas’ also includes club membership benefits per his employment agreement.

(4)	Mr. Brazell joined the Company in July 2015 and resigned effective March 30, 2018 to pursue another professional opportunity.

(5)	Mr. Marquez joined the Company in September 2015 and was appointed Interim Chief Financial Officer in April 2018. On January 30, 2019 the Board removed the “Interim” designation and appointed Mr. Marquez as the Chief Financial Officer

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2018. As of December 31, 2018, our named executive officers had not been awarded any equity awards other than stock options.

Name	Number of Securities Underlying Unexercised Options (1)	Number of Securities Underlying Unexercised Options (1)	Option Exercise Price (1)	Option Expiration Date
	(#) Exercisable	(#) Unexercisable	($)
Elias Vamvakas (2)	1,500	—	20.00	6/18/2019
Elias Vamvakas (3)	1,489	—	12.20	9/30/2019
Elias Vamvakas (4)	13,500	—	12.20	9/30/2019
Elias Vamvakas (5)	10,000	—	12.20	9/30/2019
Elias Vamvakas (6)	20,000	—	12.20	9/30/2019
Elias Vamvakas (7)	12,500	—	64.30	3/6/2023
Elias Vamvakas (8)	3,334	1,667	6.90	6/24/2026
Joseph Jensen (9)	30,000	—	113.30	10/28/2023
Joseph Jensen (10)	5,000	—	48.20	6/11/2024
Joseph Jensen (11)	5,000	—	20.00	2/5/2025
Joseph Jensen (12)	8,334	4,166	6.90	6/24/2026
Michael Marquez (13)	2,000	—	22.40	09/16/2025
Michael Marquez (14)	1,334	666	6.90	09/24/2026

(1)	All option and option exercise price information are as adjusted for previous stock splits, including the 1-for-10 reverse stock split effected February 27, 2017.

(2)	1,500 post-split options were granted on June 18, 2009, under the Plan. These time-based options have fully vested.

(3)	1,489 post-split options were granted on September 30, 2009, under the Plan. These options vested fully upon the date of grant.

(4)	13,500 post-split options were granted on September 30, 2009, under the Plan. These time-based options have fully vested.

(5)	10,000 post-split options were granted on September 30, 2009, under the Plan. These time-based options have fully vested.

(6)	20,000 post-split options were granted on September 30, 2009, under the Plan. These time-based options have fully vested.

(7)	12,500 post-split options were granted on March 6, 2013, under the Plan. These time-based options have fully vested.

(8)	5,000 post-split options were granted on June 24, 2016, under the Plan. These time-based options vest annually in 1/3 installments, starting on the one-year anniversary of the date of grant.

(9)	30,000 post-split options were granted on October 21, 2013, outside of the Plan. These time-based options have fully vested.

(10)	5,000 post-split options were granted on June 11, 2014, under the Plan. These time-based options have fully vested.

(11)	5,000 post-split options were granted on February 5, 2015, under the Plan. These time-based options have fully vested.

(12)	12,500 post-split options were granted on June 24, 2016, under the Plan. These time-based options vest annually in 1/3 installments, starting on the one-year anniversary of the date of grant.

(13)	2,000 options were granted on September 16, 2015, under the Plan. These time-based options have fully vested.

(14)	2,000 options were granted on June 24, 2016, under the plan. These time-based options vest annually in 1/3 installments, starting on the one-year anniversary date of the grant.

Employment Contracts and Certain Transaction-based Contracts

2002 Stock Incentive Plan, as amended

Our named executive officers hold awards granted under our 2002 Stock Incentive Plan (the “Incentive Plan”) that may be subject to vesting acceleration in connection with a Change in Control (as defined in the Incentive Plan) pursuant to the terms of the Incentive Plan. Under the Incentive Plan, any outstanding awards granted under the Incentive Plan will fully vest and become exercisable in connection with a Change in Control (as defined in the Incentive Plan) if (i) they are not assumed or substituted for by the Acquiring Corporation (as defined in the Incentive Plan) or (ii) they are assumed or substituted for by the Acquiring Corporation but the participant’s service is terminated by reason of an involuntary termination within 18 months following the effective date of a Change in Control.

Elias Vamvakas Change of Control and Severance Agreement

In December 2015, we approved compensation for Mr. Vamvakas as Executive Chairman. At that time, we also agreed to defer Mr. Vamvakas’ severance and change such severance to a lump sum of $700,000, payable upon his separation from the Company in cash or restricted stock, at his election.

Joseph Jensen Change of Control and Employment Agreement

In June 2017 we entered into an amended employment agreement with the CEO. Pursuant to this amendment, if our CEO’s employment is terminated by the Company at any time without cause (other than for death or disability) or our CEO resigns due to a material adverse change in the terms and conditions of his employment within twelve months of a Change in Control (provided that our CEO gives written notice within 30 days of the events constituting a material adverse change, provides a cure period of not less than 30 days for the Company to cure any such material adverse change, and resigns within 30 days following the end of such cure period), then subject to his timely execution of a release of claims, our CEO will be entitled to receive: (i) a lump sum payment equal to one times his then-current annual base salary plus one times the average of the bonus paid to him in the two years preceding the year of termination, and (ii) reimbursement of group health plan insurance premiums for up to twelve months.

If our CEO intends to resign other than as described in the previous paragraph, his offer letter requires him to give the Company written notice of at least 30 days prior to his resignation. During the resignation notice period, the Company may, at its discretion, terminate our CEO’s employment before the resignation becomes effective by providing him with (i) continuing payments of his base salary for the remainder of the resignation notice period and (ii) a lump sum payment of his pro-rated bonus calculated as of the date his employment ceases.

Wes Brazell Change of Control and Employment Agreement

Mr. Brazell resigned from the Company effective March 30, 2018 and his employment agreement did not provide for any additional payments beyond his base compensation through his last day of employment and accrued vacation pay.

Michael Marquez Change of Control and Employment Agreement

In April 2018 we entered into an amended employment agreement with the Interim CFO. Pursuant to this amendment, if our CFO’s employment is terminated by the Company at any time without cause (other than for death or disability) or our CFO resigns due to a material adverse change in the terms and conditions of his employment within twelve months of a Change in Control (provided that our CFO gives written notice within 30 days of the events constituting a material adverse change, provides a cure period of not less than 30 days for the Company to cure any such material adverse change, and resigns within 30 days following the end of such cure period), then subject to his timely execution of a release of claims, our CFO will be entitled to receive: (i) a lump sum payment equal to one times his then-current annual base salary plus one times the average of the bonus paid to him in the two years preceding the year of termination and (ii) reimbursement of group health plan insurance premiums for up to twelve months.

If our CFO intends to resign other than as described in the previous paragraph, his offer letter requires him to give the Company written notice of at least 30 days prior to his resignation. During the resignation notice period, the Company may, at its discretion, terminate our CFO’s employment before the resignation becomes effective by providing him with (i) continuing payments of his base salary for the remainder of the resignation notice period and (ii) a lump sum payment of his pro-rated bonus calculated as of the date his employment ceases.

Estimated Payments Upon Termination or Change in Control

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the named executive officers. Payments and benefits are estimated assuming that the triggering event took place on the last business day of fiscal 2018 (December 31, 2018), and the price per share of TearLab’s common stock is the closing price on the OTCQB as of that date $0.08. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

		Potential Payments Upon:
		Involuntary Termination Other Than For Cause		Voluntary Termination for Good Reason
		Not in Connection With a Change in Control	Within 12 Months of Change in Control	Not in Connection With a Change in Control	Within 12 Months of Change in Control
Name	Type of Benefit (1)	($)(2)	($)(3)	($)(2)	($)(3)
Elias Vamvakas	Cash Severance Payments (2)	700,000	700,000	700,000	700,000
	Vesting Acceleration (4)	—	—	—	—
	Continued Coverage of Employee Benefits (5)	8,145	8,154	—	8,154
	Total Termination Benefits (6):	708,145	708,145	—	708,145
				—
Joseph Jensen	Cash Severance Payments	572,500	572,500	—	572,500
	Vesting Acceleration (4)	—	—	—	—
	Continued Coverage of Employee Benefits (5)	21,008	21,008	—	21,008
	Total Termination Benefits (6):	593,508	593,508	—	593,508
				—
Michael Marquez	Cash Severance Payments	271,644	271,644	—	271,644
	Vesting Acceleration (4)	—	—	—	—
	Continued Coverage of Employee Benefits (5)	19,154	19,154	—	19,154
	Total Termination Benefits (6):	290,798	290,798	—	290,798

(1)	Reflects the terms of: (i) the Change of Control and Severance Agreements and Employment Offer Letters, as applicable, between TearLab and the executive officers; and (ii) the terms of the Stock Incentive Plan. Mr. Vamvakas’ employment agreement provides for a $700,000 payment upon separation from the Company. All other employment agreements stipulate no payment under termination for cause or for Voluntary Termination for Good Reason not in connection with a change of control.

(2)	Reflects the terms of the Change of Control and Severance Agreements and Employment Offer Letters, as applicable, described above.

(3)	Reflects the terms of the Change of Control and Severance Agreements and Employment Offer Letters, as applicable, described above.

(4)	Reflects the aggregate market value of unvested option grants with exercise prices less than $0.08 (“in-the-money options”) and full value awards, which includes performance shares and restricted stock units. For unvested in-the-money option grants, aggregate market value is computed by multiplying (i) the number of shares underlying unvested in-the-money options at December 31, 2018, by (ii) the difference between $0.08 close price and the exercise price of such in-the-money option. Does not reflect any market value for options with exercise prices in excess of $0.08. None of the Named Executive Officers in this table held any unvested in-the-money options relative to the $0.08 closing price of TearLab common stock on December 31, 2018 (the last trading day of fiscal 2018).

(5)	For terminations under the Change of Control and Severance Agreements and Employment Offer Letters, as applicable, assumes continued coverage of employee benefits at the amounts paid by TearLab for fiscal 2018 for health, dental, vision, long-term disability and life insurance coverage.

(6)	In the event that the severance and other benefits provided would be subject to excise taxes imposed by Section 280G and Section 4999 of the Internal Revenue Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher, pursuant to the terms of the Change of Control and Severance Agreements and Employment Offer Letters, as applicable.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 22, 2019 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be.

On February 27, 2017 the Company effected a 1-for-10 reverse stock split of its common stock. All share amounts, per share amounts, and prices for transactions prior to February 27, 2017 have been adjusted for the effect of the reverse stock split.

Percentage of beneficial ownership is calculated based on 11,969,998 shares of common stock outstanding as of February 22, 2019. Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of February 22, 2019. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the address for each person set forth on the table below is c/o TearLab Corporation 150 La Terraza Blvd., Suite 101, Escondido, California 92025.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Perkins Capital Management (1)	1,666,294	14.7%
Executive Officers and Directors:
Elias Vamvakas (2)	246,942	2.2%
Paul Karpecki (3)	135,073	1.2
Richard Lindstrom (4)	58,658	*
Anthony Altig (5)	47,204	*
Joseph Jensen (6)	81,706	*
Michael Marquez (7)	4,500	*
Wes Brazell (8)	9,999	*
All directors and executive officers as a group (7 people) (9)	584,082	5.2%

(*)	Represents beneficial ownership of less than 1%.

(1)	Perkins Capital Management holds 282,658 common equivalents and 1,383,636 exercisable within 60 days for clients and has sole voting power over 1,539,294 of these Shares and sole dispositive power over 1,666,294 of these shares. Perkins Capital Management, Inc. is a Minnesota corporation and the address of Perkins Capital Management, Inc. is 730 Lake St. E, Wayzata, Minnesota 55391

(2)	Includes (a) 62,633 shares subject to options exercisable within 60 days of February 22, 2091; (b) 126,411 shares held beneficially by Mr. Vamvakas through his relationship with Greybrook Capital Inc; (c) 4,402 shares held beneficially by Mr. Vamvakas through his relationship with Greybrook Securities Inc.; (d) 32,000 shares held beneficially by Mr. Vamvakas through his relationship with Greybrook Corp.; and (e) 20,140 shares held by Mr. Vamvakas. Mr. Vamvakas is the Chairman of Greybrook Capital, Inc., which is located at 890 Yonge St., Suite 700 Toronto, Ontario, Canada M4W 3P4.

(3)	Includes 32,873 shares subject to options exercisable within 60 days of February 22, 2019.

(4)	Includes (a) 35,214 shares subject to options exercisable within 60 days of February 22, 2019; (b) 6,666 shares subject to warrants exercisable within 60 days of February 22, 2019; and (c) 6,000 shares held beneficially by Mr. Lindstrom through his relationship with the Lindstrom Family #2 Limited Partnership.

(5)	Includes (a) 36,705 shares subject to options exercisable within 60 days of February 22, 2019, and (b) 1,666 shares subject to warrants exercisable within 60 days of February 22, 2019.

(6)	Includes (a) 48,333 shares subject to options exercisable within 60 days of February 22, 2019, and (b) 6,666 shares subject to warrants exercisable within 60 days of February 22, 2019

(7)	Michael Marquez was appointed Interim CFO effective April 1, 2018. Includes (a) 2,666 shares subject to options exercisable within 60 days of February 22, 2019 and (b) 500 shares purchased as part of the employee stock purchase plan in 2017.

(8)	Includes 3,333 shares subject to warrants exercisable within 60 days of February 22, 2019.

(9)	Includes (a) 218,780 shares subject to options exercisable within 60 days of February 22, 2019, held on record by the current directors and executive officers; and (b) 18,331 shares subject to warrants exercisable within 60 days of February 22, 2019, held on record by the current directors and executive officers.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options, warrants and rights granted to our employees, consultants, and directors, as well as the number of shares of common stock remaining available for future issuance, under our equity compensation plans as of December 31, 2018.

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Reserved for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders 2002 Stock Incentive Plan (1)	859,119	$11.60	149,309
Equity compensation plans not approved by security holders (2)	40,000	$98.10	—
Total	899,119	$15.45	149,309

(1)	For discussion of the 2002 Stock Incentive Plan, which was approved by the security holders, please refer to footnote 6 to the consolidated financial statements included with this form 10-K.

(2)	Joseph Jensen was hired in October 2013, and as a material inducement for his hire, he was granted a stock option for 30,000 post-reverse split shares at a post-split exercise price of $113.30 not approved by security holders, which have fully vested.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2018, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest. All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee. In accordance with its charter, the Audit Committee is responsible for reviewing and approving all related party transactions for potential conflicts of interest on an ongoing basis.

ITEM 14. Principal Accounting Fees and Services

In connection with the audit of the 2018 consolidated financial statements, the Company entered into an engagement agreement with Mayer Hoffman McCann, P.C., which sets forth the terms by which Mayer Hoffman McCann, P.C. has performed audit services for the Company.

Mayer Hoffman McCann, P.C. has advised the Company that Mayer Hoffman McCann, P.C., leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C.’s, shareholders, from wholly-owned subsidiaries of CBIZ, Inc, in an alternative practice structure. Accordingly, substantially all of the hours expended on Mayer Hoffman McCann P.C.’s engagement to audit the Company’s financial statements for its most recently completed fiscal year were attributed to work performed by persons other than Mayer Hoffman McCann P.C.’s full-time, permanent employees.

The following table sets forth the aggregate fees agreed to by the Company for the annual audits for the fiscal years ended December 31, 2018 and 2017, and all other fees paid by the Company to Mayer Hoffman McCann, P.C. during 2018 and 2017:

	For the years ended December 31,
	2018	2017
	(in thousands)
Audit Fees	$275.0	$328.0
Audit-Related Fees	—	—
All Other Fees	—	—
Totals	$263.0	$328.0

Audit Fees. Audit fees for the fiscal years ended December 31, 2018 and 2017 were for professional services provided in connection with the annual audits of the Company’s consolidated financial statements, review of the Company’s quarterly consolidated financial statements, accounting matters directly related to the annual audits, professional services in connection with SEC registration statements, periodic reports (including Form 8-Ks), and other documents filed with the SEC or other documents issued in connection with securities offerings, and professional services provided in connection with other statutory or regulatory filings.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Auditors

Our Audit Committee has established a policy that requires that all audit and permissible non-audit services provided by our independent auditors will be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services, and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.

All audit fees relating to the audit for the fiscal years ended December 31, 2018 and 2017, were approved in advance by the Audit Committee. All audit and non-audit services to be provided by our independent auditors were, and will continue to be, pre-approved by the Audit Committee.

Mayer Hoffman McCann has advised the Company that Mayer Hoffman McCann leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann’s shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure. Accordingly, substantially all of the hours expended on Mayer Hoffman McCann’s engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2018, were attributed to work performed by persons other than Mayer Hoffman McCann’s full-time, permanent employees.

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

Exhibit Number	Exhibit Description	Incorporated by Reference

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect	Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.2	Amended and Restated By-Laws of the Registrant currently in effect	Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.4 to the Registrant’s Post Effective Amendment No. 1 to Form S-3 filed with the Commission on July 15, 2013 (file no. 333-189372)

3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1/A No. 2 filed with the Commission on April 29, 2016 (file no. 333-210326)

Exhibit Number	Exhibit Description	Incorporated by Reference

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2016 (file no. 000-51030)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2017 (file no. 000-51030)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2017 (file no. 000-51030)

3.10	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Exhibit 3.9 to the Registrant’s Registration Statement on Form S-1/A No. 3 filed with the Commission on November 22, 2017 (file no. 333-220080)

4.1	Form of Common Stock Purchase Warrant Agreement	Exhibit A to the Registrant’s free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)

4.2	Form of Common Stock Purchase Warrant Agreement	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

4.3	Form of Senior Indenture	Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on January 2, 2015 (file no. 333-201355)

4.4	Form of Subordinated Indenture	Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on January 2, 2015 (file no. 333-201355)

4.5	Form of warrant issued to certain affiliated funds of CRG LP (formerly known as Capital Royalty) pursuant to the terms of the Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, Amendment 3, dated December 31, 2015, and Amendment 4, dated April 7, 2016, by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of April 7, 2016	Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2016 (file no. 000-51030)

4.6	Form of Series A Warrant	Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1/A No. 2 filed with the Commission on April 29, 2016 (file no. 333-210326)

4.7	Form of Series A/Series B Warrant	Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A No. 3 filed with the Commission on November 22, 2017 (file no. 333-220080)

10.1	License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.2		Amendment No. 1, dated June 9, 2003, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.3		Amendment No. 2, dated September 5, 2005, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.4		Amendment No. 3, dated July 7, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.5		Amendment No. 4, dated October 9, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.6		Terms of Business, dated February 5, 2007, between Invetech Pty Ltd. and TearLab, Inc.	Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.7		Amendment No. 5, dated June 29, 2007, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.8	#	Securities Purchase Agreement, dated as of March 14, 2010, by and between the Registrant and certain investors.	Registrant’s free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)

10.9		Form of Director and Affiliate Letter Agreement	Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.10		Deed and Amendment, dated December 22, 2011, to Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB AB (Aust) Pty Ltd. Dated August 1, 2011 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2011 (file no. 000-51030)

10.11		Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB (Aust) Pty Ltd, dated August 1, 2011. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2011 (file no. 000-51030)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.12		Purchase Agreement, dated as of April 11, 2012, by and between the Registrant and Craig-Hallum Capital Group LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2012 (file no. 000-51030)

10.13	#	Form Change of Control Severance Agreement (for US executives).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)

10.14	#	Form Change of Control Severance Agreement (for Canadian executives).	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)

10.15	#	Offer Letter, dated September 24, 2013, by and between the Registrant and Joseph Jensen.	Exhibit 10.1# to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2013 (file no. 000-50789)

10.16	#	Nonstatutory Stock Option Agreement, dated October 21, 2013, by and between the Company and Joseph Jensen.	Exhibit 10.1# to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2013 (file no. 000-50789)

10.17		Asset Purchase Agreement, dated March 14, 2014 by and among AOA Excel, Inc., Occulogix LLC and TearLab Corporation.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2014 (file no. 000-51030)

10.18		Term Loan Agreement, dated as of March 4, 2015, by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 10, 2015 (file no. 000-51030)

10.19	#	Nonstatutory Stock Option Agreement, dated April 21, 2014 by and between the Company and Paul Smith	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 21, 2014 (file no. 000-51030)

10.20	#	Offer Letter, dated May 15, 2015, by and between the Registrant and Wes Brazell	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2015 (file no. 000-51030)

10.21	#	2002 Stock Option Plan, as amended effective as of February 5, 2015.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2015 (file no. 000-51030)

10.22	#	OcuHub LLC 2015 Equity Incentive Plan	Exhibit 10.22 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

10.23	#	Option Agreement dated as of October 1, 2015 by and between OcuHub LLC and Elias Vamvakas	Exhibit 10.23 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.24	#	Profits Interest Award Agreement dated as of October 1, 2015 by and between OcuHub LLC and Elias Vamvakas	Exhibit 10.24 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

10.25		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, and Amendment 2, dated August 6, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of December 31, 2015	Exhibit 10.25 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

10.26	#	Employment Agreement, dated as of December 31, 2015, by and between the Registrant and Elias Vamvakas	Exhibit 10.26 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

10.27	*	Manufacturing, Supply and Development Agreement between MiniFAB (Aust) Pty Ltd and TearLab Research, Inc., dated March 7, 2016	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2016 (file no. 000-51030)

10.28		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, and Amendment 3, dated December 31, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of April 7, 2016	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2016 (file no. 000-51030)

10.29	*	Amended and Restated Cooperative Marketing Agreement between PRN Physician Recommended Nutriceuticals, LLC and TearLab Research, Inc.	Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 10, 2017 (file no. 000-51030)

10.30		Termination of Cooperative Marketing Agreement between PRN Physicians Recommended Nutriceuticals, LLC and TearLab Research, Inc.	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on August 14, 2017 (file no. 000-51030)

10.31		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, and Amendment 3, dated December 31, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of October 12, 2017.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on November 13, 2017 (file no. 000-51030)

10.32	#	Amendment to Employment Agreement, dated as of June 15, 2017 by and between the Registrant and Joseph Jensen	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on August 14, 2017 (file no. 000-51030)

10.33	#	Amendment to Employment Agreement, dated as of June 15, 2017 by and between the Registrant and Wes Brazell	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on August 14, 2017 (file no. 000-51030)

10.34		Securities Purchase Agreement	Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A No. 3 filed with the Commission on November 22, 2017 (file no. 333-220080)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.35		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, and Amendment 3, dated December 31, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of March 31, 2018.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on May 11, 2018 (file no. 000-51030)

10.36	#	Employment Agreement, dated as of December 31, 2015, by and between the Registrant and Michael Marquez.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on May 11, 2018 (file no. 000-51030)

10.37		Restated License Agreement between TearLab Corporation and the Regents of the University of California dated April, 26, 2018.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on August 10, 2018 (file no. 000-51030)

10.38	†	Manufacturing Supply and Development Agreement by and between TearLab Research, Inc. and MiniFab AB (Aust) Pty Ltd. Dated August 9, 2018.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on November 8, 2018 (file no. 000-51030)

10.39	†	Addendum to the Manufacturing, Supply and Development Agreement by and between TearLab Research, Inc. and MiniFab AB (Aust) Pty Ltd. Dated August 9, 2018.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on November 8, 2018 (file no. 000-51030)

10.40		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, and Amendment 3, dated December 31, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of November 12, 2018.	Filed herewith

21.1		Subsidiaries of Registrant.	Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on July 28, 2011 (file no. 333-175861)

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (included on signature page).

31.1		CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2		CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1		CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

Exhibit Number	Exhibit Description	Incorporated by Reference

32.2	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

101.INS●	XBRL Instance.

101.SCH●	XBRL Taxonomy Schema.

101.CAL●	XBRL Taxonomy Extension Calculation.

101.DEF●	XBRL Taxonomy Extension Definition.

101.LAB●	XBRL Taxonomy Extension Labels.

101.PRE●	XBRL Taxonomy Extension Presentation

* * *

#Management compensatory plan, contract or arrangement

*	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Securities and Exchange Commission.

●	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1924, as amended, and otherwise is not subject to liability under these sections.

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Registrant. The Registrant will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

POWER OF ATTORNEY

The Registrant and each person whose signature appears below hereby appoint Elias Vamvakas, Joseph Jensen and Michael Marquez as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 22, 2019	TearLab Corp.

	By:	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 22, 2019	By:	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer and Director (principal executive officer)

Dated: March 22, 2019	By:	/s/ Michael Marquez
Michael Marquez
Chief Financial Officer (principal financial and accounting officer)

Dated: March 22, 2019	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chairman of Board of Directors

Dated: March 22, 2019	By:	/s/ Anthony Altig
Anthony Altig
Director

Dated: March 22, 2019	By:	/s/ Richard L. Lindstrom, M.D.
Richard L. Lindstrom, M.D.
Director

Dated: March 22, 2019	By:	/s/ Paul Karpecki
Paul Karpecki
Director