Form 10-Q
period 2019-03-31
TearLab Corp
filed 2019-05-10
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X] The registrant’s is not required to file Exchange Act reports by Section 13 or 15(d) but the registrant has voluntarily filed all Exchange Act reports as if it were required to do so.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	TEAR	OTCQB

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,196,998 as of May 3, 2019.

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

TearLab Corporation

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of U.S. dollars except number of shares)

(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current assets
Cash	$8,860	$8,473
Accounts receivable, net	1,098	1,186
Inventory	2,207	1,987
Prepaid expenses and other current assets	632	690
Total current assets	12,797	12,336

Fixed assets, net	1,797	2,024
Intangible assets, net	2	2
Right of Use assets	738	-
Other non-current assets	150	151
Total assets	$15,484	$14,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,319	$681
Accrued liabilities	1,920	2,363
Deferred revenue/rent	7	13
Current portion of long-term debt	7,981	-
Current portion of lease liability	221	-
Total current liabilities	11,448	3,057

Long-term debt, net of current portion	25,381	32,014
Long-term lease liability, net of current portion	518	-
Long-term third party payable	113	111
Total liabilities	37,460	35,182

Commitments and contingencies (Note 8)

Stockholders’ deficit
Capital stock
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 380 and 556 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 11,696,998 and 11,296,998 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	12	11
Additional paid-in capital	510,411	510,380
Accumulated deficit	(532,399)	(531,060)
Total stockholders’ deficit	(21,976)	(20,669)
Total liabilities and stockholders’ deficit	$15,484	$14,513

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2019	2018

Revenue
Product sales	$4,996	$5,775
Reader equipment rentals	687	671
Total revenue	5,683	6,446
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	1,930	1,836
Cost of goods sold - reader equipment depreciation	153	288
Gross profit	3,600	4,322
Operating expenses
Sales and marketing	875	1,020
Clinical, regulatory and research & development	874	1,041
General and administrative	1,844	2,044
Total operating expenses	3,593	4,105
Income from operations	7	217
Other income (expense)
Interest income (expense)	(1,350)	(1,105)
Other, net	4	5
Total other income (expense)	(1,346)	(1,100)
Net loss and comprehensive loss	$(1,339)	$(883)
Weighted average shares outstanding - basic and fully diluted	11,559,220	9,562,122
Net loss per share	$(0.12)	$(0.09)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common stock		Series A Convertible Preferred stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
For the three months ended March 31, 2019
Balance, January 1, 2019	11,296,998	$11	556	$-	$510,380	$(531,060)	$(20,669)
Series A Convertible Preferred stock converted to common	400,000	1	(176)	-	-	-	1
Stock-based compensation	-	-	-	-	31	-	31
Net loss and comprehensive loss	-	-	-	-	-	(1,339)	(1,339)
Balance, March 31, 2019	11,696,998	$12	380	$-	$510,411	$(532,399)	$(21,976)

For the three months ended March 31, 2018
Balance, January 1, 2018	7,986,998	$8	2,012	$-	$510,235	$(528,809)	$(18,566)
Series A Convertible Preferred stock converted to common	2,452,000	2	(1,078)	-	(2)	-	-
Stock-based compensation	-	-	-	-	8	-	8
Common Stock Warrants issued	-	-	-	-	(3)		(3)
Net loss and comprehensive loss	-	-	-	-	-	(883)	(883)
Balance, March 31, 2018	10,438,998	$10	934	$-	$510,238	$(529,692)	$(19,444)

See accompanying notes to consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	March 31,
	2019	2018

OPERATING ACTIVITIES
Net loss for the period	$(1,339)	$(883)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	31	8
Depreciation of fixed assets	221	353
Amortization of intangible assets	-	3
Deferred interest on long-term debt	1,007	914
Amortization of debt discount	343	193
Loss on disposal of equipment	17	-
Changes in operating assets and liabilities:
Accounts receivable, net	88	84
Inventory	(220)	314
Prepaid expenses and other assets	59	111
Accounts payable	638	(647)
Accrued liabilities	(443)	(210)
Deferred rent/revenue	(4)	(8)
Cash provided by operating activities	398	232

INVESTING ACTIVITIES
Additions to fixed assets	(11)	(73)
Cash used in investing activities	(11)	(73)

FINANCING ACTIVITIES
Cash provided by financing activities	-	-

Increase in cash during the period	387	159
Cash, beginning of period	8,473	7,272
Cash, end of period	$8,860	$7,431

Supplemental cash flow information
Right-of-use assets acquired through operating leases	$801	$-
Cash paid for operating leases	88

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained substantial losses of $1,339 and $883 for the three months ended March 31, 2019 and 2018, respectively. Based on the Company’s expected rate of cash consumption in the latter quarters of 2019, the Company estimates it will need additional capital in the first quarter of 2020 and its prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. However, the Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, the Company anticipates that it will be unable to continue operations through the end of the first quarter of 2020 without violating an existing covenant on the Term Loan Agreement, including the inability to make our debt payment due within twelve months (see Note 5). As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2018. The audited financial statements for the year ended December 31, 2018, filed with the SEC with the Company’s annual report on Form 10-K on March 22, 2019 include a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Management believes that all adjustments necessary for the fair presentation of results, consisting of normal recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.

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

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services which includes estimates of variable consideration that results from returns, rebates or test card replacements. The Company records allowances for returns or rebates and reports revenue net of such amounts, which was immaterial for the three months ended March 31, 2019 and 2018, respectively. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms are typically upon shipment or net 30.

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

Use, Masters, and Flex Agreements

Purchase commitments for Use Agreements and Flex Agreements are expressed in the agreement for a specified period of time (generally one to three years). The purchase commitment for Masters Agreements is implied for large physician practices with an expectation of purchasing certain levels of test cards. The Company recovers the cost of providing the reader equipment in the amount charged for disposable test cards. Two performance obligations exist under these contracts, related to the customers’ right to use the reader equipment and orders of test cards. As the customer has the ability and right to operate the reader equipment in a manner it determines as well as obtain the output from using the reader equipment, the revenue related to the reader equipment use performance obligation is recognized in accordance with ASC 842 – Leases, wherein revenue related to the reader equipment is recognized over the defined contract term. Revenue related to disposable test cards is recognized as the disposable test cards are shipped. Based on the nature of these contracts, which provide terms for the future purchase of test cards but do not contractually obligate the customer to do so, each purchase of test cards is treated as its own distinct contract with a performance obligation to provide the test cards ordered, memorialized by the customers’ purchase order/request. Revenue under such agreements is allocated between the lease of the reader equipment and the sale of the disposables based upon each component’s relative standalone selling price, which is estimated using the selling prices of the reader device and test cards under Purchase Agreements, discussed further below.

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

Amounts billed to customers for shipping and handling of a sales transaction are included as revenue. For the three months ended March 31, 2019 and 2018, the Company recognized revenue from shipping and handling of $33 and $39, respectively.

TearLab Corporation

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	Three months ended March 31,
	2019	2018

Product Sales	$4,996	$5,775
Reader Equipment Rentals	687	671
	$5,683	$6,446

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

Return Reserve

Although the Company has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenue at the time of shipment based on historical experience. The reserve of $6 as of March 31, 2019 and December 31, 2018, respectively, has been recorded as a reduction of revenue and is included in accounts receivable.

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

Leases

On January 1, 2019, the Company adopted the Financial Accounting Standards Board (‘FASB’) Accounting Standards Update (‘ASU’) 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which the Company elected. Lease arrangements are determined at the inception of the contract with and included in right-of-use (“ROU”) assets and long-term lease liabilities on the consolidated balance sheets. The adoption of ASC 842 had an immaterial impact on our Condensed Consolidated Statement of Operations and Comprehensive Loss and Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2019. Additionally, the Company has elected the package practical expedient with respect to lease definition, classification and direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Additional information and disclosures required by the new standard are contained in Note 8.

Recent accounting pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2018-07 effective January 1, 2019 with an immaterial impact to our financial statements.

TearLab Corporation

3. BALANCE SHEET DETAILS

Accounts receivable

	March 31, 2019	December 31, 2018

Trade receivables	$1,207	$1,324
Allowance for doubtful accounts	(109)	(138)
	$1,098	$1,186

Inventory

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis and consists of finished goods.

	March 31, 2019	December 31, 2018

Finished goods	$2,207	$1,987
Inventory reserves	-	-
	$2,207	$1,987

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand, and establishes inventory reserves for obsolete and excess inventories. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long-term purchase commitment to buy the test cards from MiniFAB (Note 8). As part of its analysis of excess or obsolete inventories, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve is needed.

Prepaid expenses and other current assets

	March 31, 2019	December 31, 2018
Prepaid trade shows	$107	$18
Prepaid insurance	249	322
Manufacturing deposits	111	111
Subscriptions	132	140
Other fees and services	32	98
Other current assets	1	1
	$632	$690

TearLab Corporation

Fixed assets

	March 31, 2019	December 31, 2018
Capitalized TearLab equipment	$6,742	$6,922
Manufacturing equipment	317	317
Leasehold improvements	13	13
Computer equipment and software	836	846
Furniture and office equipment	368	368
Medical equipment	1,429	1,366
	$9,705	$9,832
Less accumulated depreciation	(7,908)	(7,808)
	$1,797	$2,024

Depreciation expense was $221 and $353 during the three months ended March 31, 2019 and 2018, respectively.

Accrued liabilities

	March 31, 2019	December 31, 2018
Due to professionals	$17	$17
Due to employees and directors	760	1,289
Sales and use tax liabilities	268	257
Royalty liability	263	290
Warranty	58	74
Other	554	436
	$1,920	$2,363

TearLab Corporation

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc., a wholly-owned subsidiary of the Company and a prescriber list. The TearLab Technology, which consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company. Amortization expense for the three months ended March 31, 2019 and 2018 was $0.1 and $3, respectively.

Intangible assets subject to amortization consist of the following:

	Remaining Useful Life	Gross Value at	Accumulated	Net Book Value at
	(Years)	March 31, 2019	Amortization	March 31, 2019

TearLab® technology	0	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(269)	2
Prescriber list	0	90	(90)	-
Total		$12,533	$(12,531)	$2

	Gross Value at	Accumulated	Net Book Value at
	December 31, 2018	Amortization	December 31, 2018

TearLab® technology	$12,172	$(12,172)	$-
Patents and trademarks	271	(269)	2
Prescriber list	90	(90)	-
Total	$12,533	$(12,531)	$2

The estimated amortization expense for the intangible assets for the remainder of 2019 and thereafter is as follows:

Amortization
of intangible
assets

Remainder of 2019	$1
Thereafter	1
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

As part of Amendment No. 2 to the Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants have a five-year life and are classified as equity on the Consolidated Balance Sheets as of March 31, 2019 and 2018. The 2015 CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. On April 7, 2016, the Company entered into Amendment No. 4 to the Term Loan Agreement and the company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at $15.00 per share (the “2016 CRG Warrants” and together with the 2015 CRG Warrants, the “CRG Warrants”), which expire 5 years after issuance.

On October 12, 2017, the Company entered into Amendment No. 5 to the Term Loan Agreement. This amendment reduced the exercise price of all of the CRG Warrants from $15.00 per share to $1.50 per share and provided broad anti-dilution protection such that the CRG Warrants maintained the same 1.22% ownership following any capital raises the Company completed through March 31, 2018.

On April 4, 2018 with an effective date of March 31, 2018, the Company entered into Amendment No. 6 to the Term Loan Agreement. Pursuant to the terms of this amendment, the cash interest payments due in 2018 were deferred and added to the principal balance under the Loan Agreement at the end of each quarter. This amendment also provided for an additional facility fee equal to 3% of the sum of the aggregate amount of the principal drawn under the Term Loan Agreement and any PIK loans issued, so that the total facility fee shall be 9.5%, applicable to the entire balance (the “Facility Fee”). The Facility Fee is being accrued to interest expense using the effective interest method. In addition, this amendment reduced the minimum liquidity covenant to $3 million. Concurrent with the reduction of the liquidity covenant the Company agreed to repay CRG $1.0 million of principal on the Term Loan Agreement in April 2018. Lastly, this amendment reduced the strike price of the existing CRG Warrants to $0.44 per share (see Note 6). The Amendment was accounted for as a modification in accordance with U.S. GAAP.

On November 12, 2018 the Company entered into Amendment No. 7 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment extended the “Interest-Only Period” under the Term Loan Agreement from the sixteenth (16th) payment date to the twentieth (20th) payment date following the first borrowing date, which has the effect of pushing out the principal payments to 2020. In addition, the cash interest payments under the Term Loan Agreement for periods ending on March 31, 2019 and June 30, 2019 will be deferred and added to the principal balance under the Term Loan Agreement at the end of each such quarter. The Company evaluated the amendment and it was accounted for as a modification in accordance with GAAP, with no incremental expense incurred. Additionally, if the Federal Drug Administration (“FDA”) receives and accepts our application for review of our DiscoveryTM Platform on or before June 30, 2019 the Company may elect to pay the interest on the outstanding principal amount of the loans under the Term Loan Agreement payable during the quarter ended September 30, 2019 entirely in the form of a PIK Loan. Finally, the Amendment reduced the minimum required revenue for 2018 under the Term Loan Agreement from $25 million to $24 million.

TearLab Corporation

The loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. The minimum revenue is $38,000 for 2019 and $45,000 for 2020.

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

At March 31, 2019, the Company was in compliance with all of the covenants.

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

The following is a summary of the Term Loan Agreement as of March 31, 2019 and related maturities of outstanding principal:

Principal balance outstanding	$24,000
PIK interest	7,922
Facility fee	1,738
less discount on term loan:
deferred financing fees, net	(148)
detachable warrants, net	(150)
$33,362
Less, current portion of Term loan	7,981
Total Term Loan	$25,381

TearLab Corporation

Principal due for each of the next two years:

2019	-
2020	33,660
Total principal due	33,660
Less: discount on term loan	(298)
Total term loan	$33,362

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

As of March 31, 2019, 1,734 shares of Series A Preferred Stock have been converted into 3,940,909 shares of common stock.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and the employee stock purchase plan included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended
	March 31,
	2019	2018

Sales and marketing	$8	$18
Clinical, regulatory and research and development	4	8
General and administrative	19	(18)
Stock-based compensation expense before income taxes	$31	$8

TearLab Corporation

(d) Employee Stock Purchase Plan

In July 2014, the Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan (the “ESPP”) which was approved by the Company’s stockholders in June 2014 at the Company’s Annual Meeting of Stockholders. A total of 28,601 shares of the Company’s common stock were reserved for issuance under the plan, which permits eligible employees to purchase common stock at a discount through payroll deductions. In 2018 the Company’s Board of Directors terminated the ESPP.

(e) Warrants

On October 8, 2015, as part of Amendment No. 2 to the Term Loan Agreement and funding of the $10,000 tranche, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants are exercisable any time prior to October 8, 2020. The 2015 CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. The 2015 CRG Warrants were valued at $290 upon issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the three months ended March 31, 2019 or 2018.

On April 7, 2016, as part of Amendment No. 4 to the Term Loan Agreement, the exercise price of the 2015 CRG Warrants was changed to allow the holder to purchase 35,000 common shares in the Company at a price of $15.00 per share and CRG was issued an additional 35,000 warrants to purchase common shares at an exercise price of $15.00 (the “2016 CRG Warrants” and, together with the 2015 CRG Warrants, the “CRG Warrants”). The modification to the terms of the 2015 CRG Warrants resulted in a change in fair value of $54 which was included as interest expense. The change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 76%, an expected life of 4.5 years, a risk-free interest rate of 1.06%, and 0% dividend yield. The 2016 CRG Warrants were valued at $106 upon issuance using the Black-Scholes Merton model assuming volatility of 76%, an expected life of 5.0 years, a risk-free interest rate of 1.30% and 0% dividend yield.

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

On December 8, 2017, the Company issued Series A Warrants to purchase 6,818,181 shares of common stock for $0.44 per share and Series B Warrants to purchase 6,818,181 shares of common stock for $0.44 per share in conjunction with shares of common stock and Series A Convertible Preferred stock issued on that same date. The Series A Warrants were exercisable immediately and expire 5 years after the issuance date. Fair Value of the Series A Warrants, for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk free interest rate of 2.14% and a 0% dividend yield and are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. The Series B Warrants were exercisable immediately and expired 6 months after the issuance date. Fair value of the Series B Warrants for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming a volatility of 158.6%, an expected life of 6 months, a risk free rate of 1.45% and a 0% dividend yield and are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. All Series B Warrants expired on June 7, 2018 with no warrants exercised. In addition, we granted the placement agent compensation warrants to purchase 477,273 shares of common stock at $0.55 per share. The compensation warrants are in the same form as Series A Warrants, excluding the exercise price, and will terminate on the five-year anniversary date. The placement agent warrants are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

In connection with the December 2017 offering the Company issued CRG warrants to purchase 83,240 shares of common stock at an exercise price of $1.50 (“2017 CRG Warrants”) as a result of triggering the anti-dilution clause of the debt amendment (see Note 5). The anti-dilution clause is considered down-round protection, however the Company early adopted ASU 2017-11 and therefore the down-round feature is excluded from the consideration of whether the warrants are indexed to the Company’s own stock and therefore the warrants are not required to be liabilities under the guidance. The 2017 CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 and were valued at $30 upon issuance using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk-free interest rate of 2.14% and 0% dividend yield. On April 4, 2018, in connection with Amendment No. 6 to the Term Loan Agreement, the strike price of all existing CRG warrants was reduced to $0.44 per share (see Note 5). The modification to the terms of the CRG Warrants and the 2017 CRG Warrants resulted in a change in fair value of $10 which was included as interest expense.

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

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

(in thousands of shares)	As of March 31,
	2019	2018
Stock options	891	629
Warrants	8,702	15,520
Convertible preferred shares	-	1

Total	9,593	16,150

8. COMMITMENTS AND CONTINGENCIES

Leases

Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company has commitments relating to operating leases recognized on a straight-line basis over the term of the lease for rental of two office spaces and various equipment from unrelated parties. Our California office lease was signed May 1, 2018, with a commencement date of July 1, 2018, expires on November 30, 2023 and has an option for a 5-year extension and escalating payments. On December 21, 2018 the Company entered into a fourth amendment to our Texas office lease to extend the term of the lease until December 31, 2019. In addition, the Company has vehicle leases expiring at various times through January 2021, and an equipment lease expiring in December 2021.

The adoption of ASC Topic 842 resulted in the Company recognizing right of use assets of $738 and a lease liability of $739, with the difference due the write-off of prior recorded deferred rent.

The components of lease costs were as follows:

Three months ended
March 31, 2019
Operating lease costs	$88
Short-term lease costs	-
Variable lease costs	-
$88

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

2019	$238
2020	202
2021	184
2022	164
2023	169
Total lease payments	957
Less present value discount	218
Present value of lease liabilities	$739
Weighted average remaining lease term	3.9
Weighted average discount rate	13%

Commitments

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

Future minimum royalty payments under this agreement as of March 31, 2019 are as follows:

2020	35
2021	35
2022	35
2023	35
2024	35
Thereafter	210
Total	$385

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

On August 9, 2018, the Company entered into a manufacturing, supply and development agreement (the “MiniFAB Agreement”) with MiniFAB. Pursuant to the terms of the MiniFAB Agreement, MiniFAB will manufacture and supply test cards for the Company’s next generation platform, the TearLab Discovery™ System. The MiniFAB Agreement is exclusive through the first term of 10 years and automatically renews for an additional term of 5 years unless either party cancels. TearLab will pay for 65% of the capital expenditures under the MiniFAB Agreement (“capex”) as incurred and MiniFAB will pay for the remaining 35% of capex, which will be recoverable from TearLab through an amortized cost component in the price for the product charged to TearLab once the monthly card volumes reach 200,000 per month. The capex amounts are limited to an aggregate of $1.0 million AUD for the initial development and production phase (“Phase 1”) and anticipated to be in the vicinity of $3.0 million AUD for further investment of production capacity (“Phase 2”). In addition, TearLab will be responsible for the payment or reimbursement of all non-recurrent expenditure and tooling, limited to $1.2 million AUD for Phase 1 and estimated at $2.0 million AUD for Phase 2. In December 2018, the Company made an initial capex investment of $317 for a machine that was placed into fixed assets and is being amortized over a 15-year period as well as a corresponding $113 of long-term third-party payable for capex to be amortized through the card cost component for the three months ending March 31, 2019.

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

9. RELATED PARTY

The Company has an agreement with its Chief Scientific Officer whereas if the Company enters into an agreement with UCSD to reduce the overall royalty rate the Company shall pay to its Chief Scientific Officer a royalty on net sales equal to one and a half percent of the percent change in the UCSD royalty rate. The restated UCSD patent license and royalty agreement (see Note 8) resulted in a royalty due at a rate of 0.68%. Related party royalty expense was $38 and $0 as of March 31, 2019 and 2018, respectively. The Company had $78 and $40 in accrued royalties at March 31, 2019 and December 31, 2018, respectively for the related party royalty.

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

On January 4, 2018, we announced that we had submitted a 510(k) application to the FDA for the potential clearance of the TearLab DiscoveryTM Platform. The submission covered Discovery and the MMP-9 biomarker. On February 14, 2018, we announced that the application had successfully passed the acceptance review phase with the FDA. On April 11, 2018 we announced that we received written feedback from the FDA, requesting that we provide additional information to establish correlation to the FDA-cleared predicate chosen to establish 510(k) substantial equivalence. On September 4, 2018, we submitted, and the FDA accepted, our response to the FDA’s comments regarding the 510(k) application for the Discovery Platform. On October 10, 2018, we announced that the FDA determined that the TearLab Discovery™ MMP-9 test, had not met the criteria for substantial equivalence based upon data and information we had submitted. We plan to utilize the guidance provided by the FDA to compile the additional information necessary to resubmit for 510(k) clearance. After securing FDA clearance, we intend to pursue a CLIA waiver in an effort to prepare for commercialization in the US market.

TearLab Corporation

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

(in thousands)	Three months ended March 31,
	2019	2018	Change

TearLab revenue	$5,683	$6,446	$(763)
TearLab – cost of sales	2,083	2,124	(41)
TearLab gross profit	3,600	4,322	(722)
Gross profit percentage	63%	67%

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

TearLab revenue for the three months ended March 31, 2019 was $5.7 million compared to $6.4 million for the three months ended March 31, 2018. This decrease was driven by the decrease in both reader revenue and test card revenue compared to first quarter of 2018.

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

TearLab cost of sales decreased 2% for the three months ended March 31, 2019 compared to March 31, 2018. The decrease was driven by reduced warranty costs, a credit from one of our suppliers for inventory damaged in transit as well as lower revenue volume.

Gross Profit

TearLab gross profit for the three months ended March 31, 2019 was $3.6 million compared to the $4.3 million for the three months ended March 31, 2018. The gross profit percentage of revenue for the three months ended March 31, 2019 was 63% compared to 67% for the three months ended March 31, 2018. The decline in gross profit percentage was driven by the decline in revenue as well as the impact of the 2018 restated patent license and royalty agreement with the University of California San Diego (“UCSD”), (see Note 8). Excluding the 2017 impact of the restated agreement of $0.3 million, 2018 gross profit percentage would have been 62% for the three months ended March 31, 2018.

Operating Expenses

(in thousands)	Three months ended March 31,
	2019	2018	Change

Sales and marketing	$875	$1,020	$(145)
Clinical, regulatory and research and development	874	1,041	(167)
General and administrative	1,844	2,044	(200)
Operating expenses	$3,593	$4,105	$(512)

Sales and Marketing Expense

Sales and marketing expenses decreased by $0.1 million or 14% in the three months ended March 31, 2019, as compared with the three months ended March 31, 2018. The reduction in sales and marketing expenses is attributable to the impact of our business model aimed at reducing costs.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses decreased $0.2 million or 16% in the three months ended March 31, 2019 as compared with the three months ended March 31, 2018. The decrease in expense was primarily due to lower development cost of the TearLab DiscoveryTM Platform.

General and Administrative Expenses

Total general and administrative expenses decreased $0.2 million or 10% in the three months ended March 31, 2019 as compared with the three months ended March 31, 2018. The decrease was primarily due to the impact of our business model that is aimed at reducing costs.

TearLab Corporation

Other Income (Expense)

(in thousands)	Three Months Ended March 31,
	2019	2018	Change

Interest income (expense)	$(1,350)	$(1,105)	$(245)
Other (net)	4	5	(1)
Other income	$(1,346)	$(1,100)	$(246)

Interest Income (Expense)

Interest expense for the three months ended March 31, 2019 and 2018 was from our long-term debt under the Term Loan Agreement, which was most recently amended on November 12, 2018. Interest expense increased for the three months ended March 31, 2019 when compared to the same period in the previous fiscal year based on larger average balances of long-term debt outstanding, the impact of the updated strike price of the warrants issued to the lenders, and changes to the facility fee.

Other (net)

Other income (loss) for the three months ended March 31, 2019 and 2018 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

TearLab Corporation

Liquidity and Capital Resources

(in thousands)	March 31, 2019	December 31, 2018	Change
Cash and cash equivalents	$8,860	$8,473	$387
Percentage of total assets	57.2%	58.4%

Working capital	$1,349	$9,279	$(7,930)

Financial Condition

In December 2017 TearLab raised $3 million in gross proceeds through a registered direct offering to support our operations and regulatory expenses. In addition, in April 2018, with an effective date of March 31, 2018, we renegotiated our Term Loan Agreement with CRG. This new agreement lowers the minimum liquidity requirement from an end of the day cash balance of $5 million to $3 million and it defers cash interest payments due in 2018. These changes will allow our current funding to provide us with the time needed to gain our 510(k) approval for the Discovery™ Platform from the FDA as the Discovery™ Platform is critical to our success moving forward. In November 2018, with amendment No.6 CRG further extended our “Interest-only period,” which has the effect of pushing out the principal payments to 2020. Based on our current rate of cash consumption in addition to our projections, we estimate we will need additional capital in the first quarter of 2020. Our prospects for obtaining that capital are uncertain. Due to the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

At the present time, our only product is the TearLab® Osmolarity System, and although we have received 510(k) approval from the FDA and a CLIA waiver approval from the FDA, at this time we do not know when we will generate revenue from the TearLab® Osmolarity System in the United States sufficient to fully fund our operations. If events or circumstances occur such that we do not meet our plans to fund the business, we may be required to reduce operating expenses and reduce the planned levels of inventory and fixed assets which could have an adverse impact on our ability to achieve our intended business objectives and/or continue the development of the TearLab Discovery™ Platform.

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

As part of Amendment No. 2 to the Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants have a five-year life and are classified as equity on the Consolidated Balance Sheets as of March 31, 2019 and 2018. The 2015 CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. On April 7, 2016, the Company entered into Amendment No. 4 to the Term Loan Agreement and the company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at 15.00 per share (the “2016 CRG Warrants” and together with the 2015 CRG Warrants, the “CRG Warrants”), which expire 5 years after issuance.

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

On April 4, 2018 with an effective date of March 31, 2018, the Company entered into Amendment No. 6 to the Term Loan Agreement. Pursuant to the terms of this amendment, the cash interest payments due in 2018 were deferred and added to the principal balance under the Term Loan Agreement at the end of each quarter. This amendment also provides for an additional facility fee equal to 3% of the sum of the aggregate amount of the principal drawn under the Term Loan Agreement and any PIK loans issued, so that the total facility fee shall be 9.5%, applicable to the entire balance. In addition, this amendment reduces the minimum liquidity covenant to $3 million. Concurrent with the reduction of the liquidity covenant the Company agreed to repay CRG $1.0 million of principal on the Term Loan Agreement in April 2018. Lastly, this amendment reduced the strike price of the existing CRG Warrants and the 2017 CRG Warrants to $0.44 per share. This amendment was accounted for as a modification in accordance with U.S. GAAP.

On November 12, 2018 the Company entered into Amendment No. 7 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment extends the “Interest-Only Period” under the Term Loan Agreement from the sixteenth (16th) payment date to the twentieth (20th) payment date following the first borrowing date, which has the effect of pushing out the principal payments to 2020. In addition, the cash interest payments under the Term Loan Agreement for periods ending on March 31, 2019 and June 30, 2019 will be deferred and added to the principal balance under the Term Loan Agreement at the end of each such quarter. Additionally, if the Federal Drug Administration (“FDA”) receives and accepts our application for review of our DiscoveryTM Platform on or before June 30, 2019 the Company may elect to pay the interest on the outstanding principal amount of the loans under the Term Loan Agreement payable during the quarter ended September 30, 2019 entirely in the form of a PIK Loan. Finally, the Amendment reduced the minimum required revenue for 2018 under the Term Loan Agreement from $25 million to $24 million.

TearLab Corporation

The Term Loan Agreement is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. The minimum annual revenue threshold level required by the Term Loan Agreement is $38.0 million, and $45 million, respectively, for the calendar years 2019 and 2020. The minimum cash balance required is $3.0 million, subject to certain conditions.

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

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents and cash generated from revenue will be sufficient to sustain our operations into the first quarter of 2020. We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable. Our accounts receivable collections will be impacted by our ability to maintain current customers and annuity revenue base, while reducing costs as per our new business model.

We expect our primary uses of cash will be to fund our operating expenses and the development and generation of clinical data for our next generation platform.

Changes in Cash Flows

Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2019 was $0.4 million. Net cash provided by operating activities during the three-month period was more than our net loss of $1.3 million primarily due to the depreciation of fixed assets, and deferred interest and the amortization of the discount on our long-term debt. In aggregate, these non-cash items totaled $1.6 million.

TearLab Corporation

The net change in working capital and non-current asset balances related to operations for the three months ended March 31, 2019 and 2018 consists of the following:

	Three Months Ended
(in thousands)	March 31,
	2019	2018
Changes in operating assets and liabilities:

Accounts receivable, net	$88	$84
Inventory	(220)	314
Prepaid expenses and other assets	59	111
Accounts payable	638	(647)
Accrued liabilities	(443)	(210)
Deferred rent/revenue	(4)	(8)
	$118	$(356)

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Inventory levels of test cards on hand increased in the three months ended March 31, 2019 due to lower sales volumes;

●	Accounts payable had a net increase during the three months ended March 31, 2019, mostly due to invoices received for professional services and increase in work performed relating to the development of our next generation of product; and

●	Accrued liabilities had a net decrease during the three months ended March 31, 2019, primarily due to the payment of accrued compensation amounts.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $0.01 million and $0.07 million, respectively, to acquire fixed assets.

Cash Provided by Financing Activities

There was zero in net cash provided by financing activities during the three months ended March 31, 2019 and 2018, respectively.

Off-Balance-Sheet Arrangements

As of March 31, 2019, we did not have any material off-balance-sheet arrangements as defined in Item 303(1)(4)(ii) of SEC Regulation S-K.

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

There were no significant changes during the three months ended March 31, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2019 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2019 included in Item 1.

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

TearLab Corporation

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at March 31, 2019 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

During the first quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in each year since our inception. As of March 31, 2019, we had an accumulated deficit of $532.4 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets or receive approval to commercialize our next generation TearLab DiscoveryTM Platform on a scale that will allow us to achieve and sustain profitability. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

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

The CRG loan is collateralized by all our assets. Additionally, the Term Loan Agreement contains various affirmative and negative covenants agreed to by the Company. Among them, we must attain minimum annual revenue and minimum cash threshold levels. The minimum annual revenue threshold levels required by the Term Loan Agreement are $38.0 million and $45.0 million for calendar years 2019 and 2020, respectively. The minimum cash balance required is $3.0 million, subject to certain conditions.

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

Our annual and quarterly revenue and results of operations have varied in the past and may continue to vary significantly from year-to-year and quarter-to-quarter. The variability in our annual and quarterly results of operations may lead to volatility in our stock price as research analysts and investors respond to these annual fluctuations. These fluctuations are due to numerous factors that are difficult to forecast, including:

●	fluctuations in demand for our products;
●	changes in customer budget cycles and capital spending;
●	seasonal variations in customer operations that could occur during holiday or summer vacation periods;
●	tendencies among some customers to defer purchase decisions until the end of the quarter or fiscal year;
●	the unit value of our systems;
●	changes in our pricing and sales policies or the pricing and sales policies of our competitors;
●	changes in reimbursement levels that might negatively impact our pricing policies;
●	our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner;
●	quality control or yield problems in our manufacturing suppliers;
●	our ability to timely obtain adequate quantities of the components used in our products;
●	new product introductions or enhancements by us and our competitors;
●	unanticipated increases in costs or expenses;
●	our complex, variable and, at times, lengthy sales cycle;
●	global economic conditions; and
●	fluctuations in foreign currency exchange rates.

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

As of March 31, 2019, our total liabilities were $37.5 million including $25.4 million of long-term obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our liabilities present the following risks:

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

TearLab Corp.
(Registrant)

Date: May 10, 2019	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

