Form 10-Q
period 2019-06-30
TearLab Corp
filed 2019-08-09
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-51030

TearLab Corporation

(Exact name of registrant as

specified in its charter)

Delaware	59 343 4771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 LaTerraza Blvd., Suite 101 Escondido, California	92025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 455-6006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

The Company does not have any securities registered pursuant to Section 12(b) of the Act. The Company’s common stock is registered pursuant to Section 12(g) of the Act and traded on the OTCQB under the symbol “TEAR”.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,560,635 as of August 2, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “pursue,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our ability to continue as a going concern;
●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;
●	Our future strategy, structure, and business prospects and the ability to identify and execute any strategic alternatives;
●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner while our common stock is traded on the OTCQB market;
●	The planned continued commercialization of our current product;
●	Our ability to expand into next generation products, including our expectations regarding the resubmission of our 510(k) application and the timeline for commencing commercial sales of the TearLab DiscoveryTM Platform;
●	Our ability to meet the financial covenants under our credit facilities;
●	Use of cash, cash needs and ability to raise capital;
●	The size and growth of the potential markets for our product and technology;
●	The effect of our strategy to streamline our organization and lower our costs, including the impact of our new business model adopted in December 2017;
●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
●	Our anticipated expansion of United States and international sales and operations;
●	Our ability to obtain and protect our intellectual property and proprietary rights;
●	The results of our clinical trials;
●	Our ability to maintain reimbursement for our product and support our pricing strategies;
●	Our ability to execute our marketing strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals given our reduced commercial resources;
●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;
●	Our beliefs about our employee relations;
●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals; and
●	The impact of our common stock being traded on the OTCQB.

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

TearLab Corporation

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of U.S. dollars except number of shares)

(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current assets
Cash	$9,173	$8,473
Accounts receivable, net	1,123	1,186
Inventory	2,832	1,987
Prepaid expenses and other current assets	356	690
Total current assets	13,484	12,336

Fixed assets, net	1,626	2,024
Intangible assets, net	2	2
Right of use assets	677	-
Other non-current assets	150	151
Total assets	$15,939	$14,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,425	$681
Accrued liabilities	2,084	2,363
Deferred revenue/rent	4	13
Current portion of long-term debt	16,486	-
Current portion of lease liability	182	-
Total current liabilities	20,181	3,057

Long-term debt, net of current portion	18,278	32,014
Long-term lease liability, net of current portion	493	-
Long-term third party payable	119	111
Total liabilities	39,071	35,182

Commitments and contingencies (Note 8)

Stockholders’ deficit
Capital stock
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 160 and 556 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 12,196,998 and 11,296,998 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	12	11
Additional paid-in capital	510,429	510,380
Accumulated deficit	(533,573)	(531,060)
Total stockholders’ deficit	(23,132)	(20,669)
Total liabilities and stockholders’ deficit	$15,939	$14,513

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Three months ended
	June 30,
	2019	2018

Revenue
Product sales	$5,157	$5,679
Reader equipment rentals	694	734
Total revenue	5,851	6,413
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	2,041	2,355
Cost of goods sold - reader equipment depreciation	121	265
Gross profit	3,689	3,793
Operating expenses
Sales and marketing	995	959
Clinical, regulatory and research & development	1,007	996
General and administrative	1,455	1,340
Total operating expenses	3,457	3,295
Income from operations	232	498
Other income (expense)
Interest expense	(1,405)	(1,149)
Other, net	(1)	(10)
Total other income (expense)	(1,406)	(1,159)
Net loss and comprehensive loss	$(1,174)	$(661)
Weighted average shares outstanding - basic and fully diluted	12,041,442	10,609,131
Net loss per share	$(0.10)	$(0.06)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Six months ended
	June 30,
	2019	2018

Revenue
Product sales	$10,153	$11,454
Reader equipment rentals	1,381	1,405
Total revenue	11,534	12,859
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	3,971	4,190
Cost of goods sold - reader equipment depreciation	274	553
Gross profit	7,289	8,116
Operating expenses
Sales and marketing	1,870	1,978
Clinical, regulatory and research & development	1,881	2,038
General and administrative	3,299	3,385
Total operating expenses	7,050	7,401
Income from operations	239	715
Other income (expense)
Interest expense	(2,755)	(2,254)
Other, net	3	(5)
Total other income (expense)	(2,752)	(2,259)
Net loss and comprehensive loss	$(2,513)	$(1,544)
Weighted average shares outstanding - basic and fully diluted	11,800,331	10,070,652
Net loss per share	$(0.21)	$(0.15)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(expressed in thousands of U.S. dollars except number of shares)

(Unaudited)

	Common stock		Series A Convertible Preferred stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2019	11,296,998	$11	556	$-	$510,380	$(531,060)	$(20,669)
Series A Convertible Preferred stock converted to common	400,000	1	(176)	-	-	-	1
Stock-based compensation	-	-	-	-	31	-	31
Net loss and comprehensive loss	-	-	-	-	-	(1,339)	(1,339)
Balance, March 31, 2019	11,696,998	$12	380	$-	$510,411	$(532,399)	$(21,976)
Series A Convertible Preferred stock converted to common	500,000	-	(220)	-	(1)	-	(1)
Stock-based compensation	-	-	-	-	19	-	19
Net loss and comprehensive loss	-	-	-	-	-	(1,174)	(1,174)
Balance, June 30, 2019	12,196,998	$12	160	$-	$510,429	$(533,573)	$(23,132)

	Common stock		Series A Convertible Preferred stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2018	7,986,998	$8	2,012	$-	$510,235	$(528,809)	$(18,566)
Series A Convertible Preferred stock converted to common	2,452,000	2	(1,078)	-	(2)	-	-
Stock-based compensation	-	-	-	-	8	-	8
Common Stock Warrants issued	-	-	-	-	(3)	-	(3)
Net loss and comprehensive loss	-	-	-	-	-	(883)	(883)
Balance, March 31, 2018	10,438,998	$10	934	$-	$510,238	$(529,692)	$(19,444)
Series A Convertible Preferred stock converted to common	358,000	1	(158)	-	-	-	1
Stock-based compensation	-	-	-	-	72	-	72
Net loss and comprehensive loss	-	-	-	-	-	(661)	(661)
Balance, June 30, 2018	10,796,998	$11	776	$-	$510,310	$(530,353)	$(20,032)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of U.S. dollars)

(Unaudited)

	Six months ended
	June 30,
	2019	2018

OPERATING ACTIVITIES
Net loss for the period	$(2,513)	$(1,544)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	50	80
Depreciation of fixed assets	412	679
Amortization of intangible assets	-	6
Deferred interest on long-term debt	2,061	1,838
Amortization of debt discount	697	419
Loss on disposal of equipment	28	1
Changes in operating assets and liabilities:
Accounts receivable, net	63	263
Inventory	(845)	143
Prepaid expenses and other assets	335	243
Other non-current assets	-	(80)
Accounts payable	744	(1,261)
Accrued liabilities	(279)	(552)
Deferred rent/revenue	(11)	(21)
Cash provided by operating activities	742	214

INVESTING ACTIVITIES
Additions to fixed assets	(42)	(119)
Cash used in investing activities	(42)	(119)

FINANCING ACTIVITIES
Payment on term loan	-	(1,000)
Cash used in financing activities	-	(1,000)

Increase (decrease) in cash during the period	700	(905)
Cash, beginning of period	8,473	7,272
Cash, end of period	$9,173	$6,367

Supplemental cash flow information
Right-of-use assets acquired through operating leases	$801	$-
Cash paid for operating leases	176	-

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained substantial losses of $2,513 and $1,544 for the six months ended June 30, 2019 and 2018, respectively. Based on the Company’s expected rate of cash consumption in the latter quarters of 2019, the Company estimates it will need additional capital in the first quarter of 2020 and its prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. However, the Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, the Company anticipates that it will be unable to continue operations through the end of the first quarter of 2020 without violating an existing covenant on the Term Loan Agreement, including the inability to make our debt payment due within twelve months (see Note 5). As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services which includes estimates of variable consideration that results from returns, rebates or test card replacements. The Company records allowances for returns or rebates and reports revenue net of such amounts which was $27 and $6 for the three months ended June 30, 2019 and 2018, respectively and $55 and $6 for the six months ended June 30, 2019 and 2018, respectively. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms are typically upon shipment or net 30.

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

Amounts billed to customers for shipping and handling of a sales transaction are included as revenue. The Company recognized revenue from shipping and handling of $36 and $38 for the three months ended June 30, 2019 and 2018, respectively. The Company recognized revenue from shipping and handling of $69 and $77 for the six months ended June 30, 2019 and 2018, respectively.

TearLab Corporation

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Product Sales	$5,157	$5,679	$10,153	$11,454
Reader Equipment Rentals	694	734	1,381	1,405
	$5,851	$6,413	$11,534	$12,859

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

Return Reserve

Although the Company has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenue at the time of shipment based on historical experience. The reserve of $5 and $6 as of June 30, 2019 and December 31, 2018, respectively, has been recorded as a reduction of revenue and is included in accounts receivable.

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

Leases

On January 1, 2019, the Company adopted the Financial Accounting Standards Board (‘FASB’) Accounting Standards Update (‘ASU’) 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which the Company elected. Lease arrangements are determined at the inception of the contract with and included in right-of-use (“ROU”) assets and long-term lease liabilities on the consolidated balance sheets. The adoption of ASC 842 had an immaterial impact on our Condensed Consolidated Statement of Operations and Comprehensive Loss and Condensed Consolidated Statement of Cash Flows for the three and six month periods ended June 30, 2019. Additionally, the Company has elected the package practical expedient with respect to lease definition, classification and direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Additional information and disclosures required by the new standard are contained in Note 8.

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

TearLab Corporation

3. BALANCE SHEET DETAILS

Accounts receivable

	June 30, 2019	December 31, 2018

Trade receivables	$1,214	$1,324
Allowance for doubtful accounts	(91)	(138)
	$1,123	$1,186

Inventory

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis and consists of finished goods.

	June 30, 2019	December 31, 2018

Finished goods	$2,832	$1,987
Inventory reserves	-	-
	$2,832	$1,987

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

Prepaid expenses and other current assets

	June 30, 2019	December 31, 2018
Prepaid trade shows	$20	$18
Prepaid insurance	110	322
Manufacturing deposits	111	111
Subscriptions	91	140
Other fees and services	22	98
Other current assets	2	1
	$356	$690

TearLab Corporation

Fixed assets

	June 30, 2019	December 31, 2018
Capitalized TearLab equipment	$6,643	$6,922
Manufacturing equipment	317	317
Leasehold improvements	13	13
Computer equipment and software	306	846
Furniture and office equipment	368	368
Medical equipment	1,430	1,366
	$9,077	$9,832
Less accumulated depreciation	(7,451)	(7,808)
	$1,626	$2,024

Depreciation expense was $191 and $326 during the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $412 and $679 during the six months ended June 30, 2019 and 2018, respectively.

Accrued liabilities

	June 30, 2019	December 31, 2018
Due to professionals	$17	$17
Due to employees and directors	945	1,289
Sales and use tax liabilities	262	257
Royalty liability	278	290
Warranty	45	74
Other	537	436
	$2,084	$2,363

TearLab Corporation

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc., a wholly-owned subsidiary of the Company and a prescriber list. The TearLab Technology, which consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company. Amortization expense for the three months ended June 30, 2019 and 2018 was $0.1 and $3, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was $0.2 and $6, respectively.

Intangible assets subject to amortization consist of the following:

	Remaining Useful Life	Gross Value at	Accumulated	Net Book Value at
	(Years)	June 30, 2019	Amortization	June 30, 2019

TearLab® technology	0	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(269)	2
Prescriber list	0	90	(90)	-
Total		$12,533	$(12,531)	$2

	Gross Value at	Accumulated	Net Book Value at
	December 31, 2018	Amortization	December 31, 2018

TearLab® technology	$12,172	$(12,172)	$-
Patents and trademarks	271	(269)	2
Prescriber list	90	(90)	-
Total	$12,533	$(12,531)	$2

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

As part of Amendment No. 2 to the Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants have a five-year life and are classified as equity on the Consolidated Balance Sheets as of June 30, 2019 and 2018. The 2015 CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. On April 7, 2016, the Company entered into Amendment No. 4 to the Term Loan Agreement and the company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at $15.00 per share (the “2016 CRG Warrants” and together with the 2015 CRG Warrants, the “CRG Warrants”), which expire 5 years after issuance.

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

On November 12, 2018 the Company entered into Amendment No. 7 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment extended the “Interest-Only Period” under the Term Loan Agreement from the sixteenth (16th) payment date to the twentieth (20th) payment date following the first borrowing date, which has the effect of pushing out the principal payments to 2020. In addition, the cash interest payments under the Term Loan Agreement for periods ending on March 31, 2019 and June 30, 2019 will be deferred and added to the principal balance under the Term Loan Agreement at the end of each such quarter. The Company evaluated the amendment and it was accounted for as a modification in accordance with GAAP, with no incremental expense incurred. Additionally, if the Federal Drug Administration (“FDA”) had received and accepted our application for review of our DiscoveryTM Platform on or before June 30, 2019 the Company would have been entitled to pay the interest on the outstanding principal amount of the loans under the Term Loan Agreement payable during the quarter ended September 30, 2019 entirely in the form of a PIK Loan. The Company did not file an updated 510K with the FDA prior to June 30, 2019 and expects it will be required to make an interest payment at the end of the third quarter of 2019. Finally, the Amendment reduced the minimum required revenue for 2018 under the Term Loan Agreement from $25 million to $24 million.

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

At June 30, 2019, the Company was in compliance with all of the covenants.

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

The following is a summary of the Term Loan Agreement as of June 30, 2019 and related maturities of outstanding principal:

Principal balance outstanding	$24,000
PIK interest	8,971
Facility fee	2,033
less discount on term loan:
deferred financing fees, net	(111)
detachable warrants, net	(129)
$34,764
Less: current portion of Term loan	(16,486)
Total Term Loan	$18,278

TearLab Corporation

Principal due for each of the next two years:

2019	$-
2020	35,004
Total principal due	35,004
Less: discount on term loan	(240)
Total term loan	$34,764

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

As of June 30, 2019, 1,954 shares of Series A Preferred Stock have been converted into 4,440,909 shares of common stock.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and the employee stock purchase plan included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Sales and marketing	$(5)	$20	$3	$38
Clinical, regulatory and research and development	4	8	8	16
General and administrative	20	44	39	26
Stock-based compensation expense before income taxes	$19	$72	$50	$80

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

(e) Warrants

On October 8, 2015, as part of Amendment No. 2 to the Term Loan Agreement and funding of the $10,000 tranche, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants are exercisable any time prior to October 8, 2020. The 2015 CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018. The 2015 CRG Warrants were valued at $290 upon issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the six months ended June 30, 2019 or 2018.

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

On December 8, 2017, the Company issued Series A Warrants to purchase 6,818,181 shares of common stock for $0.44 per share and Series B Warrants to purchase 6,818,181 shares of common stock for $0.44 per share in conjunction with shares of common stock and Series A Convertible Preferred stock issued on that same date. The Series A Warrants were exercisable immediately and expire 5 years after the issuance date. Fair Value of the Series A Warrants, for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk free interest rate of 2.14% and a 0% dividend yield and are classified as equity on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018. The Series B Warrants were exercisable immediately and expired 6 months after the issuance date. Fair value of the Series B Warrants for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming a volatility of 158.6%, an expected life of 6 months, a risk free rate of 1.45% and a 0% dividend yield and are classified as equity on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018. All Series B Warrants expired on June 7, 2018 with no warrants exercised. In addition, we granted the placement agent compensation warrants to purchase 477,273 shares of common stock at $0.55 per share. The compensation warrants are in the same form as Series A Warrants, excluding the exercise price, and will terminate on the five-year anniversary date. The placement agent warrants are classified as equity on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

In connection with the December 2017 offering the Company issued CRG warrants to purchase 83,240 shares of common stock at an exercise price of $1.50 (“2017 CRG Warrants”) as a result of triggering the anti-dilution clause of the debt amendment (see Note 5). The anti-dilution clause is considered down-round protection, however the Company early adopted ASU 2017-11 and therefore the down-round feature is excluded from the consideration of whether the warrants are indexed to the Company’s own stock and therefore the warrants are not required to be liabilities under the guidance. The 2017 CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 and were valued at $30 upon issuance using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk-free interest rate of 2.14% and 0% dividend yield. On April 4, 2018, in connection with Amendment No. 6 to the Term Loan Agreement, the strike price of all existing CRG warrants was reduced to $0.44 per share (see Note 5). The modification to the terms of the CRG Warrants and the 2017 CRG Warrants resulted in a change in fair value of $10 which was included as interest expense.

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

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

(in thousands of shares)	As of June 30,
	2019	2018
Stock options	879	599
Warrants	8,702	8,702
Convertible preferred shares	-	1

Total	9,581	9,302

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

The components of lease costs were as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Operating lease costs	$87	$175
Short-term lease costs	-	-
Variable lease costs	-	-
	$87	$175

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

2019	$151
2020	202
2021	184
2022	164
2023	169
Total lease payments	870
Less: present value discount	(195)
Present value of lease liabilities	$675
Weighted average remaining lease term	3.8
Weighted average discount rate	13%

Commitments

On May 1, 2018 with an effective date of July 1, 2017 the Company entered into a Restated License Agreement (the “Agreement”) to its exclusive license agreement for the commercial development of the invention disclosed in UCSD Disclosure Docket No. SD2002-180 and titled “Volume Independent Tear Film Osmometer” (UCSD License Agreement #2003-03-0433), dated as of March 12, 2003, as amended by Amendment 1, dated as of June 9, 2003, Amendment 2, dated as of September 5, 2005, Amendment 3, dated as of July 7, 2006, Amendment 4, dated as of October 9, 2006, and Amendment 5, dated as of July 9, 2007, by and among the Company and The Regents of the University of California (collectively the “Existing License”) to amend certain terms related to royalties under the Agreement and treatment upon a change of control transaction. The Company is required to make royalty payments of anywhere from 3% to 4.25% based on quarterly net sales. Additionally, the Company is required to pay a royalty of 20% of any sublicense fees it receives. Should a change of control transaction occur during the term of the agreement the royalty rates would range anywhere from 3.5% to 4.75% based on quarterly net sales and the Company would have to make a milestone payment of $0.5 million. In addition, if the Company had not commenced commercial sales of the TearLab DiscoveryTM Platform on or before July 1, 2019 the Company would have be required to pay a milestone payment of 1.25% of cumulative net sales for the two-year period following the effective date of the amendment. The Company completed its first commercial sale of the TearLab DiscoveryTM Platform prior to the July 1, 2019 deadline.

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

Future minimum royalty payments under this agreement as of June 30, 2019 are as follows:

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

On August 9, 2018, the Company entered into a manufacturing, supply and development agreement (the “MiniFAB Agreement”) with MiniFAB. Pursuant to the terms of the MiniFAB Agreement, MiniFAB will manufacture and supply test cards for the Company’s next generation platform, the TearLab Discovery™ System. The MiniFAB Agreement is exclusive through the first term of 10 years and automatically renews for an additional term of 5 years unless either party cancels. TearLab will pay for 65% of the capital expenditures under the MiniFAB Agreement (“capex”) as incurred and MiniFAB will pay for the remaining 35% of capex, which will be recoverable from TearLab through an amortized cost component in the price for the product charged to TearLab once the monthly card volumes reach 200,000 per month. The capex amounts are limited to an aggregate of $1.0 million AUD for the initial development and production phase (“Phase 1”) and anticipated to be in the vicinity of $3.0 million AUD for further investment of production capacity (“Phase 2”). In addition, TearLab will be responsible for the payment or reimbursement of all non-recurrent expenditure and tooling, limited to $1.2 million AUD for Phase 1 and estimated at $2.0 million AUD for Phase 2. In December 2018, the Company made an initial capex investment of $317 for a machine that was placed into fixed assets and is being amortized over a 15-year period. The Company has a corresponding $119 of long-term third-party payable for capex to be amortized through the card cost component for the six months ended June 30, 2019.

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

We initiated a patent infringement lawsuit against i-Med Pharma, Inc. in February 2016 alleging infringement of our Canadian patent. In February 2018, the Federal Court of Canada issued a ruling in favor of i-Med Pharma, Inc. which invalidated specific claims in our Canadian patent which were alleged to be infringed. We are appealed this ruling to the Canadian Federal Appellate Court. As part of the ruling, the Federal Court ruling awarded costs to i-Med Pharma, Inc., for $0.5 million. The final $0.2 million was paid in April 2018. In June 2019 the Canadian Federal Appellate Court dismissed the appeal.

9. RELATED PARTY

The Company has an agreement with its Chief Scientific Officer whereas if the Company enters into an agreement with UCSD to reduce the overall royalty rate the Company shall pay to its Chief Scientific Officer a royalty on net sales equal to one and a half percent of the percent change in the UCSD royalty rate. The restated UCSD patent license and royalty agreement (see Note 8) resulted in a royalty due at a rate of 0.68%. Related party royalty expense was $77 and $178 as of June 30, 2019 and 2018, respectively. The Company had $77 and $40 in accrued royalties at June 30, 2019 and December 31, 2018, respectively for the related party.

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

In May 2018, the TearLab DiscoveryTM System received CE mark approval, clearing the way for sales in the European Union and all countries recognizing the CE mark.

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

TearLab Corporation

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change

TearLab revenue	$5,851	$6,413	$(562)	$11,534	$12,859	$(1,325)
TearLab – cost of sales	2,162	2,620	(458)	4,245	4,743	(498)
TearLab gross profit	3,689	3,793	(104)	7,289	8,116	(827)
Gross profit percentage	63%	59%		63%	63%

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

TearLab revenue for the three months ended June 30, 2019 was $5.9 million compared to $6.4 million for the three months ended June 30, 2018. TearLab revenue for the six months ended June 30, 2019 was $11.5 million compared to $12.9 million for the six months ended June 30, 2018. This decrease was driven by the decrease in both reader revenue and test card revenue compared to the first two quarters of 2018.

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

TearLab cost of sales decreased 17% for the three months ended June 30, 2019 compared to June 30, 2018. Cost of sales decreased 11% for the six months ended June 30, 2019 compared to June 30, 2018. The decrease was driven by reduced warranty costs, lower depreciation as our systems become fully amortized, a credit from one of our suppliers for inventory damaged in transit as well as lower royalty from lower revenue volume.

Gross Profit

TearLab gross profit for the three months ended June 30, 2019 was $3.7 million compared to the $3.8 million for the three months ended June 30, 2018. The gross profit percentage of revenue for the three months ended June 30, 2019 was 63% compared to 59% for the three months ended June 30, 2018. Excluding the impact of the Q2 2018 $0.2 million related party royalty true up in connection with the restated patent license and royalty agreement with the University of California San Diego (“UCSD”),(see Note 8), gross profit for the three months ended June 30, 3018 would have been 62%.

TearLab gross profit for the six months ended June 30, 2019 was $7.3 million compared to the $8.1 million for the six months ended June 30, 2018. The gross profit percentage of revenue for the six months ended June 30, 2019 and June 30, 2018 were 63%, respectively. Excluding the 2017 impact of the restated patent license and royalty agreement with UCSD of $0.3 million and the second quarter of 2018 $0.2 million related party royalty true-up, 2018 gross profit percentage would have been 61% for the six months ended June 30, 2018. Additionally, the change in gross profit was driven by lower depreciation as our systems become fully amortized.

Operating Expenses

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change

Sales and marketing	$995	$959	$36	$1,870	$1,978	$(108)
Clinical, regulatory and research and development	1,007	996	11	1,881	2,038	(157)
General and administrative	1,455	1,340	115	3,299	3,385	(86)

Operating expenses	$3,457	$3,295	$162	$7,050	$7,401	$(351)

Sales and Marketing Expense

Sales and marketing expenses increased by $0.04 million or 3.8% in the three months ended June 30, 2019, as compared with the three months ended June 30, 2018. This increase in sales and marketing expenses is attributable to the increase in marketing activity.

Sales and marketing expenses decreased by $0.1 million or 5.5% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This reduction in sales and marketing expenses is attributable to both reduced commission payouts and reduced bad debt expense due to strong collections.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased 1% in the three months ended June 30, 2019 as compared with the three months ended June 30, 2018. The increase was primarily due to an increase in the product development costs of the TearLab Discovery™ platform, which we expect to continue for the remainder of the year.

Total clinical, regulatory and research and development expenses decreased $0.2 million or 7.7% during the six months ended June 30, 2019 as compared with the six months ended June 30, 2018. The decrease was primarily due to the lower development costs of the TearLab DiscoveryTM Platform during the first quarter of 2019.

General and Administrative Expenses

Total general and administrative expenses increased $0.1 million or 8.6% in the three months ended June 30, 2019 as compared with the three months ended June 30, 2018. The increase was due to tax related costs.

Total general and administrative expenses decreased 2.5% during the six months ended June 30, 2019 as compared with the six months ended June 30, 2018. The decrease was primarily due to the impact of our December 2017 business model that is aimed at reducing costs.

TearLab Corporation

Other Income (Expense)

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change

Interest income (expense)	$(1,405)	$(1,149)	$(256)	$(2,755)	$(2,254)	$(501)
Other, net	(1)	(10)	9	3	(5)	8
Other income (expense)	$(1,406)	$(1,159)	$(247)	$(2,752)	$(2,259)	$(493)

Interest Income (Expense)

Interest expense for the three and six months ended June 30, 2019 and 2018 was from our long-term debt under the Term Loan Agreement, which was most recently amended on November 12, 2018. Interest expense increased $0.3 million and $0.5 million for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. Interest expense increased based on larger average balances of long-term debt outstanding.

Other (net)

Other income (loss) for the three and six months ended June 30, 2019 and 2018 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

TearLab Corporation

Liquidity and Capital Resources

(in thousands)	June 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$9,173	$8,473	$700
Percentage of total assets	57.6%	58.4%

Working capital	$(6,697)	$9,279	$(15,976)

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

As part of Amendment No. 2 to the Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants have a five-year life and are classified as equity on the Consolidated Balance Sheets as of June 30, 2019 and 2018. The 2015 CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. On April 7, 2016, the Company entered into Amendment No. 4 to the Term Loan Agreement and the Company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at 15.00 per share (the “2016 CRG Warrants” and together with the 2015 CRG Warrants, the “CRG Warrants”), which expire 5 years after issuance.

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

On November 12, 2018 the Company entered into Amendment No. 7 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment extends the “Interest-Only Period” under the Term Loan Agreement from the sixteenth (16th) payment date to the twentieth (20th) payment date following the first borrowing date, which has the effect of pushing out the principal payments to 2020. In addition, the cash interest payments under the Term Loan Agreement for periods ending on March 31, 2019 and June 30, 2019 will be deferred and added to the principal balance under the Term Loan Agreement at the end of each such quarter. Additionally, if the Federal Drug Administration (“FDA”) had received and accepted our application for review of our DiscoveryTM Platform on or before June 30, 2019 the Company would have been entitled to pay the interest on the outstanding principal amount of the loans under the Term Loan Agreement payable during the quarter ended September 30, 2019 entirely in the form of a PIK Loan. The Company did not file an updated 510K with the FDA prior to June 30, 2019 and expects it will be required to make an interest payment at the end of the third quarter of 2019. Finally, the Amendment reduced the minimum required revenue for 2018 under the Term Loan Agreement from $25 million to $24 million.

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

Changes in Cash Flows

Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2019 was $0.7 million. Net cash provided by operating activities during the six-month period was more than our net loss of $2.5 million primarily due to the depreciation of fixed assets, stock-based compensation expense and deferred interest and the amortization of the discount on our long-term debt. In aggregate, these non-cash items totaled $3.3 million.

TearLab Corporation

The net change in working capital and non-current asset balances related to operations for the six months ended June 30, 2019 and 2018 consists of the following:

	Six Months Ended
(in thousands)	June 30,
	2019	2018
Changes in operating assets and liabilities:

Accounts receivable, net	$63	$263
Inventory	(845)	143
Prepaid expenses and other assets	335	243
Other non-current assets	-	(80)
Accounts payable	744	(1,261)
Accrued liabilities	(279)	(552)
Deferred rent/revenue	(11)	(21)
	$7	$(1,265)

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Inventory levels of test cards on hand increased in the six months ended June 30, 2019 due to lower sales volumes and an overall effort to manage inventory levels;

●	Accounts payable had a net increase during the six months ended June 30, 2019, mostly due to invoices received for professional services and an increase in work performed relating to both marketing and the development of our next generation of product; and

●	Accrued liabilities had a net decrease during the six months ended June 30, 2019, primarily due to lower royalties expected based on the decline in sales. In addition, there were some residual restructuring costs accrued during this period in 2018.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $0.04 million and $0.1 million, respectively, to acquire fixed assets.

Cash Provided by Financing Activities

There was zero in net cash provided by financing activities during the six months ended June 30, 2019. For the six months ended June 30, 2018, $1.0 million was used to reduce the principal of the CRG loan.

Off-Balance-Sheet Arrangements

As of June 30, 2019, we did not have any material off-balance-sheet arrangements as defined in Item 303(1)(4)(ii) of SEC Regulation S-K.

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

There were no significant changes during the six months ended June 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 included in Item 1.

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

TearLab Corporation

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at June 30, 2019 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

During the second quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We initiated a patent infringement lawsuit against i-Med Pharma, Inc. in February 2016 alleging infringement of our Canadian patent. In February 2018, the Federal Court of Canada issued a ruling in favor of i-Med Pharma, Inc. which invalidated specific claims in our Canadian patent which were alleged to be infringed. We appealed this ruling to the Canadian Federal Appellate Court. As part of the ruling, the Federal Court ruling awarded costs to i-Med Pharma, Inc., for $0.5 million. The final $0.2 million was paid in April 2018. In June 2019, the Canadian Federal Appellate Court dismissed the appeal.

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

We have incurred losses in each year since our inception. As of June 30, 2019, we had an accumulated deficit of $533.6 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets or receive approval to commercialize our next generation TearLab DiscoveryTM Platform on a scale that will allow us to achieve and sustain profitability. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

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

Borrowings under the Term Loan Agreement are subject to certain conditions, including the non-occurrence of a material adverse change in our business or operations (financial or otherwise), or a material impairment of the prospect of repayment of obligations. We do not currently have any available borrowing under the Term Loan Agreement.

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

The TearLab® Osmolarity System is currently our only commercialized product in the United States. Our product is currently sold outside of the United States pursuant to CE mark approval; in Canada pursuant to a Health Canada Medical Device License; and in the United States as a result of having received 510(k) approval from the FDA to market the TearLab® Osmolarity System to those reference and physician operated laboratories with CLIA waiver certifications. Even though the TearLab® Osmolarity System has received all regulatory approvals in the United States, it may never generate sufficient sales to achieve profitability. If the TearLab® Osmolarity System is not as successfully commercialized as expected, we may not be able to generate sufficient revenue to become profitable or continue our operations. Any failure of the TearLab® Osmolarity System to be successfully commercialized in the United States would have a material adverse effect on our business, operating results, financial condition and cash flows and could result in a substantial decline in the price of our common stock.

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

As of June 30, 2019, our total liabilities were $39.1 million including $18.3 million of long-term obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our liabilities present the following risks:

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

Because our common stock is traded on an over the counter quotation system, an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock.

Our common stock falls within the definition of a “penny stock” as defined in the Securities Exchange Act of 1934, or the Exchange Act, and is covered by Rule 15g-9 of the Exchange Act. Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9 will affect the ability or willingness of broker-dealers to sell our securities, and accordingly will affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

TearLab Corp.
(Registrant)

Date: August 9, 2019	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

