Form 10-Q
period 2019-09-30
TearLab Corp
filed 2019-11-08
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-51030

TearLab Corporation

(Exact name of registrant as

specified in its charter)

Delaware	59 343 4771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 La Terraza Blvd., Suite 101 Escondido, California	92025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 455-6006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,560,635 as of November 1, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “pursue,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our ability to continue as a going concern;
●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;
●	Our future strategy, structure, and business prospects and the ability to identify and execute any strategic alternatives;
●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner while our common stock is traded on the OTCQB market;
●	The planned continued commercialization of our current product;
●	Our ability to expand into next generation products, including our expectations regarding the resubmission of our 510(k) application and the timeline for commencing commercial sales of the TearLab Discovery TM Platform;
●	Our ability to meet the financial covenants under our credit facilities;
●	Use of cash, cash needs and ability to raise capital;
●	The size and growth of the potential markets for our product and technology;
●	The effect of our strategy to streamline our organization and lower our costs, including the impact of our new business model adopted in December 2017;
●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
●	Our anticipated expansion of United States and international sales and operations;
●	Our ability to obtain and protect our intellectual property and proprietary rights;
●	The results of our clinical trials;
●	Our ability to maintain reimbursement for our product and support our pricing strategies;
●	Our ability to execute our marketing strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals given our reduced commercial resources;
●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;
●	Our beliefs about our employee relations;
●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals; and
●	The impact of our common stock being traded on the OTCQB.

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

TearLab Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of U.S. dollars except number of shares)

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current assets
Cash	$9,354	$8,473
Accounts receivable, net	978	1,186
Inventory	2,902	1,987
Prepaid expenses and other current assets	351	690
Total current assets	13,585	12,336

Fixed assets, net	1,534	2,024
Intangible assets, net	2	2
Right of use assets	678	-
Other non-current assets	120	151
Total assets	$15,919	$14,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,423	$681
Accrued liabilities	2,336	2,363
Deferred revenue/rent	3	13
Current portion of long-term debt	25,550	-
Current portion of lease liability	221	-
Total current liabilities	29,533	3,057

Long-term debt, net of current portion	10,668	32,014
Long-term lease liability, net of current portion	468	-
Long-term third party payable	124	111
Total liabilities	40,793	35,182

Commitments and contingencies (Note 8)

Stockholders’ deficit
Capital stock
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 and 556 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 12,560,635 and 11,296,998 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	13	11
Additional paid-in capital	510,436	510,380
Accumulated deficit	(535,323)	(531,060)
Total stockholders’ deficit	(24,874)	(20,669)
Total liabilities and stockholders’ deficit	$15,919	$14,513

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Three months ended
	September 30,
	2019	2018

Revenue
Product sales	$4,939	$5,424
Reader equipment rentals	689	728
Total revenue	5,628	6,152
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	1,994	2,161
Cost of goods sold - reader equipment depreciation	95	222
Gross profit	3,539	3,769
Operating expenses
Sales and marketing	894	759
Clinical, regulatory and research & development	1,042	728
General and administrative	1,905	1,284
Total operating expenses	3,841	2,771
(Loss) income from operations	(302)	998
Other income (expense)
Interest expense	(1,455)	(1,193)
Other, net	7	-
Total other income (expense)	(1,448)	(1,193)
Net loss and comprehensive loss	$(1,750)	$(195)
Weighted average shares outstanding - basic and fully diluted	12,544,651	11,005,789
Net loss per share	$(0.14)	$(0.02)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Nine months ended
	September 30,
	2019	2018

Revenue
Product sales	$15,093	$16,878
Reader equipment rentals	2,069	2,133
Total revenue	17,162	19,011
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	5,964	6,351
Cost of goods sold - reader equipment depreciation	369	775
Gross profit	10,829	11,885
Operating expenses
Sales and marketing	2,763	2,738
Clinical, regulatory and research & development	2,923	2,766
General and administrative	5,206	4,668
Total operating expenses	10,892	10,172
(Loss) income from operations	(63)	1,713
Other income (expense)
Interest expense	(4,210)	(3,447)
Other, net	9	(5)
Total other income (expense)	(4,201)	(3,452)
Net loss and comprehensive loss	$(4,264)	$(1,739)
Weighted average shares outstanding - basic and fully diluted	12,050,269	10,385,828
Net loss per share	$(0.35)	$(0.17)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(expressed in thousands of U.S. dollars except number of shares)

(Unaudited)

	Common stock		Series A Convertible Preferred stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2019	11,296,998	$11	556	$-	$510,380	$(531,060)	$(20,669)
Series A Convertible Preferred stock converted to common	400,000	1	(176)	-	-	-	1
Stock-based compensation	-	-	-	-	31	-	31
Net loss and comprehensive loss	-	-	-	-	-	(1,339)	(1,339)
Balance, March 31, 2019	11,696,998	$12	380	$-	$510,411	$(532,399)	$(21,976)
Series A Convertible Preferred stock converted to common	500,000	-	(220)	-	(1)	-	(1)
Stock-based compensation	-	-	-	-	19	-	19
Net loss and comprehensive loss	-	-	-	-	-	(1,174)	(1,174)
Balance, June 30, 2019	12,196,998	$12	160	$-	$510,429	$(533,573)	$(23,132)
Series A Convertible Preferred stock converted to common	363,637	1	(160)	-	-	-	1
Stock-based compensation	-	-	-	-	7	-	7
Net loss and comprehensive loss	-	-	-	-	-	(1,750)	(1,750)
Balance, September 30, 2019	12,560,635	$13	-	$-	$510,436	$(535,323)	$(24,874)

	Common stock		Series A Convertible Preferred stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2018	7,986,998	$8	2,012	$-	$510,235	$(528,809)	$(18,566)
Series A Convertible Preferred stock converted to common	2,452,000	2	(1,078)	-	(2)	-	-
Stock-based compensation	-	-	-	-	8	-	8
Common Stock Warrants issued	-	-	-	-	(3)		(3)
Net loss and comprehensive loss	-	-	-	-	-	(883)	(883)
Balance, March 31, 2018	10,438,998	$10	934	$-	$510,238	$(529,692)	$(19,444)
Series A Convertible Preferred stock converted to common	358,000	1	(158)	-	-	-	1
Stock-based compensation	-	-	-	-	72	-	72
Net loss and comprehensive loss	-	-	-	-	-	(661)	(661)
Balance, June 30, 2018	10,796,998	$11	776	$-	$510,310	$(530,353)	$(20,032)
Series A Convertible Preferred stock converted to common	500,000	-	(220)	-	(1)	1	-
Stock-based compensation	-	-	-	-	37	-	37
Net loss and comprehensive loss	-	-	-	-	-	(195)	(195)
Balance, September 30, 2018	11,296,998	$11	556	$-	$510,346	$(530,547)	$(20,190)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of U.S. dollars)

(Unaudited)

	Nine months ended
	September 30,
	2019	2018

OPERATING ACTIVITIES
Net loss for the period	$(4,264)	$(1,739)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation	57	117
Depreciation of fixed assets	578	957
Amortization of intangible assets	-	8
Deferred interest on long-term debt	3,163	2,799
Amortization of debt discount	1,055	655
Loss on disposal of equipment	38	16
Changes in operating assets and liabilities:
Accounts receivable, net	208	217
Inventory	(915)	245
Prepaid expenses and other assets	339	293
Other non-current assets	31	(50)
Accounts payable	742	(666)
Accrued liabilities	(26)	(730)
Deferred rent/revenue	1	(25)
Cash provided by operating activities	1,007	2,097

INVESTING ACTIVITIES
Additions to fixed assets	(126)	(129)
Cash used in investing activities	(126)	(129)

FINANCING ACTIVITIES
Payment on term loan	-	(1,000)
Cash used in financing activities	-	(1,000)

Increase in cash during the period	881	968
Cash, beginning of period	8,473	7,272
Cash, end of period	$9,354	$8,240

Supplemental cash flow information
Right-of-use assets acquired through operating leases	$865	$-
Cash paid for operating leases	$251	$-

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of U.S. dollars except as otherwise stated)

(Unaudited)

1. BASIS OF PRESENTATION

Nature of Operations

TearLab Corporation (“TearLab” or the “Company”), a Delaware corporation, is an ophthalmic device company that is commercializing a proprietary in-vitro diagnostic tear testing platform, the TearLab® Osmolarity System to test for dry eye disease, or DED, which enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care.

The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained substantial losses of $4,264 and $1,739 for the nine months ended September 30, 2019 and 2018, respectively. Based on the Company’s expected rate of cash consumption in the last quarter of 2019, the Company estimates it will need additional capital in the first quarter of 2020 and its prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. However, the Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, the Company anticipates that it will be unable to continue operations through the end of the first quarter of 2020 without violating an existing covenant on the Term Loan Agreement, including the inability to make our debt payment due within twelve months (see Note 5) and failing to meet our existing minimum revenue covenant. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustment relating to recoverability or classification of recorded assets and classification of recorded liabilities.

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

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services which includes estimates of variable consideration that results from returns, rebates or test card replacements. The Company records allowances for returns and rebates and reports revenue net of such amounts which was $33 and $27 for the three months ended September 30, 2019 and 2018, respectively and $88 and $34 for the nine months ended September 30, 2019 and 2018, respectively. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms are typically upon shipment or net 30.

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

Amounts billed to customers for shipping and handling of a sales transaction are included as revenue. The Company recognized revenue from shipping and handling of $30 and $35 for the three months ended September 30, 2019 and 2018, respectively. The Company recognized revenue from shipping and handling of $99 and $113 for the nine months ended September 30, 2019 and 2018, respectively.

TearLab Corporation

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Product Sales	$4,939	$5,424	$15,093	$16,878
Reader Equipment Rentals	689	728	2,069	2,133
	$5,628	$6,152	$17,162	$19,011

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

Return Reserve

Although the Company has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenue at the time of shipment based on historical experience. The reserve of $4 and $6 as of September 30, 2019 and December 31, 2018, respectively, has been recorded as a reduction of revenue and is included in accounts receivable.

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

Leases

On January 1, 2019, the Company adopted the Financial Accounting Standards Board (‘FASB’) Accounting Standards Update (‘ASU’) 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which the Company elected. Lease arrangements are determined at the inception of the contract with and included in right-of-use (“ROU”) assets and long-term lease liabilities on the consolidated balance sheets. The adoption of ASC 842 had an immaterial impact on our Condensed Consolidated Statement of Operations and Comprehensive Loss and Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2019. Additionally, the Company has elected the package practical expedient with respect to lease definition, classification and direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Additional information and disclosures required by the new standard are contained in Note 8.

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

TearLab Corporation

3. BALANCE SHEET DETAILS

Accounts receivable

	September 30, 2019	December 31, 2018

Trade receivables	$1,045	$1,324
Allowance for doubtful accounts	(67)	(138)
	$978	$1,186

Inventory

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis and consists of finished goods.

	September 30, 2019	December 31, 2018

Finished goods	$2,902	$1,987
Inventory reserves	-	-
	$2,902	$1,987

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

Prepaid expenses and other current assets

	September 30, 2019	December 31, 2018
Prepaid trade shows	$20	$18
Prepaid insurance	113	322
Manufacturing deposits	111	111
Subscriptions	86	140
Other fees and services	20	98
Other current assets	1	1
	$351	$690

TearLab Corporation

Fixed assets

	September 30, 2019	December 31, 2018
Capitalized TearLab equipment	$6,674	$6,922
Manufacturing equipment	317	317
Leasehold improvements	13	13
Computer equipment and software	308	846
Furniture and office equipment	368	368
Medical equipment	1,429	1,366
	$9,109	$9,832
Less accumulated depreciation	(7,575)	(7,808)
	$1,534	$2,024

Depreciation expense was $166 and $278 during the three months ended September 30, 2019 and 2018, respectively. Depreciation expense was $578 and $957 during the nine months ended September 30, 2019 and 2018, respectively.

Accrued liabilities

	September 30, 2019	December 31, 2018
Due to professionals	$51	$17
Due to employees and directors	1,166	1,289
Sales and use tax liabilities	270	257
Royalty liability	356	290
Warranty	44	74
Other	449	436
	$2,336	$2,363

TearLab Corporation

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc., a wholly-owned subsidiary of the Company. The TearLab Technology, which consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company. Amortization expense for the three months ended September 30, 2019 and 2018 was $0.1 and $2, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was $0.2 and $8, respectively.

Intangible assets subject to amortization consist of the following:

	Remaining Useful Life	Gross Value at	Accumulated	Net Book Value at
	(Years)	September 30, 2019	Amortization	September 30, 2019

TearLab® technology	0	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(269)	2
Prescriber list	0	90	(90)	-
Total		$12,533	$(12,531)	$2

	Gross Value at	Accumulated	Net Book Value at
	December 31, 2018	Amortization	December 31, 2018

TearLab® technology	$12,172	$(12,172)	$-
Patents and trademarks	271	(269)	2
Prescriber list	90	(90)	-
Total	$12,533	$(12,531)	$2

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

As part of Amendment No. 2 to the Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants have a five-year life and are classified as equity on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. The 2015 CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. On April 7, 2016, the Company entered into Amendment No. 4 to the Term Loan Agreement and the company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at $15.00 per share (the “2016 CRG Warrants” and together with the 2015 CRG Warrants, the “CRG Warrants”), which expire 5 years after issuance.

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

On November 12, 2018 the Company entered into Amendment No. 7 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment extended the “Interest-Only Period” under the Term Loan Agreement from the sixteenth (16th) payment date to the twentieth (20th) payment date following the first borrowing date, which has the effect of pushing out the principal payments to 2020. In addition, the cash interest payments under the Term Loan Agreement for periods ending on March 31, 2019 and June 30, 2019 were deferred and added to the principal balance under the Term Loan Agreement at the end of each such quarter. The Company evaluated the amendment and it was accounted for as a modification in accordance with GAAP, with no incremental expense incurred. Additionally, if the Federal Drug Administration (“FDA”) had received and accepted the Company’s application for review of the Company’s DiscoveryTM Platform on or before June 30, 2019 the Company would have been entitled to pay the interest on the outstanding principal amount of the loans under the Term Loan Agreement payable during the quarter ended September 30, 2019 entirely in the form of a PIK Loan. Finally, the Amendment reduced the minimum required revenue for 2018 under the Term Loan Agreement from $25 million to $24 million.

On October 4, 2019 with an effective date of September 30, 2019 the Company entered into Amendment No. 8 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment deferred the cash interest payment for September 30, 2019 and added it to the principal balance under the Term Loan Agreement.

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

At September 30, 2019, the Company was in compliance with all of the covenants, however based on current revenue projections the Company does not expect to meet the minimum revenue covenant as of December 31, 2019.

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

The following is a summary of the Term Loan Agreement as of September 30, 2019 and related maturities of outstanding principal:

Principal balance outstanding	$24,000
PIK interest	10,067
Facility fee	2,338
less discount on term loan:
deferred financing fees, net	(79)
detachable warrants, net	(108)
$36,218
Less: current portion of Term loan	(25,550)
Total Term Loan	$10,668

TearLab Corporation

Principal due for each of the next two years:

2019	$-
2020	36,405
Total principal due	36,405
Less: discount on term loan	(187)
Total term loan	$36,218

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

As of September 30, 2019, all shares of Series A Preferred Stock have been converted into 4,804,545 shares of common stock.

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

The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Sales and marketing	$1	$9	$4	$49
Clinical, regulatory and research and development	-	5	9	21
General and administrative	6	23	44	47
Stock-based compensation expense before income taxes	$7	$37	$57	$117

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

(e) Warrants

On October 8, 2015, as part of Amendment No. 2 to the Term Loan Agreement and funding of the $10,000 tranche, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants are exercisable any time prior to October 8, 2020. The 2015 CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. The 2015 CRG Warrants were valued at $290 upon issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the nine months ended September 30, 2019 or 2018.

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

On December 8, 2017, the Company issued Series A Warrants to purchase 6,818,181 shares of common stock for $0.44 per share and Series B Warrants to purchase 6,818,181 shares of common stock for $0.44 per share in conjunction with shares of common stock and Series A Convertible Preferred stock issued on that same date. The Series A Warrants were exercisable immediately and expire 5 years after the issuance date. Fair Value of the Series A Warrants, for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk free interest rate of 2.14% and a 0% dividend yield and are classified as equity on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. The Series B Warrants were exercisable immediately and expired 6 months after the issuance date. Fair value of the Series B Warrants for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming a volatility of 158.6%, an expected life of 6 months, a risk free rate of 1.45% and a 0% dividend yield and are classified as equity on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. All Series B Warrants expired on June 7, 2018 with no warrants exercised. In addition, we granted the placement agent compensation warrants to purchase 477,273 shares of common stock at $0.55 per share. The compensation warrants are in the same form as Series A Warrants, excluding the exercise price, and will terminate on the five-year anniversary date. The placement agent warrants are classified as equity on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

In connection with the December 2017 offering the Company issued CRG warrants to purchase 83,240 shares of common stock at an exercise price of $1.50 (“2017 CRG Warrants”) as a result of triggering the anti-dilution clause of the debt amendment (see Note 5). The anti-dilution clause is considered down-round protection, however the Company early adopted ASU 2017-11 and therefore the down-round feature is excluded from the consideration of whether the warrants are indexed to the Company’s own stock and therefore the warrants are not required to be liabilities under the guidance. The 2017 CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 and were valued at $30 upon issuance using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk-free interest rate of 2.14% and 0% dividend yield. On April 4, 2018, in connection with Amendment No. 6 to the Term Loan Agreement, the strike price of all existing CRG warrants was reduced to $0.44 per share (see Note 5). The modification to the terms of the CRG Warrants and the 2017 CRG Warrants resulted in a change in fair value of $10 which was included as interest expense.

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

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

(in thousands of shares)	As of September 30,
	2019	2018
Stock options	788	1,018
Warrants	8,702	8,702
Convertible preferred shares	-	1

Total	9,490	9,721

8. COMMITMENTS AND CONTINGENCIES

Leases

Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company has commitments relating to operating leases recognized on a straight-line basis over the term of the lease for rental of two office spaces and various equipment from unrelated parties. Our California office lease was signed May 1, 2018, with a commencement date of July 1, 2018, expires on November 30, 2023 and has an option for a 5-year extension and escalating payments. In July 2019, the Company entered into a fifth amendment to our Texas office lease to extend the term of the lease until June 30, 2020. In addition, the Company has vehicle leases expiring at various times through January 2021, and an equipment lease expiring in December 2021.

The adoption of ASC Topic 842 resulted in the Company recognizing right of use assets of $738 and a lease liability of $739 with the difference due the write-off of prior recorded deferred rent.

The components of lease costs were as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating lease costs	$88	$263
Short-term lease costs	-	-
Variable lease costs	-	-
	$88	$263

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

2019	$76
2020	275
2021	184
2022	164
2023	169
Total lease payments	868
Less: present value discount	(179)
Present value of lease liabilities	$689
Weighted average remaining lease term	3.5
Weighted average discount rate	13%

Commitments

On May 1, 2018 with an effective date of July 1, 2017 the Company entered into a Restated License Agreement (the “Agreement”) to its exclusive license agreement for the commercial development of the invention disclosed in UCSD Disclosure Docket No. SD2002-180 and titled “Volume Independent Tear Film Osmometer” (UCSD License Agreement #2003-03-0433), dated as of March 12, 2003, as amended by Amendment 1, dated as of June 9, 2003, Amendment 2, dated as of September 5, 2005, Amendment 3, dated as of July 7, 2006, Amendment 4, dated as of October 9, 2006, and Amendment 5, dated as of July 9, 2007, by and among the Company and The Regents of the University of California (collectively the “Existing License”) to amend certain terms related to royalties under the Agreement and treatment upon a change of control transaction. The Company is required to make royalty payments of anywhere from 3% to 4.25% based on quarterly net sales. Additionally, the Company is required to pay a royalty of 20% of any sublicense fees it receives. Should a change of control transaction occur during the term of the agreement the royalty rates would range anywhere from 3.5% to 4.75% based on quarterly net sales and the Company would have to make a milestone payment of $0.5 million. In addition, if the Company had not commenced commercial sales of the TearLab Discovery TM Platform on or before July 1, 2019 the Company would have been required to pay a milestone payment of 1.25% of cumulative net sales for the two-year period following the effective date of the amendment. The Company completed its first commercial sale of the TearLab Discovery TM Platform prior to the July 1, 2019 deadline.

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

Future minimum royalty payments under this agreement as of September 30, 2019 are as follows:

2020	35
2021	35
2022	35
2023	35
2024	35
Thereafter	210
Total	$385

On March 7, 2016, the Company, through its subsidiary, TearLab Research, Inc., entered into a supply and development agreement (“Supply Agreement”) with MiniFAB (Aust) Pty Ltd (“MiniFAB”). The agreement is an exclusive supply agreement through June 2021, for the purchase and delivery of individual osmolarity test cards with the freight costs borne by MiniFab. The Company has the benefit of a lower purchase price and certain savings from freight costs will remain in place throughout the agreement. The Supply Agreement requires, in any given 6 calendar months, the Company must place aggregate purchase orders equal to at least 50% of the orders forecasted for that 6-month period at its onset. The Supply Agreement can be extended by either party for a term of five years with the option for the Company to buyout the exclusive supply provision during any extended term. This Supply Agreement replaces the August 2011 agreement between MiniFAB and the Company. On August 9, 2018 the Company entered into an addendum to the 2016 Manufacturing and Supply and Development Agreement with MiniFab. The amendment fixes the price of the osmolarity test cards at their current price until the earlier of: the average monthly order volume of osmolarity cards on a rolling six month average falls below 20,000 cards; or the aggregate product volume in the calendar year commencing 12 months after the launch of the Discovery TM product is below 2.4 million cards; or the aggregate product volume in any calendar year after 24 months after the launch of the TearLab Discovery TM product is below 3.0 million cards at which point the Company and MiniFab will renegotiate pricing.

On August 9, 2018, the Company entered into a manufacturing, supply and development agreement (the “MiniFAB Agreement”) with MiniFAB. Pursuant to the terms of the MiniFAB Agreement, MiniFAB will manufacture and supply test cards for the Company’s next generation platform, the TearLab Discovery™ System. The MiniFAB Agreement is exclusive through the first term of 10 years and automatically renews for an additional term of 5 years unless either party cancels. TearLab will pay for 65% of the capital expenditures under the MiniFAB Agreement (“capex”) as incurred and MiniFAB will pay for the remaining 35% of capex, which will be recoverable from TearLab through an amortized cost component in the price for the product charged to TearLab once the monthly card volumes reach 200,000 per month. The capex amounts are limited to an aggregate of $1.0 million AUD for the initial development and production phase (“Phase 1”) and anticipated to be in the vicinity of $3.0 million AUD for further investment of production capacity (“Phase 2”). In addition, TearLab will be responsible for the payment or reimbursement of all non-recurrent expenditure and tooling, limited to $1.2 million AUD for Phase 1 and estimated at $2.0 million AUD for Phase 2. In December 2018, the Company made an initial capex investment of $317 for a machine that was placed into fixed assets and is being amortized over a 15-year period. The Company has a corresponding $124 of long-term third-party payable for capex to be amortized through the card cost component for the nine months ended September 30, 2019.

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

9. RELATED PARTY

The Company has an agreement with its Chief Scientific Officer whereas if the Company enters into an agreement with UCSD to reduce the overall royalty rate the Company shall pay to its Chief Scientific Officer a royalty on net sales equal to one and a half percent of the percent change in the UCSD royalty rate. The restated UCSD patent license and royalty agreement (see Note 8) resulted in a royalty due at a rate of 0.68%. Related party royalty expense was $115 and $219 as of September 30, 2019 and 2018, respectively. The Company had $155 and $40 in accrued royalties at September 30, 2019 and December 31, 2018, respectively for the related party.

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

TearLab Corporation

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change

TearLab revenue	$5,628	$6,152	$(524)	$17,162	$19,011	$(1,849)
TearLab – cost of sales	2,089	2,383	(294)	6,333	7,126	(793)
TearLab gross profit	3,539	3,769	(230)	10,829	11,885	(1,056)
Gross profit percentage	63%	61%		63%	63%

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

TearLab revenue for the three months ended September 30, 2019 was $5.6 million compared to $6.2 million for the three months ended September 30, 2018. TearLab revenue for the nine months ended September 30, 2019 was $17.2 million compared to $19.0 million for the nine months ended September 30, 2018. This decrease was driven by the decrease in both reader revenue and test card revenue compared to the first three quarters of 2018.

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

TearLab cost of sales decreased $0.3 million or 12% for the three months ended September 30, 2019 compared to September 30, 2018. Cost of sales decreased $0.8 million or 11% for the nine months ended September 30, 2019 compared to September 30, 2018. The decrease was driven by reduced warranty costs, lower depreciation as our systems become fully amortized, a credit from one of our suppliers for inventory damaged in transit as well as lower royalty from lower revenue volume.

Gross Profit

TearLab gross profit for the three months ended September 30, 2019 was $3.5 million compared to the $3.8 million for the three months ended September 30, 2018. The gross profit percentage of revenue for the three months ended September 30, 2019 was 63% compared to 61% for the three months ended September 30, 2018. The increase in gross profit is driven by lower warranty costs and lower depreciation as our system become fully depreciated.

TearLab gross profit for the nine months ended September 30, 2019 was $10.8 million compared to the $11.9 million for the nine months ended September 30, 2018. The gross profit percentage of revenue for the nine months ended September 30, 2019 and September 30, 2018 were 63%, respectively. Excluding the 2017 impact of the restated patent license and royalty agreement with UCSD of $0.3 million and the second quarter of 2018 $0.2 million related party royalty true-up, 2018 gross profit percentage would have been 62% for the nine months ended September 30, 2018. Additionally, the change in gross profit was driven by lower depreciation as our systems become fully amortized.

Operating Expenses

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change

Sales and marketing	$894	$759	$135	$2,763	$2,738	$25
Clinical, regulatory and research and development	1,042	728	314	2,923	2,766	157
General and administrative	1,905	1,284	621	5,206	4,668	538

Operating expenses	$3,841	$2,771	$1,070	$10,892	$10,172	$720

Sales and Marketing Expense

Sales and marketing expenses increased by $0.1 million or 18% in the three months ended September 30, 2019, as compared with the three months ended September 30, 2018. This increase in sales and marketing expenses is attributable to increased marketing activity to maintain our annuity revenue.

Sales and marketing expenses increased by $0.03 million or 1.0% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase in sales and marketing expenses is attributable to increased marketing activity to maintain our annuity revenue.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased $0.3 million or 43% in the three months ended September 30, 2019 as compared with the three months ended September 30, 2018. The increase was primarily due to an increase in the product development costs of the TearLab Discovery™ platform, which we expect to continue for the remainder of the year.

Total clinical, regulatory and research and development expenses increased $0.2 million or 6% during the nine months ended September 30, 2019 as compared with the nine months ended September 30, 2018. The increase was primarily due to the increase in product development costs of the TearLab Discovery™ platform.

General and Administrative Expenses

Total general and administrative expenses increased $0.6 million or 48% in the three months ended September 30, 2019 as compared with the three months ended September 30, 2018. The increase was primarily due to employee retention related payouts.

Total general and administrative expenses increased $0.5 million or 12% during the nine months ended September 30, 2019 as compared with the nine months ended September 30, 2018. The increase was primarily due to tax related costs and employee retention related payouts.

TearLab Corporation

Other Income (Expense)

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change

Interest income (expense)	$(1,455)	$(1,193)	$(262)	$(4,210)	$(3,447)	$(763)
Other, net	7	-	7	9	(5)	14
Other income (expense)	$(1,448)	$(1,193)	$(255)	$(4,201)	$(3,452)	$(749)

Interest Income (Expense)

Interest expense for the three and nine months ended September 30, 2019 and 2018 was from our long-term debt under the Term Loan Agreement, which was most recently amended on October 4, 2019. Interest expense increased $0.3 million and $0.8 million for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. Interest expense increased based on larger average balances of long-term debt outstanding.

Other (net)

Other income (loss) for the three and nine months ended September 30, 2019 and 2018 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated payments.

TearLab Corporation

Liquidity and Capital Resources

(in thousands)	September 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$9,354	$8,473	$881
Percentage of total assets	58.8%	58.4%

Working capital	$(15,948)	$9,279	$(25,227)

Financial Condition

In December 2017 TearLab raised $3 million in gross proceeds through a registered direct offering to support our operations and regulatory expenses. In addition, in April 2018, with an effective date of March 31, 2018, we renegotiated our Term Loan Agreement with CRG. This new agreement lowers the minimum liquidity requirement from an end of the day cash balance of $5 million to $3 million and it defers cash interest payments due in 2018. These changes were intended to allow our current funding to provide us with the time needed to gain our 510(k) approval for the Discovery™ Platform from the FDA as the Discovery™ Platform is critical to our success moving forward. In November 2018, with amendment No. 6 CRG further extended our “Interest-only period,” which has the effect of pushing out the principal payments to 2020. In October 2019, with Amendment No. 8 CRG deferred our interest payment for the period ending on September 30, 2019 and added it to the principal balance under the loan. Based on our current rate of cash consumption in addition to our projections, we estimate we will need additional capital in the first quarter of 2020. Our prospects for obtaining that capital are uncertain. Due to the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

TearLab Corporation

Indebtedness

On March 4, 2015, the Company executed a term loan agreement (the “Term Loan Agreement”) with CRG LP and certain of its affiliate funds (“CRG”) as lenders providing the Company with access of up to $35 million under the arrangement. The Company received $15 million in gross proceeds under the arrangement on March 4, 2015, and an additional $10 million on October 6, 2015. The Term Loan Agreement matures on December 31, 2020 and bears interest at 13% per annum, with quarterly payments of interest only for the first four years. While interest on the loan is accrued at 13% per annum, the Company may elect to make interest-only payments at 8.5% per annum. The unpaid interest of 4.5% is added to the principal of the loan and is subject to additional accrued interest (“PIK interest”). The accrued interest can be deferred and paid together with the principal in the fifth and sixth years.

As part of Amendment No. 2 to the Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants have a five-year life and are classified as equity on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. The 2015 CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. On April 7, 2016, the Company entered into Amendment No. 4 to the Term Loan Agreement and the Company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at $15.00 per share (the “2016 CRG Warrants” and together with the 2015 CRG Warrants, the “CRG Warrants”), which expire 5 years after issuance.

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

On November 12, 2018 the Company entered into Amendment No. 7 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment extends the “Interest-Only Period” under the Term Loan Agreement from the sixteenth (16th) payment date to the twentieth (20th) payment date following the first borrowing date, which has the effect of pushing out the principal payments to 2020. In addition, the cash interest payments under the Term Loan Agreement for periods ending on March 31, 2019 and June 30, 2019 were deferred and added to the principal balance under the Term Loan Agreement at the end of each such quarter. Additionally, if the Federal Drug Administration (“FDA”) had received and accepted our application for review of our Discovery TM Platform on or before June 30, 2019 the Company would have been entitled to pay the interest on the outstanding principal amount of the loans under the Term Loan Agreement payable during the quarter ended September 30, 2019 entirely in the form of a PIK Loan. Finally, the Amendment reduced the minimum required revenue for 2018 under the Term Loan Agreement from $25 million to $24 million.

On October 4, 2019 with an effective date of September 30, 2019 the Company entered into Amendment No. 8 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment deferred the cash interest payment for the period ending September 30, 2019 and added it to the principal balance under the Term Loan Agreement.

TearLab Corporation

The Term Loan Agreement is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. The minimum annual revenue threshold level required by the Term Loan Agreement is $38.0 million, and $45 million, respectively, for the calendar years 2019 and 2020. Based on current revenue projections the Company does not expect to meet the minimum revenue threshold as of December 31, 2019. The minimum cash balance required is $3.0 million, subject to certain conditions.

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

Changes in Cash Flows

Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2019 was $1.0 million. Net cash provided by operating activities during the nine-month period was more than our net loss of $4.3 million primarily due to the depreciation of fixed assets, stock-based compensation expense and deferred interest and the amortization of the discount on our long-term debt. In aggregate, these non-cash items totaled $4.9 million.

TearLab Corporation

The net change in working capital and non-current asset balances related to operations for the nine months ended September 30, 2019 and 2018 consists of the following:

	Nine Months Ended
(in thousands)	September 30,
	2019	2018
Changes in operating assets and liabilities:

Accounts receivable, net	$208	$217
Inventory	(915)	245
Prepaid expenses and other assets	339	293
Other non-current assets	31	(50)
Accounts payable	742	(666)
Accrued liabilities	(26)	(730)
Deferred rent/revenue	1	(25)
	$380	$(716)

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Inventory levels of test cards on hand increased in the nine months ended September 30, 2019 due to lower sales volumes and an overall effort to manage inventory levels;

●	Accounts payable had a net increase during the nine months ended September 30, 2019, mostly due to management of cash flow and spend as well as invoices received for professional services and an increase in work performed relating to both marketing and the development of our next generation of product; and

●	Prepaid expenses had a net decrease during the nine months ended September 30, 2019 due to timing of expenses and cash flow management at the end of fiscal year 2018.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $0.1 million, respectively to acquire fixed assets.

Cash Provided by Financing Activities

There was zero in net cash provided by financing activities during the nine months ended September 30, 2019. For the nine months ended September 30, 2018, $1.0 million was used to reduce the principal of the CRG loan.

Off-Balance-Sheet Arrangements

As of September 30, 2019, we did not have any material off-balance-sheet arrangements as defined in Item 303(1)(4)(ii) of SEC Regulation S-K.

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

There were no significant changes during the nine months ended September 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2019 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2019 included in Item 1.

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

TearLab Corporation

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at September 30, 2019 our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

During the third quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in each year since our inception. As of September 30, 2019, we had an accumulated deficit of $535.3 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets or receive approval to commercialize our next generation TearLab Discovery TM Platform on a scale that will allow us to achieve and sustain profitability. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

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

The CRG loan is collateralized by all our assets. Additionally, the Term Loan Agreement contains various affirmative and negative covenants agreed to by the Company. Among them, we must attain minimum annual revenue and minimum cash threshold levels. The minimum annual revenue threshold levels required by the Term Loan Agreement are $38.0 million and $45.0 million for calendar years 2019 and 2020, respectively. Based on current revenue projections the Company does not expect to meet the minimum revenue threshold as of December 31, 2019. The minimum cash balance required is $3.0 million, subject to certain conditions.

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

As of September 30, 2019, our total liabilities were $40.8 million including $36.2 million of obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our liabilities present the following risks:

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

TearLab Corporation

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference

10.1	Amendment to the Term Loan Agreement, dated as of March 4, 2015, as amended by the Omniubs Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, Amendment 3, Dated December 31,2 015, Amendment 4, dated April 7, 2016, Amendment 5, dated October 12, 2017, Amendment 6, dated April 4, 2018, Amendment 7, dated November 12, 2018 by and among TearLab Corporation, certain of its subsidiaries from time to time party hereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of October 4, 2019.

31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1+	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2+	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	SXBRL Taxonomy Extension Presentation

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

TearLab Corp.
(Registrant)

Date: November 8, 2019	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

