Form 10-K
period 2019-12-31
TearLab Corp
filed 2020-03-06
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 000-51030

TearLab Corp.

(Exact name of registrant as specified in its charter)

Delaware	59-3434771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 LaTerraza Blvd., Suite 101 Escondido, California	92025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 455-6006

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the OTCQB Venture Market was approximately $1.0 million. The Registrant has no non-voting common stock. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed to be affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 21, 2020, there were 12,560,635 shares of the Registrant’s common stock outstanding.

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

TEARLAB CORPORATION

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2019

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “hope”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our ability to continue as a going concern;

●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;

●	Our future strategy, structure, and business prospects and the ability to identify and execute any strategic alternatives;

●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner on the OTCQB market;

●	The planned continued commercialization of our current product;

●	Our ability to expand into next generation products, including our expectations regarding the resubmission of our 510(k) application and the timeline for commencing commercial sales of the TearLab DiscoveryTM Platform;

●	Our ability to meet the financial covenants under our credit facilities or cure any failure to satisfy such covenants, and/or the impact of our failure to meet or cure any breach of such covenants;

●	Use of cash, cash needs and ability to raise capital;

●	The size and growth of the potential markets for our product and technology;

●	The effect of our strategy to streamline our organization and lower our costs, including our business model adopted in December 2017;

●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;

●	Our anticipated expansion of United States and international sales and operations;

●	Our ability to obtain and protect our intellectual property and proprietary rights;

●	The results of our clinical trials;

●	Our ability to maintain reimbursement for our product and support our pricing strategies;

●	Our ability to execute our marketing strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals given our reduced commercial resources;

●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;

●	Our beliefs about our employee relations;

●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals; and

●	The impact of our common stock being traded on the OTCQB.

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

Our current product, the TearLab® Osmolarity System, enables the rapid measurement of tear osmolarity in the doctor’s office. Osmolarity is a quantitative and highly specific biomarker that has been shown to assist in the diagnosis and management of DED. Based on the Beaver Dam Offspring Study (2005-2008), prevalence of DED was 14.5% across an adult population aged 21-84, impacting 17.9% of women and 10.5% of men in the study. A study published in 2018 (Gupta et al.) found that 80% of patients presenting for cataract surgery exhibit one or more signs of ocular surface disease (OSD), and that 57% of patients had abnormal osmolarity readings. The innovation of the TearLab® Osmolarity System is its ability to precisely and rapidly measure osmolarity in nanoliter volumes of tear samples, using a highly efficient and novel tear collection system at the point of care. Historically, eye care researchers have relied on expensive instruments to perform tear biomarker analysis. In addition to their cost, these conventional systems are slow, highly variable in their measurement readings, and not categorized as waived by the United States Food and Drug Administration (the “FDA”), under regulations promulgated under the Clinical Laboratory Improvement Amendments, (“CLIA”).

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

On January 4, 2018, we announced that we had submitted a 510(k) application to the FDA for the potential clearance of the TearLab DiscoveryTM Platform. The submission covers Discovery and the MMP-9 biomarker. On February 14, 2018, we announced that the application had successfully passed the acceptance review phase with the FDA. On April 11, 2018 we announced that we received written feedback from the FDA, requesting that we provide additional information to establish correlation to the FDA-cleared predicate chosen to establish 510(k) substantial equivalence. On September 4, 2018, we submitted, and the FDA accepted, our response to the FDA’s comments regarding the 510(k) application for the Discovery Platform. On October 10, 2018, we announced that the FDA determined that the TearLab Discovery™ MMP-9 test, had not met the criteria for substantial equivalence based upon data and information we had submitted. We plan to utilize the guidance provided by the FDA to compile the additional information necessary to resubmit for 510(k) clearance. After securing FDA clearance, we intend to pursue a CLIA waiver in an effort to prepare for commercialization in the U.S. market.

Currently, the TearLab® Osmolarity System is commercialized in over 40 countries. In the United States, the TearLab® Osmolarity System is sold direct. In markets outside of the U.S., the TearLab® Osmolarity System is sold through distributors.

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

Discomfort and dryness are the most commonly reported symptoms of contact lens wear. These symptoms can lead to contact lens drop out if severe and/or persistent. In 2010, Contact Lens Spectrum reported that 16% of contact lens wearers permanently dropout of contact lens wear each year. In addition, there are approximately 600,000 LASIK procedures performed in the U.S. each year with up to 60% reporting dry eye symptoms 1 month post-LASIK.

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

The TearLab Discovery™ System, (“Discovery”) is our next generation of comprehensive in-vitro diagnostic testing platform and, if approved, will offer eye care professionals the ability to assess multiple biomarkers in human tears with a single nanoliter volume tear collection. On January 4, 2018, we announced that we had submitted a 510(k) application to the FDA for the potential clearance of Discovery. The submission covers Discovery and the MMP-9 biomarker. On February 14, 2018, we announced that the application had successfully passed the acceptance review phase with the FDA. On April 11, 2018 we announced that we received written feedback from the FDA, requesting that we provide additional information to establish correlation to the FDA-cleared predicate chosen to establish 510(k) substantial equivalence. On September 4, 2018, we submitted, and the FDA accepted, our response to the FDA’s comments regarding the 510(k) application for the Discovery Platform. On October 10, 2018, we announced that the FDA determined that the TearLab Discovery™ MMP-9 test, had not met the criteria for substantial equivalence based upon data and information we submitted. We plan to utilize the guidance provided by the FDA to compile the additional information necessary to resubmit for 510(k) clearance. After securing FDA clearance, we intend to pursue a CLIA waiver in an effort to prepare for commercialization in the U.S. market.

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

We intend to rely on know-how, continuing technological innovation and in-licensing opportunities to further develop our proprietary position. Our ability to obtain intellectual property protection for the TearLab® Osmolarity System, the TearLab DiscoveryTM System and related technology and processes, and our ability to operate without infringing on the intellectual property rights of others and to prevent others from infringing on our intellectual property rights, will have a substantial impact on our ability to succeed in our business. Although we intend to seek to protect our proprietary position by, among other methods, continuing to file patent applications, the patent position of companies like TearLab is generally uncertain and involves complex legal and factual questions. Our ability to maintain and solidify a proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any part of our patent applications will result in the issuance of any patents. Our issued patents, those that may be issued in the future or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop would-be competitors from marketing tests identical to the TearLab® Osmolarity System. Specific to the market in Canada, the Company initiated a patent infringement lawsuit against i-Med Pharma, Inc. in February of 2016 alleging infringement of the Company’s Canadian patent. In February 2018, the Federal Court of Canada issued a ruling in favor of i-Med Pharma, Inc. which invalidated specific claims in the Company’s Canadian patent which were alleged to be infringed. The Company appealed this ruling to the Canadian Federal Appellate Court. As part of the ruling, the Federal Court ruling awarded costs to i-Med Pharma, Inc., for $0.5 million. The final $0.2 million was paid in April 2018. In June 2019 the Canadian Federal Appellate Court dismissed the appeal.

In addition to patent protection, we have registered the TearLab trademark in the United States, the European Union, Korea, Mexico, Argentina, Columbia, India, Norway, Brazil, Australia, Canada, China and Turkey.

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

Clinical, Regulatory, Research and Development Expenditure

Our clinical, regulatory, research and development expense was $3.8 and $3.6 million for the years ended December 31, 2019 and 2018, respectively.

Employees

On December 31, 2019, we had 39 full-time employees and 1 part-time employee. None of our employees are covered by a collective bargaining agreement.

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

ITEM 1A. RISK FACTORS

Risks Relating to Our Financial Condition

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit facility with CRG. We did not satisfy our minimum revenue covenant, as required by the CRG term loan, for 2019. Because our annual sales revenue levels did not meet or exceed the levels required by the CRG covenant, we are required to raise additional equity or subordinated debt, with the proceeds paid to reduce the outstanding principal of the CRG term loan. Such financing may not be available to us on reasonable terms, or at all, and any such financing could dilute existing shareholders and impact the value of their investment.

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

The Company is currently not in compliance with the 2019 revenue covenant and we will have to raise subordinated debt or equity, which we refer to as the CRG Equity Cure, equal to twice the difference between the annual 2019 revenue of $22.7 million and the 2019 revenue covenant of $38.0 million, or a total of $30.7 million, with the total proceeds from such financing to be used to reduce the principal of the Term Loan Agreement in accordance with the term loan agreement. We have 90 days to achieve this “Cure” unless a covenant waiver is given or the Term Loan Agreement is amended. In the event we cannot complete the CRG Equity Cure, the Company will remain in default of the Term Loan Agreement. In the event of a default, the lender has the option or right to require the Company to repay the current outstanding amount of $36.6 million earlier than anticipated, and if the Company cannot, the lender has the option to invoke the foreclosure on their security interest in our assets and all obligations will become due and payable immediately. We cannot assure you that we will be able to raise the financing for the CRG Equity Cure and to date, have not secured requisite financing in order to do so. We continue to explore financing strategies and alternative transactions or a restructuring of the Term Loan Agreement. In addition, even if we are able to satisfy the to achieve the CRG Equity Cure or otherwise satisfy the requirements of the Term Loan Agreement with respect to the 2019 revenue covenant, we cannot assure you that we will satisfy current or future revenue covenants and if we fail to do so we could face similar adverse effects.

In addition to the risks associated with the revenue covenant as set forth above and even if we are able to achieve the CRG Equity Cure related to the 2019 revenue covenant, our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, facility fee, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations.

Borrowings under the Term Loan Agreement are subject to certain conditions, including the non-occurrence of a material adverse change in our business or operations (financial or otherwise), or a material impairment of the prospect of repayment of obligations.

We will need to raise additional capital in the future. Such capital, may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into or exercisable or exchangeable for our common stock, our existing stockholders would experience further dilution.

Other than the need to raise financing to achieve the CRG Equity Cure as set forth above, based on a revised operating model that we implemented in December 2017, we expect that we will need to raise additional capital prior to the end of the first quarter of 2020 in order to fund our debt obligations. This estimate is subject to risk based primarily on our continued success in implementing the revised operating model, maintaining certain revenue levels despite a reduction in our commercial resources that was made in order to reduce our cash burn and accurately forecasting the remaining development expenses required to gain FDA clearance of our next generation diagnostic platform. Any financings undertaken to raise needed capital may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition, our ability to continue as a going concern and would be expected to result in a decline in our stock price. If we consummate such financings, the terms of such financings may adversely affect the interests of our existing stockholders. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail product development, manufacturing improvements, or sales generation programs, attempt to obtain funds through licensing certain technologies or products, or we may be required to significantly reduce expense, sell assets, seek a merger or joint venture partner, file for protection from creditors, liquidate all our assets or cease operations and wind down our business.

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

We have incurred losses in each year since our inception. As of December 31, 2019, we had an accumulated deficit of $536 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets or receive approval to commercialize our next generation TearLab DiscoveryTM System on a scale that will allow us to achieve and sustain profitability. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

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

The foregoing factors, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. In addition, a significant amount of our operating expenses is relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. We expect that our sales will continue to fluctuate on a quarterly basis and our financial results for some periods may differ from those projected by securities analysts, which could significantly decrease the price of our common stock.

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

As of December 31, 2019, our total liabilities were $40.3 million including $36.6 million of obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example:

●	our liabilities increase our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

●	our liabilities could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow money for operations or capital in the future and implement our business strategies;

●	our liabilities could cause our suppliers to change their payment terms, require us to pay for needed goods or services in advance or choose not to do business with us at all which could negatively impact our cash flows, supply chain and our ability to supply products to our customers when needed; and

●	our liabilities may restrict us from raising additional funds on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements or could require us to raise funds on unfavorable terms.

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

In addition to general health care industry cost-containment, the Centers for Medicare and Medicaid Services (CMS) released its final rule implementing section 216(a) of the Protecting Access to Medicare Act of 2014 (PAMA) that will require reporting entities to report private payer rates paid to laboratories for lab tests, which will be used to calculate Medicare payment rates. This final rule also announced CMS’ decision to move the implementation date for the private payer rate-based fee schedule to January 1, 2018. Reporting entities, which would primarily be certain qualifying customers in the U.S. that derive a certain percentage and volume of their revenue from laboratory tests from Medicare, report private payer rates for our laboratory tests which will serve under the act as a baseline for future reimbursement. Our product was only minimally impacted by PAMA for the year 2018 through 2020. However, should reimbursement for our products be reduced as a result of PAMA or other cost savings initiatives, this could negatively impact our pricing and commercialization of our products in the U.S.

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

We face intense competition in the markets for ophthalmic products and these markets are subject to rapid and significant technological change. We have numerous potential competitors in the United States and abroad, including one direct competitor in Canada. We face potential competition from industry participants marketing conventional technologies for the measurement of osmolarity and other in-lab testing technologies, and commercially available methods, such as the Schirmer Test and ocular surface staining. Many of our potential competitors have substantially more resources and a greater marketing scale than we do. If we are unable to develop and produce or market our products to effectively compete against our competitors, our operating results will materially suffer.

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

Furthermore, we have not entered into non-compete agreements with our key employees. In addition, we do not maintain “key person” life insurance on any of our officers, employees or consultants. The loss of the services of existing personnel, the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, and the loss of our employees to our competitors would harm our research and development programs and our business.

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

ITEM 2. Properties

Our world-wide headquarters, located in Escondido, California, occupies 6,120 square feet of commercial and industrial space. We use this space for administrative, quality assurance, manufacturing, and research and development activities. The current arrangement extends to November 2023. The total future minimum obligation under this lease is $646,903 for the remaining term of the arrangement.

We also lease 7,700 square feet of commercial space in Southlake, Texas for our customer care, marketing, finance, and administrative functions. The lease has a term through September 2020. The total future minimum obligation under this lease is $109,169 for the remaining term of the arrangement.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Number of Record Stockholders

As of February 21, 2020, there were approximately 52 active stockholders of record of our common stock.

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

On October 19, 2010 we announced that a unique, new Current Procedural Terminology, or CPT, code that applied to the TearLab Osmolarity test had been published by the American Medical Association, or AMA. The code became effective January 1, 2011. The CPT code for the TearLab Osmolarity test is: 83861; Microfluidic analysis utilizing an integrated collection and analysis device, tear osmolarity (For microfluidic tear osmolarity of both eyes, report 83861 twice). This code falls under the Chemistry sub-section of the Pathology and Laboratory section of the CPT Codebook and was listed under the 2010 Clinical Laboratory Fee Schedule by the Centers for Medicare and Medicaid Services, or CMS. At 2019 reimbursement rates, payment code 83861 would be reimbursed in every state by CMS at $22.48 per eye. This decision by CMS provides level reimbursement for and equal access to the TearLab Osmolarity Test across all of the United States. The current rate in effect January 1, 2020 is $22.48.

On January 4, 2018, we announced that we had submitted a 510(k) application to the FDA for the potential clearance of the TearLab DiscoveryTM Platform. The submission covers Discovery and the MMP-9 biomarker. On February 14, 2018, we announced that the application had successfully passed the acceptance review phase with the FDA. On April 11, 2018 we announced that we received written feedback from the FDA, requesting that we provide additional information to establish correlation to the FDA-cleared predicate chosen to establish 510(k) substantial equivalence. On September 4, 2018, we submitted, and the FDA accepted, our response to the FDA’s comments regarding the 510(k) application for the Discovery Platform. On October 10, 2018, we announced that the FDA determined that the TearLab Discovery™ MMP-9 test, had not met the criteria for substantial equivalence based upon data and information we submitted. We are utilizing the guidance provided by the FDA to compile the additional information necessary to resubmit for 510(k) clearance. After securing FDA clearance, we intend to pursue a CLIA waiver in an effort to prepare for commercialization in the U.S. market.

RESULTS OF OPERATIONS

Revenue, Cost of Goods Sold and Gross Profit (in thousands)

	For the years ended December 31,
	2019	% of Revenue	2018	% of Revenue
Revenue	$22,655	100.0%	$24,999	100.0%
Cost of goods sold	8,356	36.9%	9,456	37.8%
Gross profit	$14,299	63.1%	$15,543	62.2%

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

Having received 510(k) approval from the FDA in the United States, we sell to customers in the United States who hold CLIA certificates. The Company obtained a CLIA waiver categorization in early 2012, and continues to actively support customers in obtaining their CLIA waiver documentation which will allow the Company to sell product to the approximately 50,000 eye care practitioners in the United States that are candidates to operate under a CLIA waiver certification.

We are working with our established distributors in Canada, Europe, Central and South America, Australia and Asia to increase sales. The ability for re-imbursement to be obtained in many of those countries where we have distributors will facilitate our ability to increase sales and stimulate the commercialization process. In countries where we have distributors, we are supporting physicians in local clinical trials and providing them with the required guidance to understand the relationship between DED and osmolarity and how to manage their patients with objective diagnostic data.

TearLab revenue decreased $2.3 million or 9.4% for the year ended December 31, 2019 compared to the prior year. This decrease was driven by the decrease of both reader and test card revenue as compared to 2018.

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

TearLab cost of sales for the year ended December 31, 2019 decreased $1.1 million or 11.6% compared to the prior year. The decrease was driven by lower revenue, reduced warranty costs, lower depreciation as our systems become fully amortized, a credit from one of our suppliers for inventory damaged in transit, as well as lower royalties due to lower revenue.

Gross Profit

TearLab gross profit for the year ended December 31, 2019 decreased by $1.2 million or 8.0% compared to the prior year. Gross profit was 63.1%, compared to 62.2% in the prior year. The change in gross profit was mainly driven by lower depreciation as our systems become fully amortized.

Operating Expenses (in thousands)

	For the years ended December 31,
		% of		% of
	2019	Revenue	2018	Revenue
Sales and marketing	$3,652	16.1%	3,334	13.3%
Clinical, regulatory and research and development	3,817	16.8%	3,587	14.3%
General and administrative	6,555	28.9%	6,160	24.6%
Total operating expenses	$14,024	61.9%	$13,081	52. 3%

Sales and Marketing Expenses

For the year ended December 31, 2019, sales and marketing expenses increased by $0.3 million or 9.5% as compared with the prior year. This increase in sales and marketing expenses is attributable to increased advertising and promotion to drive demand of the TearLab® Osmolarity System.

Clinical, Regulatory and Research and Development

For the year ended December 31, 2019, clinical, regulatory and research and development expenses increased by $0.2 million or 6.4%, as compared with the prior year. The increase was primarily due to the increase in product development costs related to the development and testing of the TearLab Discovery™ platform.

General and Administrative Expenses

General and administrative expenses increased $0.4 million or 6.4% for the year ended December 31, 2019 compared to 2018. The increase was primarily due to tax related costs and employee retention related payouts.

Other Income (Expense), Net (in thousands)

	For the years ended December 31,
		% of		% of
	2019	Revenue	2018	Revenue
Interest expense	$(5,703)	-25.2%	$(4,709)	-18.8%
Other, net	12	0.1%	(4)	0.0%
Total other income (expense)	$(5,691)	-25.1%	$(4,713)	-18.9%

Interest Expense

Interest expense is generated from our long-term debt under the Term Loan Agreement, which was most recently amended on October 4, 2019. Interest expense increased $1.0 million in 2019 on larger average balances of long-term debt outstanding.

Other Income (Expense)

Other income for the year ended December 31, 2019 consists primarily of foreign exchange gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

Liquidity and Capital Resources (in thousands)

	As of December 31,
	2019	2018
Cash and cash equivalents	$7,108	$8,473
Percentage of total assets	49.7%	58.4%
Working capital	$(27,899)	$9,279

Financial Condition

In December 2017 TearLab raised $3 million in gross proceeds through a registered direct offering to support our operations and regulatory expenses. In addition, in April 2018, with an effective date of March 31, 2018, we renegotiated our Term Loan Agreement with CRG. This new agreement lowers the minimum liquidity requirement from an end of the day cash balance of $5 million to $3 million and it defers cash interest payments due in 2018. These changes were intended to allow our current funding to provide us with the time needed to gain our 510(k) approval for the Discovery™ Platform from the FDA as the Discovery™ Platform is critical to our success moving forward. Additionally, in November of 2018, with amendment No. 6 CRG further extended the “Interest-only period,” which has the effect of pushing out the principal payments to 2020. In October 2019, the Company entered into Amendment No. 8 to the term loan agreement, which deferred our interest payment for the period ending on September 30, 2019 and added it the principal balance under the loan. In December 2019, the Company made a $1.1 million interest payment to CRG. The current Term Loan agreement is due December 31, 2020 with payments due at the end of each calendar quarter. In addition, because we did not satisfy the minimum revenue covenant for 2019 under the Term Loan Agreement, we are required to raise subordinated debt or equity, which we refer to as the CRG Equity Cure, equal to twice the difference between the annual 2019 revenue of $22.7 million and the 2019 revenue covenant of $38.0 million, or a total of $30.7 million, with the total proceeds from such financing to be used to reduce the principal of the Term Loan Agreement, within 90 days of the 2019 year end the Company would remain in default under the Term Loan Agreement. In the event of a default, the lender has the option or right to require the Company to repay the current outstanding amount of $36.6 million earlier than anticipated, and if the Company cannot, the lender has the option to invoke the foreclosure on their security interest in our assets and all obligations will become due and payable immediately. See the Risk Factor section of this Form 10-K for further discussion regarding the Term Loan Agreement and risks associated with the Term Loan Agreement and our failure to satisfy the 2019 revenue covenant thereunder. Based on our current rate of cash consumption, the potential for accelerated debt repayment requirements, in addition to our projections, we estimate we will need additional capital during the first quarter of 2020. Our prospects for obtaining that capital are uncertain. Due to the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

● ●	whether CRG offers a covenant waiver or an Equity Cure can be obtained within 90 days; Our ability to execute our commercial strategy with our current resources;

●	whether government and third-party payers agree to continue reimbursement of the TearLab® Osmolarity System at current levels;

●	the cost and results of continuing development of our next generation TearLab DiscoveryTM Platform including the cost of suppliers and service providers that require advance payment;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

●	the effect of competing technological and market developments.

At the present time, our only product is the TearLab® Osmolarity System, and although we have received 510(k) clearance from the FDA and a CLIA waiver approval from the FDA, at this time, we do not know when we will generate revenue from the TearLab® Osmolarity System in the United States to fully fund our operations. If events or circumstances occur such that we do not meet our plans to fund the business, we may be required to further reduce operating expenses and reduce the planned levels of inventory and fixed assets which could have an adverse impact on our ability to achieve our intended business objectives and/or continue the development of the TearLab Discovery™ Platform.

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

On April 4, 2018 with an effective date of March 31, 2018, the Company entered into Amendment No. 6 to the Term Loan Agreement. Pursuant to the terms of this amendment, the cash interest payments due in 2018 were deferred and added to the principal balance under the Term Loan Agreement at the end of each quarter. This amendment also provided an additional facility fee equal to 3% of the sum of the aggregate amount of the principal drawn under the Term Loan Agreement and any PIK loans issued, so that the total facility fee shall be 9.5%, applicable to the entire balance. In addition, this amendment reduced the minimum liquidity covenant to $3 million. Concurrent with the reduction of the liquidity covenant the Company agreed to repay CRG $1.0 million of principal on the Term Loan Agreement in April 2018. Lastly, this amendment reduced the strike price of the existing CRG Warrants and the 2017 CRG Warrants to $0.44 per share. This amendment was accounted for as a modification in accordance with U.S. GAAP.

On November 12, 2018 the Company entered into Amendment No. 7 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment extended the “Interest-Only Period” under the Term Loan Agreement from the sixteenth (16th) payment date to the twentieth (20th) payment date following the first borrowing date, which has the effect of pushing out the principal payments to 2020. In addition, the cash interest payments under the Term Loan Agreement for periods ending on March 31, 2019 and June 30, 2019 were deferred and added to the principal balance under the Term Loan Agreement at the end of each such quarter. Additionally, if the Federal Drug Administration (“FDA”) had received and accepted our application for review of our DiscoveryTM Platform on or before June 30, 2019 the Company would have been entitled to pay the interest on the outstanding principal amount of the loans under the Term Loan Agreement payable during the quarter ended September 30, 2019 entirely, in the form of a PIK Loan. Finally, the Amendment reduced the minimum required revenue for 2018 under the Term Loan Agreement from $25 million to $24 million.

On October 4, 2019 with an effective date of September 30, 2019 the Company entered into Amendment No. 8 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment deferred the cash interest payment for the period ending September 30, 2019 and added it to the principal balance under the Term Loan Agreement.

The Term Loan Agreement is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels through calendar year 2020. The minimum annual revenue threshold level required by the Term Loan Agreement, 2019 is $38.0 million and $45.0 million for 2020. The minimum cash balance required is $3.0 million, subject to certain conditions.

The Company is currently in default of the 2019 minimum revenue threshold of $38.0 million and, the Company will have to raise subordinated debt or equity (the “CRG Equity Cure”) of $30.7 million which is equal to twice the difference between the annual revenue and the revenue covenant with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement which would cure the default in accordance with the terms of the loan. The Company has 90 days to achieve this “Cure” unless a covenant waiver is given or the Term Loan Agreement is amended. In the event the Company cannot complete the CRG Equity Cure and a covenant waiver is not received, the Company would remain in default of the Term Loan Agreement. In the event of a default, the lender has the option or right to require the Company to repay the current outstanding amount of $36.6 million earlier than anticipated, and if the Company cannot, the lender has the option to invoke the foreclosure on their security interest in our assets and all obligations will become due and payable immediately. See the Risk Factor section of this Form 10-K for further discussion regarding the Term Loan Agreement and risks associated with the Term Loan Agreement and our failure to satisfy the 2019 revenue covenant thereunder.

Ongoing Sources and Uses of Cash

We anticipate that our cash and cash equivalents and cash generated from business operations will be sufficient to sustain our operations into the first quarter of 2020. We continually evaluate various financing possibilities but we typically expect our primary source of cash will be related to the collection of accounts receivable. Our accounts receivable collections will be impacted by our ability to maintain current customers and annuity revenue base, while reducing costs as per our business model.

We expect to use our cash primarily to fund our operating expenses and to pursue the development and generation of clinical data for our new generation platform.

Changes in Cash Flows (in thousands)

	Years ended December 31,
	2019	2018

Cash (used in) provided by operating activities	$(954)	$2,662
Cash used in investing activities	(411)	(461)
Cash used in financing activities	-	(1,000)
Net (decrease) increase in cash and cash equivalents during the year	$(1,365)	$1,201

Cash Used in Operating Activities

Net cash used in our operating activities for 2019 was $1.0 million compared to net cash gained of $2.7 million during the prior year. Net cash used in operating activities was less than our net loss for the year of $5.4 million primarily due to the depreciation of fixed assets, stock-based compensation expense, deferred interest, and the amortization of the discount on our long-term debt. In aggregate, these non-cash expenses totaled $5.4 million during the year reduced by a $1.0 million net increase in non-cash working capital.

The net change in non-cash working capital and non-current asset balances related to operations for the years ended December 31, 2019 and 2018 consists of the following (in thousands):

	Years ended December 31,
	2019	2018

Accounts receivable, net	$269	$350
Inventory	(282)	11
Prepaid expenses and other assets	(872)	-
Other non-current assets	31	(50)
Accounts payable	(82)	(1,039)
Accrued liabilities	(25)	(497)
Deferred rent/revenue	12	(28)
	$(949)	$(1,253)

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Accounts receivable decreased in 2019 due to improved collection on outstanding balances and a reduction in sales;

●	Inventory levels of test cards on hand increased in 2019 due to lower than expected sales volumes;

●	Prepaid expenses and other assets had an increase in 2019 due to the purchase of parts for the TearLab DiscoveryTM systems to be built upon FDA approval.

Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2019 and 2018 was $0.4 million and $0.5 million, respectively, which we used to acquire fixed assets.

Cash Used in Financing Activities

There was zero net cash provided by or used in financing activities for the year ended December 31, 2019. For the year ended December 31, 2018, cash used by financing activities was $1.0 million, which was used to reduce the principal of the CRG loan.

The following table summarizes our contractual commitments as of December 31, 2019 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

		Less Than	1 To 3	More Than
Contractual obligation	Total	1 Year	Years	3 Years
Operating leases	$829	$311	$518	$-
Royalty payments	385	35	105	245
Purchase obligations	676	676	-	-
Long-term debt	24,000	24,000	-	-
Interest payments	16,160	16,160	-	-
Total contractual obligations	$42,050	$41,182	$623	$245

Off-Balance-Sheet Arrangements

As of December 31, 2019, we did not have any material off-balance-sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgements, the most critical of which are those related to revenue recognition, inventory valuation and allowance for doubtful accounts. We base our estimates on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements.

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services which includes estimates of variable consideration that results from returns, rebates or test card replacements. The Company records allowances for returns and rebates and reports revenue net of such amounts which was $103 and $60 for the twelve months ended December 31, 2019 and 2018, respectively. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms are typically upon shipment or net 30.

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

When reader equipment is placed with a customer at no separate cost, the Company retains title to the equipment and it remains capitalized on the Company’s Consolidated Balance Sheet as equipment classified within fixed assets, net. The equipment is depreciated on a straight-line basis once shipped to a customer location over its estimated useful life and depreciation expense is included in cost of goods sold within the Consolidated Statements of Operations.

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

As of December 31, 2019, the net book value of fixed assets equaled $1.7 million.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Currency Fluctuations and Exchange Risk

Our sales are denominated primarily in U.S. dollars. Most of our expenses are denominated in U.S. dollars, however, some of our research and development expenses are in Australian dollars and a minor portion of our other expenses are in Canadian dollars, Australian dollars, euro, pounds sterling, and occasionally Swiss francs. We cannot predict any future trends in the exchange rate of the Canadian dollar, Australian dollar, euro or pound sterling against the U.S. dollar. Any strengthening of the Canadian dollar, Australian dollar, euro, pound-sterling, or Swiss francs in relation to the U.S. dollar would increase the U.S. dollar cost of our operations, and affect our U.S. dollar measured results of operations. We maintain bank accounts in Canadian dollars to meet short term operating requirements. We do not engage in any hedging or other transactions intended to manage these risks. In the future, we may undertake hedging or other similar transactions or invest in market risk sensitive instruments if we determine that is advisable to offset these risks.

Interest Rate Risk

Our long-term debt carries a fixed rate of 13% interest. A decrease in market interest rates would increase the fair value of our long-term debt.

ITEM 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TearLab Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TearLab Corporation (“Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, debt covenant violations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Codification Topic 842, Leases. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditors since 2015.

/s/ Mayer Hoffman McCann P.C.
San Diego, CA
March 6, 2020

TearLab Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$7,108	$8,473
Accounts receivable, net	917	1,186
Inventory	2,269	1,987
Prepaid expenses and other current assets	1,562	690
Total current assets	11,856	12,336

Fixed assets, net	1,670	2,024
Right of use assets	645	-
Intangible assets, net	2	2
Other non-current assets	120	151
Total assets	$14,293	$14,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$599	$681
Accrued liabilities	2,336	2,363
Deferred revenue/rent	2	13
Current portion of lease liability	240	-
Current portion of long-term debt	36,578	-
Total current liabilities	39,755	3,057
Long-term debt, net of current portion	-	32,014
Long-term third party payable	130	111
Long-term lease liability, net of current portion	429	-
Total liabilities	40,314	35,182
Commitments and contingencies (Note 10)
Stockholders’ deficit
Capital stock
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 and 556 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 12,560,635 and 11,296,998 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	13	11
Additional paid-in capital	510,442	510,380
Accumulated deficit	(536,476)	(531,060)
Total stockholders’ deficit	(26,021)	(20,669)
Total liabilities and stockholders’ deficit	$14,293	$14,513

See accompanying notes to consolidated financial statements.

TearLab Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018
Revenue
Product sales	$19,903	$22,153
Reader equipment rentals	2,752	2,846
Total revenue	22,655	24,999
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	7,909	8,495
Cost of goods sold - reader equipment depreciation	447	961
Gross profit	14,299	15,543
Operating expenses
Sales and marketing	3,652	3,334
Clinical, regulatory and research & development	3,817	3,587
General and administrative	6,555	6,160
Total operating expenses	14,024	13,081
Income from operations	275	2,462
Other income (expense)
Interest expense	(5,703)	(4,709)
Other, net	12	(4)
Total other income (expense)	(5,691)	(4,713)
Net loss and comprehensive loss	$(5,416)	$(2,251)
Weighted average shares outstanding - basic and diluted	12,178,565	10,615,513
Net loss per share – basic and diluted	$(0.44)	$(0.21)

See accompanying notes to consolidated financial statements.

TearLab Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common stock		Series A Convertible Preferred stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	7,986,998	$8	2,012	$-	$510,235	$(528,809)	$(18,566)
Series A Convertible Preferred converted to common	3,310,000	3	(1,456)	-	(3)	-	-
Stock-based compensation	-	-	-	-	151	-	151
Common Stock Warrants issued	-	-	-	-	(3)	-	(3)
Net loss and comprehensive loss	-	-	-	-	-	(2,251)	(2,251)
Balance, December 31, 2018	11,296,998	$11	556	$-	$510,380	$(531,060)	$(20,669)
Series A Convertible Preferred converted to common	1,263,637	2	(556)	-	(1)	-	1
Stock-based compensation	-	-	-	-	63	-	63
Net loss and comprehensive loss	-	-	-	-	-	(5,416)	(5,416)
Balance, December 31, 2019	12,560,635	$13	-	$-	$510,442	$(536,476)	$(26,021)

See accompanying notes to consolidated financial statements.

TearLab Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net loss for the year	$(5,416)	$(2,251)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation	63	151
Depreciation of fixed assets	725	1,202
Amortization of intangible assets	-	9
Loss on disposal of fixed assets	40	84
Deferred interest on long-term debt	3,168	3,793
Amortization of deferred financing charges	1,415	927
Changes in operating assets and liabilities:
Accounts receivable, net	269	350
Inventory	(282)	11
Prepaid expenses and other assets	(872)	-
Other non-current assets	31	(50)
Accounts payable	(82)	(1,039)
Accrued liabilities	(25)	(497)
Deferred rent/revenue	12	(28)
Cash (used in) provided by operating activities	(954)	2,662

INVESTING ACTIVITIES
Additions to fixed assets	(411)	(461)
Cash used in investing activities	(411)	(461)

FINANCING ACTIVITIES
Payment on long-term debt	-	(1,000)

Cash used in financing activities	-	(1,000)

Net increase (decrease) in cash and cash equivalents during the year	(1,365)	1,201
Cash and cash equivalents, beginning of year	8,473	7,272
Cash and cash equivalents, end of year	$7,108	$8,473

Supplemental Cash flow information
Cash paid for interest	$1,132	$-
Cash paid for operating leases	326	-
Supplemental disclosure of noncash investing and financing activities
Right-of-use assets acquired through operating leases	$894	$-
Purchase of assets through third party payable	11	111

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained substantial losses of $5,416 and $2,251 for the years ended December 31, 2019 and 2018, respectively. The Company had cash flow used in operations of $954 and cash flow provided by operations of $2,662 for the years ended December 31, 2019 and 2018, respectively. The Company is currently in default of the 2019 minimum revenue threshold of $38.0 million and in order to cure this default the Company must raise subordinated debt or equity (the “CRG Equity Cure”) of $30.7 million, which is equal to twice the difference between the annual revenue and the revenue covenant, with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement in accordance with the terms of the loan. The Company has 90 days to achieve the CRG Equity Cure unless a covenant waiver is given or the Term Loan Agreement is amended. In the event the Company cannot complete the CRG Equity Cure and a covenant waiver is not received, the Company would remain in default of the Term Loan Agreement. In the event of a default, the lender has the option or right to require the Company to repay the current outstanding amount of $36.6 million earlier than anticipated, and if the Company cannot, the lender has the option to invoke the foreclosure on their security interest in our assets and all obligations will become due and payable immediately. Based on the Company’s current rate of cash consumption and the potential for the accelerated debt repayment requirements the Company estimates it will need additional capital prior to the end of the first quarter of 2020 and its prospects for obtaining that capital are uncertain. The Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The principal areas of judgment relate to revenue and inventory reserves, allowance for doubtful accounts, impairment of long-lived assets, valuation allowance on deferred tax assets and the fair value of stock options and warrants.

Concentrations and Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

During 2019 and 2018, the Company derived its revenue from the sale of the TearLab® Osmolarity product. There were no customers representing revenue in excess of 10% in the years ended December 31, 2019 or 2018.

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

	Years ended December 31,
	2019	2018
Balance at the beginning of the year	$138	$508
Charges to bad debt expense	2	(241)
Write-off and recoveries	(46)	(129)
Balance at the end of the year	$94	$138

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

	Years ended December 31,
	2019	2018
Balance at the beginning of the year	$74	$131
Charges to cost of goods sold	3	17
Costs applied to liability	(36)	(74)
Balance at the end of the year	$41	$74

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

Revenue Recognition

On January 1, 2018 the Company adopted Topic 606 – Revenue from Contracts with Customers using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.

There was no net reduction to opening retained earnings as a result of adopting Topic 606 and no impact to revenues for the year ended December 31, 2018.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services which includes estimates of variable consideration that results from returns, rebates or test card replacements. The Company records allowances for returns or rebates and reports revenue net of such amounts, which were $103 and $60 for the twelve months ended December 31, 2019 and 2018, respectively. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms are typically upon shipment or net 30.

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

When reader equipment is placed with a customer at no separate cost, the Company retains title to the equipment and it remains capitalized on the Company’s Consolidated Balance Sheet as equipment classified within fixed assets, net. The equipment is depreciated on a straight-line basis once shipped to a customer location over its estimated useful life and depreciation expense is included in cost of goods sold within the Consolidated Statements of Operations.

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

Amounts billed to customers for shipping and handling of a sales transaction are included as revenue. For the years ended December 31, 2019 and 2018, the Company recognized revenue from shipping and handling of $127 and $148, respectively.

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	Years ended December 31,
	2019	2018
Product Sales	$19,903	$22,153
Reader Equipment Rentals	2,752	2,846
	$22,655	$24,999

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

Return Reserve

Although the Company has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenue at the time of shipment based on historical experience. The reserve of $4 and $6 as of December 31, 2019 and 2018, respectively, has been recorded as a reduction of revenue and is included in accounts receivable. The activities in the return reserve are as follows:

	Years ended December 31,
	2019	2018
Balance at the beginning of the year	$6	$9
Provision	54	64
Write-off and recoveries	(56)	(67)
Balance at the end of the year	$4	$6

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

Cost of Goods Sold

Cost of goods sold includes the costs the Company incurs for the purchase of the TearLab® Osmolarity Systems sold and related freight and shipping costs, royalties, fees related to merchant services, warehousing and logistics inventory management associated with conducting business and depreciation of reader equipment. The Company recorded $645 and $706 in shipping and handling fees for the years ended December 31, 2019 and 2018, respectively.

Clinical, Regulatory and Research & Development Costs

Clinical and regulatory costs attributable to the performance of contract services are recognized as an expense as the services are performed. Non-refundable, up-front fees paid in connection with these contracted services are deferred and recognized as an expense over the estimated term of the related contract.

Stock-based Compensation

The Company accounts for stock-based compensation expense for its directors and employees in accordance with U.S. GAAP guidance related to stock-based compensation. Under this guidance, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award. The Company uses the Black-Scholes Merton option pricing model for determining the fair value for all its awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2019 and 2018 were $162 and $43, respectively.

Foreign Currency Transactions

The Company’s functional and reporting currency is the U.S. dollar. The assets and liabilities of the Company’s Canadian operations are maintained in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet dates, and non-monetary assets and liabilities are translated at exchange rates in effect on the date of the transaction. Revenue and expenses are translated into U.S. dollars at average exchange rates prevailing during the year. Resulting exchange loss of $5 and gain of $7 are included in other income (expense) for the years ended December 31, 2019 and 2018, respectively.

Geographic Information

The following table provides geographic information related to the Company’s revenue based on the geographic location to which it delivers the product:

	For the year ended December 31,
	2019	2018
United States	$21,289	$23,634
Rest of the world	1,366	1,365
Total	$22,655	$24,999

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

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standard Board (“FASB’) issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2018-07 effective January 1, 2019 with an immaterial impact to the Company’s financial statements.

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. Additionally, accounting for leased reader equipment is outside the scope of Topic 606, therefore our leased reader equipment revenue is recognized under ASC 840, Leases.

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

On January 1, 2019, the Company adopted ASU 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which the Company elected. Lease arrangements are determined at the inception of the contract with and included in right-of-use (“ROU”) assets and long-term lease liabilities on the consolidated balance sheets. The adoption of ASC 842 had an immaterial impact on our Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the twelve months ended December 31, 2019 and 2018. Additionally, the Company has elected the package practical expedient with respect to lease definition, classification and direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Additional information and disclosures required by the new standard are contained in Note 10.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This standard is effective for interim and annual periods in fiscal years beginning after December 15, 2020, and early adoption is permitted. We are currently assessing the timing and impacts of adopting this standard and do not expect it to have a material impact on the Company.

3. BALANCE SHEET DETAILS

Accounts Receivable

	December 31,
	2019	2018
Trade receivables	$1,011	$1,324
Allowance for doubtful accounts	(94)	(138)
	$917	$1,186

Inventory

	December 31,
	2019	2018
Finished goods	$2,269	$1,987
Inventory reserves	-	-
	$2,269	$1,987

The Company evaluates inventory for estimated excess quantities and obsolescence, based on expected future sales levels and projections of future demand and expiration dates of inventory, and establishes inventory reserves for obsolete and excess inventories. In addition, the Company assesses the impact of changing technology and market conditions. The Company has entered into a long-term purchase commitment to buy the test cards from MiniFAB (Note 10). As part of its analysis of excess or obsolete inventories, the Company considers future annual minimum purchases, estimated future usage and the expiry dating of the cards to determine if any inventory reserve is needed.

Prepaid Expenses and Other Current Assets

	December 31,
	2019	2018
Prepaid trade shows	$17	$18
Prepaid insurance	464	322
Manufacturing deposits	880	111
Subscriptions	155	140
Other fees and services	44	98
Other current assets	2	1
	$1,562	$690

Fixed Assets, net

	December 31,
	2019	2018
Capitalized TearLab equipment	$6,892	$6,922
Manufacturing equipment	317	317
Leasehold improvements	13	13
Computer equipment and software	310	846
Furniture and office equipment	368	368
Medical equipment	1,454	1,366
	$9,354	$9,832
Less accumulated depreciation	(7,684)	(7,808)
	$1,670	$2,024

Depreciation expense was $725 and $1,202 for the years ended December 31, 2019 and 2018, respectively.

Accrued Liabilities

	December 31,
	2019	2018
Due to professionals	$62	$17
Due to employees and directors	1,414	1,289
Sales and use tax liabilities	268	257
Royalty liability	245	290
Warranty	36	74
Other	311	436
	$2,336	$2,363

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc., a wholly-owned subsidiary of the Company. The TearLab Technology, which consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company. Amortization expense was $0.3 and $9 for the years ended December 31, 2019 and 2018, respectively.

Intangible assets subject to amortization consist of the following:

	Remaining Useful Life (Years)	Gross Value at December 31, 2019	Accumulated Amortization	Net Book Value at December 31, 2019
TearLab® technology	0	12,172	(12,172)	-
Patents and trademarks	1	271	(269)	2
Prescriber list	0	90	(90)	-
Total		12,533	(12,531)	2

	Remaining Useful Life (Years)	Gross Value at December 31, 2018	Accumulated Amortization	Net Book Value at December 31, 2018

TearLab® technology	0	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(269)	2
Prescriber list	0	90	(90)	-
Total		$12,533	$(12,531)	$2

Estimated future amortization expense related to intangible assets with finite lives at December 31, 2019 is as follows:

Amortization of intangible assets
2020	$1
Thereafter	1
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

As part of Amendment No. 2 to the Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants have a five-year life and are classified as equity on the Consolidated Balance Sheets as of December 31, 2019 and 2018. The 2015 CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. On April 7, 2017, the Company entered into Amendment No. 4 to the Term Loan Agreement and the company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at 15.00 per share (the “2016 CRG Warrants”) and together with the 2015 CRG Warrants, the “CRG Warrants”, expire 5 years after issuance.

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

The Company is currently in default of the 2019 minimum revenue threshold of $38.0 million and, the Company will have to raise subordinated debt or equity (the “CRG Equity Cure”) of $30.7 million which is equal to twice the difference between the annual revenue and the revenue covenant with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement in accordance with the terms of the Loan. The Company has 90 days to achieve this “Cure” unless a covenant waiver is given or the Term Loan Agreement is amended. In the event the Company cannot complete the CRG Equity Cure and a covenant waiver is not received, the Company would remain in default of the Term Loan Agreement. In the event of a default, the lender has the option or right to require the Company to repay the current outstanding amount of $36.6 million earlier than anticipated, and if the Company cannot, the lender has the option to invoke the foreclosure on their security interest in our assets and all obligations will become due and payable immediately. See the Risk Factor section of this Form 10-K for further discussion regarding the Term Loan Agreement and risks associated with the Term Loan Agreement and our failure to satisfy the 2019 revenue covenant thereunder.

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

The following is a summary of the Term Loan Agreement as of December 31, 2019 and related maturities of outstanding principle:

Principle balance outstanding	$24,000
PIK interest	10,067
Facility fee	2,650
less discount on term loan:
deferred financing fees, net	(53)
fair value of detachable warrants, net	(86)
Total term loan	$36,578

Principal due for each of the next 5 years and in the aggregate thereafter:

2020	36,717
Total principal, PIK interest and facility fee due	36,717
Less: discount on term loan	(139)
Total term loan	$36,578

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

(b) Common and Preferred Shares

On December 8, 2017, the Company issued 2,013,636 shares of common stock, 2,114 shares of Series A Convertible Preferred Stock (“Preferred Stock”), Series A warrants to purchase 6,818,181 shares of common Stock (“Series A Warrants”) and Series B warrants to purchase 6,818,181 shares of common stock (“Series B Warrants”) for gross proceeds of $3,000, less issuance costs of $596. Additionally, the Company granted the placement agent compensation warrants to purchase 477,273 shares of common stock. The Preferred stock is convertible, subject to certain limitations, into an aggregate of 4,804,545 shares of common stock, contains no voting rights, participates in any common stock dividends and is treated as if converted upon any ordinary liquidation event. The common stock, Series A Convertible Preferred Stock and the Series A and Series B Warrants are all included in equity in the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018. The net proceeds were allocated to common stock, Preferred Stock and Series A and Series B Warrants based on their relative fair values as follows:

Common stock	$327
Preferred stock	781
Series A warrants	804
Series B warrants	492
Net proceeds	$2,404

As of December 31, 2019, all shares of Series A Convertible Preferred stock have been converted into 4,804,545 shares of common stock.

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

Share-based payment transactions with employees are recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The amount of expense recognized during the period is affected by subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards. There were no options granted during the year ended December 31, 2019. The weighted-average fair value of stock options granted during the year ended December 31, 2018 was $ 0.12.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the Company’s Consolidated Statements of Operations (in thousands):

	Years ended December 31,
	2019	2018
General and administrative	$50	$71
Clinical, regulatory and research and development	8	25
Sales and marketing	5	55
Stock-based compensation expense before income taxes	$63	$151

The estimated fair value of stock options for the periods presented was determined using the Black-Scholes Merton option pricing model. There were no option granted during the period ending December 31, 2019. The fair value of the options for the period ending December 31, 2018 had the following weighted-average assumptions: Volatility 84%, weighted average expected live of 6 years, risk-free interest rate of 2.85% and dividend yield of 0.00%.

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

A summary of the options issued during the years ended December 31, 2019 and 2018 and the total number of options outstanding as of that date are set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	629,016	$32.35	4.29	$-
Granted	509,590	0.16
Exercised	-	-
Forfeited/cancelled/expired	(239,487)	27.33
Outstanding, December 31, 2018	899,119	$15.45	7.26	$-
Granted	-	-
Exercised	-	-
Forfeited/cancelled/expired	(116,279)	17.12
Outstanding, December 31, 2019	782,840	15.20	7.09	$-

Vested or expected to vest, December 31, 2019	782,734	$15.20	7.05	$-
Exercisable, December 31, 2019	629,828	$18.85	6.72	$-

The aggregate intrinsic value at December 31, 2019 represents the total pre-tax intrinsic value, calculated as the difference between the Company’s closing stock price on the last trading day of the respective fiscal year and the exercise price, multiplied by the number of shares that would have been received by the option holders if the options that could be exercised had been exercised on such date.

Net cash proceeds from the exercise of common stock options were $0 for the years ended December 31, 2019 and 2018. No income tax benefit was realized from stock option exercises during the years ended December 31, 2019 and 2018. The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The total intrinsic value of options exercised was $0 for the years ended December 31, 2019 and 2018. The total fair value of stock options vested during the years ended December 31, 2019 and 2018 was $60 and $76, respectively.

As of December 31, 2019, total unrecognized compensation cost related to stock options of $14 is expected to be recognized over a weighted-average period of 1.34 years.

As of December 31, 2019, the Company had 255,588 options remaining in the Stock Option Plan available for grant.

(d) Warrants

On October 8, 2015, as part of Amendment No. 2 to the Term Loan Agreement, and funding of the $10,000 tranche, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants are exercisable any time prior to October 8, 2020. The 2015 CRG Warrants are classified as equity on the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively. The CRG Warrants were valued at $290 upon issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the twelve months ended December 31, 2019 or 2018.

On April 8, 2016, as part of Amendment No. 4 to the Term Loan Agreement, the exercise price of the 2015 CRG Warrants was changed to allow the holder to purchase common shares in the Company at a price of $15.00 per share and CRG was issued an additional 35,000 warrants to purchase common shares at an exercise price of $15.00 (the “2016 CRG Warrants” and together with the 2015 CRG Warrants, the “CRG Warrants”). The modification to the terms of the CRG Warrants resulted in a change in fair value of $54 which was included as interest expense. The change in fair value was calculated using the Black-Scholes Merton model with both exercise prices, assuming volatility of 76%, an expected life of 4.5 years, a risk-free interest rate of 1.06%, and 0% dividend yield. The 2016 CRG Warrants are classified as equity on the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively, and the warrants were valued at $106 upon issuance using the Black-Scholes Merton model assuming volatility of 76%, an expected life of 5.0 years, a risk-free interest rate of 1.30% and 0% dividend yield.

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

On December 8, 2017, the Company issued Series A Warrants to purchase 6,818,181 shares of common stock for $0.44 per share and Series B Warrants to purchase 6,818,181 shares of common stock for $0.44 per share in conjunction with shares of common stock and Series A Convertible Preferred stock issued on that same date. The Series A Warrants were exercisable immediately and expire 5 years after the issuance date. Fair Value of the Series A Warrants, for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk-free interest rate of 2.14% and a 0% dividend yield and are classified as equity on the Consolidated Balance Sheets as of December 31, 2019 and 2018. The Series B Warrants were exercisable immediately and expired 6 months after the issuance date. Fair value of the Series B warrants for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming a volatility of 158.6%, an expected life of 6 months, a risk-free rate of 1.45% and a 0% dividend yield and are classified as equity on the Consolidated Balance Sheet as of December 31, 2019 and 2018. All Series B warrants expired, unexercised, on June 7, 2018. In addition, we granted the placement agent compensation warrants to purchase 477,273 shares of common stock at $0.55 per share. The compensation warrants are in the same form as Series A warrants, excluding the exercise price, and will terminate on the five-year anniversary date. The placement agent warrants are classified as equity on the Consolidated Balance Sheets as of December 31, 2019 and 2018.

In connection with the December 2017 offering the Company issued CRG warrants to purchase 83,240 shares of common stock at an exercise price of $1.50 (the “2017 CRG Warrants”) as a result of triggering the anti-dilution clause of Amendment No. 5 to the Term Loan Agreement (see Note 5). The anti-dilution clause is considered down-round protection, however the Company early adopted ASU 2017-11 and therefore the down-round feature is excluded from the consideration of whether the warrants are indexed to the Company’s own stock and therefore the warrants are not required to be liabilities under the guidance. The 2017 CRG Warrants are classified as equity on the Consolidated Balance Sheets as of December 31, 2019 and 2018 and were valued at $30 upon issuance using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk-free interest rate of 2.14% and 0% dividend yield. On April 4, 2018, in connection with Amendment No. 6 to the Term Loan Agreement, the strike price of all existing CRG warrants was reduced to $0.44 per share (see Note 5).

The following table provides activity for warrants issued and outstanding during the two years ended December 31, 2019:

	Number of	Weighted average
	warrants	exercise
	outstanding	price
Outstanding, December 31, 2017	15,520,375	$1.33
Issued	-	-
Exercised	-	-
Expired	(6,818,181)	0.44
Outstanding, December 31, 2018	8,702,194	$2.02
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2019	8,702,194	2.02

7. INCOME TAXES

Geographic sources of loss from continuing operations before income tax are as follows:

	December 31,
	2019	2018
Domestic	$5,323	$2,144
Foreign	93	107
Loss before income taxes	$5,416	$2,251

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets
Intangible assets	$-	$33
Stock options	3,073	3,067
Accruals and others	2,557	1,355
Net operating loss carryforwards	26,320	25,917
	31,950	30,372
Valuation allowance	(31,950)	(30,372)
Deferred tax asset	$-	$-
Deferred tax liability
Fixed Assets	$-	$-
Deferred tax liability	$-	$-
Deferred taxes, net	$-	$-

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31,
	2019	2018
Loss for the year before income taxes	$(5,416)	$(2,251)

Expected recovery of income taxes	$(1,137)	$(473)
State income tax, net of federal benefit	(128)	(175)
Adjustments to deferred tax assets	(324)	2,336
Non-deductible expense and other	11	9
Change in valuation allowance	1,578	(1,697)
Total recovery of income taxes	$-	$-

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

In July 2006, the FASB issued additional guidance which requires the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the provisions under this guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions under this guidance on January 1, 2007. The adoption of these provisions had no impact on the Company’s consolidated financial position or results of operations. At December 31, 2019 and 2018, the Company has no unrecognized income tax benefits and no material uncertain tax positions.

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

At December 31, 2019, the Company had federal net operating loss carryforwards of approximately $114,173, of which $0 were incurred in 2018 and 2019. The remaining NOLs begin to expire in 2028 unless previously utilized. The Company had state net operating loss carryforwards of approximately $91,567 and begin to expire in 2028. The federal and state net operating loss carryovers reflected above do not include any net operating loss carryover which would expire unutilized solely as a result of Section 382 limitations arising in connection with the 2008 ownership change.

The Company’s policy is to recognize interest and penalties related to income tax matters in other expense. Because the Company has generated net operating losses since inception for both state and federal purposes, no additional tax liability, penalties or interest have been recognized for balance sheet or income statement purposes as of and for the two years ended December 31, 2019.

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

The following are potentially dilutive securities which have not been used in the calculation of diluted loss per share as they are anti-dilutive:

	Year Ended December 31,
	2019	2018
(in thousands of shares)
Stock options	783	899
Warrants	8,702	8,702
Convertible preferred shares	-	1
Total	9,485	9,602

The following table is a reconciliation of the weighted average shares outstanding used for basic and diluted loss per share:

	Year Ended December 31,
	2019	2018
(in thousands of shares)
Weighted average shares outstanding - basic	12,179	10,616
Dilutive potential common shares	-	-
Weighted average shares outstanding - fully diluted	12,179	10,616

9. EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution, 401(k) retirement plan under which all full-time employees may contribute up to 90% of their annual salary, within IRS limits. The Company has not made any contributions to the retirement plan in the years ended December 31, 2019 and 2018.

10. COMMITMENTS AND CONTINGENCIES

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

The Company has commitments relating to operating leases recognized on a straight-line basis over the term of the lease for rental of two office spaces and various equipment from unrelated parties. Our California office lease was signed May 1, 2018, with a commencement date of July 1, 2018, expires on November 30, 2023 and has an option for a 5-year extension and escalating payments. In January 2020, the Company entered into a sixth amendment to our Texas office lease to extend the term of the lease until September 30, 2020, which is accounted for below. In addition, the Company has vehicle leases expiring at various times through January 2021, and an equipment lease expiring in December 2021.

The adoption of ASC Topic 842 resulted in the Company recognizing right of use assets of $738 and a lease liability of $739 with the difference due the write-off of prior recorded deferred rent.

The components of lease costs were as follows:

	Year Ended December 31,
	2019	2018
Operating lease costs	$351	$-
Short-term lease costs	-	-
Variable lease costs	-	-
	$351	$-

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

2020	311
2021	184
2022	164
2023	170
Total lease payments	829
Less: present value discount	(160)
Present value of lease liabilities	$669
Weighted average remaining lease term	2.6

Commitments

On May 1, 2018 with an effective date of July 1, 2017 the Company entered into a Restated License Agreement (the “Restated UCSD Agreement”) to its exclusive license agreement for the commercial development of the invention disclosed in UCSD Disclosure Docket No. SD2002-180 and titled “Volume Independent Tear Film Osmometer” (UCSD License Agreement #2003-03-0433), dated as of March 12, 2003, as amended by Amendment 1, dated as of June 9, 2003, Amendment 2, dated as of September 5, 2005, Amendment 3, dated as of July 7, 2006, Amendment 4, dated as of October 9, 2006, and Amendment 5, dated as of July 9, 2007, by and among the Company and The Regents of the University of California (collectively the “Existing License”) to amend certain terms related to royalties under the Restated UCSD Agreement and treatment upon a change of control transaction. The Company is required to make royalty payments of anywhere from 3% to 4.25% based on quarterly net sales. Additionally, the Company is required to pay a royalty of 20% of any sublicense fees it receives. Should a change of control transaction occur during the term of the Restated UCSD Agreement the royalty rates would range anywhere from 3.5% to 4.75% based on quarterly net sales and the Company would have to make a milestone payment of $0.5 million. In addition, if the Company had not commenced commercial sales of the TearLab DiscoveryTM Platform on or before July 1, 2019, the Company would have been required to pay a milestone payment of 1.25% of cumulative net sales for the two-year period following the effective date of the amendment. The Company completed its first commercial sale of the TearLab DiscoveryTM Platform prior to the July 1, 2019 deadline.

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

Future minimum royalty payments under this agreement as of December 31, 2019 are as follows:

2020	35
2021	35
2022	35
2023	35
2024	35
Thereafter	210
Total	$385

The Company incurred fees of $634 and $414 under the UCSD agreements during the years ended December 31, 2019 and 2018, respectively. The Company had $204 and $247 in accrued royalties at December 31, 2019 and 2018, respectively.

On March 7, 2016, the Company, through its subsidiary, TearLab Research, Inc., entered into a supply and development agreement (“Supply Agreement”) with MiniFAB. The agreement is an exclusive supply agreement through June 2021, for the purchase and delivery of individual osmolarity test cards with the freight costs borne by MiniFAB. The Company had the benefit of a lower purchase price that remained in place until the earlier of, the Company reaches an annual volume of 4.5 million test cards or March 31, 2018. Certain savings from freight costs will remain in place throughout the agreement. The Supply Agreement requires, in any given 6 calendar months, the Company must place aggregate purchase orders equal to at least 50% of the orders forecasted for that 6-month period at its onset. The Supply Agreement can be extended by either party for a term of five years with the option for the Company to buyout the exclusive supply provision during any extended term. This Supply Agreement replaces the August 2011 agreement between MiniFAB and the Company. On August 9, 2018 the Company entered into an addendum to the Supply Agreement with MiniFAB. The amendment fixes the price of the osmolarity test cards at their current price until the earlier of: the average monthly order volume of osmolarity cards on a rolling six month average falls below 20,000 cards; or the aggregate product volume in the calendar year commencing 12 months after the launch of the DiscoveryTM product is below 2.4 million cards; or the aggregate product volume in any calendar year after 24 months after the launch of the DiscoveryTM product is below 3.0 million cards at which point the Company and MiniFAB will renegotiate pricing.

On August 9, 2018, the Company entered into a manufacturing, supply and development agreement (the “MiniFAB Agreement”) with MiniFAB. Pursuant to the terms of the MiniFAB Agreement, MiniFAB will manufacture and supply test cards for the Company’s next generation platform, the TearLab Discovery™ System. The MiniFAB Agreement is exclusive through the first term of 10 years and automatically renews for an additional term of 5 years unless either party cancels. TearLab will pay for 65% of the capital expenditures under the MiniFAB Agreement (“capex”) as incurred and MiniFAB will pay for the remaining 35% of capex, which will be recoverable from TearLab through an amortized cost component in the price for the product charged to TearLab once the monthly card volumes reach 200,000 per month. The capex amounts are limited to an aggregate of $1.0 million AUD for the initial development and production phase (“Phase 1”) and anticipated to be in the vicinity of $3.0 million AUD for further investment of production capacity (“Phase 2”). In addition, TearLab will be responsible for the payment or reimbursement of all non-recurrent expenditure and tooling, limited to $1.2 million AUD for Phase 1 and estimated at $2.0 million AUD for Phase 2. In December 2018, the Company made an initial capex investment of $317 for a machine that was placed into fixed assets and is being amortized over a 15-year period. In 2019 the Company made additional investments of $33. The Company has a corresponding $130 of long-term third-party payable for capex to be amortized through the card cost component for the twelve months ended December 31, 2019.

In the normal course of business, the Company enters into purchase obligations for future goods and services needed for the operations of the business. Such commitments are generally not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Contingencies

The Company is not currently a party to any litigation, nor are we aware of any pending or threatened litigation against us, that we believe would materially affect our business, operating results, financial condition or cash flows. Our industry is characterized by frequent claims and litigation including securities litigation, claims regarding patent and other intellectual property rights and claims for product liability. As a result, in the future, the Company may be involved in various legal proceedings from time to time.

The Company initiated a patent infringement lawsuit against i-Med Pharma, Inc. in February of 2016 alleging infringement of our Canadian patent. In February 2018, the Federal Court of Canada issued a ruling in favor of i-Med Pharma, Inc. which invalidated specific claims in the Company’s Canadian patent which were alleged to be infringed. The Company appealed this ruling to the Canadian Federal Appellate Court. As part of the ruling, the Federal Court ruling awarded costs to i-Med Pharma, Inc., for $0.5 million. The final $0.2 million was paid in April 2018. In June 2019 the Canadian Federal Appellate Court dismissed the appeal.

11. RELATED PARTY

The Company has an agreement with the Chief Scientific Officer whereas if the Company enters into an agreement with UCSD to reduce the overall royalty rate the Company shall pay to the Chief Scientific Officer a royalty on net sales equal to one and a half percent of the percent change in the UCSD royalty rate. The restated UCSD patent license and royalty agreement (see Note 10) resulted in a royalty due at a rate of 0.68%. Related party royalty expense was $152 and $259 as of December 31, 2019 and 2018, respectively. The Company had $37 and $40 in accrued royalties at December 31, 2019 and 2018, respectively for the related party.

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

As of the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2019 our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework, our management has concluded that the Company’s internal control over financial reporting was effective, at the reasonable assurance level, as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information set forth below for our director has been furnished to us by the directors:

Name	Age as of 12/31/2019	Position
Elias Vamvakas	61	Executive Chairman of the Board
Joseph Jensen	47	Chief Executive Officer and Director
Anthony E. Altig	64	Director
Paul M. Karpecki	52	Director
Richard L. Lindstrom	72	Director

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

Board Meetings

The Company’s board of directors (the “Board”) held six meetings during 2019. No director who served as a director during the past year attended fewer than 75% of the aggregate of the total number of meetings of the Board and the total number of meetings of committees of the Board on which he or she served.

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

Audit Committee. The Audit Committee consists of Dr. Karpecki, Dr. Lindstrom, and Mr. Altig, with Mr. Altig serving as chairman. The Audit Committee held four meetings during 2019. All members of the Audit Committee are independent directors (as independence is currently defined in Rules 5605(a)(2) and 5605(c)(2) of the NASDAQ Listing Rules). Mr. Altig qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The Audit Committee is governed by a written charter approved by the Board. The charter is available on our website at www.tearlab.com. The functions of this committee include, among other things:

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

Director Attendance at Annual Meetings

Although the Company does not have a formal policy regarding attendance by members of the Board at our Annual Meeting, we encourage all of our directors to attend. There was no Annual Meeting held in 2019.

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

ITEM 11. Executive Compensation

Our Executive Officers

The following table sets forth the name and position of each of the persons who were serving as our named executive officers as of December 31, 2019.

Name	Age	Position
Elias Vamvakas	61	Executive Chairman of the Board
Joseph Jensen	47	Chief Executive Officer and Director
Michael Marquez	38	Chief Financial Officer

A biography for Elias Vamvakas and Joseph Jensen can be found in the section entitled “Information Regarding Directors” above.

Michael Marquez has served as the Chief Financial Officer of TearLab Corporation since January 30, 2019. Most recently Mr. Marquez served as the Interim Chief Financial Officer of TearLab Corporation beginning April 1, 2018. Previously, Mr. Marquez served as the Senior Director of Finance for TearLab Corporation. From 2008 to 2015, Mr. Marquez held various positions at Alcon Laboratories, Inc. a global medical company focused on eye care, including commercial operations, strategic operation and global and financial planning. Prior to joining Alcon, Mr. Marquez held various positions at Price Waterhouse Coopers, an auditing and professional services company. Mr. Marquez holds a Masters’ of Science degree in Accounting from the University of Texas in Arlington, a Bachelors of Business Administration in Accounting from the University of Texas in Austin and is a certified public accountant.

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

Overview

The Compensation Committee of our Board is responsible for establishing, implementing, and monitoring adherence with our compensation philosophy. The compensation provided to our “Named Executive Officers” for fiscal year 2019 is set forth in detail in the Summary Compensation Table below and other tables and the accompanying footnotes and narrative that follow this section. This section explains our executive compensation philosophy, objectives, and design, our compensation-setting process, our executive compensation program components and the decisions made in relation to fiscal year 2019 for each of our named executive officers.

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

Compensation-Setting Process

We formed our Compensation Committee in September 2005. For 2019, our Compensation Committee was responsible for reviewing and making recommendations to our Board regarding our CEO’s compensation and the components thereof. In 2019, our Compensation Committee reviewed and recommended to our Board Company goals and objectives relevant to our CEO, evaluated our CEO in light of those goals and objectives, and made recommendations regarding our CEO’s compensation based on that evaluation.

Our Compensation Committee also is responsible for reviewing and making recommendations to our Board on non-CEO executive officer compensation and making recommendations to our Board with respect to incentive compensations plans and equity-based plans. In 2019, our Compensation Committee reviewed and made recommendations to our Board regarding the compensation of our other executive officers, including the establishment and evaluation of performance goals.

Our CEO attends meetings of our Compensation Committee, except with respect to discussions involving his own compensation. Typically, our CEO makes recommendations regarding compensation matters for each named executive officer, including with respect to each key element of compensation (i.e., stock option awards, base salary and annual bonus).

In determining executive compensation for 2019, neither our Board nor our Compensation Committee met with a compensation consulting firm or considered market data presented by a compensation consulting firm in determining compensation. We did engage in internal benchmarking of specific levels of pay which led to a change in the base compensation of the executives as a whole in 2019.

In determining executive compensation for 2019, our Board and Compensation Committee considered a number of factors, including the following:

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

Executive Compensation Program Components

Equity Compensation

We have historically used equity compensation as a principal component of our executive compensation program. Consistent with our compensation objectives, we believe this approach aligned our executive team’s contributions with our long-term interests by allowing our executive team to participate in any future appreciation in the Company’s stock. However, due to the limited liquidity of our stock and the need to pursue dilutive equity financings, we did not grant equity awards in 2019 or 2018 as part of our executive compensation program.

For 2020, we expect our Compensation Committee to continue their review process to determine whether to make a recommendation to our Board to approve any equity award grants for our named executive officers.

While we have not yet adopted a formal policy regarding the timing of stock option and other equity grants as a public company, it has been our practice, which we expect to continue, that stock option grants have been granted with an exercise price not less than the fair value of the underlying stock on the date of grant.

Other Compensation

With the limited ability to issue equity compensation as a component of our executive compensation program, the Compensation Committee put into place a company refinancing bonus with a goal to provide sufficient funding that supports full commercialization of TearLab DiscoveryTM and a path to profitability through M&A or additional capital, for fiscal year 2019 which remains in place in fiscal year 2020.

Base Salary

In determining base salaries for 2019, our Compensation Committee and our Board considered the overall compensation package of our executive officers and made corresponding adjustments in 2019.

In fiscal years 2019 and 2018, the base compensation for our named executive officers was as follows:

Named Executive Officer	Fiscal Year 2019 Base Salary	Fiscal Year 2018 Base Salary
Elias Vamvakas, Executive Chairman	$150,000	$150,000
Joseph Jensen, Chief Executive Officer	$440,000	400,000
Michael Marquez, Chief Financial Officer (1)	$240,000	185,001

(1)	Mr. Marquez was named Interim CFO on April 1, 2018. On January 30, 2019 the Board removed the “Interim” designation and appointed Mr. Marquez as the Chief Financial Officer.

In 2020, our Compensation Committee and our Board may conduct a review of our executive officers’ base salaries and determine adjustments, if any.

2019 Bonus Plan

In early 2019, the Board adopted a cash bonus plan for 2019, which includes corporate performance objectives. The corporate performance objectives for the bonus continue to focus on the goals of maintaining revenues, adjusted operating profitability targets and cash balance each with equal weighting and the milestone driven bonus amounts are targeted at the achievement of specific corporate events designed to ensure the sustainability of the Company. In addition, the Board adopted a Company refinancing bonus plan for 2019 with a goal to provide sufficient funding that supports full commercialization of TearLab DiscoveryTM and a path to profitability through M&A or additional capital, as well as providing incentive to our employees to ensure strong performance, promote retention and align our executives’ interest with stockholders’ interest.

During fiscal year 2019, our named executive officers were eligible to earn the following cash bonuses under our 2019 bonus plan:

Named Executive Officer	Fiscal Year 2019 Target Cash Bonus Opportunity (as a Percentage of Base Salary)	Milestone Cash Bonus Opportunity	Fiscal Year 2019 Target Cash Bonus Opportunity ($)
Mr. Vamvakas	50%	–	$75,000
Mr. Jensen	60%	$260,000	$264,000
Mr. Marquez	50%	$179,000	$120,000

2019 Bonus Plan Payments

In early 2020, our Board determined that corporate performance measures for 2019 had been achieved. The Board approved performance bonus payouts based on company performance in 2019 as well as the milestone bonus payouts. We paid the following cash bonuses under our 2019 bonus plan:

Named Executive Officer	Fiscal 2019 Bonus Payment
Mr. Vamvakas	$75,000
Mr. Jensen	$524,000
Mr. Marquez	$299,000

2020 Bonus Plan

In early 2020, the Board adopted a cash bonus plan for 2020, which includes corporate performance objectives. The corporate performance objectives for the bonus continue to focus on the goals of maintaining revenues, adjusted operating profitability targets and cash balance each with equal weighting and the milestone driven bonus amounts are targeted at the achievement of specific corporate events designed to ensure the sustainability of the Company. In addition, the Board adopted a Company refinancing bonus plan for 2020 with a goal to provide sufficient funding that supports full commercialization of TearLab DiscoveryTM and a path to profitability through M&A or additional capital.

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

Summary Compensation Table

The following table provides information regarding the compensation of our executive chairman, chief executive officer and chief financial officer, together referred to as our “named executive officers,” for 2019, 2018, and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Elias Vamvakas	2019	150,000	—	—	75,000	5,430	230,882
Executive Chairman	2018	150,000	—	—	75,000	5,430	230,430
	2017	150,000	—	—	—	24,822	174,822

Joseph Jensen	2019	435,014	—	—	524,000	19,383	978,397
Chief Executive Officer	2018	400,000	—	—	320,000	18,096	738,096
	2017	400,000	—	—	25,000	21,934	446,934

Michael Marquez (4)	2019	233,890	—	—	299,000	24,521	557,411
Chief Financial Officer	2018	185,001	30,000	—	155,004	16,428	386,433

(1)	Amounts represent the aggregate grant date fair value of options granted in the year indicated to the named executive officer calculated in accordance with FASB ASC 718 without regard to estimated forfeitures. See Note 1 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

(2)	The amounts in this column for 2019, 2018, and 2017 represent total performance-based bonuses earned for service rendered during 2019, 2018, and 2017, respectively, under our executive bonus plan for the applicable year. For a description of our executive bonus plan, please see the section entitled “2019 Bonus Plan” under “Compensation Discussion and Analysis”.

(3)	All Other Compensation includes health and welfare benefits for all named executive officers. Mr. Vamvakas’ also includes club membership benefits per his employment agreement.

(4)	Mr. Marquez joined the Company in September 2015 and was appointed Interim Chief Financial Officer in April 2018. On January 30, 2019 the Board removed the “Interim” designation and appointed Mr. Marquez as the Chief Financial Officer

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2019. As of December 31, 2019, our named executive officers had not been awarded any equity awards other than stock options.

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
	(#) Exercisable	(#) Unexercisable	($)
Elias Vamvakas (1)	12,500	—	64.30	3/6/2023
Elias Vamvakas (2)	5,000	—	6.90	6/24/2026
Joseph Jensen (3)	30,000	—	113.30	10/28/2023
Joseph Jensen (4)	5,000	—	48.20	6/11/2024
Joseph Jensen (5)	5,000	—	20.00	2/5/2025
Joseph Jensen (6)	12,500	—	6.90	6/24/2026
Michael Marquez (7)	2,000	—	22.40	09/16/2025
Michael Marquez (8)	2,000	—	6.90	09/24/2026

(1)	12,500 post-split options were granted on March 6, 2013, under the Plan. These time-based options have fully vested.

(2)	5,000 post-split options were granted on June 24, 2016, under the Plan. These time-based options have fully vested.

(3)	30,000 post-split options were granted on October 21, 2013, outside of the Plan. These time-based options have fully vested.

(4)	5,000 post-split options were granted on June 11, 2014, under the Plan. These time-based options have fully vested.

(5)	5,000 post-split options were granted on February 5, 2015, under the Plan. These time-based options have fully vested.

(6)	12,500 post-split options were granted on June 24, 2016, under the Plan. These time-based options have fully vested.

(7)	2,000 options were granted on September 16, 2015, under the Plan. These time-based options have fully vested.

(8)	2,000 options were granted on June 24, 2016, under the plan. These time-based options have fully vested.

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

Michael Marquez Change of Control and Employment Agreement

In April 2018 we entered into an amended employment agreement with the CFO. Pursuant to this amendment, if our CFO’s employment is terminated by the Company at any time without cause (other than for death or disability) or our CFO resigns due to a material adverse change in the terms and conditions of his employment within twelve months of a Change in Control (provided that our CFO gives written notice within 30 days of the events constituting a material adverse change, provides a cure period of not less than 30 days for the Company to cure any such material adverse change, and resigns within 30 days following the end of such cure period), then subject to his timely execution of a release of claims, our CFO will be entitled to receive: (i) a lump sum payment equal to one times his then-current annual base salary plus one times the average of the bonus paid to him in the two years preceding the year of termination and (ii) reimbursement of group health plan insurance premiums for up to twelve months.

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

Estimated Payments Upon Termination or Change in Control

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the named executive officers. Payments and benefits are estimated assuming that the triggering event took place on the last business day of fiscal 2019 (December 31, 2019), and the price per share of TearLab’s common stock is the closing price on the OTCQB as of that date $0.04. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

		Potential Payments Upon:
		Involuntary Termination Other Than For Cause		Voluntary Termination for Good Reason
		Not in Connection With a Change in Control	Within 12 Months of Change in Control	Not in Connection With a Change in Control	Within 12 Months of Change in Control
Name	Type of Benefit (1)	($)(2)	($)(3)	($)(2)	($)(3)
Elias Vamvakas	Cash Severance Payments (2)	700,000	700,000	700,000	700,000
	Vesting Acceleration (4)	—	—	—	—
	Continued Coverage of Employee Benefits (5)	8,824	8,824	—	8,824
	Total Termination Benefits (6):	708,824	708,824	—	708,824

Joseph Jensen	Cash Severance Payments	857,014	857,014	—	857,014
	Vesting Acceleration (4)	—	—	—	—
	Continued Coverage of Employee Benefits (5)	22,518	22,518	—	22,518
	Total Termination Benefits (6):	879,532	879,532	—	879,532

Michael Marquez	Cash Severance Payments	460,892	460,892	—	460,892
	Vesting Acceleration (4)	—	—	—	—
	Continued Coverage of Employee Benefits (5)	28,527	28,527	—	28,527
	Total Termination Benefits (6):	489,419	489,419	—	489,419

(1)	Reflects the terms of: (i) the Change of Control and Severance Agreements and Employment Offer Letters, as applicable, between TearLab and the executive officers; and (ii) the terms of the Stock Incentive Plan. Mr. Vamvakas’ employment agreement provides for a $700,000 payment upon separation from the Company. All other employment agreements stipulate no payment under termination for cause or for Voluntary Termination for Good Reason not in connection with a change of control.

(2)	Reflects the terms of the Change of Control and Severance Agreements and Employment Offer Letters, as applicable, described above.

(3)	Reflects the terms of the Change of Control and Severance Agreements and Employment Offer Letters, as applicable, described above.

(4)	Reflects the aggregate market value of unvested option grants with exercise prices less than $0.04 (“in-the-money options”) and full value awards, which includes performance shares and restricted stock units. For unvested in-the-money option grants, aggregate market value is computed by multiplying (i) the number of shares underlying unvested in-the-money options at December 31, 2019, by (ii) the difference between $0.04 close price and the exercise price of such in-the-money option. Does not reflect any market value for options with exercise prices in excess of $0.04. None of the Named Executive Officers in this table held any unvested in-the-money options relative to the $0.04 closing price of TearLab common stock on December 31, 2019 (the last trading day of fiscal 2019).

(5)	For terminations under the Change of Control and Severance Agreements and Employment Offer Letters, as applicable, assumes continued coverage of employee benefits at the amounts paid by TearLab for fiscal 2019 for health, dental, vision, long-term disability and life insurance coverage.

(6)	In the event that the severance and other benefits provided would be subject to excise taxes imposed by Section 280G and Section 4999 of the Internal Revenue Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher, pursuant to the terms of the Change of Control and Severance Agreements and Employment Offer Letters, as applicable.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 21, 2020 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be.

Percentage of beneficial ownership is calculated based on 12,560,635 shares of common stock outstanding as of February 21, 2020. Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of February 21, 2020. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the address for each person set forth on the table below is c/o TearLab Corporation 150 La Terraza Blvd., Suite 101, Escondido, California 92025.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Perkins Capital Management (1)	1,376,736	11.0%
Executive Officers and Directors:
Elias Vamvakas (2)	200,453	1.6%
Paul Karpecki (3)	134,573	1.1
Richard Lindstrom (4)	55,714	*
Anthony Altig (5)	43,938	*
Joseph Jensen (6)	81,706	*
Michael Marquez (7)	4,500	*
All directors and executive officers as a group (6 people) (9)	520,884	4.1%

(*)	Represents beneficial ownership of less than 1%.

(1)	Perkins Capital Management holds 96,00 common equivalents and 1,367,136 exercisable within 60 days for clients and has sole voting power over 9,600 of these Shares and sole dispositive power over 1,376,736 of these shares. Perkins Capital Management, Inc. is a Minnesota corporation and the address of Perkins Capital Management, Inc. is 730 Lake St. E, Wayzata, Minnesota 55391

(2)	Includes (a) 17,500 shares subject to options exercisable within 60 days of February 21, 2020; (b) 126,411 shares held beneficially by Mr. Vamvakas through his relationship with Greybrook Capital Inc; (c) 4,402 shares held beneficially by Mr. Vamvakas through his relationship with Greybrook Securities Inc.; (d) 32,000 shares held beneficially by Mr. Vamvakas through his relationship with Greybrook Corp.; and (e) 20,140 shares held by Mr. Vamvakas. Mr. Vamvakas is the Chairman of Greybrook Capital, Inc., which is located at 890 Yonge St., Suite 700 Toronto, Ontario, Canada M4W 3P4.

(3)	Includes 32,373 shares subject to options exercisable within 60 days of February 21, 2020.

(4)	Includes (a) 31,534 shares subject to options exercisable within 60 days of February 21, 2020; (b) 6,666 shares subject to warrants exercisable within 60 days of February 21, 2020; and (c) 6,000 shares held beneficially by Mr. Lindstrom through his relationship with the Lindstrom Family #2 Limited Partnership.

(5)	Includes (a) 32,576 shares subject to options exercisable within 60 days of February 21, 2020, and (b) 1,666 shares subject to warrants exercisable within 60 days of February 21, 2020.

(6)	Includes (a) 52,500 shares subject to options exercisable within 60 days of February 21, 2020, and (b) 6,666 shares subject to warrants exercisable within 60 days of February 21, 2020

(7)	Includes (a) 4,000 shares subject to options exercisable within 60 days of February 21, 2020 and (b) 500 shares purchased as part of the employee stock purchase plan in 2017.

(9)	Includes (a) 170,483 shares subject to options exercisable within 60 days of February 21, 2020, held on record by the current directors and executive officers; and (b) 14,998 shares subject to warrants exercisable within 60 days of February 21, 2020, held on record by the current directors and executive officers.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options, warrants and rights granted to our employees, consultants, and directors, as well as the number of shares of common stock remaining available for future issuance, under our equity compensation plans as of December 31, 2019.

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Reserved for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders 2002 Stock Incentive Plan (1)	752,840	$11.28	255,588
Equity compensation plans not approved by security holders (2)	30,000	$113.30	—
Total	782,840	$15.20	255,588

(1)	For discussion of the 2002 Stock Incentive Plan, which was approved by the security holders, please refer to footnote 6 to the consolidated financial statements included with this form 10-K.

(2)	Joseph Jensen was hired in October 2013, and as a material inducement for his hire, he was granted a stock option for 30,000 post-reverse split shares at a post-split exercise price of $113.30 not approved by security holders, which have fully vested.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2019, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest. All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee. In accordance with its charter, the Audit Committee is responsible for reviewing and approving all related party transactions for potential conflicts of interest on an ongoing basis.

ITEM 14. Principal Accounting Fees and Services

In connection with the audit of the 2019 consolidated financial statements, the Company entered into an engagement agreement with Mayer Hoffman McCann, P.C., which sets forth the terms by which Mayer Hoffman McCann, P.C. has performed audit services for the Company.

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

The following table sets forth the aggregate fees agreed to by the Company for the annual audits for the fiscal years ended December 31, 2019 and 2018, and all other fees paid by the Company to Mayer Hoffman McCann, P.C. during 2019 and 2018:

	For the years ended December 31,
	2019	2018
	(in thousands)
Audit Fees	$263.0	$275.0
Audit-Related Fees	—	—
All Other Fees	—	—
Totals	$263.0	$275.0

Audit Fees. Audit fees for the fiscal years ended December 31, 2019 and 2018 were for professional services provided in connection with the annual audits of the Company’s consolidated financial statements, review of the Company’s quarterly consolidated financial statements, accounting matters directly related to the annual audits, professional services in connection with SEC registration statements, periodic reports (including Form 8-Ks), and other documents filed with the SEC or other documents issued in connection with securities offerings, and professional services provided in connection with other statutory or regulatory filings.

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

All audit fees relating to the audit for the fiscal years ended December 31, 2019 and 2018, were approved in advance by the Audit Committee. All audit and non-audit services to be provided by our independent auditors were, and will continue to be, pre-approved by the Audit Committee.

Mayer Hoffman McCann has advised the Company that Mayer Hoffman McCann leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann’s shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure. Accordingly, substantially all of the hours expended on Mayer Hoffman McCann’s engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2019, were attributed to work performed by persons other than Mayer Hoffman McCann’s full-time, permanent employees.

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

Exhibit Number	Exhibit Description	Incorporated by Reference

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect	Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.2	Amended and Restated By-Laws of the Registrant currently in effect	Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A No. 3, filed with the Commission on November 16, 2004 (file no. 333-118024)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2008 (file no. 000-51030)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2010 (file no. 000-51030)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.4 to the Registrant’s Post Effective Amendment No. 1 to Form S-3 filed with the Commission on July 15, 2013 (file no. 333-189372)

3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1/A No. 2 filed with the Commission on April 29, 2016 (file no. 333-210326)

Exhibit Number	Exhibit Description	Incorporated by Reference

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2016 (file no. 000-51030)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2017 (file no. 000-51030)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 10, 2017 (file no. 000-51030)

3.10	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Exhibit 3.9 to the Registrant’s Registration Statement on Form S-1/A No. 3 filed with the Commission on November 22, 2017 (file no. 333-220080)

4.1	Form of Common Stock Purchase Warrant Agreement	Exhibit A to the Registrant’s free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)

4.2	Form of Common Stock Purchase Warrant Agreement	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

4.3	Form of Senior Indenture	Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on January 2, 2015 (file no. 333-201355)

4.4	Form of Subordinated Indenture	Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on January 2, 2015 (file no. 333-201355)

4.5	Form of warrant issued to certain affiliated funds of CRG LP (formerly known as Capital Royalty) pursuant to the terms of the Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, Amendment 3, dated December 31, 2015, and Amendment 4, dated April 7, 2016, by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of April 7, 2016	Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2016 (file no. 000-51030)

4.6	Form of Series A Warrant	Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1/A No. 2 filed with the Commission on April 29, 2016 (file no. 333-210326)

4.7	Form of Series A/Series B Warrant	Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A No. 3 filed with the Commission on November 22, 2017 (file no. 333-220080)

4.8	Description of Securities

10.1	License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.2		Amendment No. 1, dated June 9, 2003, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.3		Amendment No. 2, dated September 5, 2005, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.4		Amendment No. 3, dated July 7, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.5		Amendment No. 4, dated October 9, 2006, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003.	Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K/A, filed with the Commission on March 29, 2007 (file no. 000-51030)

10.6		Terms of Business, dated February 5, 2007, between Invetech Pty Ltd. and TearLab, Inc.	Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.7		Amendment No. 5, dated June 29, 2007, to the License Agreement between TearLab, Inc. and The Regents of the University of California dated March 12, 2003. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008 (file no. 000-51030)

10.8	#	Securities Purchase Agreement, dated as of March 14, 2010, by and between the Registrant and certain investors.	Registrant’s free writing prospectus filed with the Commission on March 15, 2010 (file no. 333-157269)

10.9		Form of Director and Affiliate Letter Agreement	Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2009 (file no. 000-51030)

10.10		Deed and Amendment, dated December 22, 2011, to Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB AB (Aust) Pty Ltd. Dated August 1, 2011 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2011 (file no. 000-51030)

10.11		Manufacturing and Development Agreement by and between TearLab Research, Inc. and MiniFAB (Aust) Pty Ltd, dated August 1, 2011. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2011 (file no. 000-51030)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.12		Purchase Agreement, dated as of April 11, 2012, by and between the Registrant and Craig-Hallum Capital Group LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2012 (file no. 000-51030)

10.13	#	Form Change of Control Severance Agreement (for US executives).	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)

10.14	#	Form Change of Control Severance Agreement (for Canadian executives).	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2013 (file no. 000-51030)

10.15	#	Offer Letter, dated September 24, 2013, by and between the Registrant and Joseph Jensen.	Exhibit 10.1# to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2013 (file no. 000-50789)

10.16	#	Nonstatutory Stock Option Agreement, dated October 21, 2013, by and between the Company and Joseph Jensen.	Exhibit 10.1# to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2013 (file no. 000-50789)

10.17		Asset Purchase Agreement, dated March 14, 2014 by and among AOA Excel, Inc., Occulogix LLC and TearLab Corporation.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2014 (file no. 000-51030)

10.18		Term Loan Agreement, dated as of March 4, 2015, by and among TearLab Corporation, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 10, 2015 (file no. 000-51030)

10.19	#	Nonstatutory Stock Option Agreement, dated April 21, 2014 by and between the Company and Paul Smith	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 21, 2014 (file no. 000-51030)

10.20	#	Offer Letter, dated May 15, 2015, by and between the Registrant and Wes Brazell	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2015 (file no. 000-51030)

10.21	#	2002 Stock Option Plan, as amended effective as of February 5, 2015.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2015 (file no. 000-51030)

10.22	#	OcuHub LLC 2015 Equity Incentive Plan	Exhibit 10.22 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

10.23	#	Option Agreement dated as of October 1, 2015 by and between OcuHub LLC and Elias Vamvakas	Exhibit 10.23 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.24	#	Profits Interest Award Agreement dated as of October 1, 2015 by and between OcuHub LLC and Elias Vamvakas	Exhibit 10.24 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

10.25		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, and Amendment 2, dated August 6, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of December 31, 2015	Exhibit 10.25 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

10.26	#	Employment Agreement, dated as of December 31, 2015, by and between the Registrant and Elias Vamvakas	Exhibit 10.26 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 22, 2016 (file no. 000-51030)

10.27	*	Manufacturing, Supply and Development Agreement between MiniFAB (Aust) Pty Ltd and TearLab Research, Inc., dated March 7, 2016	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2016 (file no. 000-51030)

10.28		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, and Amendment 3, dated December 31, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of April 7, 2016	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2016 (file no. 000-51030)

10.29	*	Amended and Restated Cooperative Marketing Agreement between PRN Physician Recommended Nutriceuticals, LLC and TearLab Research, Inc.	Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 10, 2017 (file no. 000-51030)

10.30		Termination of Cooperative Marketing Agreement between PRN Physicians Recommended Nutriceuticals, LLC and TearLab Research, Inc.	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on August 14, 2017 (file no. 000-51030)

10.31		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, and Amendment 3, dated December 31, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of October 12, 2017.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on November 13, 2017 (file no. 000-51030)

10.32	#	Amendment to Employment Agreement, dated as of June 15, 2017 by and between the Registrant and Joseph Jensen	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on August 14, 2017 (file no. 000-51030)

10.33	#	Amendment to Employment Agreement, dated as of June 15, 2017 by and between the Registrant and Wes Brazell	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on August 14, 2017 (file no. 000-51030)

10.34		Securities Purchase Agreement	Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A No. 3 filed with the Commission on November 22, 2017 (file no. 333-220080)

Exhibit Number		Exhibit Description	Incorporated by Reference

10.35		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, and Amendment 3, dated December 31, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of March 31, 2018.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on May 11, 2018 (file no. 000-51030)

10.36	#	Employment Agreement, dated as of December 31, 2015, by and between the Registrant and Michael Marquez.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on May 11, 2018 (file no. 000-51030)

10.37		Restated License Agreement between TearLab Corporation and the Regents of the University of California dated April, 26, 2018.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on August 10, 2018 (file no. 000-51030)

10.38	†	Manufacturing Supply and Development Agreement by and between TearLab Research, Inc. and MiniFab AB (Aust) Pty Ltd. Dated August 9, 2018.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on November 8, 2018 (file no. 000-51030)

10.39	†	Addendum to the Manufacturing, Supply and Development Agreement by and between TearLab Research, Inc. and MiniFab AB (Aust) Pty Ltd. Dated August 9, 2018.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on November 8, 2018 (file no. 000-51030)

10.40		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, and Amendment 3, dated December 31, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of November 12, 2018.	Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 22,2019 (file no. 000-51030)

10.41		Amendment to Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated August 6, 2015, and Amendment 3, dated December 31, 2015, by and among the Registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG LP (formerly known as Capital Royalty) and certain of its affiliate funds, as lenders, dated as of October 4, 2019.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q file with the Commission on November 11, 2019 (file no. 000-51030)

21.1		Subsidiaries of Registrant.	Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on July 28, 2011 (file no. 333-175861)

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (included on signature page).

31.1		CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2		CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1		CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

Exhibit Number	Exhibit Description	Incorporated by Reference

32.2	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

101.INS●	XBRL Instance.

101.SCH●	XBRL Taxonomy Schema.

101.CAL●	XBRL Taxonomy Extension Calculation.

101.DEF●	XBRL Taxonomy Extension Definition.

101.LAB●	XBRL Taxonomy Extension Labels.

101.PRE●	XBRL Taxonomy Extension Presentation

* * *

#Management compensatory plan, contract or arrangement

*	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Securities and Exchange Commission.

●	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1924, as amended, and otherwise is not subject to liability under these sections.

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Registrant. The Registrant will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

ITEM 16. Form 10-K Summary

Not applicable.

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

Dated: March 6, 2020	TearLab Corp.

	By:	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 6, 2020	By:	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer and Director (principal executive officer)

Dated: March 6, 2020	By:	/s/ Michael Marquez
Michael Marquez
Chief Financial Officer (principal financial and accounting officer)

Dated: March 6, 2020	By:	/s/ Elias Vamvakas
Elias Vamvakas
Chairman of Board of Directors

Dated: March 6, 2020	By:	/s/ Anthony Altig
Anthony Altig
Director

Dated: March 6, 2020	By:	/s/ Richard L. Lindstrom, M.D.
Richard L. Lindstrom, M.D.
Director

Dated: March 6, 2020	By:	/s/ Paul Karpecki
Paul Karpecki
Director

- 86 -