Form 10-Q
period 2020-03-31
TearLab Corp
filed 2020-06-26
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,410,766 as of June 19, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “pursue,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our ability to continue as a going concern;
●	The likelihood of completing the Merger pursuant to the agreement with Accelmed Partners;
●	The adequacy of our funding and our forecast of the period of time through which our financial resources will be adequate to support our operations;
●	Our future strategy, structure, and business prospects and the ability to identify and execute any strategic alternatives;
●	Our ability to obtain additional financing for working capital on acceptable terms and in a timely manner while our common stock is traded on the OTCQB market;
●	The planned continued commercialization of our current product;
●	Our ability to expand into next generation products, including our expectations regarding the resubmission of our 510(k) application and the timeline for commencing commercial sales of the TearLab DiscoveryTM Platform;
●	Our ability to meet the financial covenants under our credit facilities;
●	Use of cash, cash needs and ability to raise capital;
●	The size and growth of the potential markets for our product and technology;
●	The effect of our strategy to streamline our organization and lower our costs, including the impact of our business model adopted in December 2017;
●	The adequacy of current, and the development of new distributor, reseller, and supplier relationships, and our efforts to expand relationships with distributors and resellers in additional countries;
●	Our anticipated expansion of United States and international sales and operations;
●	Our ability to obtain and protect our intellectual property and proprietary rights;
●	The results of our clinical trials;
●	Our ability to maintain reimbursement for our product and support our pricing strategies;
●	Our ability to execute our marketing strategy to ensure visibility and evidence-based positioning of the TearLab® Osmolarity System among eye care professionals given our reduced commercial resources;
●	Our ability to attract and retain a sufficient number of scientists, clinicians, sales personnel and other key personnel with extensive experience in medical technology, who are in short supply;
●	Our beliefs about our employee relations;
●	Our efforts to assist our customers in obtaining their CLIA waiver or providing them with support from certified professionals;
●	The impact of our common stock being traded on the OTCQB; and
●	The impact of COVID-19 on our sales and supply chain.

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

TearLab Corporation

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of U.S. dollars except number of shares)

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current assets
Cash	$7,335	$7,108
Accounts receivable, net	936	917
Inventory	1,948	2,269
Prepaid expenses and other current assets	1,449	1,562
Total current assets	11,668	11,856

Fixed assets, net	1,732	1,670
Intangible assets, net	2	2
Right of Use assets	578	645
Other non-current assets	92	120
Total assets	$14,072	$14,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,197	$599
Accrued liabilities	1,701	2,336
Deferred rent	1	2
Term Loan	38,017	36,578
Current portion of lease liability	208	240
Total current liabilities	41,124	39,755

Long-term lease liability, net of current portion	392	429
Long-term third-party payable	132	130
Total liabilities	41,648	40,314

Commitments and contingencies (Note 8)

Stockholders’ deficit
Capital stock
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 12,560,635 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	13	13
Additional paid-in capital	510,453	510,442
Accumulated deficit	(538,042)	(536,476)
Total stockholders’ deficit	(27,576)	(26,021)
Total liabilities and stockholders’ deficit	$14,072	$14,293

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in thousands of U.S. dollars except shares and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2020	2019

Revenue
Product sales	$4,432	$4,996
Reader equipment rentals	659	687
Total revenue	5,091	5,683
Cost of goods sold
Cost of goods sold (excluding amortization of intangible assets)	1,795	1,930
Cost of goods sold - reader equipment depreciation	66	153
Gross profit	3,230	3,600
Operating expenses
Sales and marketing	817	875
Clinical, regulatory and research & development	916	874
General and administrative	1,637	1,844
Total operating expenses	3,370	3,593
Income (loss) from operations	(140)	7
Other income (expense)
Interest income (expense)	(1,442)	(1,350)
Other, net	16	4
Total other income (expense)	(1,426)	(1,346)
Net loss and comprehensive loss	$(1,566)	$(1,339)
Weighted average shares outstanding - basic and fully diluted	12,560,635	11,559,220
Net loss per share	$(0.12)	$(0.12)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

	Common stock		Series A Convertible Preferred stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
For the three months ended March 31, 2020
Balance, January 1, 2020	12,560,635	$13	-	$-	$510,442	$(536,476)	$(26,021)
Stock-based compensation	-	-	-	-	11	-	11
Net loss and comprehensive loss	-	-	-	-	-	(1,566)	(1,566)
Balance, March 31, 2020	12,560,635	$13	-	$-	$510,453	$(538,042)	$(27,576)

For the three months ended March 31, 2019
Balance, January 1, 2019	11,296,998	$11	556	$-	$510,380	$(531,060)	$(20,669)
Series A Convertible Preferred stock converted to common	400,000	1	(176)	-	-	-	1
Stock-based compensation	-	-	-	-	31	-	31
Net loss and comprehensive loss	-	-	-	-	-	(1,339)	(1,339)
Balance, March 31, 2019	11,696,998	$12	380	$-	$510,411	$(532,399)	$(21,976)

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2020	2019

OPERATING ACTIVITIES
Net loss for the period	$(1,566)	$(1,339)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	11	31
Depreciation of fixed assets	135	221
Deferred interest on long-term debt	1,114	1,007
Amortization of debt discount	328	343
Loss on disposal of equipment	1	17
Changes in operating assets and liabilities:
Accounts receivable, net	(19)	88
Inventory	321	(220)
Prepaid expenses and other assets	141	59
Accounts payable	598	638
Accrued liabilities	(636)	(443)
Deferred rent	(3)	(4)
Cash provided by operating activities	425	398

INVESTING ACTIVITIES
Additions to fixed assets	(198)	(11)
Cash used in investing activities	(198)	(11)

FINANCING ACTIVITIES
Cash provided by financing activities	-	-

Increase in cash during the period	227	387
Cash, beginning of period	7,108	8,473
Cash, end of period	$7,335	$8,860

Supplemental cash flow information
Right-of-use assets acquired through operating leases	$-	$801
Cash paid for operating leases	90	88

See accompanying notes to interim condensed consolidated financial statements

TearLab Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of U.S. dollars except as otherwise stated)

(Unaudited)

1. BASIS OF PRESENTATION

Nature of Operations

TearLab Corporation (“TearLab”, the “Company”, or “we”), a Delaware corporation, is an ophthalmic device company that is commercializing a proprietary in vitro diagnostic tear testing platform, the TearLab® Osmolarity System to test for dry eye disease, or DED, which enables eye care practitioners to test for highly sensitive and specific biomarkers using nanoliters of tear film at the point-of-care.

The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained substantial losses of $1,566 and $1,339 for the three months ended March 31, 2020 and 2019, respectively. Based on the Company’s expected rate of cash consumption, the Company estimates it will need additional capital in the third quarter of 2020 and its prospects for obtaining that capital are uncertain. The Company may be able to raise either additional debt financing or additional equity financing. However, the Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, the Company anticipates that it will be unable to continue operations through the end of the third quarter of 2020 without violating an existing covenant on the Term Loan Agreement, including the inability to make our debt payment due within twelve months (see Note 5). As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

On May 11, 2020, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Accelmed Partners II LP, a Cayman Islands exempted limited partnership (“Buyer”), and Accelmed Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Buyer (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Buyer. The completion of the Merger is subject to satisfaction of all conditions set forth in the Merger Agreement and cannot be guaranteed. See Note 10 for additional information related to the Merger.

COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, mandated closures and stay-at-home orders, and created significant disruption of the financial markets.

The continuing impact on the Company’s business, including the length and impact of stay-at-home orders and/or regional quarantines, labor shortages and employment trends, disruptions to supply chains, including its ability to obtain products from global suppliers, higher operating costs, the form and impact of economic stimulus and general overall economic instability, is uncertain at this time and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

2. SIGNIFICANT ACCOUNTING POLICIES

The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared using significant accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2019. The audited financial statements for the year ended December 31, 2019, filed with the SEC with the Company’s annual report on Form 10-K on March 6, 2020 include a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Management believes that all adjustments necessary for the fair presentation of results, consisting of normal recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.

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

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services which includes estimates of variable consideration that results from returns, rebates or test card replacements. The Company records allowances for returns or rebates and reports revenue net of such amounts, which were $19 and $34 for the three months ended March 31, 2020 and 2019, respectively. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The Company’s payment terms are typically upon shipment or net 30.

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

Amounts billed to customers for shipping and handling of a sales transaction are included as revenue. For the three months ended March 31, 2020 and 2019, the Company recognized revenue from shipping and handling of $30 and $33, respectively.

TearLab Corporation

The following table presents our revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenues:

	Three months ended March 31,
	2020	2019

Product Sales	$4,432	$4,996
Reader Equipment Rentals	659	687
	$5,091	$5,683

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

Return Reserve

Although the Company has a no return policy for its products, the Company has established a return reserve for product sales that contain an implicit right of return. The Company reserves for estimated returns or refunds by reducing revenue at the time of shipment based on historical experience. The reserve of $4 as of March 31, 2020 and December 31, 2019, has been recorded as a reduction of revenue and is included in accounts receivable.

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

Leases

The Company determines if an arrangement is a lease at inception. When recording operating leases, the Company records a lease liability based on the net present value of the lease payments over the lease term and a corresponding right-of-use asset. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and operating lease liabilities, excluding current portion, on the balance sheet. Lease expense is recognized over the lease term on a straight-line basis. Lease terms include options to extend the lease when it is reasonably certain the Company will exercise the option. For leases with a term of twelve months or less, the Company does not record a right-of-use asset and a lease liability and records lease expense on a straight-line basis. See Note 8 to the condensed consolidated financial statements.

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016-13 (“ASU 2016-13”), “Financial Instruments - Credit Losses (Topic 326).” The new standard was effective for public companies, excluding smaller reporting companies, for reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. For smaller reporting companies the standard is effective for reporting periods beginning after December 15, 2022. The standard replaced the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard required a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact of adopting this standard and does not expect it to have a material impact on the Company.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This standard is effective for interim and annual periods in fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company is currently assessing the timing and impacts of adopting this standard and does not expect it to have a material impact on the Company.

TearLab Corporation

3. BALANCE SHEET DETAILS

Accounts receivable

	March 31, 2020	December 31, 2019

Trade receivables	$998	$1,011
Allowance for doubtful accounts	(62)	(94)
	$936	$917

Inventory

Inventory is recorded at the lower of cost and net realizable value on a first-in, first-out basis and consists of finished goods.

	March 31, 2020	December 31, 2019

Finished goods	$1,948	$2,269
Inventory reserves	-	-
	$1,948	$2,269

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

Prepaid expenses and other current assets

	March 31, 2020	December 31, 2019
Prepaid trade shows	$16	$17
Prepaid insurance	401	464
Manufacturing deposits	880	880
Subscriptions	114	155
Other fees and services	37	44
Other current assets	1	2
	$1,449	$1,562

TearLab Corporation

Fixed assets

	March 31, 2020	December 31, 2019
Capitalized TearLab equipment	$7,044	$6,892
Manufacturing equipment	317	317
Leasehold improvements	13	13
Computer equipment and software	315	310
Furniture and office equipment	368	368
Medical equipment	1,454	1,454
	$9,511	$9,354
Less accumulated depreciation	(7,779)	(7,684)
	$1,732	$1,670

Depreciation expense was $135 and $221 during the three months ended March 31, 2020 and 2019, respectively.

Accrued liabilities

	March 31, 2020	December 31, 2019
Due to professionals	$72	$62
Due to employees and directors	691	1,414
Sales and use tax liabilities	235	268
Royalty liability	240	245
Warranty	34	36
Other	429	311
	$1,701	$2,336

TearLab Corporation

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of the value of TearLab® Technology acquired in the acquisition of TearLab Research, Inc., a wholly-owned subsidiary of the Company and a prescriber list. The TearLab Technology, which consists of a disposable lab card and card reader, supported by an array of patents and patent applications that are either held or in-licensed by the Company. Amortization expense for the three months ended March 31, 2020 and 2019 was $0.1.

Intangible assets subject to amortization consist of the following:

	Remaining Useful Life	Gross Value at	Accumulated	Net Book Value at
	(Years)	March 31, 2020	Amortization	March 31, 2020

TearLab® technology	0	$12,172	$(12,172)	$-
Patents and trademarks	1	271	(269)	2
Prescriber list	0	90	(90)	-
Total		$12,533	$(12,531)	$2

	Gross Value at	Accumulated	Net Book Value at
	December 31, 2019	Amortization	December 31, 2019

TearLab® technology	$12,172	$(12,172)	$-
Patents and trademarks	271	(269)	2
Prescriber list	90	(90)	-
Total	$12,533	$(12,531)	$2

The estimated amortization expense for the intangible assets for the remainder of 2020 and thereafter is as follows:

Amortization
of intangible
assets

Remainder of 2020	$1
Thereafter	1
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

As part of Amendment No. 2 to the Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants have a five-year life and are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. The 2015 CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. On April 7, 2016, the Company entered into Amendment No. 4 to the Term Loan Agreement and the Company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at $15.00 per share (the “2016 CRG Warrants” and together with the 2015 CRG Warrants, the “CRG Warrants”), which expire five years after issuance.

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

On November 12, 2018 the Company entered into Amendment No. 7 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment extended the “Interest-Only Period” under the Term Loan Agreement from the sixteenth (16th) payment date to the twentieth (20th) payment date following the first borrowing date, which has the effect of pushing out the principal payments to 2020. In addition, the cash interest payments under the Term Loan Agreement for periods ending on March 31, 2019 and June 30, 2019 were be deferred and added to the principal balance under the Term Loan Agreement at the end of each such quarter. The Company evaluated the amendment and it was accounted for as a modification in accordance with GAAP, with no incremental expense incurred. Additionally, if the Federal Drug Administration (“FDA”) had received and accepted our application for review of our DiscoveryTM Platform on or before June 30, 2019 the Company could have elected to pay the interest on the outstanding principal amount of the loans under the Term Loan Agreement payable during the quarter ended September 30, 2019 entirely in the form of a PIK Loan. Finally, the Amendment reduced the minimum required revenue for 2018 under the Term Loan Agreement from $25 million to $24 million.

On October 4, 2019 with an effective date of September 30, 2019 the Company entered into Amendment No. 8 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment deferred the cash interest payment for September 30, 2019 and added it to the principal balance under the Term Loan Agreement.

As of December 31, 2019, the Company was in default of the 2019 minimum revenue threshold of $38.0 million and, the Company was required to raise subordinated debt or equity (the “CRG Equity Cure”) of $30.7 million which is equal to twice the difference between the annual revenue and the revenue covenant with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement in accordance with the terms of the Loan. Under the Term Loan Agreement, The Company had 90 days to achieve this “Cure” unless a covenant waiver was given or the Term Loan Agreement was amended. In the event the Company could not complete the CRG Equity Cure and a covenant waiver was not received, the Company would remain in default of the Term Loan Agreement. In the event of a default, the lender has the option or right to require the Company to repay the current outstanding amount of $36.6 million earlier than anticipated, and if the Company cannot, the lender has the option to invoke the foreclosure on their security interest in our assets and all obligations will become due and payable immediately.

On March 31, 2020, the Company entered into a Consent agreement that extended the date on which the principal and interest payments were due under the Loan Agreement from March 31, 2020 to May 31, 2020. Additionally, as of March 31, 2020 the Company was not in compliance with the minimum revenue covenant under the Term Loan Agreement and the Consent temporarily waived any related default until May 31, 2020.

On May 10, 2020, effective May 7, 2020, the Company entered into a Consent (the “Consent”) to its Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated as of August 6, 2015, Amendment 3, dated as of December 31, 2015, Amendment 4, dated as of April 7, 2016, Amendment 5, dated as of October 12, 2017, Amendment 6, dated as of April 4, 2018, Amendment 7, dated as of November 12, 2018, and Amendment 8, dated as of October 4, 2019, by and among the Company, certain of its subsidiaries from time to time party thereto as guarantors and certain affiliate funds of CRG as lenders. The Consent provides for the lenders’ consent to the Company’s receipt of the Paycheck Protection Program Loan (“PPP Loan”). See Note 10 for additional information related to the PPP loan.

On May 11, 2020, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Accelmed Partners II LP, a Cayman Islands exempted limited partnership (“Buyer”), and Accelmed Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Buyer (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Buyer. See Note 10 for additional information related to the Merger.

On May 11, 2020, in connection with the Merger Agreement filed with the SEC on May 11, 2020, the Company entered into a Consent and Amendment No. 9 to the Term Loan Agreement (“Amendment 9”). Amendment 9 provides for the consent to the transaction contemplated in the Merger Agreement. Pursuant to the Amendment and related Trigger Exchange agreement, the issuer prepaid on May 11, 2020 $694 thousand in aggregate principal of the loans outstanding under the Term Loan Agreement and by issuing to CRG an aggregate of 11,850,131 shares of Commons Stock in exchange for and satisfaction of such partial principal payment.

On May 28, 2020, the Company entered into a Consent agreement that extends the date on which the principal and interest payments due under the Loan agreement from May 31, 2020 and June 30, 2020 to July 31, 2020. Additionally, as of March 31, 2020 the Company was not in compliance with the minimum revenue covenant under the Loan Agreement and the Consent temporarily extends the waiver of any related default, which had previously been waived until May 31, 2020 until July 31, 2020. Failure by the Company to make the principal and interest payment on or before July 31, 2020 will result in an immediate event of default under the Loan Agreement.

TearLab Corporation

The loan is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. The minimum revenue is $45.0 million for 2020.

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

The following is a summary of the Term Loan Agreement as of March 31, 2020 and related maturities of outstanding principal:

Principal balance outstanding	$24,000
PIK interest	11,179
Facility fee	2,935
less discount on term loan:
deferred financing fees, net	(32)
detachable warrants, net	(65)
Total Term Loan	$38,017

TearLab Corporation

Principal due:

2020	38,114
Total principal due	38,114
Less: discount on term loan	(97)
Total term loan	$38,017

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

As of December 31, 2019, all shares of Series A Convertible Preferred stock had been converted into 4,804,545 shares of common stock.

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

The following table sets forth the total stock-based compensation expense resulting from stock options and the employee stock purchase plan included in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended
	March 31,
	2020	2019

Sales and marketing	$1	$8
Clinical, regulatory and research and development	-	4
General and administrative	10	19
Stock-based compensation expense before income taxes	$11	$31

TearLab Corporation

(d) Warrants

On October 8, 2015, as part of Amendment No. 2 to the Term Loan Agreement and funding of the $10,000 tranche, CRG received warrants to purchase 35,000 common shares in the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants are exercisable any time prior to October 8, 2020. The 2015 CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. The 2015 CRG Warrants were valued at $290 upon issuance using the Black-Scholes Merton model assuming volatility of 73%, an expected life of 5.0 years, a risk-free interest rate of 1.71%, and 0% dividend yield. No CRG Warrants were exercised during the three months ended March 31, 2020 or 2019.

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

On December 8, 2017, the Company issued Series A Warrants to purchase 6,818,181 shares of common stock for $0.44 per share and Series B Warrants to purchase 6,818,181 shares of common stock for $0.44 per share in conjunction with shares of common stock and Series A Convertible Preferred stock issued on that same date. The Series A Warrants were exercisable immediately and expire 5 years after the issuance date. Fair Value of the Series A Warrants, for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk free interest rate of 2.14% and a 0% dividend yield and are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. The Series B Warrants were exercisable immediately and expired 6 months after the issuance date. Fair value of the Series B Warrants for purposes of allocating the net proceeds of the equity offering, was determined using the Black-Scholes Merton model assuming a volatility of 158.6%, an expected life of 6 months, a risk free rate of 1.45% and a 0% dividend yield and are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. All Series B Warrants expired on June 7, 2018 with no warrants exercised. In addition, we granted the placement agent compensation warrants to purchase 477,273 shares of common stock at $0.55 per share. The compensation warrants are in the same form as Series A Warrants, excluding the exercise price, and will terminate on the five-year anniversary date. The placement agent warrants are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

In connection with the December 2017 offering the Company issued CRG warrants to purchase 83,240 shares of common stock at an exercise price of $1.50 (“2017 CRG Warrants”) as a result of triggering the anti-dilution clause of the debt amendment (see Note 5). The anti-dilution clause is considered down-round protection, however the Company early adopted ASU 2017-11 and therefore the down-round feature is excluded from the consideration of whether the warrants are indexed to the Company’s own stock and therefore the warrants are not required to be liabilities under the guidance. The 2017 CRG Warrants are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 and were valued at $30 upon issuance using the Black-Scholes Merton model assuming volatility of 88%, an expected life of 5 years, a risk-free interest rate of 2.14% and 0% dividend yield. On April 4, 2018, in connection with Amendment No. 6 to the Term Loan Agreement, the strike price of all existing CRG warrants was reduced to $0.44 per share (see Note 5). The modification to the terms of the CRG Warrants and the 2017 CRG Warrants resulted in a change in fair value of $10 which was included as interest expense.

Prior to the effective time of the Merger, pursuant and subject to the terms of the Merger Agreement and related documents, TearLab shall have caused each warrant to have been cancelled and terminated and of no further force or effect.

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

The following securities were not included in the calculation of diluted earnings per share because their effects were anti-dilutive:

(in thousands of shares)	As of March 31,
	2020	2019
Stock options	957	891
Warrants	8,702	8,702

Total	9,659	9,593

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

The Company has commitments relating to operating leases recognized on a straight-line basis over the term of the lease for rental of two office spaces and various equipment from unrelated parties. Our California office lease was signed May 1, 2018, with a commencement date of July 1, 2018, expires on November 30, 2023 and has an option for a 5-year extension and escalating payments. In January 2020, the Company entered into a sixth amendment to our Texas office lease to extend the term of the lease until September 30, 2020. In addition, the Company has vehicle leases expiring at various times through January 2021, and an equipment lease expiring in December 2021.

The adoption of ASC Topic 842 resulted in the Company recognizing right of use assets of $738 and a lease liability of $739, with the difference due the write-off of prior recorded deferred rent.

The components of lease costs were as follows:

Three months ended
March 31, 2020
Operating lease costs	$88
Short-term lease costs	-
Variable lease costs	-
$88

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

2020	222
2021	184
2022	164
2023	169
Total lease payments	739
Less present value discount	139
Present value of lease liabilities	$600
Weighted average remaining lease term	3.2
Weighted average discount rate	13%

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

Future minimum royalty payments under this agreement as of March 31, 2020 are as follows:

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

On August 9, 2018, the Company entered into a manufacturing, supply and development agreement (the “MiniFAB Agreement”) with MiniFAB. Pursuant to the terms of the MiniFAB Agreement, MiniFAB will manufacture and supply test cards for the Company’s next generation platform, the TearLab Discovery™ System. The MiniFAB Agreement is exclusive through the first term of 10 years and automatically renews for an additional term of 5 years unless either party cancels. TearLab will pay for 65% of the capital expenditures (“capex”) under the MiniFAB Agreement as incurred and MiniFAB will pay for the remaining 35% of capex, which will be recoverable from TearLab through an amortized cost component in the price for the product charged to TearLab once the monthly card volumes reach 200,000 per month. The capex amounts are limited to an aggregate of $1.0 million Australian Dollar (“AUD”) for the initial development and production phase (“Phase 1”) and anticipated to be in the vicinity of $3.0 million AUD for further investment of production capacity (“Phase 2”). In addition, TearLab will be responsible for the payment or reimbursement of all non-recurrent expenditure and tooling, limited to $1.2 million AUD for Phase 1 and estimated at $2.0 million AUD for Phase 2. In December 2018, the Company made an initial capex investment of $317 thousand for a machine that was placed into fixed assets and is being amortized over a 15-year period. Through March 31, 2020 the Company had made additional investments of $33. The Company has a corresponding $132 of long-term third-party payable for capex to be amortized through the card cost component as of March 31, 2020.

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

9. RELATED PARTY

The Company has an agreement with its Chief Scientific Officer whereas if the Company enters into an agreement with UCSD to reduce the overall royalty rate the Company shall pay to its Chief Scientific Officer a royalty on net sales equal to one and a half percent of the percent change in the UCSD royalty rate. The restated UCSD patent license and royalty agreement (see Note 8) resulted in a royalty due at a rate of 0.68%. Related party royalty expense was $34 and $38 as of March 31, 2020 and 2019, respectively. The Company had $71 and $37 in accrued royalties at March 31, 2020 and December 31, 2019, respectively for the related party royalty.

10. SUBSEQUENT EVENTS

On May 6, 2020, TearLab Corp. (the “Company”) entered into a loan agreement to receive funding under a United States Small Business Administration (“SBA”) loan (the “PPP Loan”) from a commercial bank under the SBA’s Payroll Protection Program (“PPP”). The Company received the funds on May 7, 2020. The principal loan amount was $801 thousand.

The PPP Loan has a two-year term, maturing on May 6, 2022. The interest rate on the PPP Loan is 1.0% per annum. Principal and interest are payable in monthly installments, beginning six months after the date of disbursement, until maturity with respect to any portion of the PPP Loan which is not forgiven as described below. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The PPP Loan provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company is permitted to prepay or partially prepay the PPP Loan at any time with no prepayment penalties.

The PPP Loan may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of PPP Loan proceeds for payroll costs, rent, utilities and other expenses. The PPP Loan is forgivable in its entirety if the Company supplies verifying documentation that it has used 60% of the PPP Loan proceeds for covered payroll costs and not more than 40% of the PPP Loan proceeds for SBA approved non-payroll costs incurred before February 15, 2020, over the twenty-four week period from the date of disbursement of the loan.

On May 10, 2020, effective May 7, 2020, the Company entered into a Consent (the “Consent”) to its Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated as of August 6, 2015, Amendment 3, dated as of December 31, 2015, Amendment 4, dated as of April 7, 2016, Amendment 5, dated as of October 12, 2017, Amendment 6, dated as of April 4, 2018, Amendment 7, dated as of November 12, 2018, and Amendment 8, dated as of October 4, 2019, by and among the Company, certain of its subsidiaries from time to time party thereto as guarantors and certain affiliate funds of CRG as lenders. The Consent provides for the lenders’ consent to the Company’s receipt of the PPP Loan.

On May 11, 2020, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Accelmed Partners II LP, a Cayman Islands exempted limited partnership (“Buyer”), and Accelmed Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Buyer (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Buyer. The Merger is subject to the satisfaction of certain closing conditions by the Company, including but not limited to the representations and warranties of the Company set forth in the Merger Agreement remaining true and correct in all material respects, the absence of any material adverse effect on the Company, the Company satisfying cash and transaction expense requirements, termination of all outstanding Company warrants, key employee agreements and resignations, and the performance and/or compliance by the Company of all additional agreements, covenants and conditions required by the Merger Agreement. See the Definitive Information Statement filed with the SEC on June 18, 2020 for additional information related to the proposed Merger, including but not limited to information regarding conditions of completing the Merger.

On May 11, 2020, in connection with the Merger Agreement filed with the SEC on May 11, 2020, the Company entered into a Consent and Amendment No. 9 to the Term Loan Agreement (“Amendment 9”). Amendment 9 provides for the consent to the transaction contemplated in the Merger Agreement. Pursuant to the Amendment and related Trigger Exchange agreement, the issuer prepaid on May 11, 2020 $694 thousand in aggregate principal of the loans outstanding under the Term Loan Agreement and by issuing to CRG an aggregate of 11,850,131 shares of Commons Stock in exchange for and satisfaction of such partial principal payment.

On May 11, 2020, the Company entered into Amendment No. 1 (“UCSD Amendment”) to the Restated License Agreement with UCSD. Pursuant to the UCSD Amendment, if the Company’s Debt financer, CRG with Accelmed Growth Partner L.P., (“Accelmed) enter into a definitive agreement to acquire greater than fifty percent (50%) of the Company’s outstanding shares of common stock prior to July 1, 2020 such transaction shall not be considered a fundamental transaction under the Agreement. To the extent any third party, or parties cumulatively, acquire greater than fifty percent (50%) of the Company’s outstanding shares of common stock after July 1, 2020, such transaction shall be deemed a Fundamental Transaction under the Agreement. All other terms of the Agreement remain unchanged.

On May 28, 2020, the Company entered into a Consent agreement that extends the date on which the principal and interest payments due under the Loan agreement from May 31, 2020 and June 30, 2020 to July 31, 2020. Additionally, as of March 31, 2020 the Company was not in compliance with the minimum revenue covenant under the Loan Agreement and the Consent temporarily extends the waiver of any related default, which had previously been waived until May 31, 2020 until July 31, 2020. Failure by the Company to make the principal and interest payment on or before July 31, 2020 will result in an immediate event of default under the Term Loan Agreement.

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

On January 4, 2018, we announced that we had submitted a 510(k) application to the FDA for the potential clearance of the TearLab DiscoveryTM Platform. The submission covered DiscoveryTM and the MMP-9 biomarker. On February 14, 2018, we announced that the application had successfully passed the acceptance review phase with the FDA. On April 11, 2018 we announced that we received written feedback from the FDA, requesting that we provide additional information to establish correlation to the FDA-cleared predicate chosen to establish 510(k) substantial equivalence. On September 4, 2018, we submitted, and the FDA accepted, our response to the FDA’s comments regarding the 510(k) application for the DiscoveryTM Platform. On October 10, 2018, we announced that the FDA determined that the TearLab Discovery™ MMP-9 test, had not met the criteria for substantial equivalence based upon data and information we had submitted. On April 22, 2020, the Company announced the FDA had accepted the resubmission of its 510(k) application for the potential clearance of the TearLab DiscoveryTM MMP-9 test. The submission covers the TearLab DiscoveryTM Platform and its single-use, disposable Test Card measuring the inflammatory biomarker, matrix metalloproteinase 9 (MMP-9).

TearLab Corporation

RESULTS OF OPERATIONS

Revenue, Cost of Sales and Gross Margin

(in thousands)	Three months ended March 31,
	2020	2019	Change

TearLab revenue	$5,091	$5,683	$(592)
TearLab – cost of sales	1,861	2,083	(222)
TearLab gross profit	3,230	3,600	(370)
Gross profit percentage	63%	63%

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

TearLab revenue for the three months ended March 31, 2020 was $5.1 million compared to $5.7 million for the three months ended March 31, 2019. This decrease was driven by the decrease in both reader revenue and test card revenue compared to the first quarter of 2019 due to the impact of COVID-19 in March 2020.

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

TearLab cost of sales decreased 11% for the three months ended March 31, 2020 compared to March 31, 2019. The decrease was driven by lower depreciation as our systems become fully amortized, as well as lower royalty on lower revenue volume. Additionally, in 2019 we received a credit from one of our suppliers for inventory damaged in transit.

Gross Profit

TearLab gross profit for the three months ended March 31, 2020 was $3.2 million compared to the $3.6 million for the three months ended March 31, 2019. The gross profit percentage of revenue for the three months ended March 31, 2020 and 2019 was 63%. Excluding the impact of the 2019 credit from one of our suppliers for inventory damaged in transit, gross profit would have been 64% for the three months ended March 31, 2019.

Operating Expenses

(in thousands)	Three months ended March 31,
	2020	2019	Change

Sales and marketing	$817	$875	$(58)
Clinical, regulatory and research and development	916	874	42
General and administrative	1,637	1,844	(207)
Operating expenses	$3,370	$3,593	$(223)

Sales and Marketing Expense

Sales and marketing expenses decreased by $0.1 million or 6.6% in the three months ended March 31, 2020, as compared with the three months ended March 31, 2019. The reduction in sales and marketing expenses is attributable to a reduction in employee related payments due to lower sales and the impact of COVID-19 in March 2020.

Clinical, Regulatory and Research and Development Expenses

Total clinical, regulatory and research and development expenses increased 4.8% in the three months ended March 31, 2020 as compared with the three months ended March 31, 2019. The increase was due to product development costs for the resubmittal of the 501(k) with the FDA for the TearLab DiscoveryTM Platform.

General and Administrative Expenses

Total general and administrative expenses decreased $0.2 million or 11.2% in the three months ended March 31, 2020 as compared with the three months ended March 31, 2019. The decrease was primarily due to the impact of tax related costs and employee retention related payouts in Q1 of 2019, as well as the impact of COVID-19 in March 2020.

TearLab Corporation

Other Income (Expense)

(in thousands)	Three Months Ended March 31,
	2020	2019	Change

Interest income (expense)	$(1,442)	$(1,350)	$(92)
Other (net)	16	4	12
Other income	$(1,426)	$(1,346)	$(80)

Interest Income (Expense)

Interest expense for the three months ended March 31, 2020 and 2019 was from our long-term debt under the Term Loan Agreement. Interest expense increased for the three months ended March 31, 2020 when compared to the same period in the previous fiscal year based on larger average balances of long-term debt outstanding.

Other (net)

Other income (loss) for the three months ended March 31, 2020 and 2019 consists primarily of foreign exchange transaction gains and losses, based on fluctuations of the Company’s foreign denominated currencies.

TearLab Corporation

Liquidity and Capital Resources

(in thousands)	March 31, 2020	December 31, 2019	Change
Cash and cash equivalents	$7,335	$7,108	$227
Percentage of total assets	52.1%	49.7%

Working capital	$(29,456)	$(27,899)	$(1,557)

Financial Condition

In December 2017 TearLab raised $3 million in gross proceeds through a registered direct offering to support our operations and regulatory expenses. In addition, in April 2018, with an effective date of March 31, 2018, we renegotiated our Term Loan Agreement with CRG. This new agreement lowers the minimum liquidity requirement from an end of the day cash balance of $5 million to $3 million and it defers cash interest payments due in 2018. These changes will allow our current funding to provide us with the time needed to gain our 510(k) approval for the Discovery™ Platform from the FDA as the Discovery™ Platform is critical to our success moving forward. In November 2018, with amendment No.6 CRG further extended our “Interest-only period,” which has the effect of pushing out the principal payments to 2020. Based on our current rate of cash consumption in addition to our projections, we estimate we will need additional capital in the third quarter of 2020. Our prospects for obtaining that capital are uncertain. Due to the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

On May 11, 2020, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Accelmed Partners II LP, a Cayman Islands exempted limited partnership (“Buyer”), and Accelmed Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Buyer (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Buyer. The completion of the Merger is subject to satisfaction of all conditions set forth in the Merger Agreement and cannot be guaranteed. See Note 10 to the financial statements included in this Quarterly Report on Form 10-Q for additional information related to the Merger.

Absent the completion of the Merger, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

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

As part of Amendment No. 2 to the Term Loan Agreement, and funding of the second tranche, CRG received 35,000 warrants dated as of October 6, 2015 to purchase common shares of the Company at a price of $50.00 per share (the “2015 CRG Warrants”). The 2015 CRG Warrants have a five-year life and are classified as equity on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. The 2015 CRG Warrants were valued at their issuance date using the Black-Scholes Merton model. The related reduction of the long-term debt will be amortized over the life of the debt. On April 7, 2016, the Company entered into Amendment No. 4 to the Term Loan Agreement and the Company issued CRG additional warrants to purchase 35,000 common shares of the Company’s stock at 15.00 per share (the “2016 CRG Warrants” and together with the 2015 CRG Warrants, the “CRG Warrants”), which expire 5 years after issuance.

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

On November 12, 2018 the Company entered into Amendment No. 7 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment extends the “Interest-Only Period” under the Term Loan Agreement from the sixteenth (16th) payment date to the twentieth (20th) payment date following the first borrowing date, which has the effect of pushing out the principal payments to 2020. In addition, the cash interest payments under the Term Loan Agreement for periods ending on March 31, 2019 and June 30, 2019 were deferred and added to the principal balance under the Term Loan Agreement at the end of each such quarter. Additionally, if the Federal Drug Administration (“FDA”) had received and accepted our application for review of our DiscoveryTM Platform on or before June 30, 2019 the Company could have elected to pay the interest on the outstanding principal amount of the loans under the Term Loan Agreement payable during the quarter ended September 30, 2019 entirely in the form of a PIK Loan. Finally, the Amendment reduced the minimum required revenue for 2018 under the Term Loan Agreement from $25 million to $24 million.

On October 4, 2019 with an effective date of September 30, 2019 the Company entered into Amendment No. 8 to the Term Loan Agreement. Pursuant to the terms of the agreement, the Amendment deferred the cash interest payment for the period ending September 30, 2019 and added it to the principal balance under the Term Loan Agreement.

TearLab Corporation

The Term Loan Agreement is collateralized by all assets of the Company. Additionally, the terms of the Term Loan Agreement contain various affirmative and negative covenants agreed to by the Company. Among them, the Company must attain minimum certain annual revenue and minimum cash threshold levels. The minimum annual revenue threshold level required by the Term Loan Agreement is $45 million for the calendar year 2020. The minimum cash balance required is $3.0 million, subject to certain conditions.

As of December 31, 2019, the Company was in default of the 2019 minimum revenue threshold of $38.0 million and, the Company will have to raise subordinated debt or equity (the “CRG Equity Cure”) of $30.7 million which is equal to twice the difference between the annual revenue and the revenue covenant with the total proceeds from this financing to be used to reduce the principal of the Term Loan Agreement which would cure the default in accordance with the terms of the loan. The Company has 90 days to achieve this “Cure” unless a covenant waiver is given or the Term Loan Agreement is amended. In the event the Company cannot complete the CRG Equity Cure and a covenant waiver is not received, the Company would remain in default of the Term Loan Agreement. In the event of a default, the lender has the option or right to require the Company to repay the current outstanding amount of $36.6 million earlier than anticipated, and if the Company cannot, the lender has the option to invoke the foreclosure on their security interest in our assets and all obligations will become due and payable immediately. See the Risk Factor section of this Form 10-Q for further discussion regarding the Term Loan Agreement and risks associated with the Term Loan Agreement and our failure to satisfy the 2019 revenue covenant thereunder.

On March 31, 2020, the Company entered into a Consent agreement that extends the date on which the principal and interest payments are due under the Term Loan Agreement from March 31, 2020 to May 31, 2020. Additionally, as of March 31, 2020 the Company was not in compliance with the minimum revenue covenant under the Loan Agreement and the Consent temporarily waives any related default until May 31, 2020.

On May 10, 2020, effective May 7, 2020, the Company entered into a Consent (the “Consent”) to its Term Loan Agreement, dated as of March 4, 2015, as amended by the Omnibus Amendment Agreement, dated as of April 2, 2015, Amendment 2, dated as of August 6, 2015, Amendment 3, dated as of December 31, 2015, Amendment 4, dated as of April 7, 2016, Amendment 5, dated as of October 12, 2017, Amendment 6, dated as of April 4, 2018, Amendment 7, dated as of November 12, 2018, and Amendment 8, dated as of October 4, 2019, by and among the Company, certain of its subsidiaries from time to time party thereto as guarantors and certain affiliate funds of CRG as lenders. The Consent provides for the lenders’ consent to the Company’s receipt of the PPP Loan.

On May 11, 2020, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Accelmed Partners II LP, a Cayman Islands exempted limited partnership (“Buyer”), and Accelmed Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Buyer (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Buyer. See Note 10 to the financial statements included in this Quarterly Report on Form 10-Q for additional information related to the Merger.

On May 11, 2020, in connection with the Merger Agreement filed with the SEC on May 11, 2020, the Company entered into a Consent and Amendment No. 9 to the Term Loan Agreement (“Amendment 9”). Amendment 9 provides for the consent to the transaction contemplated in the Merger Agreement. Pursuant to the Amendment and related Trigger Exchange agreement, the issuer prepaid on May 11, 2020 $694 thousand in aggregate principal of the loans outstanding under the Term Loan Agreement and by issuing to CRG an aggregate of 11,850,131 shares of Commons Stock in exchange for and satisfaction of such partial principal payment.

On May 28, 2020, the Company entered into another Consent agreement that extends the date on which the principal and interest payments due under the Loan agreement from May 31, 2020 and June 30, 2020 to July 31, 2020. Additionally, as of March 31, 2020 the Company was not in compliance with the minimum revenue covenant under the Loan Agreement and the Consent temporarily extends the waiver of any related default, which had previously been waived until May 31, 2020 until July 31, 2020. Failure by the Company to make the principal and interest payment on or before July 31, 2020 will result in an immediate event of default under the Term Loan Agreement.

Ongoing Sources and Uses of Cash

Absent the completion of the Merger, we anticipate that our cash and cash equivalents and cash generated from revenue will be sufficient to sustain our operations into the third quarter of 2020. We continually evaluate various financing possibilities but we typically expect our primary sources of cash will be related to the collection of accounts receivable. Our accounts receivable collections will be impacted by our ability to maintain current customers and annuity revenue base, while reducing costs as per our new business model.

Absent the completion of the Merger, we expect our primary uses of cash will be to fund our operating expenses and the development and generation of clinical data for our next generation platform.

See Note 10 to the financial statements included in this Quarterly Report on Form 10-Q for additional information related to the Merger.

Changes in Cash Flows

Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2020 was $0.4 million. Net cash provided by operating activities during the three-month period was more than our net loss of $1.6 million primarily due to the depreciation of fixed assets, and deferred interest and the amortization of the discount on our long-term debt. In aggregate, these non-cash items totaled $1.5 million.

TearLab Corporation

The net change in working capital and non-current asset balances related to operations for the three months ended March 31, 2020 and 2019 consists of the following:

	Three Months Ended
(in thousands)	March 31,
	2020	2019
Changes in operating assets and liabilities:

Accounts receivable, net	$(19)	$88
Inventory	321	(220)
Prepaid expenses and other assets	141	59
Accounts payable	598	638
Accrued liabilities	(636)	(443)
Deferred rent	(3)	(4)
	$402	$118

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

●	Inventory levels of test cards on hand decreased in the three months ended March 31, 2020 due to the management of inventory levels during the quarter;

●	Accounts payable had a net increase during the three months ended March 31, 2020 mostly due to invoices received for professional services and increase in work performed relating to the development of our next generation of product in addition to cash management; and

●	Accrued liabilities had a net decrease during the three months ended March 31, 2020 primarily due to the payment of accrued compensation amounts.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $0.2 million and $0.01 million, respectively, to acquire fixed assets.

Cash Provided by Financing Activities

There was zero in net cash provided by financing activities during the three months ended March 31, 2020 and 2019.

Off-Balance-Sheet Arrangements

As of March 31, 2020, we did not have any material off-balance-sheet arrangements as defined in Item 303(1)(4)(ii) of SEC Regulation S-K.

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

There were no significant changes during the three months ended March 31, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. For further clarification with regards to the Company’s specific policies for revenue recognition, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2020 included in Item 1.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to the Condensed Consolidated Financial Statements for the three months ended March 31, 2020 included in Item 1.

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

TearLab Corporation

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as at March 31, 2020 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

During the first quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TearLab Corporation

ITEM 1A. RISK FACTORS.

Risks Relating to Our Financial Condition

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to a number of conditions that must be satisfied or waived (to the extent permissible) prior to the completion of the Merger, as specified in the Merger Agreement. These conditions to the completion of the Merger, some of which are beyond the control of us and the other parties to the Merger Agreement, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed. We may terminate the Merger Agreement under certain circumstances. Additionally, AccelMed may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by August 31, 2020, the findings of AccelMed’s due diligence review of the affairs of the Company or any of its subsidiaries has revealed information that was not disclosed or conflicts with prior disclosure pursuant to the Merger Agreement and is materially adverse to the Company, if AccelMed determines that as a result of the effect of the COVID-19 pandemic on the Company and its business the transactions have become impracticable. See the Definitive Information Statement filed with the SEC on June 18, 2020 for additional information related to the proposed Merger, including but not limited to information regarding conditions of completing the Merger and the potential for termination of the Merger Agreement.

The termination of the Merger Agreement could negatively impact us.

If the Merger is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we may experience certain negative effects, including the following

●	negative reactions from the financial markets, including negative impacts on our stock price;
●	negative reactions from our suppliers, customers and employees;
●	we will be required to pay our costs relating to the Merger, such as financial advisory, legal and accounting costs and associated fees and expenses, whether or not the Merger is completed;
●	the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger and such restrictions may prevent us taking certain other specified actions during the pendency of the Merger;
●	matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us; and
●	we will have a limited time, if any, to satisfy the terms and conditions of the Term Loan Agreement other than by completing the Merger and will be subject to the risk of default or foreclosure pursuant to the terms thereof if the Merger is not completed.

If we do not complete the Merger, we may need to raise additional capital in the future. Such capital, may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into or exercisable or exchangeable for our common stock, our existing stockholders would experience further dilution.

Based on a revised operating model that we implemented in December 2017, if we do not complete the Merger we expect that we will need to raise additional capital prior to the end of the third quarter of 2020. This estimate is subject to risk based primarily on our success in implementing the revised operating model, maintaining certain revenue levels despite a reduction in our commercial resources that was made in order to reduce our cash burn and accurately forecasting the remaining development expenses required to gain FDA clearance of our next generation diagnostic platform, and we cannot assure you that we will be successful in implementing this new model. Any financings undertaken to raise needed capital may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition, our ability to continue as a going concern and would be expected to result in a decline in our stock price. If we consummate such financings, the terms of such financings may adversely affect the interests of our existing stockholders. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail product development, manufacturing improvements, or sales generation programs, attempt to obtain funds through licensing certain technologies or products, or we may be required to significantly reduce expense, sell assets, seek a merger or joint venture partner, file for protection from creditors, liquidate all our assets or cease operations and wind down our business.

We have limited working capital and a history of losses that raise substantial doubts as to whether we will be able to continue as a going concern.

We have prepared our condensed consolidated financial statements on the basis that we would continue as a going concern and without giving effect to the completion of the Merger. However, we have incurred losses in each year since our inception and there is substantial doubt about our ability to continue as a going concern. We do not currently have any available borrowing under our term loan or credit facility. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we were not able to continue as a going concern. If we are unable to generate positive cash flows from operations, we would need to undertake a review of potential business alternatives, which may include, but are not limited to, a merger or sale of the company or ceasing operations and winding down the business.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception. As of March 31, 2020, we had an accumulated deficit of $538.0 million. Our losses have resulted primarily from expenses incurred in research and development of our product candidates from the former retina and glaucoma business divisions. We do not know when or if we will successfully commercialize the TearLab® Osmolarity System in the United States or in international markets or receive approval to commercialize our next generation TearLab DiscoveryTM Platform on a scale that will allow us to achieve and sustain profitability. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to provide the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable would require us to undertake a review of the potential business alternatives discussed above.

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

The CRG loan is collateralized by all our assets. Additionally, the Term Loan Agreement contains various affirmative and negative covenants agreed to by the Company. Among them, we must attain minimum annual revenue and minimum cash threshold levels. The minimum annual revenue threshold levels required by the Term Loan Agreement are $45.0 million for calendar year 2020. The minimum cash balance required is $3.0 million, subject to certain conditions.

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

TearLab Corporation

Risks Related to Our Business

War, terrorism, other acts of violence or natural or manmade disasters such as a global pandemic may affect the markets in which the Company operates, the Company’s customers, the Company’s delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

The Company’s business may be adversely affected by instability, disruption or destruction in the geographic regions in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the recent outbreak of the coronavirus commonly referred to as “COVID-19”). Such events may cause customers to suspend their decisions on using the Company’s products and otherwise affect their ability to meet their obligations to us by making payments on existing contracts, make it impossible to contact our customers and potential customers, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with our existing business.

These events also pose significant risks to the Company’s personnel and operations, which could materially adversely affect the Company’s financial results.

The ongoing circumstances resulting from the COVID-19 virus outbreak magnify the challenges faced from our continuing efforts to introduce and sell our product in a challenging environment and could have an impact on our business.

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

As of March 31, 2020, our total liabilities were $41.6 million including $38.0 million of long-term obligations under our Term Loan Agreement. Our significant liability service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our liabilities present the following risks:

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

TearLab Corporation

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
10.1	Consent dated March 31, 2020

10.2	Agreement and plan of merger, dated May 11, 2020 by and among Buyer, Merger Sub and the Company.	Exhibit 2.1 to the Registrants Current Report on Form 8K filed with the commission on May 11, 2020. (file no. 000-51030)

10.3	Consent and Amendment No. 9 to Term Loan Agreement dated May 11, 2020.	Exhibit 10.1 to the Registrants Current Report on Form 8K filed with the commission on May 11, 2020. (file no. 000-51030)

10.4	Trigger Exchange Agreement dated May 11, 2020.	Exhibit 10.2 to the Registrants Current Report on Form 8K filed with the commission on May 11, 2020. (file no. 000-51030)

10.5	Paycheck Protection Program Promissory Note and Agreement, dated as of May 6, 2020.	Exhibit 10.1 to the Registrants Current Report on Form 8K filed with the commission on May 11, 2020. (file no. 000-51030)

10.6	Consent dated May 10, 2020	Exhibit 10.2 to the Registrants Current Report on Form 8K filed with the commission on May 11, 2020. (file no. 000-51030)

10.7	Amendment No.1 to the Restated License Agreement No. 2018-04-0460 with the Regents of the University of California dated May 11, 2020	Exhibit 10.1 to the Registrants Current Report on Form 8K filed with the commission on May 12, 2020. (file no. 000-51030)

10.8	Consent dated May 29, 2020.	Exhibit 10.1 to the Registrants Current Report on Form 8K filed with the commission on May 29, 2020. (file no. 000-51030)

31.1	CEO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

31.2	CFO’s Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934.

32.1+	CEO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

32.2+	CFO’s Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	SXBRL Taxonomy Extension Presentation

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

TearLab Corp.
(Registrant)

Date: June 26, 2020	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer

