Form 10-Q/A
period 2020-03-31
TearLab Corp
filed 2020-07-01
CIK 1299139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of TearLab Corporation. (the “Company”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2020 (the “Quarterly Report”) is to add this Explanatory Note regarding our reliance on SEC Release No. 34-88465 (the “SEC Order”) issued by the SEC on March 25, 2020, under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the filing of the Quarterly Report. The SEC Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak by extending, subject to the conditions of the SEC Order, the filing deadline by up to 45 days for certain Exchange Act reports due on or before July 1, 2020.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2020, the Company determined to rely on the relief provided by the SEC Order to delay the filing of the Quarterly Report due to circumstances related to the COVID-19 pandemic.

As a result of the global outbreak of COVID -19, in March 2020, the Company closed its corporate offices and requested that all employees work remotely until further notice . Employees affected included certain of its key personnel responsible for assisting the Company in the preparation of its financial statements. In view of these ongoing circumstances, the Company was unable to timely provide its auditors and accountants with financial records, and therefore allow the Company to file a timely and accurate Quarterly Report on Form 10-Q for the period ending March 31, 2020 by the prescribed date without undue hardship and expense to the Company.

No other changes have been made to the Quarterly Report, except that Part II, Item 6 of the Quarterly Report is also being amended to refer to the updated Exhibit Index that is included herein for the purpose of including abbreviated officer certifications that are being filed herewith. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Form 10-Q/A speaks as of the original filing date of the Quarterly Report and has not been updated to reflect events occurring subsequent to the original filing date.

PART II. OTHER INFORMATION

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

TearLab Corp.
(Registrant)

Date: July 1, 2020	/s/ Joseph Jensen
Joseph Jensen
Chief Executive Officer